Form 10-Q
period 2012-09-30
Summit Midstream Partners, LP
filed 2012-11-14
CIK 1549922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number:  001-35666

Summit Midstream Partners, LP

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	45-5200503 (I.R.S. Employer Identification Number)

2100 McKinney Avenue, Suite 1250 Dallas, Texas (Address of principal executive offices)	75201 (Zip Code)

(214) 242-1955
(Registrant’s telephone number, including area code)

Not applicable.
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	As of October 31, 2012
Common Units	24,409,850 units
Subordinated Units	24,409,850 units
General Partner Units	996,320 units

EXPLANATORY NOTE

Summit Midstream Partners, LLC (“Summit Investments”) is a Delaware limited liability company and the predecessor for accounting purposes (the “Predecessor”) of Summit Midstream Partners, LP (“SMLP”). The accompanying financial statements and related notes include the assets, liabilities and results of operations of Summit Investments prior to Summit Investments’ contribution of all of the limited liability company interests in Summit Midstream Holdings, LLC (“Summit Holdings”), to SMLP in connection with SMLP’s initial public offering (“IPO”).

On October 3, 2012, SMLP completed its IPO. Also, on October 3, 2012, in connection with the closing of the IPO, the following transactions occurred:

•                  Summit Investments conveyed an interest in Summit Holdings to Summit Midstream GP, LLC (our “general partner”) as a capital contribution;

•                  our general partner conveyed its interest in Summit Holdings to SMLP in exchange for (i) a continuation of its 2% general partner interest in SMLP, represented by 996,320 general partner units, and (ii) SMLP incentive distribution rights, or IDRs;

•                  Summit Investments conveyed its remaining interest in Summit Holdings to SMLP in exchange for (i) 10,029,850 common units (net of the impact of selling 1,875,000 common units to the public for cash in connection with the exercise of the underwriters’ option to purchase additional common units), representing a 20.1% limited partner interest in SMLP, (ii) 24,409,850 subordinated units, representing a 49.0% limited partner interest in SMLP, and (iii) the right to receive $88.0 million in cash as reimbursement for certain capital expenditures made with respect to the contributed assets;

•                  pursuant to its long-term incentive plan, SMLP granted 5,000 common units (in the aggregate) to two of its directors and 125,000 phantom units, with distribution equivalent rights, to certain employees;

•                  SMLP issued 14,375,000 common units to the public (including 1,875,000 additional common units sold out of the common units originally allocated to Summit Investments) representing a 28.9% limited partner interest in SMLP; and

•                  SMLP used the proceeds from the IPO, net of underwriters’ fees, of approximately $269.4 million to (i) repay $140.0 million outstanding under the revolving credit facility; (ii) make cash distributions to Summit Investments of (a) $88.0 million to reimburse Summit Investments for certain capital expenditures it incurred with respect to assets it contributed to us and (b) $35.1 million representing the funds received in connection with the underwriters exercising their option to purchase additional common units; and (iii) pay estimated IPO expenses of approximately $6.3 million.

The financial statements included in this report reflect the Predecessor financial statements, which are based on the historical ownership percentages of the operations that were contributed to SMLP by Summit Investments. The effects of the IPO and related equity transfers occurring in October 2012 are not reflected in these financial statements.

The results of the Predecessor for the three and nine month periods ended September 30, 2012 may not be indicative of SMLP’s future financial results. Selling, general and administrative expenses are expected to increase due to an estimated $2.5 million of incremental expenses associated with being a publicly traded partnership.

i

ii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SUMMIT MIDSTREAM PARTNERS, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

	September 30,	December 31,
	2012	2011
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,747	$15,462
Accounts receivable	25,954	27,476
Other assets	2,238	1,966
Total current assets	32,939	44,904
PROPERTY, PLANT, AND EQUIPMENT, NET	672,820	638,190
INTANGIBLE ASSETS, NET:
Favorable gas gathering contract	20,492	21,673
Contract intangibles	232,755	242,238
Rights-of-way	35,427	32,802
Total intangible assets, net	288,674	296,713
GOODWILL	45,478	45,478
OTHER NONCURRENT ASSETS	11,481	4,979
TOTAL ASSETS	$1,051,392	$1,030,264

LIABILITIES AND MEMBERSHIP INTERESTS
CURRENT LIABILITIES:
Trade accounts payable	$12,497	$21,485
Deferred revenue	755	—
Ad valorem taxes payable	4,050	2,383
Other current liabilities	6,799	4,971
Total current liabilities	24,101	28,839
PROMISSORY NOTES PAYABLE TO SPONSORS	—	202,893
REVOLVING CREDIT FACILITY	344,230	147,000
NONCURRENT LIABILITIES, NET (Note 5)	7,738	8,944
DEFERRED REVENUE	8,600	1,770
TOTAL LIABILITIES	384,669	389,446
COMMITMENTS AND CONTINGENCIES (Note 9)
MEMBERSHIP INTERESTS	666,723	640,818
TOTAL LIABILITIES AND MEMBERSHIP INTERESTS	$1,051,392	$1,030,264

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
REVENUES:
Gathering services and other fees	$37,903	$18,734	$106,550	$55,776
Natural gas and condensate sales	3,232	3,489	10,290	8,513
Amortization of favorable and unfavorable contracts	(160)	(63)	25	(261)
Total revenues	40,975	22,160	116,865	64,028

COST AND EXPENSES:
Operation and maintenance	14,460	5,992	37,177	18,787
General and administrative	5,179	3,747	15,977	11,122
Transaction costs	1,739	—	1,972	—
Depreciation and amortization	9,156	2,109	26,135	5,471
Total costs and expenses	30,534	11,848	81,261	35,380
OTHER INCOME	2	2	8	10
INTEREST EXPENSE	(2,827)	(350)	(5,573)	(388)
AFFILIATED INTEREST EXPENSE	(13)	—	(5,426)	—
INCOME BEFORE INCOME TAXES	7,603	9,964	24,613	28,270
INCOME TAX EXPENSE	(207)	(157)	(501)	(524)
NET INCOME	$7,396	$9,807	$24,112	$27,746

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF MEMBERSHIP INTERESTS — UNAUDITED

	Nine months ended
	September 30,
	2012	2011
	(In thousands)
MEMBERSHIP INTERESTS, BEGINNING OF PERIOD	$640,818	$307,370
Net income	24,112	27,746
Contributions from Sponsors	—	15,000
Distributions to Sponsors	—	(132,943)
Class B membership interest unit-based compensation	1,793	2,667
MEMBERSHIP INTERESTS, END OF PERIOD	$666,723	$219,840

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Nine months ended
	September 30,
	2012	2011
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,112	$27,746
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	26,135	5,471
Amortization of favorable and unfavorable contracts	(25)	261
Amortization of deferred loan costs	1,018	324
Pay in kind interest on promissory notes payable to sponsors	5,426	—
Class B membership interest unit-based compensation expense	1,793	2,667
Changes in operating assets and liabilities:
Accounts receivable	1,522	(5,752)
Other assets	(286)	(1,040)
Trade accounts payable	(5,250)	(277)
Deferred revenue	7,585	—
Ad valorem taxes payable	4,050	681
Other current liabilities	1,828	(477)
Cash provided by (used in) operating activities	67,908	29,604
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(60,647)	(61,242)
Cash provided by (used in) investing activities	(60,647)	(61,242)
CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from Sponsors	—	15,000
Distributions to Sponsors	—	(132,943)
Borrowings under revolving credit facility	213,000	147,000
Repayments under revolving credit facility	(15,770)	—
Deferred loan costs and initial public offering costs	(5,976)	(4,663)
Repayment of promissory notes payable to Sponsors (inclusive of accrued pay-in-kind interest)	(209,230)	—
Cash provided by (used in) financing activities	(17,976)	24,394
NET CHANGE IN CASH AND CASH EQUIVALENTS	(10,715)	(7,244)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,462	9,421
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,747	$2,177

SUMMIT MIDSTREAM PARTNERS, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

(Continued)

	Nine months ended
	September 30,
	2012	2011
	(In thousands)
SUPPLEMENTAL SCHEDULE OF INVESTING AND FINANCING ACTIVITIES:
Cash interest paid	$6,274	$982
Capitalized interest	(2,191)	(1,646)
Interest paid (net of capitalized interest)	$4,083	$(664)
Cash paid for taxes	$650	$223
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Capital expenditures in accounts payable (period end accruals)	$3,682	$3,944
Pay-in-kind interest	6,337	—
Deferred initial public offering costs in accounts payable	1,531	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LLC AND SUBSIDIARIES

PREDECESSOR NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

1. ORGANIZATION AND BUSINESS OPERATIONS

Organization.  Summit Midstream Partners, LLC (“Summit Investments”), a Delaware limited liability company, was formed and began operations on September 3, 2009 and is the predecessor for accounting purposes (the “Predecessor”) of Summit Midstream Partners, LP (“SMLP”). SMLP’s business strategy is to own and operate a portfolio of midstream energy infrastructure assets that are strategically located in the core producing areas of unconventional resource basins, primarily shale formations, in North America. Through August 17, 2011, Summit Investments was wholly owned by Energy Capital Partners II, LP and its parallel and co-investment funds (collectively, “Energy Capital Partners”).

On August 17, 2011, Energy Capital Partners sold an 11.25% membership interest in the Predecessor to a subsidiary of GE Energy Financial Services, Inc. (“GE Energy Financial Services”, and collectively with Energy Capital Partners, the “Sponsors”). Energy Capital Partners continues to control the activities of Summit Investments through its sole representation on Summit Investments’ board of managers. Certain members of Summit Investments’ management hold ownership interests in the form of Class B membership interests in Summit Investments (the “SMP Net Profits Interests”) through their ownership in Summit Midstream Management, LLC.

On October 3, 2012, SMLP completed its IPO. Also, on October 3, 2012, in connection with the closing of the IPO, the following transactions occurred:

•                  Summit Investments conveyed an interest in Summit Holdings to Summit Midstream GP, LLC (our “general partner”) as a capital contribution;

•                  our general partner conveyed its interest in Summit Holdings to SMLP in exchange for (i) a continuation of its 2% general partner interest in SMLP, represented by 996,320 general partner units, and (ii) SMLP incentive distribution rights, or IDRs;

•                  Summit Investments conveyed its remaining interest in Summit Holdings to SMLP in exchange for (i) 10,029,850 common units (net of the impact of selling 1,875,000 common units to the public for cash in connection with the exercise of the underwriters’ option to purchase additional common units), representing a 20.1% limited partner interest in SMLP, (ii) 24,409,850 subordinated units, representing a 49.0% limited partner interest in SMLP, and (iii) the right to receive $88.0 million in cash as reimbursement for certain capital expenditures made with respect to the contributed assets;

•                  pursuant to its long-term incentive plan, SMLP granted 5,000 common units (in the aggregate) to two of its directors and 125,000 phantom units, with distribution equivalent rights, to certain employees;

•                  SMLP issued 14,375,000 common units to the public (including 1,875,000 additional common units sold out of the common units originally allocated to Summit Investments) representing a 28.9% limited partner interest in SMLP; and

•                  SMLP used the proceeds, net of underwriters’ fees, from the IPO of approximately $269.4 million to (i) repay $140.0 million outstanding under the revolving credit facility; (ii) make cash distributions to Summit Investments of (a) $88.0 million to reimburse Summit Investments for certain capital expenditures it incurred with respect to assets it contributed to us and (b) $35.1 million representing the funds received in connection with the underwriters exercising their option to purchase additional common units; and (iii) pay estimated IPO expenses of approximately $6.3 million.

Upon conclusion of the above transactions, SMLP has a 100% ownership interest in Summit Holdings, which has a 100% ownership interest in both DFW Midstream Services LLC (“DFW Midstream”) and Grand River Gathering, LLC (“Grand River Gathering”).  The financial statements included in this report reflect the Predecessor’s financial statements which are based on Summit Investments’ historical ownership percentages of the operations that were contributed to SMLP. The effects of the IPO and related equity transfers occurring in October 2012 are not reflected in these financial statements.

Business Operations.  Prior to the closing of the IPO, Summit Investments’ two operating subsidiaries were DFW Midstream and Grand River Gathering. Both are midstream energy companies focused on the development, construction and operation of natural gas gathering systems.

Concurrent with its formation in September 2009, Summit Investments acquired a controlling interest in DFW Midstream. In June 2010, Summit Investments purchased the remaining noncontrolling interest in DFW Midstream.  DFW Midstream owns certain natural gas gathering pipeline, dehydration and compression assets located in the core of the Barnett Shale located in the Fort Worth Basin in north-central Texas.

In October 2011, Summit Investments acquired Grand River Gathering.  Grand River Gathering owns certain natural gas gathering pipeline, dehydration and compression assets located in the Piceance Basin, which includes the Mesaverde, Mancos and Niobrara Shale formations, in western Colorado. These assets gather production from the Mamm Creek, Orchard, and South Parachute fields in the area around Rifle, Colorado. In addition to the purchase, Summit Investments has a contractual relationship with the seller related to the development of midstream infrastructure to support the seller’s emerging Mancos and Niobrara Shale development. See Note 3.

Basis of Presentation and Principles of Consolidation.  The unaudited condensed consolidated financial statements for periods ending on or prior to the closing of the IPO include the assets, liabilities, and results of operations of Summit Investments and its wholly owned subsidiaries Summit Holdings, DFW Midstream and Grand River Gathering, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the balance sheet dates, the reported amounts of revenue and expense, including fair value measurements, and disclosure of contingencies. Although management believes these estimates are reasonable, actual results could differ from its estimates.

Our operations are organized into a single business segment, the assets of which consist of natural gas gathering systems and related plant and equipment. For the three and nine months ended September 30, 2012, the unaudited condensed consolidated financial statements also include the operations of Grand River Gathering. See Note 3.

In our opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of the results of operations for the three and nine months ended September 30, 2012 and 2011. All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements should be read in conjunction with the audited annual financial statements and related notes included in SMLP’s Rule 424(b)(4) Prospectus filed with the SEC on September 28, 2012 (the “Rule 424(b)(4) Prospectus”). The results of operations for an interim period are not necessarily indicative of results expected for a full year.

Reclassifications.  Certain reclassifications have been made to prior-period amounts to conform to current-period reporting classifications. These reclassifications had no impact on net income or total membership interests.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition.  We earn revenue from natural gas gathering services provided to natural gas producers and record such revenue as gathering services and other fees. We also earn revenue from the sale of physical natural gas retained from our customers to offset power expenses associated with electric-driven compression on the DFW Midstream system and condensate retained from gathering services. We record this revenue as natural gas and condensate sales. We record costs incurred which are reimbursed by our customers, on a gross basis in the consolidated statements of operations. Revenue is recognized when all of the following criteria are met: (i) persuasive evidence of an exchange arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed or determinable, and (iv) collectability is reasonably assured.

Our natural gas gathering agreements provide a monthly or annual minimum volume commitment (“MVC”) from certain of our customers. Under these monthly or annual MVCs, our customers agree to ship a minimum volume of natural gas on our gathering systems or, in some cases, to pay a minimum monetary amount, over certain periods during the term of the MVC. If a customer’s actual throughput volumes are less than its MVC for an applicable period, such customer must make a shortfall payment to us at the end of that contract month or year, as applicable. Under certain natural gas gathering agreements, customers are entitled to utilize shortfall payments to offset gathering fees in one or more subsequent periods to the extent that such customer’s throughput volumes in subsequent periods exceed its MVC, ranging from twelve months to nine years.

We record customer billings for obligations under their minimum volume commitments as deferred revenue. We recognize deferred revenue under these arrangements in revenue once all contingencies or potential performance obligations associated with the related volumes have either (i) been satisfied through the gathering of future excess volumes of natural gas, or (ii) expired (or lapsed) through the passage of time pursuant to the terms of the applicable natural gas gathering agreement. We classify deferred revenue as short term for arrangements where the expiration of a customer’s right to utilize shortfall payments is twelve months or less. As of September 30, 2012, our customers have been billed $9.4 million of shortfall payments, of which $1.2 million was included in accounts receivable as of September 30, 2012, attributed to arrangements that provide for the ability to offset gathering fees in the next one month to nine years to the extent that a customer’s throughput volumes exceed its MVC.

Unit-Based Compensation.  Certain of Summit Investments’ current and former employees received Class B membership interests, classified as net profits interests, in DFW Midstream Management LLC or Summit Midstream Management, LLC (collectively, the “Net Profits Interests”). The Net Profits Interests participate in distributions upon time vesting and the achievement of certain distribution targets to Class A members or higher priority vested Net Profits Interests. The Net Profits Interests are accounted for as compensatory awards, vest ratably over four to five years and provide for accelerated vesting in certain limited circumstances.

With the assistance of a third-party valuation firm, we determined the fair value of the Net Profits Interests as of their respective grant dates. The Net Profits Interests were valued utilizing an option pricing method, which models the Class A and Class B membership interests as call options on the underlying equity value of either DFW Midstream Management LLC or Summit Midstream Management, LLC, and considers the rights and preferences of each class of equity to allocate a fair value to each class. See Note 8.

Comprehensive Income.  Comprehensive income is the same as net income for all periods presented.

Other Significant Accounting Policies. For information on our other significant accounting policies, see Note 2 of the audited annual financial statements included in SMLP’s Rule 424(b)(4) Prospectus.

Recent Accounting Pronouncements.  Accounting standard setters frequently issue new or revised accounting rules. We review new pronouncements to determine the impact, if any, on our consolidated financial statements. There are currently no recent pronouncements that have been issued that we believe will materially affect the consolidated financial statements.

3. ACQUISITIONS

Grand River Gathering.  In October 2011, Summit Investments entered into a purchase and sale agreement with Encana Oil & Gas (USA) Inc., a subsidiary of Encana Corporation (“Encana”), to acquire certain natural gas gathering pipeline, dehydration and compression assets in the Piceance Basin in western Colorado (the “Grand River Transaction”). These assets gather production from the Mamm Creek, Orchard, and South Parachute fields in the area around Rifle, Colorado under long-term contracts ranging from 10 years to 25 years (weighted-average life of 12.8 years). The acquired assets included approximately 260 miles of pipeline and approximately 90,000 horsepower of compression facilities. In addition, we have a contractual relationship with Encana related to the development of midstream infrastructure to support Encana’s emerging Mancos and Niobrara Shale developments. The Grand River Transaction closed on October 27, 2011, with an effective date of October 1, 2011, and was funded through an equity contribution of $410.0 million and an aggregate of $200.0 million in promissory notes from the Sponsors.

Summit Investments accounted for the Grand River Transaction under the acquisition method of accounting, whereby the total purchase price was allocated to Grand River Gathering’s identifiable tangible and intangible assets acquired and liabilities assumed based on their fair values as of October 27, 2011. The intangible assets that were acquired are composed of gas gathering agreement contract values and right-of-way easements. Their fair values were determined based upon assumptions related to future cash flows, discount rates, asset lives, and projected capital expenditures to complete the Grand River Gathering system.

During the second quarter of 2012, Summit Investments received the remaining information needed to value the acquired construction work in process and the intangible assets and then finalized its determination of the assets acquired and liabilities assumed of Grand River Gathering as well as its purchase price of $590.2 million. As a result, Summit Investments retrospectively recorded an adjustment to decrease construction work in process by $4.7 million and decrease intangible assets by $37.9 million. Summit Investments also recognized $1.8 million of deferred revenue related to MVC payments received prior to the acquisition of Grand River Gathering, which can be used by the customer to offset gathering fees in one or more subsequent periods to the extent that such customer’s throughput volumes in subsequent periods exceed its MVC. Additionally, $0.9 million of net working capital was recorded representing the final settlement of the remaining assets acquired and liabilities assumed of Grand River Gathering. These adjustments to the preliminary purchase price and the allocation to the assets acquired and liabilities assumed resulted in the recognition of goodwill totaling $45.5 million.  The final purchase price allocation has been recorded and presented on a retrospective basis. Management believes that the goodwill recorded upon the finalization of the allocation represents the incremental value of future cash flow potential attributed to estimated future gathering services within the emerging Mancos and Niobrara Shale developments.

The reconciliation of the fair values of the assets acquired and liabilities assumed to the purchase price as of October 27, 2011, follows.

	(In thousands)
Purchase price assigned to Grand River Gathering		$590,210
Property, plant, and equipment	$295,240
Gas gathering agreement contract intangibles	244,100
Rights-of-way	8,016
Total assets acquired	547,356
Deferred revenue	1,770
Other current liabilities	854
Total liabilities assumed	$2,624
Net identifiable assets acquired		544,732
Goodwill		$45,478

The following unaudited pro forma financial information assumes that the Grand River Transaction occurred on January 1, 2010. The unaudited pro forma information is not necessarily indicative of what the Predecessor’s financial position or results of operations would have been if the Grand River Transaction had occurred on that date, or what SMLP’s financial position or results of operations will be for any future periods. These pro forma adjustments were derived by annualizing the actual operating results for Grand River Gathering that the Predecessor recorded for the two month period from November 1, 2011 through December 31, 2011. The Predecessor incurred transaction costs of $3.2 million, which are not included in net income presented immediately below, as the pro forma information assumes the transaction occurred January 1, 2010.

	Pro forma three months ended	Pro forma nine months ended
	September 30, 2011	September 30, 2011
	(In thousands)
Revenue	$41,396	$121,736
Net income	13,795	39,711

4. PROPERTY, PLANT, AND EQUIPMENT, NET

Details on property, plant, and equipment, net were as follows:

	Useful lives	September 30,	December 31,
	(In years)	2012	2011
	(Dollars in thousands)
Gas gathering system	30	$411,300	$335,083
Compressor stations and compression equipment	30	227,885	165,600
Construction in progress	n/a	57,354	147,616
Other	4-15	4,143	2,071
Total		700,682	650,370
Less accumulated depreciation		(27,862)	(12,180)
Property, plant, and equipment, net		$672,820	$638,190

Construction in progress is depreciated consistent with its applicable asset class once it is placed in service.  Depreciation expense related to property, plant and equipment and capitalized interest were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Depreciation expense	$5,623	$1,873	$15,682	$4,845
Capitalized interest	310	1,113	2,191	1,646

5. IDENTIFIABLE INTANGIBLE ASSETS, NONCURRENT LIABILITY AND GOODWILL

Identifiable Intangible Assets and Noncurrent Liability.  Summit Investments accounted for its acquisitions of DFW Midstream and Grand River Gathering under the acquisition method of accounting and identified separately identifiable intangible assets and a noncurrent liability. Identifiable intangible assets and a noncurrent liability, which are subject to amortization, were as follows:

	September 30, 2012
	Useful lives	Gross carrying	Accumulated
	(In years)	amount	amortization	Net
	(Dollars in thousands)
Favorable gas gathering contract	18.7	$24,195	$(3,703)	$20,492
Contract intangibles	12.4	244,100	(11,345)	232,755
Rights-of-way	28.3	37,938	(2,511)	35,427
Total amortizable intangible assets		$306,233	$(17,559)	$288,674

Unfavorable gas gathering contract	10.0	$10,962	$(3,224)	$7,738

	December 31, 2011
	Useful lives	Gross carrying	Accumulated
	(In years)	amount	amortization	Net
	(Dollars in thousands)
Favorable gas gathering contract	18.7	$24,195	$(2,522)	$21,673
Contract intangibles	12.4	244,100	(1,862)	242,238
Rights-of-way	28.3	34,343	(1,541)	32,802
Total amortizable intangible assets		$302,638	$(5,925)	$296,713

Unfavorable gas gathering contract	10.0	$10,962	$(2,018)	$8,944

We recognized amortization expense within the statements of operations as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Amortization expense — favorable gas gathering contract	$501	$428	$1,181	$1,244
Amortization expense — contract intangibles	$3,194	$—	$9,483	$—
Amortization expense — rights-of-way	$340	$236	$970	$625
Amortization expense — unfavorable contract	$(341)	$(365)	$(1,206)	$(984)

Amortization expense related to the favorable gas gathering contract intangible assets was recorded within revenue. The favorable gas gathering contract relates to a gas gathering contract that was deemed to be above market upon the acquisition of DFW Midstream. The favorable contract intangible assets are amortized on a units-of-production basis over their estimated useful lives, which is the period over which the assets are expected to contribute directly or indirectly to future cash flows.

Amortization expense related to the intangible contract values of the gas gathering agreements at Grand River Gathering was recorded within depreciation and amortization expense. The intangible asset contract values are amortized over the period of economic benefit based upon the expected revenues over the life of the contract.

Amortization expense related to rights-of-way associated with city easements and easements granted within existing rights-of-way was recorded within depreciation and amortization expense over the shorter of the contractual term of the rights-of-way, ranging from 20 to 30 years, or the estimated useful life of the gathering system, which is 30 years.

Amortization expense related to the unfavorable gas gathering contract was recorded within revenue. The unfavorable gas gathering contract is included within noncurrent liability and relates to an unfavorable gas gathering contract that was deemed to be below market upon the acquisition of DFW Midstream. The unfavorable gas gathering contract is amortized on a units-of-production basis over its estimated useful life, which is the period over which the liability is expected to contribute directly or indirectly to Summit Investments’ future cash flows.

The estimated aggregate annual amortization of intangible assets and noncurrent liability recognized as of September 30, 2012 for each of the five succeeding fiscal years were as follows:

	Assets	Liabilities
	(In thousands)
2012	$4,234	$350
2013	19,351	1,441
2014	22,156	1,549
2015	25,109	1,650
2016	26,488	1,571

Goodwill.  Summit Investments’ goodwill of $45.5 million was recognized in connection with the Grand River Transaction and has been allocated to the Grand River Gathering reporting unit (see Note 3).  In September 2012, we performed our annual goodwill impairment testing and determined that the fair value of the Grand River Reporting unit exceeded its carrying value resulting in no goodwill impairment. Prior to the completion of Grand River Transaction, the Predecessor had no recorded goodwill, and thus no goodwill impairments.

6. REVOLVING CREDIT FACILITY

On May 7, 2012, Summit Holdings closed on an amendment and restatement of its revolving credit facility, which expanded its borrowing capacity to $550.0 million from $285.0 million. Upon closing of the amendment and restatement (i) Summit Investments contributed its assets and membership interests in Grand River Gathering to Summit Holdings and (ii) Summit Holdings borrowed an additional $163.0 million under the revolving credit facility and utilized $160.0 million of the borrowings to partially repay certain unsecured promissory notes payable to the Sponsors.

The revolving credit facility is secured by the membership interests of Summit Holdings, DFW Midstream and Grand River Gathering and substantially all of Summit Holdings’, DFW Midstream’s and Grand River Gathering’s assets and is guaranteed by Summit Holdings’ subsidiaries. It allows for revolving loans, letters of credit and swingline loans.  Borrowings under the revolving credit facility bear interest at the London Interbank Offered Rate (LIBOR) plus an applicable margin or a base rate, as defined in the credit agreement. It contains affirmative and negative covenants customary for credit facilities of this size and nature that, among other things, limit or restrict the ability to (i) incur additional debt; (ii) make investments; (iii) engage in certain mergers, consolidations, acquisitions or sales of assets; (iv) enter into swap agreements and power purchase agreements; (v) enter into leases that would cumulatively obligate payments in excess of $30.0 million over any 12-month period; and (vi) prohibits the payment of distributions by Summit Holdings if a default then exists or would result therefrom, and otherwise limits the amount of distributions Summit Holdings can make. In addition, the revolving credit facility requires Summit Holdings to maintain a ratio of consolidated trailing 12-month EBITDA to net interest expense of not less than 2.5 to 1.0 (as defined in the credit agreement) and a ratio of total indebtedness to consolidated trailing 12-month EBITDA of not more than 5.0 to 1.0, or not more than 5.5 to 1.0 for up to six months following certain acquisitions (as defined in the credit agreement). The revolving credit facility matures in May 2016.

The revolving credit facility’s carrying value on the consolidated balance sheet is its fair value due to its floating rate.  At September 30, 2012, the applicable margin under LIBOR borrowings was 2.50%, the weighted-average interest rate was 2.75% and the unused portion of the revolving credit facility totaled $205.8 million (subject to a commitment fee of 0.50%). As of September 30, 2012, we were in compliance with the covenants in the revolving credit facility. There were no events of default during the nine months ended September 30, 2012.

In October 2012, SMLP used $140.0 million of the IPO proceeds to pay down the revolving credit facility, thereby increasing availability by the same amount.

7. INCOME TAXES

No provision for federal income taxes or state income taxes are included in our results of operations as such income is taxable directly to our owners. However, we are subject to income taxes in the state of Texas. In general, legal entities that conduct business in Texas are subject to the Revised Texas Franchise Tax (i.e., the Texas Margin Tax), including nontaxable entities such as limited liability companies, limited partnerships, and limited liability partnerships. The tax is assessed on the Texas-sourced taxable margin, which is defined as the lesser of (i) 70% of total revenue or (ii) total revenue less (a) cost of goods sold or (b) compensation and benefits. Although the bill states that the Texas Margin Tax is not an income tax, it has the characteristics of an income tax since it is determined by applying a tax rate to a base that considers both revenues and expenses.

8. MEMBERSHIP INTERESTS

As of September 30, 2012, Energy Capital Partners held an 88.75% interest and GE Energy Financial Services held an 11.25% interest in Summit Investments. Such membership interests gives the Sponsors the right to participate in distributions and to exercise the other rights or privileges available to each entity under the Summit Investments’ Amended and Restated Limited Liability Operating Agreement (the “Summit LLC Agreement”).

In accordance with the Summit LLC Agreement, capital accounts are maintained for Summit Investments’ members. The capital account provisions of the Summit LLC Agreement incorporate principles established for U.S. federal income tax purposes and are not comparable to the equity accounts reflected under GAAP in the Predecessor’s condensed consolidated financial statements.

The Summit LLC Agreement sets forth the calculation to be used in determining the amount and priority of cash distributions that its membership interest holders will receive. Capital contributions required under the Summit LLC Agreement are in proportion to the members’ respective percentage ownership interests. The Summit LLC Agreement also contains provisions for the allocation of net earnings and losses to members. For purposes of maintaining member capital accounts, the Summit LLC Agreement specifies that items of income and loss shall be allocated among the members in accordance with their respective percentage interests described above.

The SMP Net Profits Interests participate in distributions upon time vesting and the achievement of certain distribution targets to Class A members or higher priority vested SMP Net Profits Interests. The SMP Net Profits Interests are accounted for as compensatory awards. All grants vest ratably over five years and provide for accelerated vesting in certain limited circumstances, including a qualifying termination following a change in control (as defined in the underlying award agreement and the Summit LLC Agreement).

During the nine months ended September 30, 2012, Summit Investments, with assistance from a third-party valuation expert, determined the grant date fair value of the SMP Net Profits Interests granted on January 25, 2012. These net profits interests were valued utilizing an option pricing method, which models the Class A and Class B membership interests as call options on the underlying equity value of Summit Midstream Management, LLC, and considers the rights and preferences of each class of equity to allocate a fair value to each class.

A significant input of the option pricing method is the enterprise value of Summit Investments, as well as the length of holding period and volatility of our equity securities. We estimated the enterprise value utilizing a combination of the income and market approaches. The income approach utilized the discounted cash flow method, whereby we applied a discount rate to estimated future cash flows of Summit Investments. Key inputs include forecasted gathering volumes, revenues and costs; unlevered equity betas of Summit Investments’ peer group; equity market risk premium; company-specific risk premium; and terminal growth rates. Under the market approach, trading multiples of the securities of publicly traded peer companies were applied to the Company’s estimated future cash flows.

Additional significant inputs used in the option pricing method include the length of holding period, discount for lack of marketability and volatility. The length of the holding period was determined primarily based upon Summit Investments’ expectations as of the grant date. With assistance from a third-party valuation firm, the Predecessor estimated the discount for lack of marketability and volatility. The discount for lack of marketability was estimated using a protective put methodology, which consisted of estimating the cost to insure an investment in the SMP Net Profits Interests over the length of the holding period. Using the Black-Scholes option pricing model, we calculated the cost of a put option for the SMP Net Profits Interests as of the grant date. The discount for lack of marketability is equal to the put option value divided by the value of the underlying membership interest. We estimated the expected volatility of the SMP Net Profits Interests based on the historical and implied volatilities of the securities of publicly traded peer companies using data from Standard & Poor’s Capital IQ proprietary research tool. The expected volatility conclusions were based on consideration of both the historical and implied volatilities of the publicly traded peer companies as of the grant date.

The inputs used in the option pricing method for the SMP Net Profits Interests granted on January 25, 2012 were as follows:

Assumption
Length of holding period restriction (in years)	4
Discount for lack of marketability	32.3%
Volatility	48.7%

Information regarding the amount and grant-date fair value of the vested and nonvested SMP Net Profits Interests as of September 30, 2012 was as follows:

		Weighted-average
		grant date fair value
	Percentage	(per 1.0% of SMP
	Interest	Net Profits Interest)
	(Dollars in thousands)
Nonvested at January 1, 2012	3.958%	$1,003
Granted	0.500%	$1,780
Vested	0.953%	$965
Nonvested at September 30, 2012	3.505%	$1,124
Vested at September 30, 2012	2.850%	$768

We recognize non-cash compensation expense ratably over the five-year vesting period. Non-cash compensation expense, related to the SMP Net Profit Interests, recognized in general and administrative expense was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Non-cash compensation expense	$306	$216	$919	$1,007

For the nine months ended September 30, 2011, non-cash compensation expense also included approximately $0.5 million of expense related to 2010 and 2009.  As of September 30, 2012, the unrecognized non-cash compensation expense related to the SMP Net Profit Interests was $3.9 million. Incremental non-cash compensation expense will be recorded over the remaining expected weighted-average vesting period of 3.9 years.

Class B membership interests in DFW Midstream Management LLC (the “DFW Net Profits Interests”) participate in distributions upon time vesting and the achievement of certain distribution targets to Class A members or higher priority vested DFW Net Profits Interests. The DFW Net Profits Interests are accounted for as compensatory awards. All grants vest ratably over four years and provide for accelerated vesting in certain limited circumstances, including a qualifying termination following a change in control (as defined in the underlying award agreement and the DFW Midstream Amended and Restated Limited Liability Company Agreement and Contribution Agreement).

Information regarding the amount and grant-date fair value of the vested and nonvested DFW Net Profits Interests as of September 30, 2012 was as follows:

		Weighted-average
		grant date fair value
	Percentage	(per 1.0% of DFW
	interest	Net Profits Interest)
	(In thousands)
Nonvested at January 1, 2012	1.750%	$306
Granted	0.000%	$—
Vested	1.631%	$249
Nonvested at September 30, 2012	0.119%	$1,091
Vested at September 30, 2012	4.281%	$255

We recognize non-cash compensation expense ratably over the four year vesting period. Non-cash compensation expense, related to the DFW Net Profits Interests, recognized within general and administrative expense was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Non-cash compensation expense	$75	$510	$874	$1,660

For the nine months ended September 30, 2011, non-cash compensation expense also included approximately $0.6 million of expense related to 2010 and 2009.  As of September 30, 2012, the unrecognized non-cash compensation expense related to the DFW Net Profits Interests was $0.4 million. Incremental non-cash compensation expense will be recorded over the remaining expected weighted-average vesting period of 1.3 years.

Long-Term Incentive Plan.  Our general partner has approved the 2012 Long-Term Incentive Plan, or LTIP, pursuant to which the eligible officers (including the named executive officers), employees, consultants and directors of SMLP and its general partner will be eligible to receive awards with respect to our equity interests, thereby linking the recipients’ compensation directly to SMLP’s performance. The LTIP will be administered by our general partner’s board of directors, though such administration function may be delegated to a committee appointed by the board to administer the LTIP. SMLP has reserved 5,000,000 common units for issuance pursuant to and in accordance with the LTIP.

The LTIP provides for the granting, from time to time, of unit-based awards, including common units, restricted units, phantom units, unit options, unit appreciation rights, distribution equivalent rights, profits interest units and other unit-based awards. Grants will be made at the discretion of the board of directors or compensation committee of our general partner. The administrator of the LTIP may make grants under the LTIP that contain such terms, consistent with the LTIP, as the administrator may determine are appropriate, including vesting conditions. The administrator of the LTIP may, in its discretion, base vesting on the grantee’s completion of a period of service or upon the achievement of specified financial objectives or other criteria or upon a change of control (as defined in the LTIP) or as otherwise described in an award agreement. Termination of employment prior to vesting will result in forfeiture of the awards, except in limited circumstances as described in the plan documents. Units that are canceled or forfeited will be available for delivery pursuant to other awards.

In connection with the IPO and pursuant to the LTIP, the board of directors of our general partner granted 5,000 common units (in the aggregate) to two of our directors and granted 125,000 phantom units with distribution equivalent rights to certain key employees that provide services for us. A phantom unit is a notional unit that entitles the grantee to receive a common unit upon the vesting of the phantom unit or on a deferred basis upon specified future dates or events or, in the discretion of the administrator, cash equal to the fair market value of a common unit.  Distribution equivalent rights for each phantom unit provide for a lump sum cash amount equal to the accrued distributions from the grant date to be paid in cash upon the vesting date. The phantom units granted in connection with the IPO vest on the third anniversary of the consummation of the IPO. Upon vesting, awards may be settled in cash and/or common units, at the discretion of the board of directors.

9. COMMITMENTS AND CONTINGENCIES

Contractual Commitments.  We lease various office space to support our operations and have determined that our leases are operating leases. Total rent expense related to operating leases, which is recognized in general and administrative expenses, was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Total rent expense	$189	$195	$504	$357

Legal Proceedings.  Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, except as described below, we are not currently a party to any significant legal or governmental proceedings.  In addition, we are not aware of any significant legal or governmental proceedings contemplated to be brought against us, under the various environmental protection statutes to which we are subject.

On August 21, 2012, four former DFW Midstream employees (the “Plaintiffs”) who, by virtue of their Class B membership in DFW Midstream Management LLC (“DFW Management”), collectively own an aggregate 4.1% vested net profits interests in DFW Midstream, filed a claim in the Court of Chancery of the State of Delaware against Summit Investments, Summit Holdings, DFW Midstream and DFW Management (collectively, the “Defendants”) seeking dissolution and wind-up of DFW Midstream and DFW Management or, in the alternative, a repurchase of the Plaintiff’s net profits interests. The Plaintiffs also seek other unspecified monetary damages, including attorney’s fees and costs. The complaint alleges that the Defendants breached (i) the DFW Midstream limited liability company agreement; (ii) compensatory arrangements with each Plaintiff; (iii) the implied covenant of good faith and fair dealing; and (iv) in the case of Summit Investments and Summit Holdings, their alleged fiduciary duties to the Plaintiffs. The complaint further alleges that the Defendants acted fraudulently with respect to the Plaintiffs. On September 28, 2012, the Defendants filed a motion to dismiss all of Plaintiffs’ claims in this matter.  That motion is set for hearing on December 12, 2012.  The court has stayed discovery pending its resolution of Defendants’ motion to dismiss.

While we are unable to predict the outcome of this litigation, we believe that the Plaintiffs’ allegations are meritless. We intend to vigorously defend ourselves against these allegations, and we do not believe that the dispute, even if determined adversely against us, would have a material effect on our financial position, results of operations or cash flows.

10. RELATED-PARTY TRANSACTIONS

Promissory Notes Payable to Sponsors.  In conjunction with the Grand River Transaction, Summit Investments executed $200.0 million of promissory notes, on an unsecured basis, with its Sponsors. The notes had an 8% interest rate and were scheduled to mature in October 2013. In May 2012, Summit Holdings borrowed $163.0 million under the revolving credit facility and used a portion of the same borrowings to prepay $160.0 million principal amount of the promissory notes payable to the Sponsors. Then in July 2012, an additional $50.0 million was borrowed under the revolving credit facility, a portion of which was used to pay the remaining $49.2 million principal amount of the promissory notes payable to Sponsors (inclusive of accrued pay-in-kind interest).

In accordance with the terms of the underlying note agreement, prior to their repayment in July 2012, the Predecessor elected to make all interest payments on the note in kind.  Due to the July 2, 2012 payoff, the amount of interest paid in kind on the notes for the three months ended September 30, 2012, was immaterial. The amount of interest paid in kind and accrued to the balance of the notes for the nine months ended September 30, 2012, was approximately $6.3 million, of which the Company capitalized $0.9 million of interest expense related to costs incurred on capital projects under construction.

Electricity Management Services Agreement.  We entered into a consulting arrangement with Equipower Resources Corp. (“Equipower”), an affiliate of Energy Capital Partners, whereby Equipower assists DFW Midstream with managing its electricity price risk. Amounts paid to Equipower for such services were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Payments for electricity management	$56	$—	$144	$—

Diligence Expenses.  In the past, the Sponsors reimbursed Summit Investments for transactional due diligence expenses related to proposed transactions that were not completed. As of December 31, 2011, the Company had a receivable from the Sponsors of $1.3 million for similar expenses. During the nine months ended September 30, 2012, the company was reimbursed $0.3 million, while $1.0 million was not paid.

11. CONCENTRATIONS OF RISK

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and accounts receivable. We maintain our cash in bank deposit accounts that, at times, may exceed federally insured limits. We have not experienced any losses in such accounts and do not believe we are exposed to any significant risk.

Accounts receivable are primarily from natural gas producers shipping natural gas and from natural gas marketers’ purchase and sale of natural gas. This industry concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, industry or other conditions. We monitor the creditworthiness of our counterparties and generally require letters of credit for receivables from customers that are judged to have sub-standard credit, unless the credit risk can otherwise be mitigated.

Customers accounting for more than 10% of total revenues were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue:
Customer A	29%	0%	27%	0%
Customer B	29%	29%	19%	39%
Customer C	13%	15%	14%	19%
Customer D	*	*	*	12%

* Customer did not exceed 10%.

Customers accounting for more than 10% of total accounts receivable were as follows:

	September 30,	December 31,
	2012	2011
Accounts receivable:
Customer A	20%	16%
Customer B	40%	43%
Customer C	*	*
Customer D	10%	*

* Customer did not exceed 10%.

12. SUBSEQUENT EVENTS

Canyon Acquisition.  In September 2012, Summit Investments entered into a purchase agreement with La Grange Acquisition, L.P., a wholly owned subsidiary of Energy Transfer Partners, L.P., to acquire ETC Canyon Pipeline, LLC (“Canyon”) for $207.0 million, subject to certain working capital adjustments. Canyon gathers, compresses and processes natural gas and natural gas liquids in the Piceance and Uinta Basins in Colorado and Utah.  The Canyon acquisition closed on October 22, 2012, and the related assets will be held in Red Rock Gathering Company, LLC, (“Red Rock”), a wholly owned subsidiary of Summit Investments.  Red Rock is not a subsidiary of SMLP and therefore, does not impact the financial position or results of operations of SMLP.

FORWARD-LOOKING STATEMENTS

Investors are cautioned that certain statements contained in this report as well as in periodic press releases and some oral statements made by our officials during our presentations are “forward-looking” statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain the words “expect,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “will be,” “will continue,” “will likely result,” and similar expressions, or future conditional verbs such as “may,” “will,” “should,” “would,” and “could.” In addition, any statement concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions taken by us or our subsidiaries, are also forward-looking statements. These forward-looking statements involve external risks and uncertainties, including, but not limited to, those described under the section entitled “Risk Factors” included herein.

Forward-looking statements are based on current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond the control of our management team.  All forward-looking statements in this report and subsequent written and oral forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by these risks and uncertainties.  These risks and uncertainties include, among others:

•                  changes in general economic conditions;

•                  fluctuations in oil, natural gas and natural gas liquids prices;

•                  the extent and success of drilling efforts, as well as the extent and quality of natural gas volumes produced within proximity of our assets;

•                  failure or delays by our customers in achieving expected production in their natural gas projects;

•                  competitive conditions in our industry and their impact on our ability to connect natural gas supplies to our gathering and compression assets or systems;

•                  actions or inactions taken or non-performance by third parties, including suppliers, contractors, operators, processors, transporters and customers;

•                  our ability to consummate acquisitions, successfully integrate the acquired businesses, realize any cost savings and other synergies from any acquisition;

•                  changes in the availability and cost of capital;

•                  operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•                  timely receipt of necessary government approvals and permits, our ability to control the costs of construction, including costs of materials, labor and right-of-way and other factors that may impact our ability to complete projects within budget and on schedule;

•                  the effects of existing and future laws and governmental regulations, including environmental and climate change requirements;

•                  the effects of existing and future litigation; and

•                  certain factors discussed elsewhere in this report.

Developments in any of these areas could cause actual results to differ materially from those anticipated or projected or cause a significant reduction in the market price of SMLP’s common units.

The foregoing list of risks and uncertainties may not contain all of the risks and uncertainties that could affect us. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this document may not in fact occur. Accordingly, undue reliance should not be placed on these statements. We undertake no obligation to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise, except as otherwise required by law.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of the financial condition and results of operations of Summit Midstream Partners, LP and its subsidiaries in conjunction with the unaudited condensed consolidated financial statements and related notes of Summit Midstream Partners, LLC (the “Predecessor”) that are included herein as well as the historical consolidated financial statements and related notes of the Predecessor in our Rule 424(b)(4) Prospectus filed with the U.S. Securities and Exchange Commission (the “SEC”) on September 28, 2012 (the “Rule 424(b)(4) Prospectus”). Among other things, those financial statements and the related notes include more detailed information regarding the basis of presentation for the following information.

Overview

We are a growth-oriented limited partnership focused on owning and operating midstream energy infrastructure that is strategically located in the core producing areas of unconventional resource basins, primarily shale formations, in North America. We currently provide fee-based natural gas gathering and compression services in two unconventional resource basins (i) the Piceance Basin, which includes the Mesaverde, Mancos and Niobrara Shale formations in western Colorado; and (ii) the Fort Worth Basin, which includes the Barnett Shale formation in north-central Texas.

We generate a substantial majority of our revenue under long-term, fee-based natural gas gathering agreements (“GGAs”). The fee-based nature of these agreements enhances the stability of our cash flows by limiting our direct commodity price exposure. During the nine months ended September 30, 2012, our systems gathered an average of approximately 928 MMcf/d of natural gas, of which approximately 63% contained natural gas liquids, or NGLs, that were extracted by a third party processor.

How We Evaluate Our Operations

We manage our business and analyze our results of operations as a single business segment.  Our management uses a variety of financial and operational metrics to analyze our performance. We view these metrics as important factors in evaluating our profitability and review these measurements on a regular basis for consistency and trend analysis. These metrics include:

•                  throughput volume;

•                  operations and maintenance expenses;

•                  Adjusted EBITDA; and

•                  distributable cash flow.

Throughput Volume

The volume of natural gas that we gather depends on the level of production from natural gas wells connected to the Grand River and DFW Midstream systems. Aggregate production volumes are impacted by the overall amount of drilling and completion activity, as production must be maintained or increased by new drilling or other activity, because the production rate of a natural gas well declines over time.

As a result, we must continually obtain new supplies of natural gas to maintain or increase the throughput volume on our systems. Our ability to maintain or increase existing throughput volumes and obtain new supplies of natural gas is impacted by:

•                  successful drilling activity within our areas of mutual interest, or AMIs;

•                  the level of work-overs and recompletions of wells on existing pad sites to which our gathering systems are connected;

•                  the number of new pad sites in our AMIs awaiting connections;

•                  our ability to compete for volumes from successful new wells in the areas in which we operate outside of our existing AMIs; and

•                  our ability to gather natural gas that has been released from commitments with our competitors.

Operations and Maintenance Expenses

Direct labor costs, compression costs, insurance costs, ad valorem and property taxes, repair and non-capitalized maintenance costs, integrity management costs, utilities and contract services comprise the most significant portion of our operations and maintenance expense. Other than utilities expense, these expenses are relatively stable and largely independent of volumes delivered through our gathering systems but may fluctuate depending on the activities performed during a specific period. The majority of our compressors in the Barnett Shale are electric driven and power costs are directly correlated to the run-time of these compressors, which depends directly on the volume of natural gas gathered. As part of our contracts with our Barnett Shale customers, we physically retain a percentage of throughput volumes that we subsequently sell to offset the power costs we incur.  In addition, we pass along the fees associated with costs we incur on behalf of certain Barnett Shale customers to deliver pipeline quality natural gas to third-party pipelines. In the Piceance Basin, we either (i) consume physical gas on the system to operate our gas-fired compressors or (ii) charge our customers for the power costs we incur to operate our electric-drive compression assets.

EBITDA, Adjusted EBITDA and Distributable Cash Flow

We define EBITDA as net income, plus interest expense, income tax expense, and depreciation and amortization expense, less interest income and income tax benefit.  We define Adjusted EBITDA as EBITDA plus non-cash compensation expense and adjustments related to MVC shortfall payments.  We define distributable cash flow as Adjusted EBITDA plus cash interest income, less cash paid for interest expense and income taxes and maintenance capital expenditures.

EBITDA, Adjusted EBITDA and distributable cash flow are used as supplemental financial measures by our management and by external users of our financial statements such as investors, commercial banks, research analysts and others.  We also use distributable cash flow to analyze our performance and liquidity. Distributable cash flow will not reflect changes in working capital balances.

EBITDA and Adjusted EBITDA are used to assess:

•                  the financial performance of our assets without regard to financing methods, capital structure or historical cost basis;

•                  the ability of our assets to generate cash sufficient to support our indebtedness and make cash distributions to our unitholders and general partner;

•                  our operating performance and return on capital as compared to those of other companies in the midstream energy sector, without regard to financing or capital structure; and

•                  the attractiveness of capital projects and acquisitions and the overall rates of return on alternative investment opportunities.

In addition, Adjusted EBITDA is used to assess:

•                  the financial performance of our assets without regard to the impact of the timing of minimum volume commitments, or MVC, shortfall payments under our GGAs or the impact of non-cash compensation expense.

Distributable Cash Flow is used to assess:

•                  the ability of our assets to generate cash sufficient to support our indebtedness and make future cash distributions to our unitholders; and

•                  the attractiveness of capital projects and acquisitions and the overall rates of return on alternative investment opportunities.

Note Regarding Non-GAAP Financial Measures

EBITDA, Adjusted EBITDA and distributable cash flow are not financial measures presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We believe that the presentation of these non-GAAP financial measures provides useful information to investors in assessing our financial condition and results of operations.

Net income and net cash flows provided by operating activities are the GAAP measures most directly comparable to EBITDA, Adjusted EBITDA and distributable cash flow. Our non-GAAP financial measures should not be considered as alternatives to the most directly comparable GAAP financial measure. Furthermore, each of these non-GAAP financial measures has important limitations as an analytical tool because it excludes some but not all items that affect the most directly comparable GAAP financial measure. EBITDA, Adjusted EBITDA or distributable cash flow should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Because EBITDA, Adjusted EBITDA and distributable cash flow may be defined differently by other companies in our industry, our definitions of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

Results of Operations

Items Affecting the Comparability of Our Financial Results

The historical results of operations of the Predecessor may not be comparable to SMLP’s future results of operations for the reasons described below:

•                  The historical consolidated financial statements of the Predecessor do not include any results from the acquisition of the Grand River system prior to November 2011.

•                  The historical results of operations of the Predecessor may not be comparable to our future results of operations largely due to our IPO, which closed on October 3, 2012.  We anticipate incurring approximately $2.5 million of G&A expense attributable to operating as a publicly traded partnership.  Incremental public entity costs include:

(i)	expenses associated with annual and quarterly reporting;
(ii)	tax return and Schedule K-1 preparation and distribution expenses;
(iii)	Sarbanes-Oxley compliance expenses;
(iv)	expenses associated with listing on the NYSE;
(v)	independent auditor fees;
(vi)	legal fees;
(vii)	investor relations expenses;
(viii)	registrar and transfer agent fees;
(ix)	director and officer liability insurance costs; and
(x)	director compensation.

These incremental G&A expenses are not reflected in the historical consolidated financial statements of the Predecessor.

The following table presents certain consolidated and other financial data of the Predecessor for the periods indicated.

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Statement of Operations Data:
Revenue:
Gathering services and other fees	$37,903	$18,734	$106,550	$55,776
Natural gas and condensate sales	3,232	3,489	10,290	8,513
Amortization of favorable and unfavorable contracts (1)	(160)	(63)	25	(261)
Total revenue	40,975	22,160	116,865	64,028
Costs and expenses:
Operations and maintenance	14,460	5,992	37,177	18,787
General and administrative	5,179	3,747	15,977	11,122
Transaction costs	1,739	—	1,972	—
Depreciation and amortization	9,156	2,109	26,135	5,471
Total costs and expenses	30,534	11,848	81,261	35,380
Other income	2	2	8	10
Interest expense	(2,827)	(350)	(5,573)	(388)
Affiliated interest expense	(13)	—	(5,426)	—
Income before income taxes	7,603	9,964	24,613	28,270
Income tax expense	(207)	(157)	(501)	(524)
Net income	$7,396	$9,807	$24,112	$27,746

Other Financial Data:
EBITDA(2)	$19,757	$12,484	$61,714	$34,380
Adjusted EBITDA(2)	23,124	13,210	74,668	37,047
Capital expenditures(3)	36,284	34,767	60,647	61,242
Distributable cash flow	18,579	12,017	63,832	33,907

(1) The amortization of favorable and unfavorable contracts relates to GGAs that were deemed to be above or below market on September 3, 2009, the date of the acquisition of the DFW Midstream system, which are amortized on a units-of-production basis over the life of the applicable contract. The life of the contract is the period over which the contract is expected to contribute directly or indirectly to our future cash flows.

(2) EBITDA and Adjusted EBITDA for the three months ended September 30, 2012 included $1.7 million in transaction costs related to the Predecessor’s acquisition of ETC Canyon Pipeline, LLC (“Canyon”) and an adjustment of approximately $1.0 million to the Predecessor’s estimate for ad valorem taxes associated with Grand River Gathering for 2012.  Canyon is not an asset of SMLP.  EBITDA and Adjusted EBITDA for the nine months ended September 30, 2012 included $1.9 million in transaction costs, of which $1.7 million related to the acquisition of Canyon and $0.2 million related to the acquisition of the Grand River system. These unusual and non-recurring expenses were or will be settled in cash.

(3) Capital expenditures do not include acquisition capital expenditures, of which there were none in the periods presented for 2012 and 2011. In addition, we historically did not make a distinction between maintenance and expansion capital expenditures; however, to calculate distributable cash flow, we have estimated the portion of these expenditures that were maintenance capital expenditures.

The following table presents a reconciliation of the Predecessor’s net income to EBITDA, Adjusted EBITDA and distributable cash flow.

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Reconciliation of Net Income to EBITDA, Adjusted EBITDA and Distributable Cash Flow:
Net income	$7,396	$9,807	$24,112	$27,746
Add:
Interest expense	2,840	350	10,999	388
Income tax expense	207	157	501	524
Depreciation and amortization expense	9,156	2,109	26,135	5,471
Amortization of favorable and unfavorable contracts	160	63	(25)	261
Less:
Interest income	2	2	8	10
EBITDA (1)	$19,757	$12,484	$61,714	$34,380
Add:
Non-cash compensation expense	381	726	1,793	2,667
Adjustments related to MVC shortfall payments (2)	2,986	—	11,161	—
Adjusted EBITDA (1)	$23,124	$13,210	$74,668	$37,047
Add:
Interest income	2	2	8	10
Less:
Cash interest paid	2,683	501	6,274	982
Cash taxes paid	650	—	650	223
Maintenance capital expenditures (3)	1,214	694	3,920	1,945
Distributable cash flow	$18,579	$12,017	$63,832	$33,907

(1) EBITDA and Adjusted EBITDA for the three months ended September 30, 2012 included $1.7 million in transaction costs related to the Predecessor’s acquisition of Canyon and an adjustment of approximately $1.0 million to the Predecessor’s estimate for ad valorem tax associated with Grand River Gathering for 2012.  Canyon is not an asset of SMLP.  EBITDA and Adjusted EBITDA for the nine months ended September 30, 2012 included $1.9 million in transaction costs, of which $1.7 million related to the acquisition of Canyon and $0.2 million related to the acquisition of the Grand River system. These unusual and non-recurring expenses were or will be settled in cash.

(2) For a discussion of adjustments related to MVC shortfall payments, see “Our Cash Distribution Policy and Restrictions on Distributions—Unaudited Historical As Adjusted Cash Available for Distribution for the Year Ended December 31, 2011 and the twelve months ended June 20, 2012” included in the Rule 424(b)(4) Prospectus.

(3) We historically did not make a distinction between maintenance and expansion capital expenditures; however, to calculate distributable cash flow, we have estimated the portion of these expenditures that were maintenance capital expenditures.

The following table presents a reconciliation of the Predecessor’s net cash flows provided by operating activities to EBITDA and Adjusted EBITDA.

	Nine months ended
	September 30,
	2012	2011
	(In thousands)
Reconciliation of Net Cash Flows Provided by Operating Activities to EBITDA, Adjusted EBITDA and Distributable Cash Flow:
Net cash provided by operating activities	$67,908	$29,604
Add:
Interest expense (1)	4,555	64
Income tax expense	501	524
Changes in operating assets and liabilities	(9,449)	6,865
Less:
Non-cash compensation expense	1,793	2,667
Interest income	8	10
EBITDA (2)	$61,714	$34,380
Add:
Non-cash compensation expense	1,793	2,667
Adjustments related to MVC shortfall payments (3)	11,161	—
Adjusted EBITDA (2)	$74,668	$37,047
Add:
Interest income	8	10
Less:
Cash interest paid	6,274	982
Cash taxes paid	650	223
Maintenance capital expenditures (4)	3,920	1,945
Distributable cash flow	$63,832	$33,907

(1) Interest expense presented excludes $1.0 million of amortization of deferred loan costs and $5.4 million of paid in kind interest on the promissory notes payable to our Sponsors for the nine months ended September 30, 2012. Interest expense presented excludes $0.3 million of amortization of deferred loan costs for the nine months ended September 30, 2011. There was no paid in kind interest on the promissory notes payable to our Sponsors in the prior year period due to the October 2011 issuance of the promissory note.

(2) EBITDA and Adjusted EBITDA for the three months ended September 30, 2012 included $1.7 million in transaction costs related to the Predecessor’s acquisition of Canyon and an adjustment of approximately $1.0 million to the Predecessor’s estimate for ad valorem tax associated with Grand River Gathering, LLC for 2012.  Canyon is not an asset of SMLP.  EBITDA and Adjusted EBITDA for the nine months ended September 30, 2012 included $1.9 million in transaction costs, of which $1.7 million related to the acquisition of Canyon and $0.2 million related to the acquisition of the Grand River system. These unusual and non-recurring expenses were or will be settled in cash.

(3) For a discussion of adjustments related to MVC shortfall payments, see “Our Cash Distribution Policy and Restrictions on Distributions—Unaudited Historical As Adjusted Cash Available for Distribution for the Year Ended December 31, 2011 and the twelve months ended June 20, 2012” included in the Rule 424(b)(4) Prospectus.

(4) We historically did not make a distinction between maintenance and expansion capital expenditures; however, to calculate distributable cash flow, we have estimated the portion of these expenditures that were maintenance capital expenditures.

The following table presents certain operating data of the Predecessor for the periods indicated.

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Other Operating Data:
Miles of pipeline (end of period)	386	100	386	100
Number of wells (end of period) (1)	2,073	249	2,073	249
Number of pad sites (end of period)	439	55	439	55
Aggregate average throughput (MMcf/d)	958	337	928	315

(1)         In 2012, excludes wells connected to the nine central receipt points on the Grand River system that represent an average aggregate throughput of 269 MMcf/d for the three months ended September 30, 2012 and 259 MMcf/d for the nine months ended September 30, 2012. We acquired the Grand River system in October 2011.

Results for the three months ended September 30, 2012 and 2011

Volume and Revenue. Our revenues are primarily attributable to the volume of natural gas that we gather and the rates we charge to gather that natural gas. Aggregate throughput volumes increased to 958 MMcf/d in the third quarter of 2012, compared with 337 MMcf/d in the third quarter of 2011 largely due to the October 2011 acquisition of the Grand River system. Average throughput volumes for the DFW Midstream system increased 13% over the third quarter of 2011 to 380 MMcf/d in the third quarter of 2012 primarily as a result of the continued build out of and well connections on the DFW Midstream system. For the three months ended September 30, 2012, aggregate throughput averaged 578 MMcf/d on the Grand River system.

Total revenues increased $18.8 million to $41.0 million for the three months ended September 30, 2012, compared with $22.2 million in the prior-year period.  The 85% increase in total revenue was largely driven by a 102% increase in gathering services and other fees primarily as a result of the October 2011 acquisition of the Grand River system and increased throughput volumes on the DFW Midstream system.  Gathering services and other fee revenue also reflects the impact of a decrease in aggregate average throughput rates. The aggregate average throughput rate in the third quarter of 2012 was approximately $0.40 per Mcf, compared with approximately $0.58 per Mcf in the third quarter of 2011, and was largely a result of the lower average gathering fee per Mcf on our Grand River system. Gas gathering revenue for the Grand River system was approximately $14.9 million in the third quarter of 2012. Natural gas and condensate sales decreased 7% to $3.2 million in the third quarter of 2012 from $3.5 million in the third quarter of 2011 largely due to a decline in market prices relative to the prior-year period. Revenue associated with condensate sales for the Grand River system was approximately $0.5 million for the three months ended September 30, 2012.

Operations and maintenance expense. Operations and maintenance expense increased $8.5 million, or 141%, to $14.5 million for the three months ended September 30, 2012, compared with $6.0 million in the third quarter of 2011.  This increase was primarily a result of Grand River system expenses incurred in 2012 and an increase in operations and maintenance expense for DFW Midstream of approximately $0.8 million.  The increase in operations and maintenance expense for DFW Midstream reflects a $0.4 million increase in property taxes and a $0.4 million increase in employee expenses, partially offset by a $0.4 million decrease in power costs. Operations and maintenance expense for the Grand River system was approximately $7.6 million in the third quarter of 2012.

General and administrative (“G&A”) expense. G&A expense increased $1.4 million, or 38%, to $5.2 million for the three months ended September 30, 2012, compared with $3.7 million in the prior-year period and primarily reflects increases of $1.0 million in salaries and benefits and $0.3 million in insurance-related costs, partially offset by a $0.3 million decrease in non-cash unit-based compensation.  The increase in headcount was necessary to support our growth, while the increase in insurance-related costs was largely due to the Grand River system acquisition.

Transaction costs.  Transaction costs of $1.7 million in the third quarter of 2012 primarily reflect expenses associated with the acquisition of ETC Canyon Pipeline, LLC by Summit Investments (the “Canyon acquisition”). The Canyon acquisition closed in October 2012.

Depreciation and amortization expense. Depreciation and amortization expense increased $7.0 million to $9.2 million in the third quarter of 2012, compared with $2.1 million in the prior-year period due to the acquisition of the Grand River system and the depreciation associated with additional assets placed into service as a result of the continued build out of the DFW Midstream system. Depreciation and amortization expense for the Grand River system was $5.9 million for the three months ended September 30, 2012.

Interest expense and affiliated interest expense. Interest expense increased $2.5 million to $2.8 million for the three months ended September 30, 2012, compared with $0.4 million in the third quarter of 2011 largely as a result of the higher balance drawn on the revolving credit facility in 2012.

Results for the nine months ended September 30, 2012 and 2011

Volume and Revenue. Throughput volumes increased to 928 MMcf/d for the nine months ended September 30, 2012 from 315 MMcf/d in the prior-year period primarily due to the acquisition of the Grand River system and the continued development of the DFW Midstream system. Average throughput volumes for the DFW Midstream system increased 9% largely as a result of the continued build out and increase in well connections noted in the three-month comparison above. For the nine months ended September 30, 2012, aggregate throughput averaged 585 MMcf/d on the Grand River system.

Total revenues increased $52.8 million to $116.9 million for the nine months ended September 30, 2012, compared with $64.0 million in the prior-year period.  The 83% increase in total revenue was largely driven by a 91% increase in gathering services and other fees, primarily as a result of the acquisition of the Grand River system and increased throughput volumes on the DFW Midstream system.  Gathering services and other fees increased $50.8 million to $106.6 million for the nine months ended September 30, 2012, compared with $55.8 million in the prior-year period.  Gathering services and other fee revenue also reflects the impact of a decrease in aggregate average throughput rates. The aggregate average throughput rate for the nine months ended September 30, 2012 was approximately $0.39 per Mcf, compared with approximately $0.60 per Mcf for the nine months ended September 30, 2011.  The period-over-period decline was largely as a result of the lower average gathering fee per Mcf on our Grand River system. Gas gathering revenue for the Grand River system was approximately $44.0 million for the nine months ended September 30, 2012. Natural gas and condensate sales increased 21% to $10.3 million for the nine months ended September 30, 2012, compared with $8.5 million for the nine months ended September 30, 2011, largely reflecting the contribution of the Grand River system. Revenue associated with condensate sales for the Grand River system was approximately $2.6 million for the nine months ended September 30, 2012.

Operations and maintenance expense. Operations and maintenance expense increased $18.4 million to $37.2 million for the nine months ended September 30, 2012, compared with $18.8 million in prior-year period.  The 98% increase was largely a result of Grand River system expenses incurred in 2012, partially offset by a decline in expenses for the DFW Midstream system.  The decrease in operations and maintenance expense associated with the DFW Midstream system largely reflects a decrease in carbon dioxide processing expenses of $2.4 million and a decrease in power costs of $1.6 million, partially offset by an increase in property taxes of $1.2 million and a $0.6 million increase in employee expenses as a result of placing additional miles of pipeline in service. Operations and maintenance expense for the Grand River system was approximately $19.8 million for the nine months ended September 30, 2012.

General and administrative (“G&A”) expense. G&A expense increased $4.9 million to $16.0 million for the nine months ended September 30, 2012, compared with $11.1 million in prior-year period.  The 44% increase was largely driven by an increase of expenses due to the acquisition of the Grand River system in October 2011.  This increase primarily reflects an increase of $3.0 million in salaries and benefits due to increased headcount, a $0.9 million increase in insurance expenses primarily as a result of our growth, and a $0.8 million increase in professional services expenses.  These increases were partially offset by a $0.9 million decrease in non-cash unit-based compensation.

Depreciation and amortization expense. Depreciation and amortization expense increased to $26.1 million for the nine months ended September 30, 2012 from $5.5 million in the prior-year period largely due to the acquisition of the Grand River system in October 2011 and additional assets placed into service in connection with the development of the DFW Midstream system during 2011. Depreciation and amortization expense for the Grand River system was $17.1 million for the nine months ended September 30, 2012.

Interest expense and affiliated interest expense. Interest expense was $5.6 million for the nine months ended September 30, 2012, compared with $0.4 million of interest expense in the prior-year period.  The increase was primarily a result of the higher 2012 balances on the revolving credit facility that we obtained in May 2011.  The $5.4 million of affiliated interest expense for the nine months ended September 30, 2012 was related to the $200.0 million promissory notes that we issued to the Sponsors in connection with the acquisition of the Grand River system in October 2011. The promissory notes were partially prepaid in May 2012 with the remaining balance prepaid in July 2012.

Liquidity and Capital Resources

Since the acquisition of its initial assets in September 2009, Summit Investments’ sources of liquidity have included cash generated from operations, equity investments and loans by its sponsors, Energy Capital Partners and its affiliates and GE Energy Financial Services, and borrowings under the revolving credit facility. On October 3, 2012, SMLP completed an initial public offering of its common units representing limited partner interests (the “IPO”).  For additional information, see Note 1 of the unaudited condensed consolidated financial statements. In the periods following the IPO, SMLP expects its sources of liquidity to include:

•                  cash generated from operations;

•                  borrowings under the revolving credit facility; and

•                  issuances of debt and equity securities.

Cash Flows

The components of the change in cash and cash equivalents were as follows:

	Nine months ended September 30,
	2012	2011
	(In thousands)
Net cash provided by (used in) operating activities	$67,908	$29,604
Net cash provided by (used in) investing activities	(60,647)	(61,242)
Net cash provided by (used in) financing activities	(17,976)	24,394
Change in cash and cash equivalents	$(10,715)	$(7,244)

Operating activities. Cash flows from operating activities increased by $38.3 million for the nine months ended September 30, 2012, compared with the nine months ended September 30, 2011. The increase in cash flows from operating activities was a direct result of the increase in volumes on the DFW Midstream system for the nine months ended September 30, 2012, compared with the nine months ended September 30, 2011, and the inclusion of operations on the Grand River system for the nine months ended September 30, 2012.

Investing activities. Cash flows used for investing activities decreased by $0.6 million, or 1%, to $60.6 million for the nine months ended September 30, 2012 from $61.2 million for the nine months ended September 30, 2011. Capital expenditures on the DFW Midstream system decreased $31.5 million, or 51%, to $29.7 million for the nine months ended September 30, 2012 from $61.2 million for the nine months ended September 30, 2011. Capital expenditures on the Grand River system were $25.8 million for the nine months ended September 30, 2012.

Financing activities. In May 2012, we borrowed $163.0 million under the revolving credit facility and used $160.0 million of those borrowings to prepay principal amounts outstanding under certain unsecured promissory notes payable to the Sponsors. In July 2012, we borrowed $50.0 million under the revolving credit facility and used $49.2 million of the proceeds to repay the balance of the unsecured promissory notes payable to the Sponsors. We also repaid $15.8 million under the revolving credit facility during the nine months ended September 30, 2012. Financing cash flows for the nine months ended September 30, 2012 included $6.0 million of deferred loan and IPO costs.

Cash flows from financing activities for the nine months ended September 30, 2011 include $15.0 million of contributions from Energy Capital Partners to support capital needs related to the construction of the DFW Midstream system. Additionally, the Predecessor made a distribution to Energy Capital Partners of $132.9 million out of the $147.0 million drawn on the revolving credit facility. The Predecessor incurred $4.7 million of deferred loan costs in the nine months ended September 30, 2011.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements during the nine months ended September 30, 2012.

Capital Requirements

The natural gas gathering segment of the midstream energy business is capital-intensive, requiring significant investment for the maintenance of existing gathering systems and the acquisition or construction and development of new gathering systems and other midstream assets and facilities. The First Amended and Restated Agreement of Limited Partnership of

Summit Midstream Partners, LP (the “Partnership Agreement”) requires that we categorize our capital expenditures as either:

•                  maintenance capital expenditures, which are cash expenditures (including expenditures for the addition or improvement to, or the replacement of, our capital assets or for the acquisition of existing, or the construction or development of new, capital assets) made to maintain our long-term operating income or operating capacity; or

•                  expansion capital expenditures, which are cash expenditures incurred for acquisitions or capital improvements that we expect will increase our operating income or operating capacity over the long term.

For the nine months ended September 30, 2012, total capital expenditures of $60.6 million were largely the result of the construction of new pipeline infrastructure to connect new pad sites on our DFW Midstream system and to install meters and build out medium-pressure infrastructure on our Grand River system.  For the nine months ended September 30, 2011, total capital expenditures of $61.2 million were primarily associated with the construction of new pipeline infrastructure to connect new pad sites on our DFW Midstream system.  Historically, we have not made a distinction between maintenance and expansion capital expenditures; however, to calculate distributable cash flow, we have estimated the portion of these expenditures that were maintenance capital expenditures.

We anticipate that we will continue to make significant expansion capital expenditures in the future. Consequently, our ability to develop and maintain sources of funds to meet our capital requirements is critical to our ability to meet our growth objectives. We expect that our future expansion capital expenditures will be funded by borrowings under the revolving credit facility and the issuance of debt and equity securities.

Distributions

Based on the terms of SMLP’s partnership agreement, SMLP expects that it will distribute to its unitholders most of the cash generated by its operations. As a result, SMLP expects to fund future capital expenditures from cash and cash equivalents on hand, cash flow generated from its operations, borrowings under the revolving credit facility and future issuances of equity and debt securities. Historically, the Predecessor largely relied on internally generated cash flows and capital contributions from its Sponsors to satisfy its capital expenditure requirements.

Revolving Credit Facility

Effective May 7, 2012, Summit Holdings amended and restated its revolving credit facility with a syndicate of lenders to increase its borrowing capacity from $285.0 million to $550.0 million. Substantially all of SMLP’s assets are pledged as collateral under the revolving credit facility. It matures in May 2016 and, at our option, borrowings thereunder bear interest at a variable rate per annum equal to either (i) the London InterBank Offered Rate (“LIBOR”) plus the applicable margins ranging from 2.5% to 3.5% or (ii) a base rate plus the applicable margins ranging from 1.5% to 2.5%.

The revolving credit facility contains affirmative and negative covenants as well as events of default customary for credit facilities of its size and nature. The events of default include, but are not limited to:

•                  events of default resulting from our failure to comply with covenants;

•                  the occurrence of a change of control;

•                  the institution of insolvency or similar proceedings against us;

•                  the occurrence of a default under any other material indebtedness we may have; and

•                  the termination of any one or more or our GGAs accounting for 25% or more of our revenue that results in a material adverse effect (as defined in the amended and restated credit agreement) and for which a replacement GGA with substantially similar terms is not entered into within 30 days after such termination.

Upon the occurrence of an event of default, subject to the terms and conditions of the revolving credit facility, the lenders may, in addition to exercising other remedies, declare any outstanding principal and any accrued and unpaid interest to be immediately due and payable.

As of September 30, 2012, we were in compliance with the covenants in the revolving credit facility. There were no events of default during the nine months ended September 30, 2012.

SMLP’s management expects future borrowings under the revolving credit facility to be used for (i) the refinancing and repayment of certain existing indebtedness, (ii) working capital and other general partnership purposes and (iii) capital expenditures. For additional information see Note 6 of the unaudited condensed consolidated financial statements.

Promissory Notes Payable to Sponsors

In connection with our acquisition of the Grand River system, Summit Investments executed promissory notes, on an unsecured basis, with the Sponsors. The notes totaled $200.0 million and had an 8% interest rate and a maturity date of October 2013. In July 2012, we repaid the promissory notes in full.  For additional information, see Note 10 of the unaudited condensed consolidated financial statements.

Credit Risk and Customer Concentration

We examine the creditworthiness of third-party customers to whom we extend credit and manage our exposure to credit risk through credit analysis, credit approval, credit limits and monitoring procedures, and for certain transactions, we may request letters of credit, prepayments or guarantees. A significant percentage of our revenue is attributable to three producer customers and one natural gas marketer. For additional information, see Note 11 of the unaudited condensed consolidated financial statements.

Critical Accounting Policies and Estimates

We prepare our financial statements in accordance with GAAP. These principles are established primarily by the Financial Accounting Standards Board. To prepare our financial statements in conformity with GAAP, we employ methods, estimates and assumptions based on currently available information when recording transactions resulting from business operations. Our significant accounting policies are described in Note 2 to our financial statements. The most significant items on the balance sheet are based on fair value determinations and accounting estimates, which are susceptible to changes in future periods and which affect our results of operations and financial position.

The estimates that we deem to be most critical to an understanding of our results of operations and financial position are those related to fair value measurements, recognition of contingencies and reported amounts of revenues and expenses. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management’s analyses and judgments. Subsequent experience or use of other methods, estimates or assumptions could produce significantly different results.

There have been no changes in the items that we have identified above as critical accounting estimates during the nine months ended September 30, 2012. For additional information, see the Critical Accounting Estimates section of MD&A included in our Rule 424(b)(4) Prospectus filed with the SEC on September 28, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We have exposure to changes in interest rates on our indebtedness associated with the revolving credit facility.  The credit markets have recently experienced historical lows in interest rates. As the overall economy strengthens, it is possible that monetary policy will tighten further, resulting in higher interest rates to counter possible inflation. Interest rates on floating rate credit facilities and future debt offerings could be higher than current levels, causing our financing costs to increase accordingly.

A hypothetical 1.0% increase (decrease) in interest rates would have increased (decreased) our interest expense by approximately $0.9 million for three months ended September 30, 2012, while a hypothetical 1.0% increase (decrease) in interest rates would have increased (decreased) our interest expense by approximately $1.8 million for nine months ended September 30, 2012.

Commodity Price Risk

Because we currently generate a substantial majority of our revenues pursuant to long-term, fixed-fee GGAs that include MVCs and AMIs, our only direct commodity price exposure relates to (i) our sale of physical natural gas we retain from our DFW Midstream customers, (ii) our procurement of electricity to operate our electric-drive compression assets on the DFW Midstream system and (iii) the sale of condensate volumes that we collect on the Grand River system. Our GGAs with our Barnett Shale customers permit us to retain a certain quantity of natural gas that is intended to offset the power costs we incur to operate our electric-drive compression assets. Our GGAs with our Grand River customers permit us to retain condensate volumes from the Grand River gathering lines. We manage our direct exposure to natural gas and power prices through the use of forward power purchase contracts with wholesale power providers that require us to purchase a fixed quantity of power at a fixed heat rate based on prevailing natural gas prices at the Waha Hub Index. Because we also sell our retainage gas at prices that are based on the Waha Hub Index, we have effectively fixed the relationship between our compression electricity expense and natural gas sales. We do not enter into risk management contracts for speculative purposes.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

SMLP’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of SMLP’s general partner, has evaluated the effectiveness of SMLP’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, the Chief Executive Officer and Chief Financial Officer of SMLP’s general partner have concluded that, as of the Evaluation Date, SMLP’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have not been any changes in SMLP’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third fiscal quarter of 2012 that have materially affected, or are reasonably likely to materially affect, SMLP’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, except as described below, we are not currently a party to any significant legal or governmental proceedings.  In addition, we are not aware of any significant legal or governmental proceedings contemplated to be brought against us, under the various environmental protection statutes to which we are subject.

On August 21, 2012, four former DFW Midstream employees (the “Plaintiffs”) who, by virtue of their Class B membership in DFW Midstream Management LLC (“DFW Management”), collectively own an aggregate 4.1% vested net profits interests in DFW Midstream, filed a claim in the Court of Chancery of the State of Delaware against Summit Investments, Summit Holdings, DFW Midstream and DFW Management (collectively, the “Defendants”) seeking dissolution and wind-up of DFW Midstream and DFW Management or, in the alternative, a repurchase of the Plaintiff’s net profits interests. The Plaintiffs also seek other unspecified monetary damages, including attorney’s fees and costs. The complaint alleges that the Defendants breached (i) the DFW Midstream limited liability company agreement; (ii) compensatory arrangements with each Plaintiff; (iii) the implied covenant of good faith and fair dealing; and, (iv) in the case of Summit Investments and Summit Holdings, their alleged fiduciary duties to the Plaintiffs. The complaint further alleges that the Defendants acted fraudulently with respect to the Plaintiffs. On September 28, 2012, the Defendants filed a motion to dismiss all of Plaintiffs’ claims in this matter.  That motion is set for hearing on December 12, 2012.  The court has stayed discovery pending its resolution of Defendants’ motion to dismiss.

While we are unable to predict the outcome of this litigation, we believe that the Plaintiffs’ allegations are meritless. We intend to vigorously defend ourselves against these allegations, and we do not believe that the dispute, even if determined adversely against us, would have a material effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors.

The Risk Factors contained in SMLP’s Rule 424(b)(4) Prospectus filed with the SEC on September 28, 2012, which were set forth under the section entitled “Risk Factors” on pages 20 through 56 of the prospectus, are incorporated herein by reference.

There has been no material change in our risk factors from those described in the Prospectus. These risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 27, 2012, SMLP priced an IPO of 12,500,000 common units at a price to the public of $20 per unit ($18.79 per common unit, net of underwriting discounts) (the “IPO”). The IPO was made pursuant to a registration statement on Form S-1 originally filed on August 21, 2012, as amended through September 24, 2012 (File No. 333-183466) that was declared effective by the SEC on September 27, 2012. On October 2, 2012, the underwriters exercised in full their option to purchase an additional 1,875,000 common units.  Barclays, BofA Merrill Lynch, Morgan Stanley and Goldman Sachs acted as joint book-running managers for the IPO. BMO Capital Markets, Deutsche Bank Securities, RBC Capital Markets, Robert W. Baird & Co., and Janney Montgomery Scott acted as co-managers for the IPO.  The IPO closed on October 3, 2012.

SMLP received net proceeds (after deducting underwriting discounts, commissions and a structuring fee of approximately $18.1 million, in the aggregate, but before paying offering expenses) from the IPO of approximately $269.4 million. SMLP used the proceeds to:

•                  repay $140.0 million of indebtedness outstanding under the revolving credit facility;

•                  make cash distributions to Summit Investments of (i) $88.0 million to reimburse Summit Investments for certain capital expenditures it incurred with respect to assets it contributed to us and (ii) $35.1 million representing the funds received in connection with the underwriters exercising their option to purchase additional common units; and

•                  pay estimated IPO expenses of approximately $6.3 million.

On October 3, 2012, in connection with the closing of our IPO, we issued to Summit Investments an aggregate of (i) 10,029,850 common units and (ii) 24,409,850 subordinated units in exchange for the contribution to us by Summit

Investments of its remaining limited liability company interests in Summit Holdings. Summit Investments also owns all of the interest in our general partner who holds a 2.0% economic interest in us. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

Each of the subordinated units will convert into common units at the end of the subordination period, as defined in the Partnership Agreement.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On November 9, 2012, Ms. Susan Tomasky was appointed to the board of directors (the “Board”) of  the general partner.  Ms. Tomasky will serve as chairperson on the conflicts committee of the Board and will serve on the audit committee of the Board.

Ms. Tomasky was a senior executive for 13 years at American Electric Power, one of the nation’s largest electric utilities, serving from 2009 to 2011 as President of the company’s transmission business, from 2007 through 2008 as Executive Vice President for Shared Services, from 2001 until 2007 as Executive Vice President and Chief Financial Officer, and from 1998 until 2001 as General Counsel. Ms. Tomasky currently serves as a director of two other public companies—Tesoro Corp. and Public Service Enterprise Group.  Ms. Tomasky holds a juris doctorate degree from George Washington University National Law Center, and received her undergraduate degree from University of Kentucky in Lexington.

There are no arrangements or understandings between Ms. Tomasky and any other person pursuant to which Ms. Tomasky was appointed to the Board. There are no transactions in which Ms. Tomasky has an interest requiring disclosure under Item 404(a) of Regulation S-K.

Ms. Tomasky will receive the following compensation for her service on the Board (and its committees) in accordance with the General Partner’s independent director compensation program:  a $50,000 annual retainer; $50,000 in annual unit compensation; an annual retainer of $7,500 for her role as chairperson of the conflicts committee of the Board; and an annual retainer of $1,500 for her service as an independent member of the audit committee of the Board.

Also, on November 9, 2012, Mr. Jeffrey Spinner was appointed to the Board of the General Partner.  Mr. Spinner will serve as an “Energy Capital Partner Designated Director.” Mr. Spinner was selected to serve as a director on the Board due to his affiliation with Energy Capital Partners, which controls the General Partner.  Mr. Spinner has been an investment professional at Energy Capital Partners since 2006.  Prior to joining Energy Capital Partners, Mr. Spinner worked in the Natural Resources Investment Banking Group at Banc of America Securities. Mr. Spinner received a B.S. in Economics from Duke University.  Mr. Spinner will not be compensated for his service on the Board.

Item 6. Exhibits.

Exhibit number	Description
3.1

First Amended and Restated Agreement of Limited Partnership of Summit Midstream Partners, LP, dated as of October 3, 2012 (Incorporated herein by reference to Exhibit 3.1 to SMLP’s Current Report on Form 8-K dated October 4, 2012 (Commission File No. 001-35666)).

3.2

Amended and Restated Limited Liability Company Agreement of Summit Midstream GP, LLC, dated as of October 3, 2012 (Incorporated herein by reference to Exhibit 3.2 to SMLP’s Current Report on Form 8-K dated October 4, 2012 (Commission File No. 001-35666)).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document (1)
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections. The financial information contained in the XBRL(eXtensible Business Reporting Language)-related documents is unaudited and unreviewed.

(1) Includes the following materials contained in this Quarterly Report on Form 10-Q for the period ended September 30, 2012, formatted in XBRL: (i) Predecessor Condensed Consolidated Balance Sheets, (ii) Predecessor Condensed Consolidated Statements of Operations, (iii) Predecessor Condensed Consolidated Statements of Membership Interests, (iv) Predecessor Condensed Consolidated Statements of Cash Flows, and (v) Predecessor Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Summit Midstream Partners, LP
(Registrant)

November 14, 2012	By: Summit Midstream GP, LLC

/s/ Matthew S. Harrison
Matthew S. Harrison, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)