Form 10-Q
period 2013-03-31
Summit Midstream Partners, LP
filed 2013-05-14
CIK 1549922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
or
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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	As of April 30, 2013
Common Units	24,412,427 units
Subordinated Units	24,409,850 units
General Partner Units	996,320 units

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
Forward-looking statements are based on current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond the control of our management team.  All forward-looking statements in this report and subsequent written and oral forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by these risks and uncertainties.  These risks and uncertainties include, among others:

•	changes in general economic conditions;

•	fluctuations in oil, natural gas and natural gas liquids prices;

•	the extent and success of drilling efforts, as well as the extent and quality of natural gas volumes produced within proximity of our assets;

•	failure or delays by our customers in achieving expected production in their natural gas projects;

•	competitive conditions in our industry and their impact on our ability to connect natural gas supplies to our gathering and compression assets or systems;

•	actions or inactions taken or non-performance by third parties, including suppliers, contractors, operators, processors, transporters and customers;

•	our ability to consummate acquisitions, successfully integrate the acquired businesses, realize any cost savings and other synergies from any acquisition;

•	the ability to attract and retain key management personnel;

•	changes in the availability and cost of capital;

•	the availability, terms and cost of downstream transportation and processing services;

•	operating hazards, natural disasters, accidents, weather-related delays, casualty losses and other matters beyond our control;

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

ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(Dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$2,817	$7,895
Accounts receivable	34,317	33,504
Due from affiliate	2,712	774
Other assets	1,616	2,190
Total current assets	41,462	44,363
Property, plant and equipment, net	691,718	681,993
Intangible assets, net:
Favorable gas gathering contracts	19,386	19,958
Contract intangibles	225,866	229,596
Rights-of-way	37,196	35,986
Total intangible assets, net	282,448	285,540
Goodwill	45,478	45,478
Other noncurrent assets	5,736	6,137
Total assets	$1,066,842	$1,063,511

Liabilities and Partners' Capital
Current liabilities:
Trade accounts payable	$14,149	$15,817
Deferred revenue	865	865
Ad valorem taxes payable	1,689	5,455
Other current liabilities	3,309	4,324
Total current liabilities	20,012	26,461
Revolving credit facility	214,230	199,230
Noncurrent liability, net (Note 4)	7,128	7,420
Deferred revenue	13,585	10,899
Other noncurrent liabilities	245	254
Total liabilities	255,200	244,264
Commitments and contingencies (Note 11)

Common limited partner capital (24,412,427 units issued and outstanding at March 31, 2013 and December 31, 2012)	415,302	418,856
Subordinated limited partner capital (24,409,850 units issued and outstanding at March 31, 2013 and December 31, 2012)	376,276	380,169
General partner interests (996,320 units issued and outstanding at March 31, 2013 and December 31, 2012)	20,064	20,222
Total partners' capital	811,642	819,247
Total liabilities and partners' capital	$1,066,842	$1,063,511
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2013	2012
	(In thousands, except per-unit and unit amounts)
Revenues:
Gathering services and other fees	$38,069	$31,918
Natural gas and condensate sales	5,806	3,731
Amortization of favorable and unfavorable contracts	(280)	134
Total revenues	43,595	35,783

Costs and expenses:
Operation and maintenance	14,004	10,989
General and administrative	5,056	4,412
Transaction costs	8	193
Depreciation and amortization	9,987	8,290
Total costs and expenses	29,055	23,884
Other income	1	4
Interest expense	(1,880)	(695)
Affiliated interest expense	—	(3,482)
Income before income taxes	12,661	7,726
Income tax expense	(181)	(139)
Net income	$12,480	$7,587
Less: net income attributable to general partner	250
Net income attributable to limited partners	$12,230

Earnings per common unit – basic	$0.25
Earnings per common unit – diluted	$0.25
Earnings per subordinated unit – basic and diluted	$0.25

Weighted-average common units outstanding – basic	24,412,427
Weighted-average common units outstanding – diluted	24,455,603
Weighted-average subordinated units outstanding – basic and diluted	24,409,850

Cash distributions declared per common unit	$0.41
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL AND
MEMBERSHIP INTERESTS

	Partners' capital
	Limited partners
	Common	Subordinated	General partner	Membership interests	Total
	(In thousands, except per-unit amounts)
Membership interests, January 1, 2012	$—	$—	$—	$640,270	$640,270
Net income	—	—	—	7,587	7,587
Class B membership interest unit-based compensation	—	—	—	460	460
Membership interests, March 31, 2012	$—	$—	$—	$648,317	$648,317

Partners' capital, January 1, 2013	$418,856	$380,169	$20,222	$—	$819,247
Net income	6,115	6,115	250	—	12,480
SMLP unit-based compensation	327	—	—	—	327
Class B membership interest unit-based compensation	13	—	—	—	13
Distributions to unitholders ($0.41 per unit)	(10,009)	(10,008)	(408)	—	(20,425)
Partners' capital, March 31, 2013	$415,302	$376,276	$20,064	$—	$811,642
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$12,480	$7,587
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,987	8,290
Amortization of favorable and unfavorable contracts	280	(134)
Amortization of deferred loan costs	435	233
Pay-in-kind interest on promissory notes payable to Sponsors	—	3,482
Unit-based compensation	340	460
Changes in operating assets and liabilities:
Accounts receivable	(813)	(3,521)
Due from affiliate	(1,938)	—
Other assets	541	571
Trade accounts payable	2,477	(1,671)
Change in deferred revenue	2,686	3,184
Ad valorem taxes payable	(3,766)	875
Other current liabilities	(1,014)	(2,751)
Other noncurrrent liabilities	(9)	—
Net cash provided by operating activities	21,686	16,605

Cash flows from investing activities:
Capital expenditures	(21,339)	(20,577)
Net cash used in investing activities	(21,339)	(20,577)

Cash flows from financing activities:
Distributions to unitholders	(20,425)	—
Borrowings under revolving credit facility	15,000	—
Initial public offering costs	—	(579)
Net cash used in financing activities	(5,425)	(579)
Net change in cash and cash equivalents	(5,078)	(4,551)
Cash and cash equivalents, beginning of period	7,895	15,462
Cash and cash equivalents, end of period	$2,817	$10,911
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Three months ended March 31,
	2013	2012
	(In thousands)
Supplemental Schedule of Investing and Financing Activities:
Cash interest paid	$1,889	$1,695
Capitalized interest	(493)	(1,321)
Interest paid (net of capitalized interest)	$1,396	$374

Cash paid for taxes	$—	$—

Supplemental Disclosures of Noncash Investing and Financing Activities:
Capital expenditures in trade accounts payable (period-end accruals)	$3,684	$5,629
Pay-in-kind interest on promissory notes payable to Sponsors	—	4,047
Unit-based compensation	340	460
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Effective with the completion of its IPO on October 3, 2012, SMLP has a 100% ownership interest in Summit Midstream Holdings, LLC ("Summit Holdings") which has a 100% ownership interest in both DFW Midstream Services LLC ("DFW Midstream") and Grand River Gathering, LLC ("Grand River Gathering"). The effects of the IPO and related equity transfers occurring in October 2012 are reflected in SMLP's financial statements. For additional information, see Note 1 to the audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2012 (the "2012 Annual Report").
Summit Midstream Partners, LLC ("Summit Investments") is a Delaware limited liability company and the predecessor for accounting purposes (the "Predecessor") of SMLP. Summit Investments was formed and began operations in September 2009. Through August 2011, Summit Investments was wholly owned by Energy Capital Partners II, LLC and its parallel and co-investment funds (collectively, "Energy Capital Partners"). In August 2011, Energy Capital Partners sold an interest in Summit Investments to a subsidiary of GE Energy Financial Services, Inc. ("GE Energy Financial Services", and collectively with Energy Capital Partners, the "Sponsors"). In March 2013, Summit Investments contributed the ownership of its SMLP common and subordinated units along with its 2% general partner interest in SMLP to Summit Midstream Partners Holdings, LLC ("SMP Holdings") in exchange for a continuing 100% interest in SMP Holdings.
SMLP is managed and operated by the board of directors and executive officers of Summit Midstream GP, LLC (the "general partner"). Summit Investments, as the ultimate owner of our general partner, has the right to appoint the entire board of directors of our general partner, including our independent directors. SMLP's operations are conducted through, and our operating assets are owned by, various operating subsidiaries. However, neither SMLP nor its subsidiaries has any employees. The general partner has the sole responsibility for providing the personnel necessary to conduct SMLP's operations, whether through directly hiring employees or by obtaining the services of personnel employed by others, including Summit Investments. All of the personnel that conduct SMLP's business are employed by the general partner and its affiliates, but these individuals are sometimes referred to as our employees.
References to the "Company," "we," or "our," when used for dates or periods ended on or after the IPO, refer collectively to SMLP and its subsidiaries. References to the "Company," "we," or "our," when used for dates or periods ended prior to the IPO, refer collectively to Summit Investments and its subsidiaries.
Business Operations. We provide natural gas gathering and compression services pursuant to long-term, fee-based natural gas gathering agreements with our customers. Our results are driven primarily by the volumes of natural gas that we gather and compress across our systems and a significant percentage of our revenue is attributable to three producer customers. We currently operate in two unconventional resource basins:

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
Basis of Presentation and Principles of Consolidation. We prepare our unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These principles are established by the Financial Accounting Standards Board. We make estimates and assumptions that affect the reported amounts of assets and liabilities at the balance sheet dates, including fair value measurements, the reported amounts of revenue and expense, and disclosure of contingencies. Although management believes these estimates are reasonable, actual results could differ from its estimates.
For the purposes of these unaudited condensed consolidated financial statements, SMLP's results of operations reflect the Partnership's operations subsequent to the IPO and the results of the Predecessor for the period prior to the IPO. The unaudited condensed consolidated financial statements include the assets, liabilities, and results of operations of SMLP or the Predecessor and their wholly owned subsidiaries Summit Holdings, DFW Midstream and Grand River Gathering. All intercompany transactions among the consolidated entities have been eliminated. In our opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of the results of operations for the three months ended March 31, 2013 and 2012.
These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and the regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Partnership believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto that are included in our 2012 Annual Report. The results of operations for an interim period are not necessarily indicative of results expected for a full year.
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
We earn revenue from the natural gas gathering services that we provide to our natural gas producer customers. We recognize this revenue as gathering services and other fees revenue. We also earn revenue from the sale of physical natural gas retained from our customers and condensate retained from our gathering services. We sell the natural gas that we retain from our DFW Midstream customers to offset the power expenses of the electric-driven compression on the DFW Midstream system. We record these revenue sources as natural gas and condensate sales revenue.
Certain customers reimburse us for costs we incur as outlined in their respective gas gathering contract. We record costs incurred and reimbursed by our customers on a gross basis.
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
We record customer billings for obligations under their MVCs as deferred revenue when the customer has the right to utilize shortfall payments to offset gathering fees in subsequent periods. We recognize deferred revenue under these arrangements in revenue once all contingencies or potential performance obligations associated with the related volumes have either (i) been satisfied through the gathering of future excess volumes of natural gas, or (ii) expired (or lapsed) through the passage of time pursuant to the terms of the applicable natural gas gathering agreement. We classify deferred revenue as short term for arrangements where the expiration of a customer's right to utilize shortfall payments is twelve months or less. As of March 31, 2013, our customers have been billed $14.5 million of shortfall payments, of which $0.8 million was included in accounts receivable as of March 31, 2013, attributable to arrangements that provide the customer the ability to offset gathering fees in the next one month to nine years to the extent that a customer's throughput volumes exceed its MVC.

Unit-Based Compensation. For awards of unit-based compensation, we determine a grant date fair value and recognize the related compensation expense, adjusted for expected forfeitures, in the statement of operations over the vesting period of the respective awards. See Note 8 for additional information.
Income Taxes. We are not subject to federal and state income taxes, except as noted below, because we are structured as a partnership. As a result, our unitholders or members are individually responsible for paying federal and state income taxes on their share of our taxable income.
In general, legal entities that are chartered, organized or conducting business in the state of Texas are subject to the Revised Texas Franchise Tax (the "Texas Margin Tax"). The Texas Margin Tax has the characteristics of an income tax because it is determined by applying a tax rate to a tax base that considers both revenues and expenses. Our financial statements reflect provisions for these tax obligations.
Earnings Per Unit ("EPU"). We present earnings per limited partner unit data only for periods subsequent to the closing of SMLP’s IPO in October 2012. EPU for periods ended prior to the IPO have not been presented because Summit Investments' members held membership interests and not units.
We determine EPU by dividing the net income that is attributed, in accordance with the net income and loss allocation provisions of the partnership agreement, to the common and subordinated unitholders under the two-class method, after deducting the general partner's 2% interest in net income and any incentive distributions paid to the general partner, by the weighted-average number of common and subordinated units outstanding during the period from January 1, 2013 to March 31, 2013. Diluted earnings per limited partner unit reflects the potential dilution that could occur if securities or other agreements to issue common units, such as unit-based compensation, were exercised, settled or converted into common units. When it is determined that potential common units resulting from an award subject to performance or market conditions should be included in the diluted earnings per limited partner unit calculation, the impact is reflected by applying the treasury stock method.
Comprehensive Income. Comprehensive income is the same as net income for all periods presented.
Environmental Matters. We are subject to various federal, state and local laws and regulations relating to the protection of the environment. Although we believe that we are in material compliance with applicable environmental regulations, the risk of costs and liabilities are inherent in pipeline ownership and operation. Liabilities for loss contingencies, including environmental remediation costs, arising from claims, assessments, litigation, fines, and penalties and other sources are charged to expense when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. There are no such liabilities reflected in the accompanying financial statements at March 31, 2013 or December 31, 2012. However, we can provide no assurances that significant costs and liabilities will not be incurred by the Partnership in the future. We are currently not aware of any material contingent liabilities that exist with respect to environmental matters.
Other Significant Accounting Policies. For information on our other significant accounting policies, see Note 2 of the audited consolidated financial statements included in the 2012 Annual Report.
Recent Accounting Pronouncements. Accounting standard setters frequently issue new or revised accounting rules. We review new pronouncements to determine the impact, if any, on our financial statements. There are currently no recent pronouncements that have been issued that we believe will materially affect our financial statements.

3. PROPERTY, PLANT, AND EQUIPMENT, NET
Details on property, plant, and equipment, net were as follows:

	Useful lives (In years)	March 31,	December 31,
		2013	2012
	(Dollars in thousands)
Gas gathering systems	30	$439,478	$427,449
Compressor stations and compression equipment	30	238,456	237,618
Construction in progress	n/a	48,528	45,919
Other	4-15	4,675	4,524
Total		731,137	715,510
Less accumulated depreciation		(39,419)	(33,517)
Property, plant, and equipment, net		$691,718	$681,993
Construction in progress is depreciated consistent with its applicable asset class once it is placed in service. Depreciation expense related to property, plant and equipment and capitalized interest were as follows:

	Three months ended March 31,
	2013	2012
	(In thousands)
Depreciation expense	$5,902	$4,626
Capitalized interest	493	1,321

4. IDENTIFIABLE INTANGIBLE ASSETS AND NONCURRENT LIABILITY
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

	March 31, 2013
	Useful lives (In years)	Gross carrying amount	Accumulated amortization	Net
	(Dollars in thousands)
Favorable gas gathering contracts	18.7	$24,195	$(4,809)	$19,386
Contract intangibles	12.4	244,100	(18,234)	225,866
Rights-of-way	28.3	40,413	(3,217)	37,196
Total amortizable intangible assets		$308,708	$(26,260)	$282,448

Unfavorable gas gathering contract	10.0	$10,962	$(3,834)	$7,128

	December 31, 2012
	Useful lives (In years)	Gross carrying amount	Accumulated amortization	Net
	(Dollars in thousands)
Favorable gas gathering contracts	18.7	$24,195	$(4,237)	$19,958
Contract intangibles	12.4	244,100	(14,504)	229,596
Rights-of-way	28.3	38,848	(2,862)	35,986
Total amortizable intangible assets		$307,143	$(21,603)	$285,540

Unfavorable gas gathering contract	10.0	$10,962	$(3,542)	$7,420
We recognized amortization expense as follows:

	Three months ended March 31,
	2013	2012
	(In thousands)
Amortization expense – favorable gas gathering contracts	$572	$319
Amortization expense – contract intangibles	3,730	3,350
Amortization expense – rights-of-way	355	314
Amortization expense – unfavorable gas gathering contract	(292)	(453)
The estimated aggregate annual amortization of intangible assets and noncurrent liability expected to be recognized as of March 31, 2013 for the remainder of 2013 and each of the four succeeding fiscal years follows.

	Assets	Liabilities
	(In thousands)
2013	$14,593	$1,098
2014	22,217	1,549
2015	25,170	1,650
2016	26,549	1,571
2017	25,919	1,260

5. REVOLVING CREDIT FACILITY
We have a senior secured revolving credit facility with total commitments of $550.0 million. The revolving credit facility is secured by the membership interests of Summit Holdings, DFW Midstream and Grand River Gathering and substantially all of Summit Holdings', DFW Midstream's and Grand River Gathering's assets. It is guaranteed by Summit Holdings' subsidiaries. It allows for revolving loans, letters of credit and swingline loans. As of March 31, 2013, the outstanding balance of the revolving credit facility was $214.2 million. The facility matures in May 2016.
Borrowings under the revolving credit facility bear interest at the London Interbank Offered Rate ("LIBOR") plus an applicable margin or a base rate, as defined in the credit agreement. At March 31, 2013, the applicable margin under LIBOR borrowings was 2.50%, the interest rate was 2.71% and the unused portion of the revolving credit facility totaled $335.8 million (subject to a commitment fee of 0.50%).
The revolving credit agreement contains affirmative and negative covenants customary for credit facilities of its size and nature that, among other things, limit or restrict the ability to (i) incur additional debt; (ii) make investments; (iii) engage in certain mergers, consolidations, acquisitions or sales of assets; (iv) enter into swap agreements and power purchase agreements; (v) enter into leases that would cumulatively obligate payments in excess of $30.0 million over any 12-month period; and (vi) prohibits the payment of distributions by Summit Holdings if a default then exists or would result therefrom, and otherwise limits the amount of distributions Summit Holdings can make. In addition, the revolving credit facility requires Summit Holdings to maintain a ratio of consolidated trailing 12-month earnings before interest, income taxes, depreciation and amortization ("EBITDA") to net interest expense of not less than 2.5 to 1.0 (as defined in the credit agreement) and a ratio of total indebtedness to consolidated trailing 12-

month EBITDA of not more than 5.0 to 1.0, or not more than 5.5 to 1.0 for up to six months following certain acquisitions (as defined in the credit agreement). As of March 31, 2013, we were in compliance with the covenants in the revolving credit facility. There were no defaults during the three-month period ended March 31, 2013.
The revolving credit facility’s carrying value on the balance sheet is its fair value due to its floating rate.

6. PARTNERS' CAPITAL AND MEMBERSHIP INTERESTS
Partners' Capital
SMLP was formed in May 2012. Prior to the closing of its IPO on October 3, 2012, SMLP had no outstanding common or subordinated units or operations.
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
Our partnership agreement requires that we distribute all of our available cash (as defined below) within 45 days after the end of each quarter to unitholders of record on the applicable record date. On January 23, 2013, the board of directors of our general partner declared a distribution of $0.41 per unit for the quarterly period ended December 31, 2012. The distribution, which totaled $20.4 million, was paid on February 14, 2013 to unitholders of record at the close of business on February 7, 2013.
On April 25, 2013, the board of directors of our general partner declared a distribution of $0.42 per unit for the quarterly period ended March 31, 2013. The distribution, which totaled $20.9 million, will be paid on May 15, 2013 to unitholders of record at the close of business on May 8, 2013.
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
Membership Interests
Energy Capital Partners and GE Energy Financial Services hold membership interests in Summit Investments. Such membership interests give them the right to participate in distributions and to exercise the other rights or privileges available to each entity under Summit Investments' Amended and Restated Limited Liability Operating Agreement (the "Summit LLC Agreement"). In addition, certain members of Summit Investments’ management hold ownership interests in the form of Class B membership interests (the "SMP Net Profits Interests") through their ownership in Summit Midstream Management, LLC.
In accordance with the Summit LLC Agreement, capital accounts are maintained for Summit Investments’ members. The capital account provisions of the Summit LLC Agreement incorporate principles established for U.S. federal income tax purposes and as such are not comparable to the equity accounts reflected under GAAP in our consolidated financial statements.

The Summit LLC Agreement sets forth the calculation to be used in determining the amount and priority of cash distributions that its membership interest holders will receive. Capital contributions required under the Summit LLC Agreement are in proportion to the members' respective percentage ownership interests. The Summit LLC Agreement also contains provisions for the allocation of net earnings and losses to members. For purposes of maintaining partner capital accounts, the Summit LLC Agreement specifies that items of income and loss shall be allocated among the partners in accordance with their respective percentage interests.

7. EARNINGS PER UNIT
The following table presents details on EPU.

Three months ended March 31, 2013
(Dollars in thousands, except per-unit amounts)
Net income	$12,480
Less: net income attributable to general partner	250
Net income attributable to limited partners	$12,230

Net income attributable to common units	$6,115

Weighted-average common units outstanding – basic	24,412,427
Earnings per common unit – basic	$0.25

Weighted-average common units outstanding – diluted	24,455,603
Earnings per common unit – diluted	$0.25

Net income attributable to subordinated units	$6,115

Weighted-average subordinated units outstanding – basic and diluted	24,409,850
Earnings per subordinated unit – basic and diluted	$0.25
The weighted-average number of units used to calculate diluted earnings per common limited partner unit includes the effect of 145,269 phantom units granted in March 2013 to certain key employees pursuant to the 2012 Long-Term Incentive Plan (the "LTIP") as well as an aggregate of 131,558 phantom and restricted units granted in 2012 (see Note 8).

8. UNIT-BASED COMPENSATION
Long-Term Incentive Plan. The LTIP provides for equity awards to eligible officers, employees, consultants and directors of our general partner and its affiliates, thereby linking the recipients' compensation directly to SMLP’s performance. The LTIP is administered by our general partner's board of directors, though such administration function may be delegated to a committee appointed by the board. A total of 5.0 million common units was reserved for issuance pursuant to and in accordance with the LTIP. As of March 31, 2013, approximately 4.7 million common units remained available for future issuance.
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

The following table presents phantom and restricted unit activity:

Three months ended March 31, 2013
Nonvested phantom and restricted units, beginning of period	131,558
Phantom units granted	145,269
Nonvested phantom and restricted units, end of period	276,827
In March 2013, the board of directors of our general partner granted 145,269 phantom units with distribution equivalent rights to certain key employees that provide services for us. A phantom unit is a notional unit that entitles the grantee to receive a common unit upon the vesting of the phantom unit or on a deferred basis upon specified future dates or events or, in the discretion of the administrator, cash equal to the fair market value of a common unit. Distribution equivalent rights for each phantom unit provide for a lump sum cash amount equal to the accrued distributions from the grant date to be paid in cash upon the vesting date. The phantom units granted in March 2013 vest ratably over a three-year period. Upon vesting, awards may be settled in cash and/or common units, at the discretion of the board of directors.
The grant date fair value of the phantom unit awards, based on a per-unit fair value of $25.99, was $3.8 million. Compensation expense related to the March 2013 awards recognized for the three months ended March 31, 2013 was approximately $0.1 million.
Upon vesting, management intends to settle all phantom unit awards with common units. As of March 31, 2013, the unrecognized non-cash compensation expense related to the phantom units granted in March 2013 was $3.7 million. Incremental non-cash compensation expense will be recorded over the remaining vesting period of 2.96 years. No forfeitures were assumed in the determination of estimated compensation expense due to a lack of history.
In October 2012, in connection with our IPO, the board of directors of our general partner granted 125,000 phantom units. Compensation expense related to the October 2012 awards recognized for the three months ended March 31, 2013 was approximately $0.2 million. As of March 31, 2013, the unrecognized non-cash compensation expense related to the phantom units granted in October 2012 was $2.1 million. Incremental non-cash compensation expense will be recorded over the remaining vesting period of 2.5 years. No forfeitures were assumed in the determination of estimated compensation expense due to a lack of history.
DFW Net Profits Interests. Class B membership interests in DFW Midstream (the "DFW Net Profits Interests") participate in distributions upon time vesting and the achievement of certain distribution targets to Class A members or higher priority vested DFW Net Profits Interests. The DFW Net Profits Interests are accounted for as compensatory awards. All grants vest ratably and provide for accelerated vesting in certain limited circumstances, including a qualifying termination following a change in control (as defined in the underlying award agreement and the DFW Midstream Amended and Restated Limited Liability Company Agreement and Contribution Agreement).
Information regarding the amount and grant date fair value of the vested and nonvested DFW Net Profits Interests was as follows:

	Three months ended March 31,
	2013		2012
	Percentage interest	Weighted-average grant date fair value (per 1.0% of DFW Net Profits Interest)	Percentage interest	Weighted-average grant date fair value (per 1.0% of DFW Net Profits Interest)
	(Dollars in thousands)
Nonvested, beginning of period	0.038%	$1,650	1.750%	$306
Vested	0.006%	$1,650	0.275%	$277
Nonvested, end of period	0.031%	$1,650	1.475%	$311
Vested, end of period	4.100%	$243	2.925%	$260

We recognize non-cash compensation expense ratably over the respective award's vesting period. Non-cash compensation expense recognized in general and administrative expense related to the DFW Net Profits Interests was as follows:

	Three months ended March 31,
	2013	2012
	(In thousands)
Non-cash compensation expense	$13	$153
As of March 31, 2013, the unrecognized non-cash compensation expense related to the DFW Net Profits Interests was $0.1 million. Beginning in October 2012 and continuing into April 2013, we entered into a series of exchange agreements with the seven holders of the then-outstanding DFW Net Profits Interests whereby we exchanged $12.2 million for their vested DFW Net Profits Interests and 7,393 SMLP restricted units for their unvested DFW Net Profits Interests. As a result of these exchange transactions, there were no remaining or outstanding DFW Net Profits Interests as of April 30, 2013.
SMP Net Profits Interests. SMP Net Profits Interests participate in distributions upon time vesting and the achievement of certain distribution targets to Class A members or higher priority vested SMP Net Profits Interests. The SMP Net Profits Interests are accounted for as compensatory awards. All grants vest ratably and provide for accelerated vesting in certain limited circumstances, including a qualifying termination following a change in control (as defined in the underlying award agreement and Summit LLC Agreement).
Information regarding the amount and grant-date fair value of the vested and nonvested SMP Net Profits Interests was as follows:

	Three months ended March 31,
	2012
	Percentage interest	Weighted-average grant date fair value (per 1.0% of SMP Net Profits Interest)
	(Dollars in thousands)
Nonvested, beginning of period	3.958%	$1,003
Granted	0.500%	$1,780
Vested	0.318%	$965
Nonvested, end of period	4.141%	$1,010
Vested, end of period	2.215%	$712
We recognize non-cash compensation expense ratably over the respective award's vesting period. Non-cash compensation expense recognized in general and administrative expense related to the SMP Net Profits Interests was as follows:

Three months ended March 31, 2012
(In thousands)
Non-cash compensation expense	$307
The expense recognition of these awards is not reflected in SMLP's financial statements subsequent to the IPO because Summit Investments is not consolidated by SMLP.

9. CONCENTRATIONS OF RISK
Financial instruments that potentially subject us to concentrations of credit risk consist of cash and accounts receivable. We maintain our cash in bank deposit accounts that, at times, may exceed federally insured limits. We have not experienced any losses in such accounts and do not believe we are exposed to any significant risk.

Accounts receivable are primarily from natural gas producers shipping natural gas. This industry concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, industry or other conditions. We monitor the creditworthiness of our counterparties and generally require letters of credit for receivables from customers that are judged to have sub-standard credit, unless the credit risk can otherwise be mitigated.
Customers accounting for more than 10% of total revenues were as follows:

	Three months ended March 31,
	2013	2012
Revenue:
Customer A	27%	16%
Customer B	*	18%
Customer C	24%	31%
__________
* Customer did not exceed 10%.
Customers accounting for more than 10% of total accounts receivable were as follows:

	March 31,	December 31,
	2013	2012
Accounts receivable:
Customer A	29%	24%
Customer B	*	*
Customer C	35%	38%
__________
* Customer did not exceed 10%.

10. RELATED-PARTY TRANSACTIONS
General and Administrative Expense Allocation. Our general partner and its affiliates do not receive any management fee or other compensation in connection with the management of our business, but will be reimbursed for expenses incurred on our behalf. Under our partnership agreement, we reimburse our general partner and its affiliates for certain expenses incurred on our behalf, including, without limitation, salary, bonus, incentive compensation and other amounts paid to our general partner's employees and executive officers who perform services necessary to run our business. In addition, we reimburse our general partner for compensation, travel and entertainment expenses for the directors serving on the board of directors of our general partner and the cost of director and officer liability insurance. Our partnership agreement provides that our general partner will determine in good faith the expenses that are allocable to us. During the three months ended March 31, 2013, we incurred approximately $1.2 million of expenses that were allocated to us by the general partner under our partnership agreement. As of March 31, 2013, we had a $2.7 million receivable from our general partner for expenses that we paid that were not allocated to the Partnership.
Electricity Management Services Agreement. We entered into a consulting arrangement with Equipower Resources Corp. to assist with managing DFW Midstream's electricity price risk. Equipower Resources Corp. is an affiliate of our Sponsor, Energy Capital Partners. Amounts paid for such services were as follows:

	Three months ended March 31,
	2013	2012
	(In thousands)
Payments for electricity management consulting services	$55	$44

11. COMMITMENTS AND CONTINGENCIES
Operating Leases. We lease various office space to support our operations and have determined that our leases are operating leases. Total rent expense related to operating leases, which is recognized in general and administrative expenses, was as follows:

	Three months ended March 31,
	2013	2012
	(In thousands)
Total rent expense	$194	$137
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
In August 2012, four former DFW Midstream employees (the "Plaintiffs") who, by virtue of their Class B membership in DFW Midstream Management LLC ("DFW Management"), collectively owned an aggregate 4.1% vested net profits interests in DFW Midstream, filed a claim in the Court of Chancery of the State of Delaware against Summit Investments, Summit Holdings, DFW Midstream and DFW Management (collectively, the "Defendants") seeking dissolution and wind-up of DFW Midstream and DFW Management or, in the alternative, a repurchase of the Plaintiffs' net profits interests. The Plaintiffs also sought other unspecified monetary damages, including attorneys' fees and costs. The complaint alleged that the Defendants breached (i) the DFW Midstream limited liability company agreement; (ii) compensatory arrangements with each Plaintiff; (iii) the implied covenant of good faith and fair dealing; and (iv) in the case of Summit Investments and Summit Holdings, their alleged fiduciary duties to the Plaintiffs. The complaint further alleged that the Defendants acted fraudulently with respect to the Plaintiffs. In September 2012, the Defendants filed a motion to dismiss all of Plaintiffs’ claims in this matter.  The court heard oral arguments on the motion to dismiss in December 2012, and Defendants' motion to dismiss was granted in March 2013. The Plaintiffs filed a notice of appeal to the Supreme Court of Delaware on April 24, 2013. On April 30, 2013, the Plaintiffs voluntarily dismissed their appeal.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to inform the reader about matters affecting the financial condition and results of operations of SMLP and its subsidiaries for the period since December 31, 2012. As a result, the following discussion should be read in conjunction with the MD&A and the audited consolidated financial statements and related notes that are included in our 2012 Annual Report on Form 10-K (the "2012 Annual Report"). Among other things, those financial statements and the related notes include more detailed information regarding the basis of presentation for the following information. This discussion contains forward-looking statements that constitute our plans, estimates and beliefs. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to, those discussed in "Risk Factors" in the 2012 Annual Report. Actual results may differ materially from those contained in any forward-looking statements.

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
We generate a substantial majority of our revenue under long-term, fee-based natural gas gathering agreements. Substantially all of our gas gathering agreements are underpinned by areas of mutual interest and minimum volume commitments. Our areas of mutual interest cover approximately 330,000 acres in the aggregate, have original terms that range from six years to 24 years, and provide that any natural gas producing wells drilled by our customers within the areas of mutual interest will be shipped on our gathering systems. The minimum volume commitments, which totaled 2.3 Tcf at March 31, 2013 and average approximately 626 MMcf/d through 2020, are designed to ensure that we will generate a certain amount of revenue from each customer over the life of the respective gas gathering agreement, whether by collecting gathering fees on actual throughput or from cash payments to cover any minimum volume commitment shortfall. Our minimum volume commitments have remaining terms that range from seven to 15 years and, as of March 31, 2013, had a weighted-average remaining life of 10.9 years, assuming minimum throughput volumes for the remainder of the term. The fee-based nature of these agreements enhances the stability of our cash flows by limiting our direct commodity price exposure. For additional information, see the Our Operations section included in the 2012 Annual Report.

Trends and Outlook
Our business has been, and we expect our future business to continue to be, affected by the following key trends:

•	Natural gas supply and demand dynamics;

•	Growth in production from U.S. shale plays;

•	Interest rate environment; and

•	Rising operating costs and inflation.
Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about, or interpretations of, available information prove to be incorrect, our actual results may vary materially from our expected results. For additional information, see the Trends and Outlook section included in the 2012 Annual Report.

How We Evaluate Our Operations
We manage our business and analyze our results of operations as a single business segment. Our management uses a variety of financial and operational metrics to analyze our performance. We view these metrics as important factors in evaluating our profitability and review these measurements on a regular basis for consistency and trend analysis. These metrics include:

•	throughput volume;

•	operation and maintenance expenses;

•	EBITDA and adjusted EBITDA; and

•	distributable cash flow.
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

Operation and Maintenance Expenses
We seek to maximize the profitability of our operations in part by minimizing, to the extent appropriate, expenses directly tied to operating and maintaining our assets. Direct labor costs, compression costs, insurance costs, ad valorem and property taxes, repair and non-capitalized maintenance costs, integrity management costs, utilities and contract services comprise the most significant portion of our operation and maintenance expense. Other than utilities expense, these expenses are relatively stable and largely independent of volumes delivered through our gathering systems but may fluctuate depending on the activities performed during a specific period.
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

•
The historical results of operations may not be comparable to our future results of operations largely due to our IPO, which was completed on October 3, 2012. We anticipate incurring approximately $2.5 million (annualized) of general and administrative expenses attributable to operating as a publicly traded partnership. These incremental general and administrative expenses are not reflected in our results of operations prior to the IPO.

Results of Operations — Combined Overview
The following table presents certain consolidated and other financial and operating data for the periods indicated.

	Three months ended March 31,		Change
	2013	2012	$	%
	(In thousands)
Statement of Operations Data:
Revenue:
Gathering services and other fees	$38,069	$31,918	$6,151	19%
Natural gas and condensate sales	5,806	3,731	2,075	56%
Amortization of favorable and unfavorable contracts (1)	(280)	134	(414)	(309)%
Total revenue	43,595	35,783	7,812	22%
Costs and expenses:
Operation and maintenance	14,004	10,989	3,015	27%
General and administrative	5,056	4,412	644	15%
Transaction costs	8	193	(185)	(96)%
Depreciation and amortization	9,987	8,290	1,697	20%
Total costs and expenses	29,055	23,884	5,171	22%
Other income	1	4	(3)	(75)%
Interest expense	(1,880)	(695)	(1,185)	171%
Affiliated interest expense	—	(3,482)	3,482	(100)%
Income before income taxes	12,661	7,726	4,935	64%
Income tax expense	(181)	(139)	(42)	30%
Net income	$12,480	$7,587	$4,893	64%
Less: net income attributable to the general partner	250
Net income attributable to the limited partners	$12,230

Other Financial Data (2):
EBITDA (3)	$24,807	$20,055	$4,752	24%
Adjusted EBITDA (3)	31,442	24,881	6,561	26%
Capital expenditures (4)	21,339	20,577	762	4%
Distributable cash flow (4)	27,073	21,884	5,189	24%

Operating Data:
Miles of pipeline (end of period)	406	377	29	8%
Number of wells (end of period) (5)	2,160	2,011	149	7%
Number of pad sites (end of period)	445	436	9	2%
Aggregate average throughput (MMcf/d)	944	912	32	4%
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
(3) EBITDA and adjusted EBITDA include transaction costs. These unusual and non-recurring expenses are settled in cash.
(4) In the fourth quarter of 2012, we began tracking maintenance capital expenditures for the purposes of calculating distributable cash flow. Prior to the fourth quarter of 2012, we did not distinguish between maintenance and expansion capital expenditures. For the three months ended March 31, 2012, the calculation of distributable cash flow includes an estimate for the portion of total capital expenditures that were maintenance capital expenditures.
(5) Excludes wells connected to nine central receipt points on the Grand River system that averaged 214 MMcf/d for the three months ended March 31, 2013 and 249 MMcf/d for the three months ended March 31, 2012.
Three Months Ended March 31, 2013 Compared with the Three Months Ended March 31, 2012
Volume. Our revenues are primarily attributable to the volume of natural gas that we gather and compress and the rates we charge for those services. Throughput volumes increased to an average of 944 MMcf/d for the three months ended March 31, 2013, compared with an average of 912 MMcf/d in the prior-year period, and largely reflect the impact of a production curtailment announced in the first quarter of 2012 by one of our largest producer customers. Operating data by system follows:

	March 31,
	2013	2012
Grand River system:
Miles of pipeline	289	268
Number of wells	1,839	1,708
Number of pad sites	378	374
Aggregate average throughput for the three months ended (MMcf/d)	525	593

DFW Midstream system:
Miles of pipeline	117	109
Number of wells	321	303
Number of pad sites	67	62
Aggregate average throughput for the three months ended (MMcf/d)	419	319
Grand River system volume throughput declined in the first quarter of 2013 primarily due to lower drilling activity and the natural decline of previously drilled Mancos/Niobrara wells in the Orchard Field. Our gas gathering agreements for the Grand River system include MVCs that, in the aggregate, increase over the next several years. As a result, the lower volume throughput for the Grand River system during the first quarter of 2013 primarily translated into larger MVC shortfall payments.
The increase in DFW Midstream system volume throughput was primarily due to the prior-year impact of the production curtailment noted above. This customer's production levels then resumed subsequent to the first quarter of 2012. Volume throughput for the three months ended March 31, 2013 also benefited from the continued development of the DFW Midstream system, most notably our January 2013 commissioning of a compressor which increased system capacity by 40 MMcf/d.
Revenue. Total revenues increased for the three months ended March 31, 2013, largely due to an increase in gathering services and other fees. Gathering services and other fees increased during the three months ended March 31, 2013, primarily as a result of increased throughput volumes on the DFW Midstream system. The aggregate average throughput rate for the three months ended March 31, 2013 was approximately $0.42 per Mcf, compared with approximately $0.37 per Mcf for the three months ended March 31, 2012. The period-over-period increase was largely driven by the proportionate increase in volumes on our DFW Midstream system which has a higher average gathering fee per Mcf. Additionally, the period-over-period increase in aggregate average throughput rate also benefited from gas gathering agreement provisions which increased the average gas gathering fee per Mcf on our Grand River system beginning in January 2013. These contractual provisions helped offset the financial impact of the volume decreases on the Grand River system. Natural gas and condensate sales increased for the three months ended March 31, 2013, primarily as a result of higher volumes on our DFW Midstream system and an increase quarter over quarter in the prices we were able to obtain for natural gas sales.
Operation and Maintenance Expense. Operation and maintenance expense increased during the three months ended March 31, 2013, largely as a result of $1.6 million of higher power-related costs for DFW Midstream, an $0.8 million increase in property tax expenses due to a change in our estimate for property tax expenses in the third quarter of 2012, a $0.5 million increase in carbon dioxide expenses for DFW Midstream, and a $0.6 million increase in field employee costs. Operation and maintenance expense also reflects the impact of a $0.5 million decline in compressor lease and contract maintenance expenses in the first quarter of 2013.

General and Administrative Expense. General and administrative expense increased during the three months ended March 31, 2013, primarily due to an increase in salaries, benefits and incentive compensation.
Depreciation and Amortization Expense. Depreciation and amortization expense increased during the three months ended March 31, 2013 largely due to an increase in assets placed into service in connection with the development of the DFW Midstream and Grand River systems.
Interest Expense and Affiliated Interest Expense. Interest expense increased during the three months ended March 31, 2013, primarily as a result of higher balances on our revolving credit facility beginning in May 2012 and an increase in commitment fees as a result of the May 2012 amendment and restatement of the revolving credit facility which increased our borrowing capacity by $265.0 million. Affiliated interest expense for the three months ended March 31, 2012 related to the $200.0 million promissory notes that we issued to the Sponsors in connection with the acquisition of the Grand River system in October 2011. The promissory notes were partially prepaid in May 2012 with the remaining balance prepaid in July 2012.

Non-GAAP Financial Measures
EBITDA, adjusted EBITDA and distributable cash flow are not financial measures presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). We believe that the presentation of these non-GAAP financial measures provides useful information to investors in assessing our financial condition and results of operations.
Net income and net cash provided by operating activities are the GAAP financial measures most directly comparable to EBITDA, adjusted EBITDA and distributable cash flow. Our non-GAAP financial measures should not be considered as alternatives to the most directly comparable GAAP financial measure. Furthermore, each of these non-GAAP financial measures has limitations as an analytical tool because it excludes some but not all items that affect the most directly comparable GAAP financial measure. Some of these limitations include:

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

	Three months ended March 31,
	2013	2012
	(In thousands)
Reconciliation of Net Income to EBITDA, Adjusted EBITDA and Distributable Cash Flow:
Net income	$12,480	$7,587
Add:
Interest expense	1,880	4,177
Income tax expense	181	139
Depreciation and amortization expense	9,987	8,290
Amortization of favorable and unfavorable contracts	280	(134)
Less:
Interest income	1	4
EBITDA (1)	$24,807	$20,055
Add:
Non-cash compensation expense	340	460
Adjustments related to MVC shortfall payments (2)	6,295	4,366
Adjusted EBITDA (1)	$31,442	$24,881
Add:
Interest income	1	4
Less:
Cash interest paid	1,889	1,695
Cash taxes paid	—	—
Maintenance capital expenditures (3)	2,481	1,306
Distributable cash flow	$27,073	$21,884
__________
(1) EBITDA and adjusted EBITDA include transaction costs. These unusual and non-recurring expenses are settled in cash. For additional information, see "Results of Operations" above.
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
(3) Maintenance capital expenditures are cash expenditures (including expenditures for the addition or improvement to, or the replacement of, our capital assets or for the acquisition of existing, or the construction or development of new, capital assets) made to maintain our long-term operating income or operating capacity. In the fourth quarter of 2012, we began tracking maintenance capital expenditures for the purposes of calculating distributable cash flow. Prior to the fourth quarter of 2012, we did not distinguish between maintenance and expansion capital expenditures. For the three months ended March 31, 2012, the calculation of distributable cash flow and adjusted distributable cash flow includes an estimate for the portion of total capital expenditures that were maintenance capital expenditures.

Cash Flow-Basis Non-GAAP Reconciliation. The following table presents a reconciliation of SMLP's net cash provided by operating activities to EBITDA, adjusted EBITDA and distributable cash flow for the periods indicated.

	Three months ended March 31,
	2013	2012
	(In thousands)
Reconciliation of Net Cash Provided by Operating Activities to EBITDA, Adjusted EBITDA and Distributable Cash Flow:
Net cash provided by operating activities	$21,686	$16,605
Add:
Interest expense (1)	1,445	462
Income tax expense	181	139
Changes in operating assets and liabilities	1,836	3,313
Less:
Non-cash compensation expense	340	460
Interest income	1	4
EBITDA (2)	$24,807	$20,055
Add:
Non-cash compensation expense	340	460
Adjustments related to MVC shortfall payments (3)	6,295	4,366
Adjusted EBITDA (2)	$31,442	$24,881
Add:
Interest income	1	4
Less:
Cash interest paid	1,889	1,695
Cash taxes paid	—	—
Maintenance capital expenditures (4)	2,481	1,306
Distributable cash flow	$27,073	$21,884
__________
(1) Interest expense presented in the cash flow-basis non-GAAP reconciliation above differs from the interest expense presented in the net income-basis non-GAAP reconciliation presented earlier due to adjustments for amortization of deferred loan costs and pay-in-kind interest on the promissory notes payable to our Sponsors. For the three months ended March 31, 2013, interest expense excluded $0.4 million of amortization of deferred loan costs. For the three months ended March 31, 2012, interest expense excluded $0.2 million of amortization of deferred loan costs and $3.5 million of pay-in-kind interest.
(2) EBITDA and adjusted EBITDA include transaction costs. These unusual and non-recurring expenses are settled in cash. For additional information, see "Results of Operations" above.
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
(4) Maintenance capital expenditures are cash expenditures (including expenditures for the addition or improvement to, or the replacement of, our capital assets or for the acquisition of existing, or the construction or development of new, capital assets) made to maintain our long-term operating income or operating capacity. In the fourth quarter of 2012, we began tracking maintenance capital expenditures for the purposes of calculating distributable cash flow. Prior to the fourth quarter of 2012, we did not distinguish between maintenance and expansion capital expenditures. For the three months ended March 31, 2012, the calculation of distributable cash flow and adjusted distributable cash flow includes an estimate for the portion of total capital expenditures that were maintenance capital expenditures.

Liquidity and Capital Resources
In October 2012, we completed an IPO of our common units. For additional information, see Note 1 to the audited consolidated financial statements included in the 2012 Annual Report. In the periods following the IPO, we expect our sources of liquidity to include:

•	cash generated from operations;

•	borrowings under the revolving credit facility; and

•	additional issuances of debt and equity securities.
Cash Flows
The components of the change in cash and cash equivalents were as follows:

	Three months ended March 31,
	2013	2012
	(In thousands)
Net cash provided by operating activities	$21,686	$16,605
Net cash used in investing activities	(21,339)	(20,577)
Net cash used in financing activities	(5,425)	(579)
Change in cash and cash equivalents	$(5,078)	$(4,551)
Operating activities. Cash flows from operating activities increased by $5.1 million for three months ended March 31, 2013 largely as result of the increase in volumes on the DFW Midstream system, partially offset by a decline in volumes on the Grand River system.
Investing activities. Cash flows used in investing activities for the three months ended March 31, 2013 primarily reflect the construction of seven miles of new gathering pipeline across the DFW Midstream system and the connection of four new pad sites as well as the acquisition of previously leased compression assets on the Grand River system. We also commissioned a new 6,000 horsepower electric-drive compressor unit on the DFW Midstream system in early January 2013, which increased system throughput capacity from 410 MMcf/d to 450 MMcf/d. Capital expenditures on the DFW Midstream system were $9.6 million for the three months ended March 31, 2013, compared with $14.6 million for the three months ended March 31, 2012. Capital expenditures on the Grand River system were $11.6 million for the three months ended March 31, 2013, compared with $5.6 million for the three months ended March 31, 2012.
Financing activities. Cash flows used in financing activities for the three months ended March 31, 2013 reflect the distribution declared in respect of the fourth quarter of 2012 and paid in the first quarter of 2013, partially offset by $15.0 million of borrowings against our revolving credit facility. Cash flows used in financing for the three months ended March 31, 2012 included $0.6 million of initial public offering costs.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of or during the three months ended March 31, 2013.
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

Total capital expenditures were as follows:

	Three months ended March 31,
	2013	2012
	(In thousands)
Capital expenditures	$21,339	$20,577

For the three months ended March 31, 2013, total capital expenditures were largely the result of the construction of new pipeline and compression infrastructure to connect new pad sites on our DFW Midstream system and the acquisition of previously leased compression assets for our Grand River system. For the three months ended March 31, 2012, total capital expenditures were largely the result of the construction of new pipeline and compression infrastructure to connect new pad sites on our DFW Midstream system.
In the fourth quarter of 2012, we began tracking maintenance capital expenditures for the purposes of calculating distributable cash flow. Prior to the fourth quarter of 2012, we did not distinguish between maintenance and expansion capital expenditures. As a result, our calculation of distributable cash flow reflects an estimate for the portion of these expenditures that were maintenance capital expenditures in periods prior to the fourth quarter of 2012.
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
On April 25, 2013, the board of directors of our general partner declared a distribution of $0.42 per unit for the quarterly period ended March 31, 2013. The distribution, which totaled $20.9 million, will be paid on May 15, 2013 to unitholders of record at the close of business on May 8, 2013.
Revolving Credit Facility
We have a revolving credit facility with a syndicate of lenders and a borrowing capacity of $550.0 million. Substantially all of SMLP’s assets are pledged as collateral under the revolving credit facility. It matures in May 2016 and, at our option, borrowings thereunder bear interest at a variable rate per annum equal to either (i) the London InterBank Offered Rate plus the applicable margins ranging from 2.5% to 3.5% or (ii) a base rate plus the applicable margins ranging from 1.5% to 2.5%.
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
As of March 31, 2013, we were in compliance with the financial and other covenants in our revolving credit facility.
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

Upon the occurrence of an event of default, subject to the terms and conditions of the revolving credit facility, the lenders may, in addition to exercising other remedies, declare any outstanding principal and any accrued and unpaid interest to be immediately due and payable. There were no defaults during the three months ended March 31, 2013.
We expect to use future borrowings under the revolving credit facility for working capital and other general partnership purposes and capital expenditures. For additional information, see Note 5 to the unaudited condensed consolidated financial statements.
Credit Risk and Customer Concentration
We examine the creditworthiness of third-party customers to whom we extend credit and manage our exposure to credit risk through credit analysis, credit approval, credit limits and monitoring procedures, and for certain transactions, we may request letters of credit, prepayments or guarantees. A significant percentage of our revenue is attributable to three producer customers and one natural gas marketer. For additional information, see Note 9 to the unaudited condensed consolidated financial statements.

Critical Accounting Policies and Estimates
We prepare our financial statements in accordance with GAAP. These principles are established by the Financial Accounting Standards Board. We employ methods, estimates and assumptions based on currently available information when recording transactions resulting from business operations. Our significant accounting policies are described in Note 2 to the unaudited condensed consolidated financial statements.
The estimates that we deem to be most critical to an understanding of our financial position and results of operations are those related to determination of fair value and recognition of deferred revenue. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management's analyses and judgments. Subsequent experience or use of other methods, estimates or assumptions could produce significantly different results.
There have been no changes in the accounting methodology for items that we have identified as critical accounting estimates during the three months ended March 31, 2013. For additional information regarding critical accounting estimates, see the Critical Accounting Policies and Estimates section of MD&A included in the 2012 Annual Report.

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
A hypothetical 1.0% increase (decrease) in interest rates would have increased (decreased) our interest expense by approximately $0.5 million for the three months ended March 31, 2013.
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

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
SMLP’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of SMLP's general partner, has evaluated the effectiveness of SMLP’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based on such evaluation, the Chief Executive Officer and Chief Financial Officer of SMLP's general partner have concluded that, as of the Evaluation Date, SMLP’s disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
There have not been any changes in SMLP’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first fiscal quarter of 2013 that have materially affected, or are reasonably likely to materially affect, SMLP's internal control over financial reporting.

PART II—OTHER INFORMATION
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
In August 2012, four former DFW Midstream employees (the "Plaintiffs") who, by virtue of their Class B membership in DFW Midstream Management LLC ("DFW Management"), collectively owned an aggregate 4.1% vested net profits interests in DFW Midstream, filed a claim in the Court of Chancery of the State of Delaware against Summit Investments, Summit Holdings, DFW Midstream and DFW Management (collectively, the "Defendants") seeking dissolution and wind-up of DFW Midstream and DFW Management or, in the alternative, a repurchase of the Plaintiffs' net profits interests. The Plaintiffs also sought other unspecified monetary damages, including attorneys' fees and costs. The complaint alleged that the Defendants breached (i) the DFW Midstream limited liability company agreement; (ii) compensatory arrangements with each Plaintiff; (iii) the implied covenant of good faith and fair dealing; and (iv) in the case of Summit Investments and Summit Holdings, their alleged fiduciary duties to the Plaintiffs. The complaint further alleged that the Defendants acted fraudulently with respect to the Plaintiffs. In September 2012, the Defendants filed a motion to dismiss all of Plaintiffs’ claims in this matter.  The court heard oral arguments on the motion to dismiss in December 2012, and Defendants' motion to dismiss was granted in March 2013. The Plaintiffs filed a notice of appeal to the Supreme Court of Delaware on April 24, 2013. On April 30, 2013, the Plaintiffs voluntarily dismissed their appeal.

Item 1A. Risk Factors.
The Risk Factors contained in the 2012 Annual Report are incorporated herein by reference.

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

10.1		First Amendment to Amended and Restated Credit Agreement dated as of August 3, 2012
10.2		Second Amendment to Amended and Restated Credit Agreement dated as of November 1, 2012
10.3		Third Amendment to Amended and Restated Credit Agreement dated as of January 31, 2013
31.1		Rule 13a-14(a)/15d-14(a) Certification, executed by Steven J. Newby, President, Chief Executive Officer and Director
31.2		Rule 13a-14(a)/15d-14(a) Certification, executed by Matthew S. Harrison, Senior Vice President and Chief Financial Officer
32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Steven J. Newby, President, Chief Executive Officer and Director, and Matthew S. Harrison, Senior Vice President and Chief Financial Officer

101.INS	*	XBRL Instance Document (1)
101.SCH	*	XBRL Taxonomy Extension Schema
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase
101.LAB	*	XBRL Taxonomy Extension Label Linkbase
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase

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
(1) Includes the following unaudited materials contained in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Partners' Capital and Membership Interests, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Summit Midstream Partners, LP
(Registrant)

May 14, 2013	By: Summit Midstream GP, LLC (its general partner)

/s/ Matthew S. Harrison
Matthew S. Harrison, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)