Form 10-Q/A
period 2013-06-30
Summit Midstream Partners, LP
filed 2013-10-04
CIK 1549922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
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

EXPLANATORY NOTE
Summit Midstream Partners, LP is filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013 (filed with the Securities and Exchange Commission on August 13, 2013) to amend Exhibit 10.1 (Gas Purchase Agreement), Exhibit 10.2 (Gas Gathering and Compression Agreement), and Exhibit 10.3 (Purchase and Sale Agreement) (collectively, the “Exhibits”) in response to communications from the staff of the Securities and Exchange Commission regarding our request for confidential treatment for certain portions of the Exhibits. Item 6 of Part II of the original filing is hereby amended to include revised redacted versions of the Exhibits. All other items of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013 are unaffected by the change described above and have been omitted from this Amendment No. 1.

i

Item 6. Exhibits.
Each exhibit identified below is filed as a part of this report.

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

101.INS	**	XBRL Instance Document (1) (Incorporated herein by reference to Exhibit 101.INS to SMLP's Quarterly Report on Form 10-Q dated August 13, 2013 (Commission File No. 001-35666))
101.SCH	**	XBRL Taxonomy Extension Schema (Incorporated herein by reference to Exhibit 101.SCH to SMLP's Quarterly Report on Form 10-Q dated August 13, 2013 (Commission File No. 001-35666))

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase (Incorporated herein by reference to Exhibit 101.CAL to SMLP's Quarterly Report on Form 10-Q dated August 13, 2013 (Commission File No. 001-35666))
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase (Incorporated herein by reference to Exhibit 101.DEF to SMLP's Quarterly Report on Form 10-Q dated August 13, 2013 (Commission File No. 001-35666))
101.LAB	**	XBRL Taxonomy Extension Label Linkbase (Incorporated herein by reference to Exhibit 101.LAB to SMLP's Quarterly Report on Form 10-Q dated August 13, 2013 (Commission File No. 001-35666))
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase (Incorporated herein by reference to Exhibit 101.PRE to SMLP's Quarterly Report on Form 10-Q dated August 13, 2013 (Commission File No. 001-35666))
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

Summit Midstream Partners, LP
(Registrant)

By: Summit Midstream GP, LLC (its general partner)

October 4, 2013	/s/ Matthew S. Harrison
Matthew S. Harrison, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

3