Form 10-Q
period 2013-09-30
Summit Midstream Partners, LP
filed 2013-11-08
CIK 1549922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
or
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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	As of October 31, 2013
Common Units	29,079,866 units
Subordinated Units	24,409,850 units
General Partner Units	1,091,453 units

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

iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$15,283	$7,895
Accounts receivable	34,911	33,504
Due from affiliate	—	774
Other assets	2,354	2,190
Total current assets	52,548	44,363
Property, plant and equipment, net	957,555	681,993
Intangible assets, net:
Favorable gas gathering contracts	18,348	19,958
Contract intangibles	394,804	229,596
Rights-of-way	51,657	35,986
Total intangible assets, net	464,809	285,540
Goodwill	117,766	45,478
Other noncurrent assets	12,417	6,137
Total assets	$1,605,095	$1,063,511

Liabilities and Partners' Capital
Current liabilities:
Trade accounts payable	$11,909	$15,817
Due to affiliate	430	—
Deferred revenue	1,555	865
Ad valorem taxes payable	5,604	5,455
Accrued interest	6,525	16
Other current liabilities	7,620	4,308
Total current liabilities	33,643	26,461
Long-term debt	565,050	199,230
Noncurrent liability, net (Note 4)	6,604	7,420
Deferred revenue	22,560	10,899
Other noncurrent liabilities	361	254
Total liabilities	628,218	244,264
Commitments and contingencies (Note 11)
Common limited partner capital (29,075,447 units issued and outstanding at September 30, 2013 and 24,412,427 units issued and outstanding at December 31, 2012)	570,260	418,856
Subordinated limited partner capital (24,409,850 units issued and outstanding at September 30, 2013 and December 31, 2012)	383,281	380,169
General partner interests (1,091,453 units issued and outstanding at September 30, 2013 and 996,320 issued and outstanding at December 31, 2012)	23,336	20,222
Total partners' capital	976,877	819,247
Total liabilities and partners' capital	$1,605,095	$1,063,511
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands, except per-unit and unit amounts)
Revenues:
Gathering services and other fees	$45,968	$37,903	$127,098	$106,550
Natural gas, NGLs and condensate sales and other	17,392	3,232	47,204	10,290
Amortization of favorable and unfavorable contracts	(264)	(160)	(794)	25
Total revenues	63,096	40,975	173,508	116,865
Costs and expenses:
Operation and maintenance	15,918	14,460	45,467	37,177
Cost of natural gas and NGLs	10,464	—	24,328	—
General and administrative	6,248	5,179	18,198	15,977
Transaction costs	123	1,739	2,549	1,972
Depreciation and amortization	16,426	9,156	43,146	26,135
Total costs and expenses	49,179	30,534	133,688	81,261
Other (expense) income	(112)	2	(110)	8
Interest expense	(6,937)	(2,827)	(11,840)	(5,573)
Affiliated interest expense	—	(13)	—	(5,426)
Income before income taxes	6,868	7,603	27,870	24,613
Income tax expense	(177)	(207)	(579)	(501)
Net income	$6,691	$7,396	$27,291	$24,112
Less: net income attributable to SMP Holdings (Note 1)	—		52
Net income attributable to partners	6,691		27,239
Less: net income attributable to general partner	134		545
Net income attributable to limited partners	$6,557		$26,694

Earnings per common unit – basic	$0.12		$0.57
Earnings per common unit – diluted	$0.12		$0.57
Earnings per subordinated unit – basic and diluted	$0.12		$0.48

Weighted-average common units outstanding – basic	29,074,743		26,234,042
Weighted-average common units outstanding – diluted	29,227,041		26,352,234
Weighted-average subordinated units outstanding – basic and diluted	24,409,850		24,409,850

Cash distributions declared and paid per common unit	$0.435		$1.265
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL AND
MEMBERSHIP INTERESTS

	Partners' capital
	Limited partners			SMP Holdings' equity in Bison Midstream
	Common	Subordinated	General partner		Membership interests	Total
	(In thousands)
Membership interests, January 1, 2012	$—	$—	$—	$—	$640,818	$640,818
Net income	—	—	—	—	24,112	24,112
Class B membership interest unit-based compensation	—	—	—	—	1,793	1,793
Membership interests, September 30, 2012	$—	$—	$—	$—	$666,723	$666,723

Partners' capital, January 1, 2013	$418,856	$380,169	$20,222	$—	$—	$819,247
Net income	13,691	13,003	545	52	—	27,291
SMLP unit-based compensation	1,970	—	—	—	—	1,970
Consolidation of Bison Midstream net assets	—	—	—	303,168	—	303,168
Contribution from SMP Holdings to Bison Midstream	—	—	—	2,229	—	2,229
Purchase of Bison Midstream	47,936	—	978	(248,914)	—	(200,000)
Contribution of net assets from SMP Holdings in excess of consideration paid for Bison Midstream	28,558	26,846	1,131	(56,535)	—	—
Issuance of units in connection with the Mountaineer Acquisition	98,000	—	2,000	—	—	100,000
Class B membership interest unit-based compensation	17	—	—	—	—	17
Repurchase of DFW Net Profits Interests	(5,859)	(5,859)	(239)	—	—	(11,957)
Distributions to unitholders	(32,909)	(30,878)	(1,301)	—	—	(65,088)
Partners' capital, September 30, 2013	$570,260	$383,281	$23,336	$—	$—	$976,877
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$27,291	$24,112
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,146	26,135
Amortization of favorable and unfavorable contracts	794	(25)
Amortization of deferred loan costs	1,591	1,018
Unit-based compensation	1,987	1,793
Loss on asset sales	113	—
Pay-in-kind interest on promissory notes payable to Sponsors	—	5,426
Changes in operating assets and liabilities:
Accounts receivable	4,198	1,522
Due to/from affiliate	1,204	—
Other assets	(147)	(286)
Trade accounts payable	(563)	(5,250)
Change in deferred revenue	9,561	7,585
Ad valorem taxes payable	64	4,050
Accrued interest	6,509	(396)
Other current liabilities	51	2,224
Other noncurrrent liabilities	107	—
Net cash provided by operating activities	95,906	67,908
Cash flows from investing activities:
Capital expenditures	(62,317)	(60,647)
Proceeds from asset sales	585	—
Acquisition of Bison Midstream	(200,000)	—
Acquisition of Mountaineer Midstream	(210,000)	—
Net cash used in investing activities	(471,732)	(60,647)
Cash flows from financing activities:
Distributions to unitholders	(65,088)	—
Borrowings under revolving credit facility	360,000	213,000
Repayments under revolving credit facility	(294,180)	(15,770)
Issuance of senior notes	300,000	—
Contribution from SMP Holdings to Bison Midstream	2,229	—
Issuance of units in connection with the Mountaineer Acquisition	100,000	—
Repurchase of DFW Net Profits Interests	(11,957)	—
Deferred loan costs and initial public offering costs	(7,790)	(5,976)
Repayment of promissory notes payable to Sponsors	—	(209,230)
Net cash provided by (used in) financing activities	383,214	(17,976)
Net change in cash and cash equivalents	7,388	(10,715)
Cash and cash equivalents, beginning of period	7,895	15,462
Cash and cash equivalents, end of period	$15,283	$4,747
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Nine months ended September 30,
	2013	2012
	(In thousands)
Supplemental Schedule of Investing and Financing Activities:
Cash interest paid	$6,548	$6,274
Less: capitalized interest	2,808	2,191
Interest paid (net of capitalized interest)	$3,740	$4,083

Cash paid for income taxes	$660	$650

Supplemental Disclosures of Noncash Investing and Financing Activities:
Capital expenditures in trade accounts payable (period-end accruals)	$2,592	$3,682
Unit-based compensation	1,987	1,793
Issuance of units to partially fund the Bison Drop Down	48,914	—
Contribution of net assets from SMP Holdings in excess of consideration paid for Bison Midstream	56,535	—
Pay-in-kind interest on promissory notes payable to Sponsors	—	6,337
Deferred initial public offering costs in trade accounts payable	—	1,531
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
On June 21, 2013, Mountaineer Midstream Company, LLC ("Mountaineer Midstream"), a newly formed, wholly owned subsidiary of Summit Holdings, acquired certain natural gas gathering pipeline and compression assets in the Marcellus Shale Play in Doddridge County, West Virginia from an affiliate of MarkWest Energy Partners, L.P. ("MarkWest") (the "Mountaineer Acquisition").  For additional information, see Notes 5, 6 and 12.
Summit Investments is a Delaware limited liability company and the predecessor for accounting purposes (the "Predecessor") of SMLP. Summit Investments was formed and began operations in September 2009. Through August 2011, Summit Investments was wholly owned by Energy Capital Partners II, LLC and its parallel and co-investment funds (collectively, "Energy Capital Partners"). In August 2011, Energy Capital Partners sold an interest in Summit Investments to a subsidiary of GE Energy Financial Services, Inc. ("GE Energy Financial Services", and collectively with Energy Capital Partners, the "Sponsors"). In March 2013, Summit Investments contributed the ownership of its SMLP common and subordinated units along with its 2% general partner interest in SMLP to SMP Holdings in exchange for a continuing 100% interest in SMP Holdings. As of September 30, 2013, SMP Holdings held 14,691,397 SMLP common units, 24,409,850 SMLP subordinated units and 1,091,453 general partner units representing a 2% general partner interest in SMLP.
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

Business Operations. We provide natural gas gathering and compression services pursuant to long-term, primarily fee-based, natural gas gathering agreements with our customers. Our results are driven primarily by the volumes of natural gas that we gather and compress across our systems. We currently operate in the following unconventional resource basins:

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
Our operating subsidiaries are Grand River Gathering, DFW Midstream, Bison Midstream and Mountaineer Midstream. All of our operating subsidiaries are midstream energy companies focused on the development, construction and operation of natural gas gathering systems.
Basis of Presentation and Principles of Consolidation. We prepare our unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These principles are established by the Financial Accounting Standards Board. We make estimates and assumptions that affect the reported amounts of assets and liabilities at the balance sheet dates, including fair value measurements, the reported amounts of revenue and expense, and the disclosure of contingencies. Although management believes these estimates are reasonable, actual results could differ from its estimates.
For the purposes of the unaudited condensed consolidated financial statements, SMLP's results of operations reflect the Partnership's operations subsequent to the IPO and the results of the Predecessor for the period prior to the IPO. The unaudited condensed consolidated financial statements also reflect the results of operations of: (i) Bison Midstream since February 16, 2013 and (ii) Mountaineer Midstream since June 22, 2013. Because the Bison Drop Down was executed between entities under common control, SMLP recognized the acquisition of Bison Midstream at SMP Holdings' historical cost which reflected its fair value accounting for the acquisition of BTE. The excess of SMP Holdings' net investment in Bison Midstream over the purchase price paid by SMLP was recognized as an addition to partners' capital. Due to the common control aspect, the Bison Drop Down was accounted for by the Partnership on an “as if pooled” basis for all periods in which common control existed. See Notes 5, 6 and 12 for additional information. The unaudited condensed consolidated financial statements include the assets, liabilities, and results of operations of SMLP or the Predecessor and their respective wholly owned subsidiaries. All intercompany transactions among the consolidated entities have been eliminated. In our opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of the results of operations for the three and nine months ended September 30, 2013 and 2012.
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
We conduct our operations in the midstream sector with four operating segments. However, due to their similar characteristics and how we manage our business, we have aggregated these segments into one reportable operating segment for disclosure purposes. The assets of our reportable operating segment consist of natural gas gathering systems and related plant and equipment. Our operating segments reflect the way in which we internally report the financial information used to make decisions and allocate resources in connection with our operations.
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
A summary of the estimated fair value for financial instruments follows.

	September 30, 2013		December 31, 2012
	Carrying value	Estimated fair value (Level 2)	Carrying value	Estimated fair value (Level 2)
	(In thousands)
Revolving credit facility	$265,050	$265,050	$199,230	$199,230
Senior notes	300,000	308,500	—	—
The revolving credit facility’s carrying value on the balance sheet is its fair value due to its floating interest rate. The fair value for the senior notes is based on an average of nonbinding broker quotes as of September 30, 2013. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value of the senior notes.
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
Other Noncurrent Assets. Other noncurrent assets primarily consist of external costs incurred in connection with the issuance of our senior notes and the closing of our revolving credit facility and related amendments. We capitalize and then amortize these deferred loan costs over the life of the respective debt instrument. We recognize amortization of deferred loan costs in interest expense.
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

Many of our natural gas gathering agreements provide for a monthly or annual minimum volume commitment ("MVC") from certain of our customers. Under these monthly or annual MVCs, our customers agree to ship a minimum volume of natural gas on our gathering systems or to pay a minimum monetary amount over certain periods during the term of the MVC. A customer must make a shortfall payment to us at the end of the contract month or year, as applicable, if its actual throughput volumes are less than its MVC for that month or year. Certain customers are entitled to utilize shortfall payments to offset gathering fees in one or more subsequent periods to the extent that such customer's throughput volumes in subsequent periods exceed its MVC for that period. These contract provisions range from 12 months to eight years.
We record customer billings for obligations under their MVCs as deferred revenue when the customer has the right to utilize shortfall payments to offset gathering fees in subsequent periods. We recognize deferred revenue under these arrangements in revenue once all contingencies or potential performance obligations associated with the related volumes have either (i) been satisfied through the gathering of future excess volumes of natural gas, or (ii) expired (or lapsed) through the passage of time pursuant to the terms of the applicable natural gas gathering agreement. We classify deferred revenue as short term for arrangements where the expiration of a customer's right to utilize shortfall payments is twelve months or less. As of September 30, 2013, we have billed $24.1 million of deferred revenue relative to shortfall payments, of which $1.1 million was included in accounts receivable, attributable to arrangements that provide the customer the ability to offset gathering fees in the next one month to eight years to the extent that a customer's throughput volumes exceed its MVC.
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
We determine EPU by dividing the net income that is attributed, in accordance with the net income and loss allocation provisions of the partnership agreement, to the common and subordinated unitholders under the two-class method, after deducting the general partner's 2% interest in net income and any incentive distributions paid to the general partner, by the weighted-average number of common and subordinated units outstanding during the three and nine months ended September 30, 2013. Diluted earnings per limited partner unit reflects the potential dilution that could occur if securities or other agreements to issue common units, such as unit-based compensation, were exercised, settled or converted into common units. When it is determined that potential common units resulting from an award subject to performance or market conditions should be included in the diluted earnings per limited partner unit calculation, the impact is reflected by applying the treasury stock method.
Comprehensive Income. Comprehensive income is the same as net income for all periods presented.
Environmental Matters. We are subject to various federal, state and local laws and regulations relating to the protection of the environment. Although we believe that we are in material compliance with applicable environmental regulations, the risk of costs and liabilities are inherent in pipeline ownership and operation. Liabilities for loss contingencies, including environmental remediation costs, arising from claims, assessments, litigation, fines, and penalties and other sources are charged to expense when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. There are no such liabilities reflected in the accompanying financial statements at September 30, 2013 or December 31, 2012. However, we can provide no assurances that significant costs and liabilities will not be incurred by the Partnership in the future. We are currently not aware of any material contingent liabilities that exist with respect to environmental matters.
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

3. PROPERTY, PLANT, AND EQUIPMENT, NET
Details on property, plant, and equipment, net were as follows:

	Useful lives (In years)	September 30,	December 31,
		2013	2012
	(Dollars in thousands)
Gas gathering systems	30	$618,528	$427,449
Compressor stations and compression equipment	30	334,108	237,618
Construction in progress	n/a	50,381	45,919
Other	4-15	9,680	4,524
Total		1,012,697	715,510
Accumulated depreciation		(55,142)	(33,517)
Property, plant, and equipment, net		$957,555	$681,993
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
Construction in progress is depreciated consistent with its applicable asset class once it is placed in service. Depreciation expense related to property, plant, and equipment and capitalized interest were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands)
Depreciation expense	$8,429	$5,623	$21,625	$15,682
Capitalized interest	1,838	310	2,808	2,191

4. IDENTIFIABLE INTANGIBLE ASSETS, NONCURRENT LIABILITY AND GOODWILL
Identifiable Intangible Assets and Noncurrent Liability. Identifiable intangible assets and the noncurrent liability, which are subject to amortization, were as follows:

	September 30, 2013
	Useful lives (In years)	Gross carrying amount	Accumulated amortization	Net
	(Dollars in thousands)
Favorable gas gathering contracts	18.7	$24,195	$(5,847)	$18,348
Contract intangibles	16.8	429,575	(34,771)	394,804
Rights-of-way	28.3	55,773	(4,116)	51,657
Total amortizable intangible assets		$509,543	$(44,734)	$464,809

Unfavorable gas gathering contract	10.0	$10,962	$(4,358)	$6,604

	December 31, 2012
	Useful lives (In years)	Gross carrying amount	Accumulated amortization	Net
	(Dollars in thousands)
Favorable gas gathering contracts	18.7	$24,195	$(4,237)	$19,958
Contract intangibles	12.4	244,100	(14,504)	229,596
Rights-of-way	28.3	38,848	(2,862)	35,986
Total amortizable intangible assets		$307,143	$(21,603)	$285,540

Unfavorable gas gathering contract	10.0	$10,962	$(3,542)	$7,420
The increase in total amortizable intangible assets primarily reflects the recognition of gas gathering contracts and rights-of-way acquired in connection with the Bison Drop Down and the Mountaineer Acquisition.
We recognized amortization expense as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands)
Amortization expense – favorable gas gathering contracts	$511	$501	$1,610	$1,181
Amortization expense – contract intangibles	7,559	3,194	20,267	9,483
Amortization expense – rights-of-way	438	340	1,254	970
Amortization expense – unfavorable gas gathering contract	(247)	(341)	(816)	(1,206)
The estimated aggregate annual amortization of intangible assets and noncurrent liability expected to be recognized as of September 30, 2013 for the remainder of 2013 and each of the four succeeding fiscal years follows.

	Assets	Liabilities
	(In thousands)
2013	$8,801	$378
2014	36,949	1,549
2015	39,628	1,650
2016	39,754	1,571
2017	38,316	1,456
Goodwill. We recognized goodwill of $45.5 million in connection with the acquisition of Grand River Gathering in 2011 and allocated it to the Grand River Gathering reporting unit. We recognized goodwill of $54.2 million in connection with the Bison Drop Down in June 2013 and allocated it to the Bison Midstream reporting unit. The goodwill attributed to Bison Midstream represents its allocation of the goodwill that Summit Investments recognized in connection with its acquisition of BTE assets in February 2013. We preliminarily recognized goodwill of $18.1 million in connection with the Mountaineer Acquisition in June 2013 and allocated it to the Mountaineer Midstream reporting unit. Goodwill allocated to the Mountaineer Midstream reporting unit will be finalized in conjunction with the finalization of the acquisition accounting. See Notes 1 and 12 for additional information. A rollforward of the consolidated balance of goodwill for the nine months ended September 30, 2013 follows.

(In thousands)
Goodwill, beginning of period	$45,478
Goodwill recognized in connection with the Bison Drop Down	54,199
Goodwill preliminarily recognized in connection with the Mountaineer Acquisition	18,089
Goodwill, end of period	$117,766
We evaluate goodwill for impairment annually on September 30. We also evaluate goodwill whenever events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We performed our annual goodwill impairment testing as of September 30, 2013 using a combination of the income and market approaches and determined that the fair value of each of the reporting units exceeded their carrying value resulting in no goodwill impairment. There have been no impairments of goodwill.

5. LONG-TERM DEBT
Long-term debt consisted of the following:

	September 30,	December 31,
	2013	2012
	(In thousands)
Variable rate senior secured revolving credit facility (3.43% at September 30, 2013 and 2.98% at December 31, 2012) due November 2018	$265,050	$199,230
7.50% Senior unsecured notes due July 2021	300,000	—
Total long-term debt	$565,050	$199,230
Revolving Credit Facility. We have a senior secured revolving credit facility. In June 2013, we exercised the revolving credit facility's $50.0 million accordion provision and increased the total commitments thereunder from $550.0 million to $600.0 million. We also borrowed $200.0 million in connection with the Bison Drop Down and $110.0 million in connection with the Mountaineer Acquisition. See Notes 1, 6 and 12 for additional information. Also in June 2013, we used the proceeds from our senior notes offering to repay $294.2 million of our revolving credit facility. As of September 30, 2013, the outstanding balance of the revolving credit facility was $265.1 million.
The revolving credit facility is secured by the membership interests of Summit Holdings, DFW Midstream, Grand River Gathering, Bison Midstream and Mountaineer Midstream and substantially all of the assets of these entities. It is guaranteed by SMLP and all of its subsidiaries, except for Summit Midstream Finance Corp. ("Finance Corp.") and allows for revolving loans, letters of credit and swingline loans.
Borrowings under the revolving credit facility bear interest at the London Interbank Offered Rate ("LIBOR") plus an applicable margin or a base rate, as defined in the credit agreement. At September 30, 2013, the applicable margin under LIBOR borrowings was 3.25%, the interest rate was 3.43% and the unused portion of the revolving credit facility totaled $334.9 million (subject to a commitment fee of 0.50%).
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
As of September 30, 2013, we were in compliance with the covenants in the revolving credit facility. There were no defaults or events of default during the nine months ended September 30, 2013.
In November 2013, we closed on an amendment and restatement of the revolving credit facility which: (i) increases the borrowing capacity to $700.0 million, (ii) extends the maturity to November 2018, (iii) includes a $200.0 million accordion feature, (iv) reduces the leverage-based pricing grid by 0.75% to a new range of 1.75% to 2.75%, (v) changes the commitment fee to a leverage-based range of 0.30% to 0.50%, and (vi) adds Finance Corp. as a subsidiary guarantor.
Senior Notes. On June 17, 2013, Summit Holdings and its 100% owned finance subsidiary, Finance Corp. (together with Summit Holdings, the "Co-Issuers"), issued $300.0 million of 7.50% senior unsecured notes maturing July 1, 2021 (the "senior notes"). The senior notes were sold within the United States only to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), and outside the United States only to non-U.S. persons in reliance on Regulation S under the Securities Act. The senior notes have not been registered under the Securities Act or any state securities laws, and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws.
We will pay interest on the senior notes semi-annually in cash in arrears on January 1 and July 1 of each year, commencing January 1, 2014. The senior notes are senior, unsecured obligations and rank equally in right of payment with all of our existing and future senior obligations. The senior notes are effectively subordinated in right of payment to all of our secured indebtedness, to the extent of the collateral securing such indebtedness. We used the proceeds from the issuance of the senior notes to repay a portion of the balance outstanding under our revolving credit facility. Debt issuance costs of $7.3 million, recognized in other noncurrent assets, are being amortized over the life of the senior notes.
SMLP and all of its subsidiaries other than the Co-Issuers (the "Guarantors") have fully and unconditionally and jointly and severally guaranteed the senior notes. SMLP has no independent assets or operations. Summit Holdings has no assets or operations other than its ownership of its wholly owned subsidiaries and activities associated with its borrowings under the revolving credit facility and the senior notes. Finance Corp. has no independent assets or operations and was formed for the sole purpose of being a co-issuer of certain of Summit Holdings' indebtedness, including the senior notes. There are no significant restrictions on the ability of SMLP or Summit Holdings to obtain funds from its subsidiaries by dividend or loan.
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
There were no defaults or events of default during the period from issuance through September 30, 2013.

6. PARTNERS' CAPITAL AND MEMBERSHIP INTERESTS
Partners' Capital
SMLP was formed in May 2012. Prior to the closing of its IPO on October 3, 2012, SMLP had no outstanding common or subordinated units or operations. A rollforward of the number of common limited partner, subordinated limited partner and general partner units from December 31, 2012 to September 30, 2013 follows.

	Common	Subordinated	General partner	Total
Units, beginning of period	24,412,427	24,409,850	996,320	49,818,597
Units issued to SMP Holdings in connection with the Bison Drop Down	1,553,849	—	31,711	1,585,560
Units issued to SMP Holdings in connection with the Mountaineer Acquisition	3,107,698	—	63,422	3,171,120
Units issued	1,473	—	—	1,473
Units, end of period	29,075,447	24,409,850	1,091,453	54,576,750
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
Mountaineer Acquisition. On June 4, 2013, SMLP executed definitive agreements with MarkWest to acquire the Mountaineer Midstream system. On June 21, 2013, prior to closing the Mountaineer Acquisition and in accordance with the definitive agreements with MarkWest (the "MarkWest Agreement"), Mountaineer Midstream acquired all of the Mountaineer Gathering system assets. The total acquisition purchase price of $210.0 million was funded with $110.0 million of borrowings under SMLP’s revolving credit facility and the issuance of $100.0 million of SMLP common units and general partner interests to SMP Holdings and the general partner for cash. The allocation and valuation of units issued to SMP Holdings and the general partner to partially fund the Mountaineer Acquisition follow.

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

Details of cash distributions declared during 2013 follow.

Attributable to the quarter ended	Payment date	Per-unit distribution	Cash paid (or payable) to common unitholders	Cash paid (or payable) to subordinated unitholders	Cash paid (or payable) to general partner	Total distribution
		(Dollars in thousands, except per-unit amounts)
December 31, 2012	February 14, 2013	$0.4100	$10,009	$10,008	$408	$20,425
March 31, 2013	May 15, 2013	0.4200	10,253	10,252	418	20,923
June 30, 2013	August 14, 2013	0.4350	12,647	10,618	475	23,740
September 30, 2013	November 14, 2013	0.4600	13,377	11,229	502	25,108
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
In April 2013, we repurchased the outstanding net profits interests in DFW Midstream. See Note 8 for additional information.

7. EARNINGS PER UNIT
The following table presents details on EPU.

	Three months ended September 30, 2013	Nine months ended September 30, 2013
	(Dollars in thousands, except per-unit amounts)
Net income	$6,691	$27,291
Less: net income attributable to SMP Holdings	—	52
Net income attributable to partners	6,691	27,239
Less: net income attributable to general partner	134	545
Net income attributable to limited partners	$6,557	$26,694

Net income attributable to common units	$3,567	$14,899

Weighted-average common units outstanding – basic	29,074,743	26,234,042
Earnings per common unit – basic	$0.12	$0.57

Weighted-average common units outstanding – diluted	29,227,041	26,352,234
Earnings per common unit – diluted	$0.12	$0.57

Net income attributable to subordinated units	$2,990	$11,795

Weighted-average subordinated units outstanding – basic and diluted	24,409,850	24,409,850
Earnings per subordinated unit – basic and diluted	$0.12	$0.48
The effect of nonvested phantom units and nonvested restricted units on the weighted-average number of units used to calculate diluted earnings per common limited partner unit was 152,298 units for the three months ended September 30, 2013 and 118,192 units for the nine months ended September 30, 2013. There were no units excluded from diluted earnings per unit as we do not have any anti-dilutive units for the three and nine months ended September 30, 2013. See Note 8 for additional information.

8. UNIT-BASED COMPENSATION
Long-Term Incentive Plan. The Long-Term Incentive Plan (the "LTIP") provides for equity awards to eligible officers, employees, consultants and directors of our general partner and its affiliates, thereby linking the recipients' compensation directly to SMLP’s performance. The LTIP is administered by our general partner's board of directors, though such administration function may be delegated to a committee appointed by the board. A total of 5.0 million common units was reserved for issuance pursuant to and in accordance with the LTIP. As of September 30, 2013, approximately 4.7 million common units remained available for future issuance.
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

The following table presents phantom and restricted unit activity:

	Units	Weighted-average grant date fair value
Nonvested phantom and restricted units, January 1, 2013	131,558	$20.00
Phantom units granted	155,330	$26.33
Restricted units granted	835	$27.50
Phantom units forfeited	(4,041)	$25.99
Nonvested phantom and restricted units, September 30, 2013	283,682	$23.41
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
Upon vesting, management intends to settle all phantom unit awards with common units. As of September 30, 2013, the unrecognized unit-based compensation related to the LTIP was $4.4 million. Incremental unit-based compensation will be recorded over the remaining vesting period of 2.92 years. Due to the limited and immaterial forfeiture history associated with the grants under the LTIP, no forfeitures were assumed in the determination of estimated compensation expense.
Unit-based compensation recognized in general and administrative expense related to awards under the LTIP was as follows:

	Three months ended September 30, 2013	Nine months ended September 30, 2013
	(In thousands)
SMLP unit-based compensation	$829	$1,970
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
We recognized unit-based compensation ratably over the respective award's vesting period. Unit-based compensation recognized in general and administrative expense related to the DFW Net Profits Interests was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands)
Class B membership interest unit-based compensation	$—	$75	$17	$874
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
Counterparties accounting for more than 10% of total revenues were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenue:
Counterparty A	17%	29%	19%	19%
Counterparty B	16%	29%	18%	27%
Counterparty C	10%	—%	9%	—%
Counterparty D	10%	—%	9%	—%
Counterparty E	*	13%	*	14%
__________
* Less than 10%
Counterparties accounting for more than 10% of total accounts receivable were as follows:

	September 30,	December 31,
	2013	2012
Accounts receivable:
Counterparty A	23%	24%
Counterparty B	21%	38%
Counterparty C	*	—%
Counterparty D	*	—%
Counterparty E	*	*
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

The payable to our general partner for expenses that were paid on our behalf and the receivable from the general partner for expenses that we paid that were not allocated to the Partnership were as follows:

	September 30,	December 31,
	2013	2012
	(In thousands)
Due to affiliate	$430	$—
Due from affiliate	—	774
Expenses incurred and allocated to us by the general partner under our partnership agreement were as follows:

	Three months ended September 30, 2013	Nine months ended September 30, 2013
	(In thousands)
General and administrative expense allocation	$794	$2,600
Electricity Management Services Agreement. We entered into a consulting arrangement with EquiPower Resources Corp. to assist with managing DFW Midstream's electricity price risk. EquiPower Resources Corp. is an affiliate of Energy Capital Partners. Amounts paid for such services were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands)
Payments for electricity management consulting services	$54	$56	$163	$144

11. COMMITMENTS AND CONTINGENCIES
Operating Leases. We lease various office space to support our operations and have determined that our leases are operating leases. Total rent expense related to operating leases, which is recognized in general and administrative expenses, was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands)
Total rent expense	$312	$189	$819	$504
Legal Proceedings. The Partnership is involved in various litigation and administrative proceedings arising in the normal course of business. In the opinion of management, any liabilities that may result from these claims would not individually or in the aggregate have a material adverse effect on its financial position or results of operations.
In August 2012, four former DFW Midstream employees (the "Plaintiffs") who, by virtue of their Class B membership in DFW Midstream Management LLC ("DFW Management"), filed a claim in the Court of Chancery of the State of Delaware against Summit Investments, Summit Holdings, DFW Midstream and DFW Management (collectively, the "Defendants") seeking dissolution and wind-up of DFW Midstream and DFW Management or, in the alternative, a repurchase of the Plaintiffs' net profits interests and other unspecified monetary damages. In September 2012, the Defendants filed a motion to dismiss all of Plaintiffs’ claims in this matter.  The court heard oral arguments on the motion to dismiss in December 2012, and Defendants' motion to dismiss was granted in March 2013. In April 2013, the Plaintiffs voluntarily dismissed their appeal.

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
The fair values of the assets acquired and liabilities assumed as of February 15, 2013, were as follows:

	(In thousands)
Purchase price assigned to Bison Gas Gathering system		$303,168
Current assets	$5,705
Property, plant, and equipment	85,477
Intangible assets	164,502
Other noncurrent assets	2,187
Total assets acquired	257,871
Current liabilities	6,112
Other noncurrent liabilities	2,790
Total liabilities assumed	$8,902
Net identifiable assets acquired		248,969
Goodwill		$54,199
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

As noted above, SMLP's acquisition of the Bison Gas Gathering system was a transaction between commonly controlled entities which required that SMLP account for the acquisition in a manner similar to a pooling of interests. As a result, the historical financial statements of the Partnership and the Bison Gas Gathering system have been combined to reflect the historical operations, financial position and cash flows from the date common control began in February 2013. Revenues and net income for the previously separate entities and the combined amounts for the nine months ended September 30, 2013, as presented in these unaudited condensed consolidated financial statements follow.

Nine months ended September 30, 2013
(In thousands)
SMLP revenues	$155,894
Bison Gas Gathering system revenues	17,614
Combined revenues	$173,508

SMLP net income	$27,239
Bison Gas Gathering system net income	52
Combined net income	$27,291
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
The Mountaineer Acquisition was funded with $110.0 million of borrowings under the Partnership's revolving credit agreement and the issuance of $100.0 million of common and general partner interests to SMP Holdings. For the three months ended September 30, 2013, SMLP recorded $4.3 million of revenue and $1.3 million of net income related to Mountaineer Midstream. For the nine months ended September 30, 2013, SMLP recorded $4.7 million of revenue and $1.6 million of net income related to Mountaineer Midstream.
SMLP is accounting for the Mountaineer Acquisition under the acquisition method of accounting and is currently in the process of determining the assets acquired and the liabilities assumed. As of June 30, 2013, we preliminarily assigned the full $210.0 million purchase price to property plant and equipment. During the third quarter of 2013, we received additional information and, as a result, preliminarily assigned $158.3 million of the purchase price to property, plant and equipment, $27.1 million to contract intangibles, $6.5 million to rights-of-way and $18.1 million to goodwill. We have not completed the final purchase price allocation as of September 30, 2013, because we are waiting to receive additional information from MarkWest related to closing balance sheet and working capital adjustments and the finalization of the fair value estimates of the acquired assets and liabilities.
See Notes 1, 5 and 6 for additional information.

Unaudited Pro Forma Financial Information. The following unaudited pro forma financial information assumes that the acquisitions of Bison Midstream and Mountaineer Midstream occurred on January 1, 2012. The pro forma results for Bison Midstream were derived from revenues and net income in 2013 and 2012. The pro forma results for Mountaineer Midstream were derived from revenues and net income in 2013. Mountaineer Midstream was not operational until November 2012. The pro forma adjustments also reflect the impact of $310.0 million of incremental borrowings on our revolving credit facility and incremental depreciation and amortization expense associated with the acquired property, plant and equipment and contract intangibles as a result of the application of fair value accounting. Pro forma net income for the nine months ended September 30, 2013 has been adjusted to remove the impact of $2.5 million of nonrecurring transaction costs incurred during the nine months ended September 30, 2013.

	Three months ended September 30, 2012	Nine months ended September 30,
		2013	2012
	(In thousands, except per-unit amounts)
Total Bison Midstream and Mountaineer Midstream revenues included in consolidated revenues	$—	$44,176	$—
Total Bison Midstream and Mountaineer Midstream net income included in consolidated net income	—	911	—

Pro forma total revenues	$50,731	$185,659	$141,372
Pro forma net income	6,014	24,316	16,549

Pro forma common EPU - basic and diluted		$0.44
Pro forma subordinated EPU - basic and diluted		0.44
The unaudited pro forma financial information presented above is not necessarily indicative of what our financial position or results of operations would have been if the acquisitions of Bison Midstream and Mountaineer Midstream had occurred on January 1, 2012, or what SMLP’s financial position or results of operations will be for any future periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to inform the reader about matters affecting the financial condition and results of operations of SMLP and its subsidiaries for the period since December 31, 2012. As a result, the following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this report and the MD&A and the audited consolidated financial statements and related notes that are included in our 2012 Annual Report on Form 10-K (the "2012 Annual Report"). Among other things, those financial statements and the related notes include more detailed information regarding the basis of presentation for the following information. This discussion contains forward-looking statements that constitute our plans, estimates and beliefs. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to, those discussed in "Risk Factors" in Item 1A. Risk Factors of this quarterly report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements.

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
We generate a substantial majority of our revenue under long-term, primarily fee-based natural gas gathering agreements. Substantially all of our gas gathering agreements are underpinned by areas of mutual interest and MVCs. Our areas of mutual interest cover approximately 1,013,800 acres in the aggregate, have original terms that range from five years to 25 years, and provide that any natural gas producing wells drilled by our customers within the areas of mutual interest will be shipped on our gathering systems. The MVCs, which totaled 3.2 Tcf at September 30, 2013 and average approximately 881 MMcf/d through 2020, are designed to ensure that we will generate a certain amount of revenue from each customer over the life of the respective gas gathering agreement, whether by collecting gathering fees on actual throughput or from cash payments to cover any minimum volume commitment shortfall. Our minimum volume commitments have remaining terms that range from three to 13 years and, as of September 30, 2013, had a weighted-average remaining life of 10.1 years, assuming minimum throughput volumes for the remainder of the term. The fee-based nature of these agreements enhances the stability of our cash flows by limiting our direct commodity price exposure. For additional information, see the Our Operations section included in the 2012 Annual Report.

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
The majority of the compressors on our DFW Midstream system are electric driven and power costs are directly correlated to the run-time of these compressors, which depends directly on the volume of natural gas gathered. As part of our contracts with our DFW Midstream system customers, we physically retain a percentage of throughput volumes that we subsequently sell to offset the power costs we incur. In addition, we pass along the fees associated with costs we incur on behalf of certain DFW Midstream system customers to deliver pipeline quality natural gas to third-party pipelines. With respect to the Grand River, Bison Midstream and Mountaineer Midstream systems, we either (i) consume physical gas on the system to operate our gas-fired compressors or (ii) charge our customers for the power costs we incur to operate our electric-drive compressors.
EBITDA, Adjusted EBITDA and Distributable Cash Flow
We define EBITDA as net income, plus interest expense, income tax expense, and depreciation and amortization expense, less interest income and income tax benefit. We define adjusted EBITDA as EBITDA plus unit-based compensation, adjustments related to MVC shortfall payments and loss on asset sales, less gain on asset sales. We define distributable cash flow as adjusted EBITDA plus cash interest income, less cash paid for interest expense and income taxes and maintenance capital expenditures.
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
In addition, adjusted EBITDA is used to assess:

•
the financial performance of our assets without regard to the impact of the timing of minimum volume commitments shortfall payments under our gas gathering agreements, the impact of unit-based compensation or the timing of gain or loss on asset sales.

Distributable cash flow is used to assess:

•	the ability of our assets to generate cash sufficient to support our indebtedness and make future cash distributions to our unitholders; and

•	the attractiveness of capital projects and acquisitions and the overall rates of return on alternative investment opportunities.

Results of Operations
The following table presents certain consolidated and other financial and operating data for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Revenues:
Gathering services and other fees	$45,968	$37,903	$127,098	$106,550
Natural gas, NGLs and condensate sales and other	17,392	3,232	47,204	10,290
Amortization of favorable and unfavorable contracts (1)	(264)	(160)	(794)	25
Total revenues	63,096	40,975	173,508	116,865
Costs and expenses:
Operation and maintenance	15,918	14,460	45,467	37,177
Cost of natural gas and NGLs	10,464	—	24,328	—
General and administrative	6,248	5,179	18,198	15,977
Transaction costs	123	1,739	2,549	1,972
Depreciation and amortization	16,426	9,156	43,146	26,135
Total costs and expenses	49,179	30,534	133,688	81,261
Other (expense) income	(112)	2	(110)	8
Interest expense	(6,937)	(2,827)	(11,840)	(5,573)
Affiliated interest expense	—	(13)	—	(5,426)
Income before income taxes	6,868	7,603	27,870	24,613
Income tax expense	(177)	(207)	(579)	(501)
Net income	$6,691	$7,396	$27,291	$24,112

Other Financial Data (2):
EBITDA (3)	$30,494	$19,757	$83,647	$61,714
Adjusted EBITDA (3)	39,103	23,124	106,458	74,668
Capital expenditures (4)	20,718	36,284	62,317	60,647
Acquisition capital expenditures (5)	—	—	458,914	—
Distributable cash flow (4)	27,919	18,579	83,411	63,832

Operating Data:
Miles of pipeline (end of period)	790	392	790	392
Aggregate average throughput (MMcf/d)	1,022	958	964	928
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
(4) In the fourth quarter of 2012, we began tracking maintenance capital expenditures for the purposes of calculating distributable cash flow. Prior to the fourth quarter of 2012, we did not distinguish between maintenance and expansion capital expenditures. For the three and nine months ended September 30, 2012, the calculation of distributable cash flow includes an estimate for the portion of total capital expenditures that were maintenance capital expenditures.
(5) Reflects cash paid and value of units issued to fund acquisitions.
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

•
Our June 2013 acquisitions. The unaudited condensed consolidated financial statements reflect the results of operations of: (i) Bison Midstream since February 16, 2013 and (ii) Mountaineer Midstream since June 22, 2013. For additional information, see Notes 1, 5, 6 and 12 to the unaudited condensed consolidated financial statements; and

•
Our IPO, which was completed on October 3, 2012. We anticipate incurring approximately $2.5 million (annualized) of general and administrative expenses attributable to operating as a publicly traded partnership. These incremental general and administrative expenses are not reflected in our results of operations prior to the IPO.

Three Months Ended September 30, 2013 Compared with the Three Months Ended September 30, 2012
The following table presents certain consolidated and other financial and operating data.

	Three months ended September 30,		Change
	2013	2012	$	%
	(Dollars in thousands)
Statement of Operations Data:
Revenues:
Gathering services and other fees	$45,968	$37,903	$8,065	21%
Natural gas, NGLs and condensate sales and other	17,392	3,232	14,160	438%
Amortization of favorable and unfavorable contracts (1)	(264)	(160)	(104)	65%
Total revenues	63,096	40,975	22,121	54%
Costs and expenses:
Operation and maintenance	15,918	14,460	1,458	10%
Cost of natural gas and NGLs	10,464	—	10,464	—
General and administrative	6,248	5,179	1,069	21%
Transaction costs	123	1,739	(1,616)	(93)%
Depreciation and amortization	16,426	9,156	7,270	79%
Total costs and expenses	49,179	30,534	18,645	61%
Other (expense) income	(112)	2	(114)	—
Interest expense	(6,937)	(2,827)	(4,110)	145%
Affiliated interest expense	—	(13)	13	—
Income before income taxes	6,868	7,603	(735)	(10)%
Income tax expense	(177)	(207)	30	(14)%
Net income	$6,691	$7,396	$(705)	(10)%

Other Financial Data (2):
EBITDA (3)	$30,494	$19,757	$10,737	54%
Adjusted EBITDA (3)	39,103	23,124	15,979	69%
Capital expenditures (4)	20,718	36,284	(15,566)	(43)%
Distributable cash flow (4)	27,919	18,579	9,340	50%

Operating Data:
Miles of pipeline (end of period)	790	392	398	102%
Aggregate average throughput (MMcf/d)	1,022	958	64	7%
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
(4) In the fourth quarter of 2012, we began tracking maintenance capital expenditures for the purposes of calculating distributable cash flow. Prior to the fourth quarter of 2012, we did not distinguish between maintenance and expansion capital expenditures. For the three months ended September 30, 2012, the calculation of distributable cash flow includes an estimate for the portion of total capital expenditures that were maintenance capital expenditures.

Volume. Our revenues are primarily attributable to the volume of natural gas that we gather and compress and the rates we charge for those services. Throughput volumes increased to an average of 1,022 MMcf/d for the three months ended September 30, 2013, compared with an average of 958 MMcf/d in the prior-year period. The increase in volume throughput largely reflects the contribution from Bison Midstream and Mountaineer Midstream, partially offset by volume declines on the Grand River system. Operating data by system as of or for the three months ended September 30 follows:

	Grand River		DFW Midstream		Bison Midstream		Mountaineer Midstream
	2013	2012	2013	2012	2013	2012	2013	2012
Miles of pipeline (end of period)	301	282	119	110	330	*	41	*
Aggregate average throughput (for the quarter-to-date period)(MMcf/d)	489	578	381	380	17	*	135	*
__________
* Gathering system was not an asset of SMLP during this period.
Grand River system volume throughput declined in the third quarter of 2013 primarily due to lower drilling activity and the natural decline of previously drilled Mancos/Niobrara wells in the Orchard Field. Our gas gathering agreements for the Grand River system include MVCs that, in the aggregate, increase over the next several years. As a result, the lower volume throughput for the Grand River system during the third quarter of 2013 primarily translated into larger MVC shortfall payments.
Volume throughput for the DFW Midstream system was flat due to multiple customers temporarily shutting-in several large pad sites during the quarter to drill and/or complete new wells. While this activity is beneficial over the long term, it can create volume and cash flow volatility.
Bison Midstream volume throughput during the third quarter of 2013 was impacted by temporary operational interruptions across the system due to increased levels of produced water in the pipelines. These operational issues, which are being remediated, are expected to be resolved in the near term. Third quarter 2013 volume throughput was also impacted by temporary interruptions which occurred throughout the quarter as we continued to install new compression assets designed to increase throughput capacity on the Bison Midstream system.
Volume throughput for the Mountaineer Midstream system in the third quarter of 2013 was impacted by temporary processing capacity curtailments resulting from a line break on one of MarkWest’s NGL pipelines which forced Mountaineer Midstream to curtail its natural gas deliveries to MarkWest's processing plant beginning in August 2013. The affected NGL pipeline was returned to service mid-October 2013 and had returned to pre-curtailment levels by November 2013.
Revenues. Total revenues increased for the three months ended September 30, 2013, largely as a result of Bison Midstream's contribution to natural gas, NGLs and condensate sales and other, Mountaineer Midstream's contribution to gathering services and other fees and DFW Midstream's overall contribution. Total revenues for the three months ended September 30, 2013 included a $16.4 million contribution from Bison Midstream and a $4.3 million contribution from Mountaineer Midstream.
Gathering services and other fees increased during the three months ended September 30, 2013, primarily as a result of a $4.4 million contribution from Bison Midstream and a $4.3 million contribution from Mountaineer Midstream. The aggregate average throughput rate for the three months ended September 30, 2013 was approximately $0.47 per Mcf, compared with approximately $0.40 per Mcf for the three months ended September 30, 2012. The period-over-period increase was largely driven by the proportionate contribution of throughput volumes from our DFW Midstream system which has a higher average gathering fee per Mcf. Additionally, the period-over-period increase in aggregate average throughput rate also benefited from gas gathering agreement provisions which increased the average gas gathering fee per Mcf on our Grand River system beginning in January 2013. These contractual provisions helped partially offset the financial impact of the volume decreases on the Grand River system. The impact of Bison Midstream's higher rates were largely offset by the lower average gathering fee per Mcf received on the Mountaineer Midstream system.
The increase in natural gas, NGLs and condensate sales and other primarily reflects a $12.0 million contribution from Bison Midstream as well as a $2.0 million increase on our DFW Midstream system as a result of an increase in the prices we were able to obtain for natural gas sales.

Operation and Maintenance Expense. Operation and maintenance expense increased during the three months ended September 30, 2013, largely reflecting contributions from the Bison Midstream and Mountaineer Midstream systems, an increase in operation and maintenance expense for the DFW Midstream system and a decline in operation and maintenance expense on the Grand River system. Of the $1.5 million increase during the three months ended September 30, 2013, Bison Midstream accounted for $1.4 million and Mountaineer Midstream accounted for $1.2 million. The increase in operation and maintenance expense also reflects $0.6 million of higher power-related costs for DFW Midstream and a $0.3 million increase in carbon dioxide expenses for DFW Midstream. The increase in operation and maintenance expense was partially offset by the impact of a net $1.2 million decline in compressor lease and contract maintenance expenses primarily as a result of our purchase of previously leased compression assets in the first quarter of 2013 and a $0.9 million net decrease in property tax expenses due to a change in our estimate for property tax expenses in the third quarter of 2012.
Cost of Natural Gas and NGLs. Cost of natural gas and NGLs represents the expenses associated with the percent-of-proceeds arrangements under which Bison Midstream sells natural gas purchased from our customers.
General and Administrative Expense. General and administrative expense increased during the three months ended September 30, 2013, largely as a result of the expenses recognized for the Bison Midstream and Mountaineer Midstream systems. Of the total increase in general and administrative expense, Bison Midstream system accounted for $0.7 million and Mountaineer Midstream accounted for $0.4 million. General and administrative expense also reflects an increase in salaries, benefits and incentive compensation largely as a result of an increase in headcount.
Transaction Costs. Transaction costs of $1.7 million in the prior-year period largely reflect costs associated with Summit Investments' acquisition of the Red Rock Gathering system. Red Rock was not contributed to SMLP and is not an asset of SMLP.
Depreciation and Amortization Expense. Depreciation and amortization expense increased during the three months ended September 30, 2013 largely due to recognizing depreciation and amortization from the Bison Midstream and Mountaineer Midstream systems. Of the increase in depreciation and amortization for the three months ended September 30, 2013, Bison Midstream accounted for $4.7 million and Mountaineer Midstream accounted for $1.5 million. An increase in contract amortization for the Grand River system and assets placed into service in connection with the development of the DFW Midstream and Grand River systems also contributed to the increase.
Interest Expense and Affiliated Interest Expense. Interest expense increased during the three months ended September 30, 2013, primarily as a result of our issuance of $300.0 million of 7.50% senior notes in June 2013. The increase in interest expense due to the senior notes was partially offset by the impact of a lower balance on our revolving credit facility in the third quarter of 2013 when compared with the third quarter of 2012.

Nine Months Ended September 30, 2013 Compared with the Nine Months Ended September 30, 2012
The following table presents certain consolidated and other financial and operating data.

	Nine months ended September 30,		Change
	2013	2012	$	%
	(Dollars in thousands)
Statement of Operations Data:
Revenues:
Gathering services and other fees	$127,098	$106,550	$20,548	19%
Natural gas, NGLs and condensate sales and other	47,204	10,290	36,914	359%
Amortization of favorable and unfavorable contracts (1)	(794)	25	(819)	—
Total revenues	173,508	116,865	56,643	48%
Costs and expenses:
Operation and maintenance	45,467	37,177	8,290	22%
Cost of natural gas and NGLs	24,328	—	24,328	—
General and administrative	18,198	15,977	2,221	14%
Transaction costs	2,549	1,972	577	29%
Depreciation and amortization	43,146	26,135	17,011	65%
Total costs and expenses	133,688	81,261	52,427	65%
Other (expense) income	(110)	8	(118)	—
Interest expense	(11,840)	(5,573)	(6,267)	112%
Affiliated interest expense	—	(5,426)	5,426	(100)%
Income before income taxes	27,870	24,613	3,257	13%
Income tax expense	(579)	(501)	(78)	16%
Net income	$27,291	$24,112	$3,179	13%

Other Financial Data (2):
EBITDA (3)	$83,647	$61,714	$21,933	36%
Adjusted EBITDA (3)	106,458	74,668	31,790	43%
Capital expenditures (4)	62,317	60,647	1,670	3%
Acquisition capital expenditures (5)	458,914	—	458,914	—
Distributable cash flow (4)	83,411	63,832	19,579	31%

Operating Data:
Miles of pipeline (end of period)	790	392	398	102%
Aggregate average throughput (MMcf/d)	964	928	36	4%
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
(4) In the fourth quarter of 2012, we began tracking maintenance capital expenditures for the purposes of calculating distributable cash flow. Prior to the fourth quarter of 2012, we did not distinguish between maintenance and expansion capital expenditures. For the nine months ended September 30, 2012, the calculation of distributable cash flow includes an estimate for the portion of total capital expenditures that were maintenance capital expenditures.

(5) Reflects cash paid and value of units issued to fund acquisitions.
Volume. Our revenues are primarily attributable to the volume of natural gas that we gather and compress and the rates we charge for those services. Throughput volumes increased to an average of 964 MMcf/d for the nine months ended September 30, 2013, compared with an average of 928 MMcf/d in the prior-year period. The increase in volume throughput largely reflects the combined effect of contributions from Bison Midstream and Mountaineer Midstream and a production curtailment by one of our largest producer customers on the DFW Midstream system in the first and second quarters of 2012, partially offset by the volume throughput declines on the Grand River system. Operating data by system as of or for the nine months ended September 30 follows.

	Grand River		DFW Midstream		Bison Midstream		Mountaineer Midstream
	2013	2012	2013	2012	2013	2012	2013	2012
Miles of pipeline (end of period)	301	282	119	110	330	*	41	*
Aggregate average throughput (for the year-to-date period)(MMcf/d)	502	585	398	344	14	*	50	*
__________
* Gathering system was not an asset of SMLP during this period.
Grand River system volume throughput declined in the first nine months of 2013 primarily due to lower drilling activity and the natural decline of previously drilled Mancos/Niobrara wells in the Orchard Field. Our gas gathering agreements for the Grand River system include MVCs that, in the aggregate, increase over the next several years. As a result, the lower volume throughput for the Grand River system during the first nine months of 2013 primarily translated into larger MVC shortfall payments.
The increase in DFW Midstream system volume throughput was primarily due to the prior-year impact of the production curtailment noted above. Volume throughput for the nine months ended September 30, 2013 also benefited from the continued development of the DFW Midstream system, most notably our January 2013 commissioning of a compressor which increased system throughput capacity from 410 MMcf/d to 450 MMcf/d. Volume throughput for the DFW Midstream system for the nine month period ended September 30, 2013 was also impacted by multiple customers temporarily shutting-in several large pad sites during the third quarter to drill and/or complete new wells.
Bison Midstream volume throughput during the nine months ended September 30, 2013, was impacted by temporary operational interruptions across the system due to increased levels of produced water in the pipelines during the third quarter of 2013. These operational issues, which are being remediated, are expected to be resolved during the fourth quarter of 2013. Volume throughput was also impacted by temporary interruptions which occurred throughout the second and third quarters of 2013 as we continued to install new compression assets designed to increase throughput capacity on the Bison Midstream system.
Volume throughput for the Mountaineer Midstream system since our acquisition in late June 2013 was impacted by temporary processing capacity curtailments resulting from a line break on one of MarkWest’s NGL pipelines which forced Mountaineer Midstream to curtail its natural gas deliveries to MarkWest's processing plant beginning in August 2013. The affected NGL pipeline was returned to service mid-October 2013 and had returned to pre-curtailment levels by November 2013.
Revenues. Total revenues increased for the nine months ended September 30, 2013, largely due to the revenue from the Bison Midstream system and an increase in revenues for the DFW Midstream system. Mountaineer Midstream also contributed to the increase in total revenues. Total revenues for the nine months ended September 30, 2013 included a $39.5 million contribution from Bison Midstream and a $4.7 million contribution from Mountaineer Midstream.
The increase in gathering services and other fees during the nine months ended September 30, 2013, was largely driven by increased throughput volumes on the DFW Midstream system and our acquisitions of the Bison Midstream and Mountaineer Midstream systems. Gathering services and other fees for the nine months ended September 30, 2013 included a $9.7 million contribution from Bison Midstream and a $4.7 million contribution from Mountaineer Midstream. The aggregate average throughput rate for the nine months ended September 30, 2013 was approximately $0.47 per Mcf, compared with approximately $0.39 per Mcf for the nine months ended September 30, 2012. The period-over-period increase was largely driven by the proportionate contribution of throughput volumes from our DFW Midstream system which has a higher average gathering fee per Mcf.

Additionally, the period-over-period increase in aggregate average throughput rate benefited from gas gathering agreement provisions which increased the average gas gathering fee per Mcf on our Grand River system beginning in January 2013. These contractual provisions helped offset the financial impact of the volume decreases on the Grand River system. The impact of Bison Midstream's higher rates were largely offset by the lower average gathering fee per Mcf received on the Mountaineer Midstream system.
The increase in natural gas, NGLs and condensate sales and other for the nine months ended September 30, 2013, was primarily a result of the contribution from the Bison Midstream system, higher throughput volumes and the associated retainage on our DFW Midstream system, and an increase in the prices we were able to obtain for natural gas sales. Bison Midstream accounted for $29.8 million of the total increase in natural gas, NGLs and condensate sales and other for the nine months ended September 30, 2013. During that same period, natural gas, NGLs and condensate sales and other also benefited $0.7 million from condensate sales on our Grand River system.
Operation and Maintenance Expense. Operation and maintenance expense increased during the nine months ended September 30, 2013, largely as a result of increased expenses on the DFW Midstream system as well as expenses associated with the Bison Midstream and Mountaineer Midstream systems. The increase in expenses for the nine months ended September 30, 2013, reflects $4.2 million of higher power-related costs for DFW Midstream, a $1.3 million increase in carbon dioxide expenses for DFW Midstream, and a $0.9 million increase in field employee costs for the DFW Midstream and Grand River systems. Of the total increase in operation and maintenance expense for the nine months ended September 30, 2013, Bison Midstream accounted for $2.9 million and Mountaineer Midstream accounted for $1.3 million. The increase in operation and maintenance expense was partially offset by the impact of a $2.9 million decline in compressor lease and contract maintenance expenses primarily as a result of our purchase of previously leased compression assets in the first quarter of 2013.
Cost of Natural Gas and NGLs. Cost of natural gas and NGLs represents the expenses associated with the percent-of-proceeds arrangements under which Bison Midstream sells natural gas purchased from our customers.
General and Administrative Expense. General and administrative expense increased during the nine months ended September 30, 2013, primarily due to an increase in salaries, benefits and incentive compensation primarily as a result of increased head count. The Bison Midstream system accounted for $1.5 million and the Mountaineer Midstream system accounted for $0.4 million of general and administrative expense for the nine months ended September 30, 2013.
Transaction Costs. Transaction costs were $2.5 million for the nine months ended September 30, 2013, of which $0.7 million related to the acquisition of the Bison Midstream system and $1.8 million related to the acquisition of the Mountaineer Midstream system. Transaction costs of $2.0 million in the prior-year period largely reflect costs associated with Summit Investments' acquisition of the Red Rock Gathering system. Red Rock Gathering was not contributed to SMLP and is not an asset of SMLP.
Depreciation and Amortization Expense. Depreciation and amortization expense increased during the nine months ended September 30, 2013 largely due to recognizing depreciation and amortization from the Bison Midstream system. An increase in contract amortization for the Grand River system and assets placed into service in connection with the development of the DFW Midstream and Grand River systems also contributed to the increase. The Bison Midstream system accounted for $11.3 million of depreciation and amortization expense for the nine months ended September 30, 2013. Mountaineer Midstream also contributed $1.5 million to the increase in depreciation and amortization expense for the nine months ended September 30, 2013.
Interest Expense and Affiliated Interest Expense. The increase in interest expense during the nine months ended September 30, 2013, primarily reflects our issuance of $300.0 million of 7.50% senior notes in June 2013. Additionally, higher balances on our revolving credit facility beginning in May 2012 as well as an increase in commitment fees as a result of the May 2012 amendment and restatement of the revolving credit facility which increased our borrowing capacity by $265.0 million and the June 2013 amendment and restatement which increased our borrowing capacity by $50.0 million also contributed to the increase in interest expense. Affiliated interest expense for the nine months ended September 30, 2012 related to the $200.0 million promissory notes that we issued to the Sponsors in connection with the acquisition of the Grand River system in October 2011. The promissory notes were partially prepaid in May 2012 with the remaining balance prepaid in July 2012.

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

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands)
Reconciliation of Net Income to EBITDA, Adjusted EBITDA and Distributable Cash Flow:
Net income	$6,691	$7,396	$27,291	$24,112
Add:
Interest expense	6,937	2,840	11,840	10,999
Income tax expense	177	207	579	501
Depreciation and amortization expense	16,426	9,156	43,146	26,135
Amortization of favorable and unfavorable contracts	264	160	794	(25)
Less:
Interest income	1	2	3	8
EBITDA (1)	$30,494	$19,757	$83,647	$61,714
Add:
Unit-based compensation	829	381	1,987	1,793
Adjustments related to MVC shortfall payments (2)	7,667	2,986	20,711	11,161
Loss on asset sales	113	—	113	—
Adjusted EBITDA (1)	$39,103	$23,124	$106,458	$74,668
Add:
Interest income	1	2	3	8
Less:
Cash interest paid	2,534	2,683	6,548	6,274
Senior notes interest expense (3)	5,625	—	6,500	—
Cash taxes paid	—	650	660	650
Maintenance capital expenditures (4)	3,026	1,214	9,342	3,920
Distributable cash flow	$27,919	$18,579	$83,411	$63,832
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
(4) Maintenance capital expenditures are cash expenditures (including expenditures for the addition or improvement to, or the replacement of, our capital assets or for the acquisition of existing, or the construction or development of new, capital assets) made to maintain our long-term operating income or operating capacity. In the fourth quarter of 2012, we began tracking maintenance capital expenditures for the purposes of calculating distributable cash flow. Prior to the fourth quarter of 2012, we did not distinguish between maintenance and expansion capital expenditures. For the three and nine months ended September 30, 2012, the calculation of distributable cash flow and adjusted distributable cash flow includes an estimate for the portion of total capital expenditures that were maintenance capital expenditures.

Cash Flow-Basis Non-GAAP Reconciliation. The following table presents a reconciliation of SMLP's net cash provided by operating activities to EBITDA, adjusted EBITDA and distributable cash flow for the periods indicated.

	Nine months ended September 30,
	2013	2012
	(In thousands)
Reconciliation of Net Cash Provided by Operating Activities to EBITDA, Adjusted EBITDA and Distributable Cash Flow:
Net cash provided by operating activities	$95,906	$67,908
Add:
Interest expense (1)	10,249	4,555
Income tax expense	579	501
Changes in operating assets and liabilities	(20,984)	(9,449)
Less:
Unit-based compensation	1,987	1,793
Interest income	3	8
Loss on asset sales	113	—
EBITDA (2)	$83,647	$61,714
Add:
Unit-based compensation	1,987	1,793
Adjustments related to MVC shortfall payments (3)	20,711	11,161
Loss on asset sales	113	—
Adjusted EBITDA (2)	$106,458	$74,668
Add:
Interest income	3	8
Less:
Cash interest paid	6,548	6,274
Senior notes interest expense (4)	6,500	—
Cash taxes paid	660	650
Maintenance capital expenditures (5)	9,342	3,920
Distributable cash flow	$83,411	$63,832
__________
(1) Interest expense presented in the cash flow-basis non-GAAP reconciliation above differs from the interest expense presented in the net income-basis non-GAAP reconciliation presented earlier due to adjustments for amortization of deferred loan costs and pay-in-kind interest on the promissory notes payable to our Sponsors. For the nine months ended September 30, 2013, interest expense excluded $1.6 million of amortization of deferred loan costs. For the nine months ended September 30, 2012, interest expense excluded $1.0 million of amortization of deferred loan costs and $5.4 million of pay-in-kind interest.
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
(5) Maintenance capital expenditures are cash expenditures (including expenditures for the addition or improvement to, or the replacement of, our capital assets or for the acquisition of existing, or the construction or development of new, capital assets) made to maintain our long-term operating income or operating capacity. In the fourth quarter of 2012, we began tracking maintenance capital expenditures for the purposes of calculating distributable cash flow. Prior to the fourth quarter of 2012, we did not distinguish between maintenance and expansion capital expenditures. For the nine months ended September 30, 2012, the calculation of distributable cash flow and adjusted distributable cash flow includes an estimate for the portion of total capital expenditures that were maintenance capital expenditures.

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
In October 2013, SMLP filed a shelf registration statement with the SEC to register up to $1.2 billion of equity and debt securities in primary offerings as well as all of the 14,691,397 common units held by SMP Holdings in accordance with our obligations under a registration rights agreement that was executed in connection with our IPO.
In November 2013, we closed on an amendment and restatement of the revolving credit facility which: (i) increases the borrowing capacity to $700.0 million, (ii) extends the maturity to November 2018, (iii) includes a $200.0 million accordion feature, (iv) reduces the leverage-based pricing grid by 0.75% to a new range of 1.75% to 2.75%, (v) changes the commitment fee to a leverage-based range of 0.30% to 0.50%, and (vi) adds Finance Corp. as a subsidiary guarantor. For additional information, see Long-Term Debt—Revolving Credit Facility below.
Cash Flows
The components of the change in cash and cash equivalents were as follows:

	Nine months ended September 30,
	2013	2012
	(In thousands)
Net cash provided by operating activities	$95,906	$67,908
Net cash used in investing activities	(471,732)	(60,647)
Net cash provided by (used in) financing activities	383,214	(17,976)
Change in cash and cash equivalents	$7,388	$(10,715)
Operating activities. Cash flows from operating activities increased by $28.0 million for the nine months ended September 30, 2013 largely as result of the increase in volumes on the DFW Midstream system and the contribution from the Bison Midstream and Mountaineer Midstream systems, partially offset by a decline in volumes on the Grand River system.
Investing activities. Cash flows used in investing activities for the nine months ended September 30, 2013 were largely due to the acquisitions of Bison Midstream and Mountaineer Midstream. Additional expenditures in 2013 reflect the construction of seven miles of new gathering pipeline across the DFW Midstream system and the acquisition of previously leased compression assets on the Grand River system. We also commissioned a new 6,000 horsepower electric-drive compressor unit on the DFW Midstream system in January 2013, which increased system throughput capacity from 410 MMcf/d to 450 MMcf/d. Development activities also included construction projects to connect new receipt points on the Bison Midstream and DFW Midstream systems and to expand compression capacity on the Bison Midstream system. We also began construction on a new 150 gallon per minute natural gas treating facility on the DFW Midstream system, which is expected to be in service in the first quarter of 2014.

Financing activities. Details of cash flows provided by (used in) financing activities for the nine months ended September 30, 2013 and 2012 were as follows:

	Nine months ended September 30,
	2013	2012
	(In thousands)
Cash flows from financing activities:
Distributions to unitholders	$(65,088)	$—
Borrowings under revolving credit facility	360,000	213,000
Repayments under revolving credit facility	(294,180)	(15,770)
Issuance of senior notes	300,000	—
Contribution from SMP Holdings to Bison Midstream	2,229	—
Issuance of units in connection with the Mountaineer Acquisition	100,000	—
Repurchase of DFW Net Profits Interests	(11,957)	—
Repayment of promissory notes payable to Sponsors	—	(209,230)
Deferred loan costs and initial public offering costs	(7,790)	(5,976)
Net cash provided by (used in) financing activities	$383,214	$(17,976)
Net cash used in financing activities for the nine months ended September 30, 2013 was primarily composed of the following:

•
Distributions declared in respect of the second quarter of 2013, the first quarter of 2013, and the fourth quarter of 2012 (paid in the first quarter of 2013) (see Note 6 to the unaudited condensed consolidated financial statements);

•
Borrowings of $360.0 million under our revolving credit facility, of which $200.0 million was used to partially fund the Bison Drop Down and $110.0 million was used to partially fund the Mountaineer Acquisition (see Notes 5, 6 and 12 to the unaudited condensed consolidated financial statements);

•
Net proceeds of $294.2 million from our issuance of $300.0 million senior notes, all of which was used to pay down our revolving credit facility. We incurred loan costs of $7.3 million in connection with the senior notes issuance which will be amortized over the life of the senior notes (see Note 5 to the unaudited condensed consolidated financial statements);

•
Issuance of $98.0 million of common units and $2.0 million of general partner interests to Summit Investments for cash to partially fund the Mountaineer Acquisition (see Notes 6 and 12 to the unaudited condensed consolidated financial statements); and

•	Our repurchase of the remaining vested DFW Net Profits Interests (see Notes 8 and 11 to the unaudited condensed consolidated financial statements).
Net cash used in financing activities for the nine months ended September 30, 2012 was primarily composed of borrowings of $213.0 million under our revolving credit facility, of which $209.2 million was used to repay amounts outstanding under the promissory notes payable to Sponsors.
Contractual Obligations Update
The material changes in contractual obligations from those disclosed in the 2012 Annual Report include the June 2013 issuance of senior notes and activity associated with our revolving credit facility during 2013. See Note 5 to the unaudited condensed consolidated financial statements for additional information. The table below summarizes and updates our long-term debt and interest payments obligations as of December 31, 2012 after giving effect to these 2013 events:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Long-term debt and interest payments (1)	$773,770	$9,573	$64,147	$45,000	$655,050
__________
(1) Includes a 0.50% commitment fee on the unused portion of the revolving credit facility. See Note 5 to the unaudited condensed consolidated financial statements for additional information.

Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of or during the nine months ended September 30, 2013.
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

Total capital expenditures were as follows:

	Nine months ended September 30,
	2013	2012
	(In thousands)
Capital expenditures	$62,317	$60,647
Acquisitions of Bison Midstream and Mountaineer Midstream (1)	458,914	—
__________
(1) Reflects cash paid and value of units issued to fund acquisitions.
For the nine months ended September 30, 2013, development activities were primarily related to pipeline construction projects to connect new natural gas receipt points and to expand compression capacity across the our gas gathering systems. Capital expenditures also reflect the acquisition of previously leased compression assets for our Grand River system in the first quarter of 2013. For the nine months ended September 30, 2012, capital expenditures were largely the result of the construction of new pipeline and compression infrastructure to connect new pad sites on our DFW Midstream system. Acquisition capital expenditures reflect the cash effect of the Bison Drop Down and the Mountaineer Acquisition. See Notes 1, 5, 6, and 12 to the unaudited condensed consolidated financial statements.
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
Distributions
Based on the terms of SMLP’s partnership agreement, SMLP expects that it will distribute to its unitholders most of the cash generated by its operations. As a result, SMLP expects to fund future capital expenditures from cash and cash equivalents on hand, non-distributed cash flow generated from its operations, borrowings under the revolving credit facility and future issuances of equity and debt securities. Historically, we have largely relied on internally generated cash flows and capital contributions from Energy Capital Partners and GE Energy Financial Services to satisfy its capital expenditure requirements.

Details of cash distributions declared during 2013 follow.

Attributable to the quarter ended	Payment date	Per-unit distribution	Cash paid (or payable) to common unitholders	Cash paid (or payable) to subordinated unitholders	Cash paid (or payable) to general partner	Total distribution
		(Dollars in thousands, except per-unit amounts)
December 31, 2012	February 14, 2013	$0.4100	$10,009	$10,008	$408	$20,425
March 31, 2013	May 15, 2013	0.4200	10,253	10,252	418	20,923
June 30, 2013	August 14, 2013	0.4350	12,647	10,618	475	23,740
September 30, 2013	November 14, 2013	0.4600	13,377	11,229	502	25,108
Long-Term Debt
Revolving Credit Facility. We have a senior secured revolving credit facility. In June 2013, we exercised the revolving credit facility's $50.0 million accordion provision and increased the total commitments thereunder from $550.0 million to $600.0 million. We also borrowed $200.0 million in connection with the Bison Drop Down and $110.0 million in connection with the Mountaineer Acquisition. See Notes 1, 6 and 12 to the unaudited condensed consolidated financial statements for additional information. Also in June 2013, we used the proceeds from our senior notes offering to repay $294.2 million of our revolving credit facility. As of September 30, 2013, the outstanding balance of the revolving credit facility was $265.1 million.
The revolving credit facility is secured by the membership interests of Summit Holdings, DFW Midstream, Grand River Gathering, Bison Midstream and Mountaineer Midstream and substantially all of the assets of these entities. It is guaranteed by SMLP and all of its subsidiaries, except for Finance Corp., and allows for revolving loans, letters of credit and swingline loans.
Borrowings under the revolving credit facility bear interest at LIBOR plus an applicable margin or a base rate, as defined in the credit agreement. At September 30, 2013, the applicable margin under LIBOR borrowings was 3.25%, the interest rate was 3.43% and the unused portion of the revolving credit facility totaled $334.9 million (subject to a commitment fee of 0.50%).
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
As of September 30, 2013, we were in compliance with the covenants in the revolving credit facility. There were no defaults or events of default during the nine months ended September 30, 2013.
In November 2013, we closed on an amendment and restatement of the revolving credit facility which: (i) increases the borrowing capacity to $700.0 million, (ii) extends the maturity to November 2018, (iii) includes a $200.0 million accordion feature, (iv) reduces the leverage-based pricing grid by 0.75% to a new range of 1.75% to 2.75%, (v) changes the commitment fee to a leverage-based range of 0.30% to 0.50%, and (vi) adds Finance Corp. as a subsidiary guarantor. Had the restatement been in effect as of September 30, 2013, the unused portion of the revolving credit facility would have totaled $434.9 million, the margin under LIBOR would have been 2.50% and our commitment fee would have been 0.50%.
Senior Notes. On June 17, 2013, Summit Holdings and its 100% owned finance subsidiary, Finance Corp. (together with Summit Holdings, the "Co-Issuers"), issued $300.0 million of 7.50% senior unsecured notes maturing July 1, 2021 (the "senior notes"). The senior notes were sold within the United States only to qualified institutional buyers in reliance on Rule 144A under the Securities Act, and outside the United States only to non-U.S. persons in reliance on Regulation S under the Securities Act. The senior notes have not been registered under the Securities Act or any state securities laws, and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws.

We will pay interest on the senior notes semi-annually in cash in arrears on January 1 and July 1 of each year, commencing January 1, 2014. The senior notes are senior, unsecured obligations and rank equally in right of payment with all of our existing and future senior obligations. The senior notes are effectively subordinated in right of payment to all of our secured indebtedness, to the extent of the collateral securing such indebtedness. We used the proceeds from the issuance of the senior notes to repay a portion of the balance outstanding under our revolving credit facility. Debt issuance costs of $7.3 million, recognized in other noncurrent assets, are being amortized over the life of the senior notes.
SMLP and all of its subsidiaries other than the Co-Issuers (the "Guarantors") have fully and unconditionally and jointly and severally guaranteed the senior notes. SMLP has no independent assets or operations. Summit Holdings has no assets or operations other than its ownership of its wholly owned subsidiaries and activities associated with its borrowings under the revolving credit facility and the senior notes. Finance Corp. has no independent assets or operations and was formed for the sole purpose of being a co-issuer of certain of Summit Holdings' indebtedness, including the senior notes. There are no significant restrictions on the ability of SMLP or Summit Holdings to obtain funds from its subsidiaries by dividend or loan.
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
There were no defaults or events of default during the period from issuance through September 30, 2013.
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
There have been no changes in the accounting methodology for items that we have identified as critical accounting estimates during the nine months ended September 30, 2013. For additional information regarding critical accounting estimates, see the Critical Accounting Policies and Estimates section of MD&A included in the 2012 Annual Report.

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
A hypothetical 1.0% increase (decrease) in interest rates would have increased (decreased) our interest expense by approximately $1.8 million for the nine months ended September 30, 2013.
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
Changes in Internal Control Over Financial Reporting
There have not been any changes in SMLP’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third fiscal quarter of 2013 that have materially affected, or are reasonably likely to materially affect, SMLP's internal control over financial reporting.

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

Item 1A. Risk Factors.
There has been no material change in the Partnership risk factors as previously disclosed in the 2012 Annual Report other than as supplemented by our Form 10-Q for the quarterly period ended June 30, 2013 in response to Part II, Item 1A. of such Form 10-Q.  Such risk factors are incorporated herein by reference.

Item 6. Exhibits.

Exhibit number		Description
3.1
First Amended and Restated Agreement of Limited Partnership of Summit Midstream Partners, LP, dated as of October 3, 2012 (Incorporated herein by reference to Exhibit 3.1 to SMLP's Current Report on Form 8-K dated October 4, 2012 (Commission File No. 001-35666))

3.2
Amended and Restated Limited Liability Company Agreement of Summit Midstream GP, LLC, dated as of October 3, 2012 (Incorporated herein by reference to Exhibit 3.2 to SMLP's Current Report on Form 8-K dated October 4, 2012 (Commission File No. 001-35666))

10.1
Amended and Restated Employment Agreement, dated September 13, 2013, by and between Summit Midstream Partners, LLC and Matthew S. Harrison (Incorporated herein by reference to Exhibit 10.1 to SMLP's Current Report on Form 8-K dated September 18, 2013 (Commission File No. 001-35666))

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
(1) Includes the following unaudited materials contained in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Partners' Capital and Membership Interests, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Summit Midstream Partners, LP
(Registrant)

By: Summit Midstream GP, LLC (its general partner)

November 8, 2013	/s/ Matthew S. Harrison
Matthew S. Harrison, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)