Form 10-Q
period 2014-09-30
Summit Midstream Partners, LP
filed 2014-11-07
CIK 1549922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
or
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	As of October 31, 2014
Common Units	34,423,997 units
Subordinated Units	24,409,850 units
General Partner Units	1,200,651 units

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

•
our ability to acquire any assets owned by Summit Investments, which is subject to a number of factors, including Summit Investments deciding, in its sole discretion, to offer us the right to acquire such equity interests, the ability to reach agreement on acceptable terms, the approval of a conflicts committee of our general partner's board of directors (if appropriate), prevailing conditions and outlook in the natural gas and NGL industries and markets, and our ability to obtain financing on acceptable terms from the capital markets or other sources;

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

•	the effects of existing and future laws and governmental regulations, including environmental and climate change requirements;

ii

•	the effects of litigation;

•	changes in general economic conditions; and

•	certain factors discussed elsewhere in this report.
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

iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$14,133	$20,357
Accounts receivable	49,337	67,877
Other current assets	3,771	4,741
Total current assets	67,241	92,975
Property, plant and equipment, net	1,235,100	1,158,081
Intangible assets, net:
Favorable gas gathering contracts	16,575	17,880
Contract intangibles	358,949	383,306
Rights-of-way	100,810	100,991
Total intangible assets, net	476,334	502,177
Goodwill	115,888	115,888
Other noncurrent assets	18,092	14,618
Total assets	$1,912,655	$1,883,739

Liabilities and Partners' Capital
Current liabilities:
Trade accounts payable	$17,176	$25,117
Due to affiliate	425	653
Deferred revenue	2,609	1,555
Ad valorem taxes payable	6,602	8,375
Accrued interest	9,108	12,144
Other current liabilities	13,202	11,729
Total current liabilities	49,122	59,573
Long-term debt	775,000	586,000
Noncurrent liability, net (Note 4)	5,762	6,374
Deferred revenue	41,134	29,683
Other noncurrent liabilities	1,723	372
Total liabilities	872,741	682,002
Commitments and contingencies (Note 11)

Common limited partner capital (34,423,997 units issued and outstanding at September 30, 2014 and 29,079,866 units issued and outstanding at December 31, 2013)	690,661	566,532
Subordinated limited partner capital (24,409,850 units issued and outstanding at September 30, 2014 and December 31, 2013)	323,455	379,287
General partner interests (1,200,651 units issued and outstanding at September 30, 2014 and 1,091,453 issued and outstanding at December 31, 2013)	25,798	23,324
Summit Investments' equity in contributed subsidiaries	—	232,594
Total partners' capital	1,039,914	1,201,737
Total liabilities and partners' capital	$1,912,655	$1,883,739
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands, except per-unit and unit amounts)
Revenues:
Gathering services and other fees	$55,577	$54,195	$160,479	$148,084
Natural gas, NGLs and condensate sales and other	23,696	22,087	76,242	62,175
Amortization of favorable and unfavorable contracts	(243)	(263)	(693)	(794)
Total revenues	79,030	76,019	236,028	209,465
Costs and expenses:
Cost of natural gas and NGLs	14,430	13,814	46,090	35,217
Operation and maintenance	18,467	19,156	57,507	55,107
General and administrative	8,337	7,508	24,914	22,481
Transaction costs	62	148	675	2,620
Depreciation and amortization	21,036	18,487	61,158	49,201
Total costs and expenses	62,332	59,113	190,344	164,626
Other income (expense)	1	(112)	(3)	(110)
Interest expense	(10,558)	(6,937)	(28,504)	(11,840)
Income before income taxes	6,141	9,857	17,177	32,889
Income tax expense	(28)	(177)	(655)	(579)
Net income	$6,113	$9,680	$16,522	$32,310
Less: net income attributable to Summit Investments (Note 1)	—	2,989	2,828	5,071
Net income attributable to SMLP	6,113	6,691	13,694	27,239
Less: net income attributable to general partner, including IDRs	1,204	134	2,436	545
Net income attributable to limited partners	$4,909	$6,557	$11,258	$26,694

Earnings per limited partner unit (Note 7):
Common unit – basic	$0.08	$0.12	$0.22	$0.57
Common unit – diluted	$0.08	$0.12	$0.22	$0.57
Subordinated unit – basic and diluted	$0.08	$0.12	$0.17	$0.48

Weighted-average limited partner units outstanding (Note 7):
Common units – basic	34,423,751	29,074,743	32,935,759	26,234,042
Common units – diluted	34,658,169	29,227,041	33,143,656	26,352,234
Subordinated units – basic and diluted	24,409,850	24,409,850	24,409,850	24,409,850

Cash distributions declared and paid per common unit	$0.520	$0.435	$1.500	$1.265
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

	Partners' capital			Summit Investments' equity in contributed subsidiaries
	Limited partners		General partner
	Common	Subordinated			Total
	(In thousands)
Partners' capital, January 1, 2013	$418,856	$380,169	$20,222	$211,001	$1,030,248
Net income	13,691	13,003	545	5,071	32,310
SMLP LTIP unit-based compensation	1,970	—	—	—	1,970
Distributions to unitholders	(32,909)	(30,878)	(1,301)	—	(65,088)
Consolidation of Bison Midstream net assets	—	—	—	303,168	303,168
Contribution from Summit Investments to Bison Midstream	—	—	—	2,229	2,229
Purchase of Bison Midstream	47,936	—	978	(248,914)	(200,000)
Contribution of net assets from Summit Investments in excess of consideration paid for Bison Midstream	28,558	26,846	1,131	(56,535)	—
Issuance of units in connection with the Mountaineer Acquisition	98,000	—	2,000	—	100,000
Cash advance to Summit Investments from contributed subsidiaries, net	—	—	—	(5,289)	(5,289)
Expenses paid by Summit Investments on behalf of contributed subsidiaries	—	—	—	7,558	7,558
Capitalized interest allocated to Red Rock Gathering projects from Summit Investments	—	—	—	283	283
Class B membership interest unit-based compensation	17	—	—	367	384
Repurchase of DFW Net Profits Interests	(5,859)	(5,859)	(239)	—	(11,957)
Partners' capital, September 30, 2013	$570,260	$383,281	$23,336	$218,939	$1,195,816

Partners' capital, January 1, 2014	$566,532	$379,287	$23,324	$232,594	$1,201,737
Net income	6,506	4,752	2,436	2,828	16,522
SMLP LTIP unit-based compensation	3,499	—	—	—	3,499
Tax withholdings on vested SMLP LTIP awards	(656)	—	—	—	(656)
Issuance of common units, net of offering costs	197,879	—	—	—	197,879
Contribution from general partner	—	—	4,235	—	4,235
Purchase of Red Rock Gathering	—	—	—	(305,000)	(305,000)
Excess of purchase price over acquired carrying value of Red Rock Gathering	(36,228)	(25,691)	(1,264)	63,183	—
Assets contributed to Red Rock Gathering from Summit Investments	2,426	1,722	85	—	4,233
Cash advance from Summit Investments to contributed subsidiaries	—	—	—	1,982	1,982
Expenses paid by Summit Investments on behalf of contributed subsidiaries	—	—	—	4,413	4,413
Repurchase of SMLP LTIP units	(228)	—	—	—	(228)
Distributions to unitholders	(49,069)	(36,615)	(3,018)	—	(88,702)
Partners' capital, September 30, 2014	$690,661	$323,455	$25,798	$—	$1,039,914
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$16,522	$32,310
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,851	49,995
Amortization of deferred loan costs	1,970	1,591
Unit-based compensation	3,499	2,354
Loss on asset sales	6	113
Changes in operating assets and liabilities:
Accounts receivable	18,540	(4,341)
Due to affiliate	(228)	836
Trade accounts payable	(2,259)	1,670
Change in deferred revenue	12,505	9,561
Ad valorem taxes payable	(1,773)	715
Accrued interest	(3,036)	6,509
Other, net	3,476	1,347
Net cash provided by operating activities	111,073	102,660
Cash flows from investing activities:
Capital expenditures	(104,146)	(75,196)
Proceeds from asset sales	24	585
Acquisition of gathering systems	(10,872)	(210,000)
Acquisition of gathering system from affiliate	(305,000)	(200,000)
Net cash used in investing activities	(419,994)	(484,611)
Cash flows from financing activities:
Distributions to unitholders	(88,702)	(65,089)
Borrowings under revolving credit facility	204,295	360,000
Repayments under revolving credit facility	(315,295)	(294,180)
Deferred loan costs	(5,226)	(7,788)
Tax withholdings on vested SMLP LTIP awards	(656)	—
Proceeds from issuance of common units, net	197,879	—
Contribution from general partner	4,235	—
Cash advance from (to) Summit Investments to (from) contributed subsidiaries, net	1,982	(3,057)
Expenses paid by Summit Investments on behalf of contributed subsidiaries	4,413	8,208
Issuance of senior notes	300,000	300,000
Issuance of units to affiliate in connection with the Mountaineer Acquisition	—	100,000
Repurchase of equity-based compensation awards	(228)	(11,957)
Net cash provided by financing activities	302,697	386,137
Net change in cash and cash equivalents	(6,224)	4,186
Cash and cash equivalents, beginning of period	20,357	11,334
Cash and cash equivalents, end of period	$14,133	$15,520

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Nine months ended September 30,
	2014	2013
	(In thousands)
Supplemental Cash Flow Disclosures:
Cash interest paid	$29,779	$6,548
Less: capitalized interest	2,485	3,051
Interest paid (net of capitalized interest)	$27,294	$3,497

Cash paid for taxes	$—	$660

Noncash Investing and Financing Activities:
Capital expenditures in trade accounts payable (period-end accruals)	$10,787	$5,538
Excess of purchase price over acquired carrying value of Red Rock Gathering	63,183	—
Assets contributed to Red Rock Gathering from Summit Investments	4,233	—
Issuance of units to affiliate to partially fund the Bison Drop Down	—	48,914
Contribution of net assets from Summit Investments in excess of consideration paid for Bison Midstream	—	56,535
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
Prior to the Bison Drop Down, on February 15, 2013, Summit Investments acquired Bear Tracker Energy, LLC ("BTE"), which was subsequently renamed Meadowlark Midstream Company, LLC ("Meadowlark Midstream"). The Bison Gas Gathering system was carved out from Meadowlark Midstream in connection with the Bison Drop Down. As such, it was determined to be a transaction among entities under common control.
On June 21, 2013, Mountaineer Midstream Company, LLC ("Mountaineer Midstream"), a newly formed, wholly owned subsidiary of the Partnership, acquired certain natural gas gathering pipeline and compression assets in the Marcellus Shale Play in Doddridge and Harrison counties, West Virginia from an affiliate of MarkWest Energy Partners, L.P. ("MarkWest") (the "Mountaineer Acquisition").
In October 2012, Summit Investments acquired ETC Canyon Pipeline, LLC ("Canyon") from a subsidiary of Energy Transfer Partners, L.P. The Canyon gathering and processing assets were contributed to Red Rock Gathering Company, LLC ("Red Rock Gathering"), a newly formed, wholly owned subsidiary of Summit Investments. Red Rock Gathering gathers and processes natural gas and natural gas liquids in the Piceance Basin in western Colorado and eastern Utah. On March 18, 2014, SMLP acquired all of the membership interests of Red Rock Gathering from a subsidiary of Summit Investments (the "Red Rock Drop Down"). As such, it was determined to be a transaction among entities under common control. Concurrent with the closing of the Red Rock Drop Down, SMLP contributed its interest in Red Rock Gathering to Grand River Gathering. For additional information, see Notes 6 and 12.
Summit Investments is a Delaware limited liability company and the predecessor for accounting purposes of SMLP. Summit Investments was formed and began operations in September 2009. Through August 2011, Summit Investments was wholly owned by Energy Capital Partners II, LLC and its parallel and co-investment funds (collectively, "Energy Capital Partners"). In August 2011, Energy Capital Partners sold an interest in Summit Investments to a subsidiary of GE Energy Financial Services, Inc. ("GE Energy Financial Services"). On June 17, 2014, GE Energy Financial Services exchanged 100% of its Class A membership interests in Summit Investments for a new class of membership interests, structured as Class C Preferred interests.  As a result, GE Energy Financial Services is no longer a Class A member of Summit Investments.  Consequently, we refer to Energy Capital Partners and GE Energy Financial Services as our "Sponsors" for the period from August 2011 until June 17, 2014, and we refer to Energy Capital Partners as our sole "Sponsor" subsequent to June 17, 2014. As of September 30, 2014, Summit Investments, through a wholly owned subsidiary, held 5,293,571 SMLP common units, all of our subordinated units and all of our general partner units representing a 2% general partner interest in SMLP.
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
Business Operations. We provide natural gas gathering, treating and processing services pursuant to primarily long-term and fee-based, natural gas gathering agreements with our customers. Our results are driven primarily by the volumes of natural gas that we gather, treat and process across our systems. Our gathering and processing systems and the unconventional resource basins in which they operate as of September 30, 2014 were as follows:

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Other Current Assets. Other current assets primarily consist of prepaid expenses that are charged to expense over the period of benefit or the life of the related contract.
Fair Value of Financial Instruments. The carrying amount of cash and cash equivalents, accounts receivable, and accounts payable reported on the balance sheet approximates fair value due to their short-term maturities.
A summary of the estimated fair value for financial instruments follows.

	September 30, 2014		December 31, 2013
	Carrying value	Estimated fair value (Level 2)	Carrying value	Estimated fair value (Level 2)
	(In thousands)
Revolving credit facility	$175,000	$175,000	$286,000	$286,000
5.5% Senior notes	300,000	297,500	—	—
7.5% Senior notes	300,000	323,750	300,000	314,625
The revolving credit facility’s carrying value on the balance sheet is its fair value due to its floating interest rate. The fair value for the senior notes is based on an average of nonbinding broker quotes as of September 30, 2014 and December 31, 2013. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value of the senior notes.
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

Certain of our natural gas gathering or processing agreements provide for a monthly, quarterly or annual minimum volume commitment ("MVC"). Under these MVCs, our customers agree to ship a minimum volume of natural gas on our gathering systems or to pay a minimum monetary amount over certain periods during the term of the MVC. A customer must make a shortfall payment to us at the end of the contract period if its actual throughput volumes are less than its MVC for that period. Certain customers are entitled to utilize shortfall payments to offset gathering fees in one or more subsequent periods to the extent that such customer's throughput volumes in subsequent periods exceed its MVC for that period.
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

	Nine months ended September 30, 2014
	Current	Noncurrent
	(In thousands)
Deferred revenue, beginning of period	$1,555	$29,683
Additions	2,609	11,451
Less: revenue recognized due to expiration	1,555	—
Deferred revenue, end of period	$2,609	$41,134
As of September 30, 2014, accounts receivable included $2.6 million of shortfall billings related to MVC arrangements that can be utilized to offset gathering fees in subsequent periods. Noncurrent deferred revenue at September 30, 2014 represents amounts that provide certain customers the ability to offset their gathering fees over a period up to seven years to the extent that the customer's throughput volumes exceeds its MVC.
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
In June 2014, the Company elected to apply changes to the determination of cost of goods sold for the Texas Margin Tax which permits the use of accelerated depreciation allowed for federal income tax purposes.  As a result of this change, we recognized a $1.0 million deferred tax liability and current income tax expense for the three and nine months ended September 30, 2014 was reduced by $0.1 million and $0.3 million respectively.  The associated deferred tax liability of $1.3 million is included in other noncurrent liabilities at September 30, 2014.
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
Environmental Matters. We are subject to various federal, state and local laws and regulations relating to the protection of the environment. Although we believe that we are in material compliance with applicable environmental regulations, the risk of costs and liabilities are inherent in pipeline ownership and operation. Liabilities for loss contingencies, including environmental remediation costs, arising from claims, assessments, litigation, fines, and penalties and other sources are charged to expense when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. There are no such material liabilities in the accompanying financial statements at September 30, 2014 or December 31, 2013. However, we can provide no assurance that significant costs and liabilities will not be incurred by the Partnership in the future. We are currently not aware of any material contingent liabilities that exist with respect to environmental matters.
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

3. PROPERTY, PLANT, AND EQUIPMENT, NET
Details on property, plant, and equipment, net were as follows:

	Useful lives (In years)	September 30,	December 31,
		2014	2013
	(Dollars in thousands)
Natural gas gathering and processing systems	30	$854,216	$744,359
Compressor stations and compression equipment	30	399,326	380,000
Construction in progress	n/a	50,624	83,765
Other	4-15	35,557	21,304
Total		1,339,723	1,229,428
Less: accumulated depreciation		104,623	71,347
Property, plant, and equipment, net		$1,235,100	$1,158,081

Construction in progress is depreciated consistent with its applicable asset class once it is placed in service. Depreciation expense related to property, plant, and equipment and capitalized interest were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands)
Depreciation expense	$11,656	$10,056	$33,282	$26,381
Capitalized interest	982	1,985	2,485	3,051

4. IDENTIFIABLE INTANGIBLE ASSETS, NONCURRENT LIABILITY AND GOODWILL
Identifiable Intangible Assets and Noncurrent Liability. Identifiable intangible assets and the noncurrent liability, which are subject to amortization, were as follows:

	September 30, 2014
	Useful lives (In years)	Gross carrying amount	Accumulated amortization	Net
	(Dollars in thousands)
Favorable gas gathering contracts	18.7	$24,195	$(7,620)	$16,575
Contract intangibles	12.5	426,464	(67,515)	358,949
Rights-of-way	24.2	112,044	(11,234)	100,810
Total amortizable intangible assets		$562,703	$(86,369)	$476,334

Unfavorable gas gathering contract	10.0	$10,962	$(5,200)	$5,762

	December 31, 2013
	Useful lives (In years)	Gross carrying amount	Accumulated amortization	Net
	(Dollars in thousands)
Favorable gas gathering contracts	18.7	$24,195	$(6,315)	$17,880
Contract intangibles	12.5	426,464	(43,158)	383,306
Rights-of-way	24.3	108,706	(7,715)	100,991
Total amortizable intangible assets		$559,365	$(57,188)	$502,177

Unfavorable gas gathering contract	10.0	$10,962	$(4,588)	$6,374
We recognized amortization expense in revenues as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands)
Amortization expense – favorable gas gathering contracts	$(436)	$(510)	$(1,305)	$(1,610)
Amortization expense – unfavorable gas gathering contract	193	247	612	816
Amortization of favorable and unfavorable contracts	$(243)	$(263)	$(693)	$(794)

We recognized amortization expense in costs and expenses as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands)
Amortization expense – contract intangibles	$8,198	$7,559	$24,357	$20,267
Amortization expense – rights-of-way	1,182	872	3,519	2,553
The estimated aggregate annual amortization of intangible assets and noncurrent liability expected to be recognized for the remainder of 2014 and each of the four succeeding fiscal years follows.

	Assets	Liability
	(In thousands)
2014	$9,867	$172
2015	41,949	804
2016	41,837	908
2017	40,725	925
2018	40,194	925
Goodwill. We recognized goodwill of $45.5 million in connection with the acquisition of Grand River Gathering in 2011 and allocated it to the Grand River Gathering reporting unit. We recognized goodwill of $54.2 million in connection with the Bison Drop Down in June 2013 and allocated it to the Bison Midstream reporting unit. The goodwill attributed to Bison Midstream represents its allocation of the goodwill that Summit Investments recognized in connection with its acquisition of BTE in February 2013. We recognized net goodwill of $16.2 million in connection with the Mountaineer Acquisition in June 2013 and allocated it to the Mountaineer Midstream reporting unit. See Notes 1 and 12 for additional information.
We evaluate goodwill for impairment annually on September 30. We also evaluate goodwill whenever events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill. We test goodwill for impairment using a two-step quantitative test. In the first step, we compare the fair value of the reporting unit to its carrying value, including goodwill. If the reporting unit’s fair value exceeds its carrying value, including goodwill, we conclude that the goodwill of the reporting unit has not been impaired and no further work is performed. If we determine that the reporting unit’s carrying value, including goodwill, exceeds its fair value, we proceed to step two. In step two, we compare the carrying value of the reporting unit, including goodwill, to its implied fair value. If we determine that the carrying value of a reporting unit, including goodwill, exceeds its implied fair value, we recognize the excess of the carrying value over the implied fair value as a goodwill impairment loss.
We performed our annual goodwill impairment testing as of September 30, 2014 using a combination of the income and market approaches. We determined that the fair value of the Grand River Gathering and Mountaineer Midstream reporting units substantially exceeded their carrying value, including goodwill. While we have determined that the fair value of the Bison Midstream reporting unit also exceeded its carrying value, including goodwill, and therefore did not require evaluation under step two, the fair value of the Bison Midstream reporting unit did not exceed its carrying value, including goodwill, by a substantial amount. Because the fair values of all three reporting units exceeded their carrying values, including goodwill, there have been no impairments of goodwill in connection with our 2014 annual goodwill impairment test.

5. LONG-TERM DEBT
Long-term debt consisted of the following:

	September 30,	December 31,
	2014	2013
	(In thousands)
Variable rate senior secured revolving credit facility (2.41% at September 30, 2014 and 2.42% at December 31, 2013) due November 2018	$175,000	$286,000
5.50% Senior unsecured notes due August 2022	300,000	—
7.50% Senior unsecured notes due July 2021	300,000	300,000
Total long-term debt	$775,000	$586,000
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
Borrowings under the revolving credit facility bear interest at the London Interbank Offered Rate ("LIBOR") or an Alternate Base Rate ("ABR") plus an applicable margin, as defined in the credit agreement. At September 30, 2014, the applicable margin under LIBOR borrowings was 2.25%, the interest rate was 2.41% and the unused portion of the revolving credit facility totaled $525.0 million (subject to a commitment fee of 0.375%).
As of September 30, 2014, we were in compliance with the covenants in the revolving credit facility. There were no defaults or events of default during the nine months ended September 30, 2014.
Senior Notes. On July 15, 2014, Summit Holdings and its 100% owned finance subsidiary, Finance Corp. (together with Summit Holdings, the "Co-Issuers"), co-issued $300.0 million of 5.50% senior unsecured notes maturing August 15, 2022 (the "5.5% senior notes").
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
At any time prior to August 15, 2017, the Co-Issuers may redeem up to 35% of the aggregate principal amount of the 5.5% senior notes at a redemption price of 105.500% of the principal amount of the 5.5% senior notes, plus accrued and unpaid interest, if any, to the redemption date, with an amount not greater than the net cash proceeds of certain equity offerings. On and after August 15, 2017, the Co-Issuers may redeem all or part of the 5.5% senior notes at a redemption price of 104.125% (with the redemption premium declining ratably each year to 100.000% on August 15, 2020), plus accrued and unpaid interest, if any. Debt issuance costs of $5.1 million, recognized in other noncurrent assets, are being amortized over the life of the senior notes.
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
As of September 30, 2014, we were in compliance with the covenants for the 5.5% senior notes. There were no defaults or events of default for the 5.5% senior notes during the period from issuance through September 30, 2014.
In June 2013, the Co-Issuers co-issued $300.0 million of 7.50% senior unsecured notes maturing July 1, 2021 (the "7.5% senior notes").
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
As of September 30, 2014, we were in compliance with the covenants for the 7.5% senior notes. There were no defaults or events of default during the nine months ended September 30, 2014.
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

6. PARTNERS' CAPITAL
Partners' Capital
In September 2014, an affiliate of Summit Investments completed an underwritten public offering of 4,347,826 SMLP common units (the "September 2014 Equity Offering") pursuant to an effective shelf registration statement on Form S-3 previously filed with the SEC. We did not receive any proceeds from the September 2014 Equity Offering.
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

Rollforwards of the number of common limited partner, subordinated limited partner and general partner units for the nine months ended September 30 follow.

	Common	Subordinated	General partner	Total
Units, January 1, 2013	24,412,427	24,409,850	996,320	49,818,597
Units issued to affiliates in connection with the Bison Drop Down (1)	1,553,849	—	31,711	1,585,560
Units issued to affiliates in connection with the Mountaineer Acquisition (1)	3,107,698	—	63,422	3,171,120
Units issued under LTIP (1)	1,473	—	—	1,473
Units, September 30, 2013	29,075,447	24,409,850	1,091,453	54,576,750

	Common	Subordinated	General partner	Total
Units, January 1, 2014	29,079,866	24,409,850	1,091,453	54,581,169
Units issued in connection with the March Equity 2014 Offering (1)	5,300,000	—	108,337	5,408,337
Units issued under LTIP (1)(2)	44,131	—	861	44,992
Units, September 30, 2014	34,423,997	24,409,850	1,200,651	60,034,498
__________
(1) Including issuance to general partner in connection with contributions made to maintain 2% general partner interest.
(2) Units issued under LTIP in 2014 is net of 14,300 units withheld to meet minimum statutory tax withholding requirements.
Red Rock Drop Down. On March 18, 2014, SMLP acquired 100% of the membership interests in Red Rock Gathering from an affiliate of Summit Investments. In exchange for the affiliate's $241.8 million net investment in Red Rock Gathering, SMLP paid total cash consideration of $305.0 million. As a result of the excess of the purchase price over acquired carrying value of Red Rock Gathering, SMLP recognized a capital distribution to Summit Investments. The calculation of the capital distribution and its allocation to partners' capital follow (dollars in thousands).

Summit Investments' net investment in Red Rock Gathering		$241,817
Total cash consideration paid to SMP Holdings		305,000
Excess of purchase price over acquired carrying value of Red Rock Gathering		$(63,183)

Allocation of capital distribution:
General partner interest	$(1,264)
Common limited partner interest	(36,228)
Subordinated limited partner interest	(25,691)
Partners' capital allocation		$(63,183)
Summit Investments' Equity in Contributed Subsidiaries. Summit Investments' equity in contributed subsidiaries represents its position in the net assets of Red Rock Gathering and Bison Midstream that have been acquired by SMLP. The balance also reflects net income attributable to Summit Investments for Red Rock Gathering and Bison Midstream for the periods beginning on their respective acquisition dates by Summit Investments and ending on the dates they were acquired by the Partnership. During the nine months ended September 30, 2014 and the three and nine months ended September 30, 2013, net income was attributed to Summit Investments for (i) Red Rock Gathering for the period from January 1, 2014 to March 18, 2014 and for the period from January 1, 2013 to September 30, 2013 and (ii) Bison Midstream for the period from February 16, 2013 to June 4, 2013. Although included in partners' capital, net income attributable to Summit Investments has been excluded from the calculation of EPU. For additional information, see Notes 1, 7 and 12.
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
SMLP allocated its distribution in accordance with the third target distribution level for distributions attributable to the quarter ended September 30, 2014. Details of cash distributions declared to date follow.

Attributable to the quarter ended	Payment date	Per-unit distribution	Cash paid to common unitholders	Cash paid to subordinated unitholders	Cash paid to general partner interest	Cash paid for IDRs	Total distribution
		(Dollars in thousands, except per-unit amounts)
December 31, 2012	February 14, 2013	$0.4100	$10,009	$10,008	$408	$—	$20,425
March 31, 2013	May 15, 2013	0.4200	10,253	10,252	418	—	20,923
June 30, 2013	August 14, 2013	0.4350	12,647	10,618	475	—	23,740
September 30, 2013	November 14, 2013	0.4600	13,377	11,229	502	—	25,108
December 31, 2013	February 14, 2014	0.4800	13,958	11,717	528	163	26,366
March 31, 2014	May 15, 2014	0.5000	17,211	12,205	607	360	30,383
June 30, 2014	August 14, 2014	0.5200	17,900	12,693	639	721	31,953
On October 23, 2014, the board of directors of our general partner declared a distribution of $0.54 per unit for the quarterly period ended September 30, 2014. The distribution will be paid on November 14, 2014 to unitholders of record at the close of business on November 7, 2014.

7. EARNINGS PER UNIT
The following table presents details on EPU.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands, except per-unit amounts)
Net income	$6,113	$9,680	$16,522	$32,310
Less: net income attributable to Summit Investments	—	2,989	2,828	5,071
Net income attributable to SMLP	6,113	6,691	13,694	27,239
Less: net income attributable to general partner, including IDRs	1,204	134	2,436	545
Net income attributable to limited partners	$4,909	$6,557	$11,258	$26,694

Numerator for basic and diluted EPU:
Allocation of net income among limited partner interests:
Net income attributable to common units	$2,874	$3,567	$7,167	$14,899
Net income attributable to subordinated units	2,035	2,990	4,091	11,795
Net income attributable to limited partners	$4,909	$6,557	$11,258	$26,694

Denominator for basic and diluted EPU:
Weighted-average common units outstanding – basic	34,423,751	29,074,743	32,935,759	26,234,042
Effect of non-vested phantom units and non-vested restricted units	234,418	152,298	207,897	118,192
Weighted-average common units outstanding – diluted	34,658,169	29,227,041	33,143,656	26,352,234

Weighted-average subordinated units outstanding – basic and diluted	24,409,850	24,409,850	24,409,850	24,409,850

Earnings per limited partner unit:
Common unit – basic	$0.08	$0.12	$0.22	$0.57
Common unit – diluted	$0.08	$0.12	$0.22	$0.57
Subordinated unit – basic and diluted	$0.08	$0.12	$0.17	$0.48
There were no units excluded from diluted earnings per unit as we do not have any anti-dilutive units for the three and nine months ended September 30, 2014 or 2013. See Notes 6 and 8 for additional information.

8. UNIT-BASED COMPENSATION
Long-Term Incentive Plan. SMLP’s 2012 Long-Term Incentive Plan (the "LTIP") provides for the granting of unit-based awards, including common units, restricted units and phantom units to eligible officers, employees, consultants and directors of our general partner and its affiliates, thereby linking the recipients' compensation directly to SMLP’s performance. The LTIP is administered by the compensation committee of our general partner. A total of 5.0 million common units was reserved for issuance pursuant to and in accordance with the LTIP. As of September 30, 2014, approximately 4.6 million common units remained available for future issuance.

A rollforward of phantom and restricted unit activity follows.

	Nine months ended September 30, 2014
	Units	Weighted-average grant date fair value
Nonvested phantom and restricted units, beginning of period	283,682	$23.41
Phantom units granted	136,867	$42.32
Phantom and restricted units vested	(61,917)	$25.33
Phantom units forfeited	(18,579)	$25.65
Nonvested phantom and restricted units, end of period	340,053	$30.55
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
As of September 30, 2014, the unrecognized unit-based compensation related to the LTIP was $5.4 million. Incremental unit-based compensation will be recorded over the remaining vesting period of approximately 2.5 years. Due to the limited and immaterial forfeiture history associated with the grants under the LTIP, no forfeitures were assumed in the determination of estimated compensation expense.
Unit-based compensation recognized in general and administrative expense related to awards under the LTIP was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands)
SMLP LTIP unit-based compensation	$1,075	$829	$3,499	$1,970
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
Accounts receivable primarily comprise natural gas gathering, treating and processing services we provide to our customers and also the sale of natural gas liquids resulting from our processing services. This industry concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, industry or other conditions. We monitor the creditworthiness of our counterparties and can require letters of credit for receivables from counterparties that are judged to have sub-standard credit, unless the credit risk can otherwise be mitigated.
Counterparties accounting for more than 10% of total revenues were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue:
Counterparty A	18%	17%	18%	16%
Counterparty B	12%	*	11%	*
Counterparty C	10%	15%	10%	16%
Counterparty D	*	*	*	*
__________
* Less than 10%
Counterparties accounting for more than 10% of total accounts receivable were as follows:

	September 30,	December 31,
	2014	2013
Accounts receivable:
Counterparty A	26%	37%
Counterparty B	*	*
Counterparty C	12%	11%
Counterparty D	11%	*
__________
* Less than 10%

10. RELATED-PARTY TRANSACTIONS
Recent Acquisitions. See Notes 1, 5, 6 and 12 for disclosure of the Red Rock Drop Down, the Bison Drop Down and the funding of those transactions.
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
The payables to our general partner for expenses that were paid on our behalf were as follows:

	September 30,	December 31,
	2014	2013
	(In thousands)
Due to affiliate	$425	$653
Expenses incurred by the general partner and reimbursed by us under our partnership agreement were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands)
Operation and maintenance expense	$4,442	$3,636	$12,838	$9,807
General and administrative expense	4,685	4,329	14,490	13,220

General and administrative expense includes $0.8 million of expenses allocated by the general partner for the three months ended September 30, 2013 and $2.6 million for the nine months ended September 30, 2013.
Expense Allocations. During the period from January 1, 2014 to March 18, 2014 and the three and nine months ended September 30, 2013, Summit Investments incurred interest expense which was related to capital projects at Red Rock Gathering. As such, the associated interest expense was allocated to Red Rock Gathering as a noncash contribution and capitalized into the basis of the asset.
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
Summit Investments allocated a portion of the annual expense associated with the Net Profits Interests to Red Rock Gathering during the three and nine months ended September 30, 2013. This amount is reflected in general and administrative expenses in the statement of operations.
Expenses Paid by Summit Investments on Behalf of Red Rock Gathering. Prior to the Red Rock Drop Down, Summit Investments incurred certain support expenses and capital expenditures on behalf of Red Rock Gathering during the nine months ended September 30, 2014 and the three and nine months ended September 30, 2013. These transactions were settled periodically through membership interests prior to the Red Rock Drop Down.
Electricity Management Services Agreement. We entered into a consulting arrangement with EquiPower Resources Corp. to assist with managing DFW Midstream's electricity price risk. EquiPower Resources Corp. is an affiliate of Energy Capital Partners and is also the employer of a director of our general partner. Amounts paid for such services were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands)
Payments for electricity management consulting services	$54	$54	$180	$163
Engineering Services Agreement. We entered into an engineering services arrangement with IPS Engineering/EPC. IPS Engineering/EPC is an affiliate of Energy Capital Partners. We paid $0.5 million for such services during the nine months ended September 30, 2014.

11. COMMITMENTS AND CONTINGENCIES
Operating Leases. We lease various office space to support our operations and have determined that our leases are operating leases. Total rent expense related to operating leases, which is recognized in general and administrative expenses, was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands)
Total rent expense	$454	$380	$1,267	$987
Legal Proceedings. The Partnership is involved in various litigation and administrative proceedings arising in the normal course of business. In the opinion of management, any liabilities that may result from these claims would not individually or in the aggregate have a material adverse effect on its financial position or results of operations.

12. ACQUISITIONS
Lonestar Assets. DFW Midstream completed the acquisition of certain natural gas gathering assets located in the Barnett Shale Play ("Lonestar") from Texas Energy Midstream, L.P. for $10.9 million on September 30, 2014. The Lonestar assets gather natural gas under two long-term, fee-based contracts. SMLP is accounting for the purchase under the acquisition method of accounting. We are in the process of determining the assets acquired and the liabilities assumed and have preliminarily assigned the full purchase price to property, plant and equipment. We have not completed the final purchase price allocation as of September 30, 2014, because we are waiting to receive additional information related to the finalization of the fair value estimates of the acquired assets and liabilities. See Note 1 for additional information.
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
Because the Bison Drop Down was executed between entities under common control, SMLP recognized the acquisition of the Bison Gas Gathering system at historical cost which reflected Summit Investments fair value accounting for the BTE Transaction. Furthermore, due to the common control aspect, the Bison Drop Down was accounted for by SMLP on an “as-if pooled” basis for all periods in which common control existed. Common control began on February 15, 2013 concurrent with the BTE Transaction.
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
Mountaineer Midstream. We completed the acquisition of Mountaineer Midstream from MarkWest for $210.0 million on June 21, 2013. The Mountaineer Midstream natural gas gathering and compression assets are located in the Appalachian Basin which includes the Marcellus Shale formation primarily in Doddridge and Harrison counties in northern West Virginia. The Mountaineer Midstream system consists of newly constructed, high-pressure gas gathering pipelines, certain rights-of-way associated with the pipeline, and two compressor stations. The assets gather natural gas under a long-term, fee-based contract with Antero Resources Corp. ("Antero"). The life of the acquired contract was 13 years upon acquisition.
The Mountaineer Acquisition was funded with $110.0 million of borrowings under the Partnership's revolving credit agreement and the issuance of $100.0 million of common and general partner interests to an affiliate of Summit Investments. For the three and nine months ended September 30, 2013, SMLP recorded $4.7 million of revenue and $1.6 million of net income related to Mountaineer Midstream.
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
See Notes 1, 5 and 6 for additional information.
Supplemental Disclosures – As-If Pooled Basis. As noted above, SMLP's acquisition of Red Rock Gathering and the Bison Gas Gathering system were transactions between commonly controlled entities which required that SMLP account for the acquisitions in a manner similar to a pooling of interests. As a result, the historical financial statements of the Partnership, Red Rock Gathering and the Bison Gas Gathering system have been combined to reflect the historical operations, financial position and cash flows from the date common control began. Revenues and net income for the previously separate entities and the combined amounts for the three months ended September 30, 2013 and the nine months ended September 30, 2014 and 2013, as presented in these unaudited condensed consolidated financial statements follow.

	Three months ended September 30, 2013	Nine months ended September 30,
		2014	2013
	(In thousands)
SMLP revenues	$63,096	$224,715	$155,894
Red Rock Gathering revenues	12,923	11,313	35,957
Bison Gas Gathering system revenues (1)			17,614
Combined revenues	$76,019	$236,028	$209,465

SMLP net income	$6,691	$13,694	$27,239
Red Rock Gathering net income	2,989	2,828	5,019
Bison Gas Gathering system net income (1)			52
Combined net income	$9,680	$16,522	$32,310
__________
(1) Results are fully reflected in SMLP's results of operations for the three months ended September 30, 2013 and the nine months ended September 30, 2014.

Unaudited Pro Forma Financial Information. The following unaudited pro forma financial information assumes that:

•	The acquisition of the Bison Gas Gathering system occurred on January 1, 2012. The pro forma results for Bison Midstream were derived from revenues and net income in 2013.

•	The acquisition of Mountaineer Midstream occurred on January 1, 2012. The pro forma results for Mountaineer Midstream were derived from revenues and net income in 2013.

•	The acquisition of Red Rock Gathering occurred on January 1, 2011. The pro forma results reflect actual Red Rock Gathering revenues and net income earned and recognized in 2014 and 2013.

•	The acquisition of the Lonestar assets is immaterial for pro forma purposes and as such has not been reflected below.

•
Pro forma net income for the nine months ended September 30, 2014 has been adjusted to remove the impact of $0.7 million of nonrecurring transaction costs associated with the acquisition of Red Rock Gathering.

•
Pro forma net income for the nine months ended September 30, 2013 has been adjusted to remove the impact of $2.6 million of nonrecurring transaction costs associated with the acquisitions of Bison Midstream and Mountaineer Midstream.

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

	Three months ended September 30, 2013	Nine months ended September 30,
		2014	2013
	(In thousands, except for per-unit amounts)
Total Red Rock Gathering revenues included in consolidated revenues	$12,923	$53,555	$35,957
Total Bison Midstream and Mountaineer Midstream revenues included in consolidated revenues			44,176

Total Red Rock Gathering net income included in consolidated net income	$2,989	$17,689	$5,019
Total Bison Midstream and Mountaineer Midstream net income included in consolidated net income			911

Pro forma total revenues	$76,019	$236,028	$221,616
Pro forma net income	9,003	16,018	27,306

Pro forma common EPU - basic and diluted	$0.15	$0.23	$0.45
Pro forma subordinated EPU - basic and diluted	0.15	0.23	0.45
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
Most of our gas gathering agreements are underpinned by areas of mutual interest and MVCs. Our areas of mutual interest cover over 1.4 million acres in the aggregate, have original terms up to 25 years, and provide that any natural gas produced from wells drilled by our customers within the areas of mutual interest will be shipped on our gathering systems. The MVCs, which totaled 3.9 Tcf at September 30, 2014 and average approximately 1,234 MMcf/d through 2018, are designed to ensure that we will generate a certain amount of revenue from each customer over the life of the respective gas gathering agreement, whether by collecting gathering fees on actual throughput or from cash payments to cover any minimum volume commitment shortfall. Our minimum volume commitments have remaining terms that range from 18 months to 12 years and, as of September 30, 2014, had a weighted-average remaining life of 10.2 years, assuming minimum throughput volumes for the remainder of the term.

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

How We Evaluate Our Operations
We conduct our operations in the midstream sector through four operating segments. However, due to their similar characteristics and how we manage our business, we have aggregated these segments into a single reportable segment for disclosure purposes. Our management uses a variety of financial and operational metrics to analyze our performance. We view these metrics as important factors in evaluating our profitability and review these measurements on a regular basis for consistency and trend analysis. These metrics include:

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

The following table presents certain consolidated and other financial and operating data for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Revenues:
Gathering services and other fees	$55,577	$54,195	$160,479	$148,084
Natural gas, NGLs and condensate sales and other	23,696	22,087	76,242	62,175
Amortization of favorable and unfavorable contracts (1)	(243)	(263)	(693)	(794)
Total revenues	79,030	76,019	236,028	209,465

Costs and expenses:
Cost of natural gas and NGLs	14,430	13,814	46,090	35,217
Operation and maintenance	18,467	19,156	57,507	55,107
General and administrative	8,337	7,508	24,914	22,481
Transaction costs	62	148	675	2,620
Depreciation and amortization	21,036	18,487	61,158	49,201
Total costs and expenses	62,332	59,113	190,344	164,626
Other income (expense)	1	(112)	(3)	(110)
Interest expense	(10,558)	(6,937)	(28,504)	(11,840)
Income before income taxes	6,141	9,857	17,177	32,889
Income tax expense	(28)	(177)	(655)	(579)
Net income	$6,113	$9,680	$16,522	$32,310

Other Financial Data:
EBITDA (2)	$37,977	$35,543	$107,529	$94,721
Adjusted EBITDA (2)	50,272	44,275	144,844	117,899
Capital expenditures	40,810	25,554	104,146	75,196
Acquisitions of gathering systems (3)	10,872	—	315,872	458,914
Distributable cash flow (2)	35,595	32,964	103,995	93,204

Operating Data:
Miles of pipeline (end of period)	2,344	2,265	2,344	2,265
Aggregate average throughput (MMcf/d)	1,465	1,176	1,393	1,109
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
Revenues. For the three months ended September 30, 2014, total revenues increased $3.0 million, or 4%, largely as a result of overall growth at Red Rock Gathering and an increase in gathering services and other fees at Mountaineer Midstream. These increases were partially offset by revenue declines on the DFW Midstream system. Total revenues for the three months ended September 30, 2014 included a $34.7 million contribution from Grand River Gathering (including a $19.0 million contribution from Red Rock Gathering), compared with a $28.7 million contribution in the prior-year period (including a $12.9 million contribution as a result of the Red Rock Drop Down).

For the nine months ended September 30, 2014, total revenues increased $26.6 million, or 13%, largely as a result of overall growth at Red Rock Gathering, an increase in gathering services and other fees at Mountaineer Midstream and an increase in natural gas, NGLs and condensate sales and other at Bison Midstream and DFW Midstream. These increases were partially offset by declines in gathering services and other fees on the DFW Midstream and Bison Midstream systems. Total revenues for the nine months ended September 30, 2014 included a $101.8 million contribution from Grand River Gathering (including a $53.6 million contribution from Red Rock Gathering and as a result of the Red Rock Drop Down), compared with a $84.2 million contribution in the prior-year period (including a $36.0 million contribution as a result of the Red Rock Drop Down). Total revenues for the nine months ended September 30, 2014 included a $16.7 million contribution from Mountaineer Midstream, compared with $4.7 million in the prior-year period. Total revenues for the nine months ended September 30, 2014 included a $47.5 million contribution from Bison Midstream, compared with $39.5 million in the prior-year period.
Costs and Expenses. For the three months ended September 30, 2014, total costs and expenses increased $3.2 million, or 5%, primarily due to an increase in depreciation and amortization expense associated with the buildout of Grand River Gathering and Mountaineer Midstream and an increase in general and administrative expense. Total costs and expenses for the three months ended September 30, 2014 included a $25.0 million contribution from Grand River Gathering (including an $11.5 million contribution from Red Rock Gathering), compared with a $23.1 million contribution in the prior-year period (including a $9.9 million contribution as a result of the Red Rock Drop Down).
For the nine months ended September 30, 2014, total costs and expenses increased $25.7 million, or 16%, primarily due to an increase in depreciation and amortization at Grand River Gathering, Mountaineer Midstream and DFW Midstream and an increase in cost of natural gas and NGLs for Bison Midstream and Red Rock Gathering as well as increases in operation and maintenance expense and general and administrative expense. Total costs and expenses for the nine months ended September 30, 2014 included a $77.3 million contribution from Grand River Gathering (including a $35.9 million contribution from Red Rock Gathering and as a result of the Red Rock Drop Down), compared with a $71.9 million contribution in the prior-year period (including a $30.9 million contribution as a result of the Red Rock Drop Down). Total costs and expenses for the nine months ended September 30, 2014 included a $54.4 million contribution from Bison Midstream, compared with $40.1 million in the prior-year period. Total costs and expenses for the nine months ended September 30, 2014 included a $10.5 million contribution from Mountaineer Midstream, compared with $3.2 million in the prior-year period.
Volumes. Our revenues are primarily attributable to the volume of natural gas that we gather, treat and process and the rates we charge for those services. For the three months ended September 30, 2014, our aggregate throughput volumes increased to an average of 1,465 MMcf/d, compared with an average of 1,176 MMcf/d for the three months ended September 30, 2013. The increase in volume throughput largely reflects the contribution from Mountaineer Midstream and Grand River Gathering as a result of growth at Red Rock Gathering, partially offset by volume throughput declines on the DFW Midstream and legacy Grand River systems.
For the nine months ended September 30, 2014, our aggregate throughput volumes increased to an average of 1,393 MMcf/d, compared with an average of 1,109 MMcf/d for the nine months ended September 30, 2013. The increase in volume throughput largely reflects the contribution from Mountaineer Midstream and Grand River Gathering as a result of growth at Red Rock Gathering, partially offset by volume throughput declines on the DFW Midstream and legacy Grand River systems. Volume throughput on the DFW Midstream system benefited in the prior-year period due to the first quarter 2013 commissioning of an additional compressor which increased throughput capacity on the DFW Midstream system from 410 MMcf/d to 450 MMcf/d.
System Overview. The following table provides information regarding our gathering systems as of September 30.

	Mountaineer Midstream		Bison Midstream		DFW Midstream		Grand River (1)
	2014	2013	2014	2013	2014	2013	2014	2013
Miles of pipeline	49	41	388	330	128	119	1,779	1,775
Total remaining MVC commitment (Bcf)	*	*	22	30	148	286	2,253	2,460
Average daily MVCs through 2018 (MMcf/d)	*	*	12	14	95	147	754	726
Weighted-average remaining contract life (years) (2)	*	*	5.9	6.7	5.4	6.4	11.0	12.0
__________
* Contract terms excluded for confidentiality purposes.

(1) Includes operating data for Red Rock Gathering as of September 30, 2013 as a result of the Red Rock Drop Down.
(2) Based on total remaining MVCs (total remaining MVCs multiplied by average rate).
Mountaineer Midstream. Volume throughput on the Mountaineer Midstream system averaged 416 MMcf/d in the third quarter of 2014, up from 135 MMcf/d in the third quarter of 2013 due to a continuation of active drilling by our anchor customer, Antero and the connection of new wells by third-party gathering systems upstream of the Mountaineer Midstream system. During the third quarter of 2014, throughput capacity on the Mountaineer Midstream system was increased to 1,050 MMcf/d to support Antero’s current and future anticipated drilling activities. The revenues associated with the incremental volume throughput will be driven by higher pressure natural gas gathering services. Volumes are expected to continue to grow on this system throughout the balance of 2014 as new Antero wells are connected by other third parties upstream of our system and as processing capacity at MarkWest’s Sherwood Processing Complex increases from 800 MMcf/d currently, to 1.4 Bcf/d by the third quarter of 2015.
Bison Midstream. Volume throughput on the Bison Midstream system averaged 21 MMcf/d in the third quarter of 2014, up from 17 MMcf/d in the third quarter of 2013. Volume growth resulted from the connections of new pad sites and the utilization of recently installed compression assets. We expect volume growth to continue throughout the balance of 2014 as new pad sites, particularly for Oasis Petroleum Inc., continue to be connected and as the expansion of Bison Midstream’s compression capacity continues to progress. Bison Midstream currently has four compressor expansion projects underway including the construction of two new compressor stations to support producer drilling activity.
DFW Midstream. DFW Midstream volume throughput declined during the three and nine months ended September 30, 2014 primarily reflecting continued natural declines and lack of drilling activity by DFW Midstream's anchor customer, partially offset by the benefit of several customers bringing new wells on line early in the second quarter of 2014. For the nine months ended September 30, 2014, volume throughput was impacted by multiple customers temporarily shutting-in several large pad sites to drill or complete new wells beginning in the third quarter of 2013 and continuing into the third quarter of 2014. While this activity is beneficial over the long term, it can create volume and cash flow volatility over the short term. Volume throughput in the first nine months of 2013 also benefited from the January 2013 commissioning of a compressor, which increased system throughput capacity from 410 MMcf/d to 450 MMcf/d. Given current drilling and completion activity, coupled with producer plans in our service area, DFW Midstream volume throughput is expected to increase throughout the remainder of 2014.
On September 30, 2014, DFW Midstream closed its previously announced acquisition of certain natural gas gathering assets in the Barnett Shale Play, or the Lonestar assets, from Texas Energy Midstream, L.P. for approximately $10.9 million. Due to the timing of the acquisition, DFW Midstream did not receive any volume throughput or EBITDA contribution from the Lonestar assets during the third quarter of 2014. The Lonestar assets are currently gathering approximately 19 MMcf/d under two long-term, fee-based gathering agreements.
Grand River. Grand River system volume throughput during the three and nine months ended September 30, 2014 reflects increases over the prior-year periods as a result of growth at Red Rock Gathering. Red Rock Gathering became part of our Grand River system in connection with the Red Rock Drop Down. Volume throughput from Red Rock Gathering was favorably impacted by new pad site connections for WPX Energy, Inc. and Ursa Resources Group II as well as the March 2014 start-up of a cryogenic processing plant servicing production from Black Hills Corporation. Volume throughput on the legacy Grand River system declined as a result of Encana Corp.'s temporary suspension of drilling activities in the Piceance Basin during 2014.
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

Overview of the Three Months Ended September 30, 2014 and 2013
The following table presents certain consolidated and other financial and operating data for the periods indicated.

	Three months ended September 30,		Percentage Change
	2014	2013
	(Dollars in thousands)
Revenues:
Gathering services and other fees	$55,577	$54,195	3%
Natural gas, NGLs and condensate sales and other	23,696	22,087	7%
Amortization of favorable and unfavorable contracts (1)	(243)	(263)	(8)%
Total revenues	79,030	76,019	4%
Costs and expenses:
Cost of natural gas and NGLs	14,430	13,814	4%
Operation and maintenance	18,467	19,156	(4)%
General and administrative	8,337	7,508	11%
Transaction costs	62	148	(58)%
Depreciation and amortization	21,036	18,487	14%
Total costs and expenses	62,332	59,113	5%
Other income (expense)	1	(112)	*
Interest expense	(10,558)	(6,937)	52%
Income before income taxes	6,141	9,857	(38)%
Income tax expense	(28)	(177)	(84)%
Net income	$6,113	$9,680	(37)%

Other Financial Data:
EBITDA (2)	$37,977	$35,543	7%
Adjusted EBITDA (2)	50,272	44,275	14%
Capital expenditures	40,810	25,554	60%
Acquisition capital expenditures (3)	10,872	—	*
Distributable cash flow (2)	35,595	32,964	8%

Operating Data:
Aggregate average throughput (MMcf/d)	1,465	1,176	25%
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

Operating Data by System. Operating data by system for the three months ended September 30 follows.

	Mountaineer Midstream		Bison Midstream		DFW Midstream		Grand River (1)
	2014	2013	2014	2013	2014	2013	2014	2013
Aggregate average throughput (MMcf/d)	416	135	21	17	361	381	667	643
Average fee per Mcf	*	*	$3.15	$3.85	$0.57	$0.59	$0.42	$0.36
__________
* Contract terms excluded for confidentiality purposes.
(1) Includes contribution from Red Rock Gathering during the three months ended September 30, 2013 due to the common control aspect of the Red Rock Drop Down.
Gathering Services and Other Fees. Gathering services and other fees increased during the three months ended September 30, 2014, largely as a result of volume growth on the Grand River and Mountaineer Midstream systems. The Grand River system increase was primarily driven by growth at Red Rock Gathering, which benefited from the first quarter 2014 commissioning of a gas processing plant and higher margin throughput volumes from certain customers. These increases were partially offset by decreasing volumes at DFW Midstream.
Natural Gas, NGLs and Condensate Sales and Other. The increase in natural gas, NGLs and condensate sales and other for the three months ended September 30, 2014, was primarily a result of increases for Bison Midstream due to increased volumes under percent-of-proceeds arrangements, partially offset by a decline in revenue associated with natural gas retainage sales at DFW Midstream.
Cost of Natural Gas and NGLs. Cost of natural gas and NGLs represents the expenses associated with the percent-of-proceeds and keep-whole arrangements under which the Bison Midstream and Grand River systems sell natural gas purchased from our customers. The increase for the three months ended September 30, 2014 was largely a result of an increase for the Grand River system due to growth at Red Rock Gathering. This increase was partially offset by a decrease at Bison Midstream.
Operation and Maintenance. Operation and maintenance expense decreased during the three months ended September 30, 2014, largely as a result of a $1.5 million decrease in property tax expense and a $1.1 million decline in expenses associated with third-party treatment of volume throughput on the DFW Midstream system to prepare it for transportation on downstream pipelines. In the first quarter of 2014, DFW Midstream commissioned a natural gas treating facility which allowed the Partnership to provide treating services to its customers in lieu of using third-party facilities. These decreases were partially offset by a $0.4 million increase in compression expense, a $0.4 million increase in insurance expense and a $0.3 million increase in salaries, benefits and incentive compensation.
General and Administrative. General and administrative expense increased during the three months ended September 30, 2014, largely as a result of expenses associated with our obligations under Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX") and our adoption of the 2013 Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO 2013"). The substantial majority of these first-year COSO 2013 expenses are not expected to be incurred beyond 2014.
Depreciation and Amortization. The increase in depreciation and amortization expense during the three months ended September 30, 2014 was largely due to the commissioning of a processing plant on the Grand River system and increases in contract amortization on the Grand River and Mountaineer Midstream systems.
Interest Expense. The increase in interest expense during the three months ended September 30, 2014, was primarily driven by our issuance of $300.0 million of 5.50% senior notes in July 2014, partially offset by lower interest expense on our revolving credit facility as a result of the July 2014 partial pay down.

Overview of the Nine Months Ended September 30, 2014 and 2013
The following table presents certain consolidated and other financial and operating data for the periods indicated.

	Nine months ended September 30,		Percentage Change
	2014	2013
	(Dollars in thousands)
Revenues:
Gathering services and other fees	$160,479	$148,084	8%
Natural gas, NGLs and condensate sales and other	76,242	62,175	23%
Amortization of favorable and unfavorable contracts (1)	(693)	(794)	(13)%
Total revenues	236,028	209,465	13%
Costs and expenses:
Cost of natural gas and NGLs	46,090	35,217	31%
Operation and maintenance	57,507	55,107	4%
General and administrative	24,914	22,481	11%
Transaction costs	675	2,620	(74)%
Depreciation and amortization	61,158	49,201	24%
Total costs and expenses	190,344	164,626	16%
Other income (expense)	(3)	(110)	*
Interest expense	(28,504)	(11,840)	141%
Income before income taxes	17,177	32,889	(48)%
Income tax expense	(655)	(579)	13%
Net income	$16,522	$32,310	(49)%

Other Financial Data:
EBITDA (2)	$107,529	$94,721	14%
Adjusted EBITDA (2)	144,844	117,899	23%
Capital expenditures	104,146	75,196	38%
Acquisition capital expenditures (3)	315,872	458,914	(31)%
Distributable cash flow (2)	103,995	93,204	12%

Operating Data:
Aggregate average throughput (MMcf/d)	1,393	1,109	26%
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

Operating Data by System. Operating data by system for the nine months ended September 30 follows.

	Mountaineer Midstream (1)		Bison Midstream (2)		DFW Midstream		Grand River (3)
	2014	2013	2014	2013	2014	2013	2014	2013
Aggregate average throughput (MMcf/d)	357	50	16	14	353	398	667	647
Average fee per Mcf	*	*	$3.68	$3.98	$0.59	$0.59	$0.40	$0.34
__________
* Contract terms excluded for confidentiality purposes.
(1) Gathering system was acquired by SMLP on June 21, 2013. For the period beginning with SMLP's ownership through September 30, 2013, average throughput was 134 MMcf/d.
(2) Includes contribution from Bison Midstream during the period from February 16, 2013 to June 4, 2013 due to the common control aspect of the Bison Drop Down. For the period of SMLP's common control ownership in 2013, average throughput was 17 MMcf/d.
(3) Includes contribution from Red Rock Gathering during the nine months ended September 30, 2013 and the period from January 1, 2014 to March 18, 2014 due to the common control aspect of the Red Rock Drop Down.
Gathering Services and Other Fees. Gathering services and other fees increased during the nine months ended September 30, 2014, and were driven by growth at Grand River Gathering, including the first quarter 2014 commissioning of a natural gas processing plant, and our acquisition of the Mountaineer Midstream system in June 2013. The year-over-year increase on the Grand River system was largely due to the proportionate contribution of higher margin throughput volumes from certain customers. Bison Midstream also contributed to the increase. These increases were partially offset by the continued natural decline in volumes and lack of producer drilling activity on the DFW Midstream system.
Natural Gas, NGLs and Condensate Sales and Other. The increase in natural gas, NGLs and condensate sales and other for the nine months ended September 30, 2014, was primarily a result of increased volumes under percent-of-proceeds arrangements on the Bison Midstream system and an increase as a result of growth at Red Rock Gathering, partially offset by a decline in revenue associated with natural gas retainage sales at DFW Midstream.
Cost of Natural Gas and NGLs. Cost of natural gas and NGLs represents the expenses associated with the percent-of-proceeds and keep-whole arrangements under which the Bison Midstream and Grand River Gathering systems sell natural gas purchased from our customers. The increase in the nine months ended September 30, 2014 was primarily a result of the contribution from the Bison Midstream system. Growth at Red Rock Gathering also contributed to the increase.
Operation and Maintenance. Operation and maintenance expense increased during the nine months ended September 30, 2014, largely as a result of a $2.3 million increase in salaries, benefits and incentive compensation, a $1.1 million increase in insurance expense, a $0.7 million increase in chemicals expense, $0.4 million for field communications and meters at Bison Midstream and a $0.6 million increase in utilities expense for Grand River Gathering. These increases were partially offset by a $2.8 million decline in third-party natural gas treating expenses at DFW Midstream and an $0.8 million decrease in property tax expense.
General and Administrative. General and administrative expense increased during the nine months ended September 30, 2014, largely as a result of an increase in salaries, benefits and incentive compensation primarily as a result of increased head count, an increase in professional expenses associated with our ongoing SOX compliance and our adoption of COSO 2013 as noted earlier as well as an increase in rent expense to support the Partnership's growth.
Transaction Costs. Transaction costs for the nine months ended September 30, 2014, primarily related to financial and legal advisory costs associated with the Red Rock Drop Down. Transaction costs for the nine months ended September 30, 2013, primarily related to financial and legal advisory costs associated with the Bison Drop Down and our acquisition of Mountaineer Midstream.
Depreciation and Amortization. The increase in depreciation and amortization expense during the nine months ended September 30, 2014 was largely driven by an increase in contract amortization and assets placed into service on the Grand River, Mountaineer Midstream and Bison Midstream systems.
Interest Expense. The increase in interest expense during the nine months ended September 30, 2014, was primarily driven by our issuance of $300.0 million of 7.50% senior notes in June 2013, our issuance of 5.50% senior notes in July 2014, and a higher average outstanding balance on our revolving credit facility as a result of our June 2013 and March 2014 borrowings to partially fund the Partnership's acquisition capital expenditures. We used the proceeds from our July 2014 5.50% senior notes offering to partially pay down our revolving credit facility which decreased the related interest expense.

Non-GAAP Financial Measures
EBITDA, adjusted EBITDA and distributable cash flow are not financial measures presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). We define EBITDA as net income, plus interest expense, income tax expense, and depreciation and amortization, less interest income and income tax benefit. We define adjusted EBITDA as EBITDA plus unit-based compensation, adjustments related to MVC shortfall payments and loss on asset sales, less gain on asset sales. We define distributable cash flow as adjusted EBITDA plus cash interest income, less cash interest paid, senior notes interest, cash taxes paid and maintenance capital expenditures.
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

•
although depreciation and amortization are noncash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA, adjusted EBITDA and distributable cash flow do not reflect any cash requirements for such replacements; and

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

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands)
Reconciliation of Net Income to EBITDA, Adjusted EBITDA and Distributable Cash Flow:
Net income	$6,113	$9,680	$16,522	$32,310
Add:
Interest expense	10,558	6,937	28,504	11,840
Income tax expense	28	177	655	579
Depreciation and amortization	21,036	18,487	61,158	49,201
Amortization of favorable and unfavorable contracts	243	263	693	794
Less:
Interest income	1	1	3	3
EBITDA (1)	$37,977	$35,543	$107,529	$94,721
Add:
Unit-based compensation	1,075	952	3,499	2,354
Adjustments related to MVC shortfall payments (2)	11,220	7,667	33,810	20,711
Loss on asset sales	—	113	6	113
Adjusted EBITDA (1)	$50,272	$44,275	$144,844	$117,899
Add:
Interest income	1	1	3	3
Less:
Cash interest paid	12,626	2,534	29,779	6,548
Senior notes interest (3)	(2,142)	5,625	(3,017)	6,500
Cash taxes paid	—	—	—	660
Maintenance capital expenditures (4)	4,194	3,153	14,090	10,990
Distributable cash flow	$35,595	$32,964	$103,995	$93,204
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
(3) Senior notes interest represents the net of interest expense accrued and paid during the period. Interest on the $300.0 million 5.5% senior notes is paid in cash semi-annually in arrears on February 15 and August 15 until maturity in August 2022. Interest on the $300.0 million 7.5% senior notes is paid in cash semi-annually in arrears on January 1 and July 1 until maturity in July 2021.
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

	Nine months ended September 30,
	2014	2013
	(In thousands)
Reconciliation of Net Cash Provided by Operating Activities to EBITDA, Adjusted EBITDA and Distributable Cash Flow:
Net cash provided by operating activities (1)	$111,073	$102,660
Add:
Interest expense (2)	26,534	10,249
Income tax expense	655	579
Changes in operating assets and liabilities	(27,225)	(16,297)
Less:
Unit-based compensation	3,499	2,354
Interest income	3	3
Loss on asset sales	6	113
EBITDA (1)	$107,529	$94,721
Add:
Unit-based compensation	3,499	2,354
Adjustments related to MVC shortfall payments (3)	33,810	20,711
Loss on asset sales	6	113
Adjusted EBITDA (1)	$144,844	$117,899
Add:
Interest income	3	3
Less:
Cash interest paid	29,779	6,548
Senior notes interest (4)	(3,017)	6,500
Cash taxes paid	—	660
Maintenance capital expenditures (5)	14,090	10,990
Distributable cash flow	$103,995	$93,204
__________
(1) Includes transaction costs. These unusual and non-recurring expenses are settled in cash. For additional information, see "Results of Operations" above.
(2) Interest expense presented in the cash flow-basis non-GAAP reconciliation above differs from the interest expense presented in the net income-basis non-GAAP reconciliation presented earlier due to adjustments for amortization of deferred loan costs. For the nine months ended September 30, 2014, interest expense excluded $2.0 million of amortization of deferred loan costs. For the nine months ended September 30, 2013, interest expense excluded $1.6 million of amortization of deferred loan costs.
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
(4) Senior notes interest represents the net of interest expense accrued and paid during the period. Interest on the $300.0 million 5.5% senior notes is paid in cash semi-annually in arrears on February 15 and August 15 until maturity in August 2022. Interest on the $300.0 million 7.5% senior notes is paid in cash semi-annually in arrears on January 1 and July 1 until maturity in July 2021.
(5) Maintenance capital expenditures are cash expenditures (including expenditures for the addition or improvement to, or the replacement of, our capital assets or for the acquisition of existing, or the construction or development of new, capital assets) made to maintain our long-term operating income or operating capacity.

Liquidity and Capital Resources
In September 2014, an affiliate of Summit Investments completed an underwritten public offering of 4,347,826 SMLP common units pursuant to an effective shelf registration statement on Form S-3 previously filed with the SEC. We did not receive any proceeds from the September 2014 Equity Offering.
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
In November 2013, our shelf registration statement became effective, allowing us to issue up to $1.2 billion of equity and debt securities in primary offerings as well as all of the 14,691,397 common units held by Summit Investments in accordance with our obligations under several registration rights agreements. Following the March 2014 Equity Offering and the September 2014 Equity Offering, up to $1.0 billion of equity and debt securities in primary offerings and 5,293,571 common units may be issued pursuant to this shelf registration statement.
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
Long-Term Debt
Revolving Credit Facility. We have a $700.0 million senior secured revolving credit facility. The revolving credit facility is secured by the membership interests of Summit Holdings and those of its subsidiaries. Substantially all of Summit Holdings' and its subsidiaries' assets are pledged as collateral under the revolving credit facility. The facility, and Summit Holdings' obligations, are guaranteed by SMLP and each of its subsidiaries. At our option, borrowings under the revolving credit facility bear interest at a variable rate per annum equal to either (i) the London InterBank Offered Rate plus the applicable margin ranging from 1.75% to 2.75% or (ii) a base rate plus the applicable margin ranging from 0.75% to 1.75%. As of September 30, 2014, the outstanding balance of the revolving credit facility was $175.0 million and the unused portion totaled $525.0 million. We used the proceeds from our July 2014 offering of senior notes to pay down $295.2 million of our revolving credit facility.
As of September 30, 2014, we were in compliance with the covenants in the revolving credit facility. There were no defaults or events of default during the three months ended September 30, 2014. See Note 5 to the unaudited condensed consolidated financial statements for additional information.
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
Our 5.5% and 7.5% senior notes are senior, unsecured obligations, rank equally in right of payment with all of our existing and future senior obligations and are effectively subordinated in right of payment to all of our secured indebtedness, to the extent of the collateral securing such indebtedness. The Guarantors have fully and unconditionally and jointly and severally guaranteed the senior notes. SMLP has no independent assets or operations. Summit Holdings has no assets or operations other than its ownership of its wholly owned subsidiaries and activities associated with its borrowings under the revolving credit facility and the senior notes. Finance Corp. has no independent assets or operations and was formed for the sole purpose of being a co-issuer of certain of Summit Holdings' indebtedness, including the senior notes. There are no significant restrictions on the ability of SMLP or Summit Holdings to obtain funds from its subsidiaries by dividend or loan.
There were no defaults or events of default during the nine months ended September 30, 2014. For additional information, see Note 5 to the unaudited condensed consolidated financial statements.
Cash Flows
The components of the change in cash and cash equivalents were as follows:

	Nine months ended September 30,
	2014	2013
	(In thousands)
Net cash provided by operating activities	$111,073	$102,660
Net cash used in investing activities	(419,994)	(484,611)
Net cash provided by financing activities	302,697	386,137
Change in cash and cash equivalents	$(6,224)	$4,186
Operating activities. Cash flows from operating activities increased by $8.4 million for the nine months ended September 30, 2014 largely due to cash received as a result of MVCs.
Investing activities. Cash flows used in investing activities for the nine months ended September 30, 2014 reflect the Partnership's acquisition of Red Rock Gathering from an affiliate of Summit Investments. Additional expenditures in the nine months ended September 30, 2014 primarily reflect construction of a processing plant on the Grand River Gathering system, projects to expand compression capacity on the Bison Midstream system, adding pipeline on the Mountaineer Midstream system, the February 2014 commissioning of a new natural gas treating facility on the DFW Midstream system and the purchase of the Lonestar assets on September 30, 2014.
Cash flows used in investing activities for the nine months ended September 30, 2013 were largely due to the acquisitions of Bison Midstream and Mountaineer Midstream. Additional expenditures in 2013 reflect the construction of seven miles of new gathering pipeline across the DFW Midstream system and the acquisition of previously leased compression assets on the Grand River system. We also commissioned a new compressor unit on the DFW Midstream system in January 2013. Development activities also included construction projects to connect new receipt points on the Bison Midstream and DFW Midstream systems and to expand compression capacity on the Bison Midstream system. We also began construction on a new 150 gallon per minute natural gas treating facility on the DFW Midstream system, which was commissioned in the first quarter of 2014.

Financing activities. Details of cash flows provided by financing activities for the nine months ended September 30, 2014 and 2013, were as follows:

	Nine months ended September 30,
	2014	2013
	(In thousands)
Cash flows from financing activities:
Distributions to unitholders	$(88,702)	$(65,089)
Borrowings under revolving credit facility	204,295	360,000
Repayments under revolving credit facility	(315,295)	(294,180)
Deferred loan costs	(5,226)	(7,788)
Tax withholdings on vested SMLP LTIP awards	(656)	—
Proceeds from issuance of common units	197,879	—
Contribution from general partner	4,235	—
Cash advance from (to) Summit Investments to (from) contributed subsidiaries, net	1,982	(3,057)
Expenses paid by Summit Investments on behalf of contributed subsidiaries	4,413	8,208
Issuance of senior notes	300,000	300,000
Issuance of units to affiliate in connection with the Mountaineer Acquisition	—	100,000
Repurchase of equity-based compensation awards	(228)	(11,957)
Net cash provided by financing activities	$302,697	$386,137
Net cash provided by financing activities for the nine months ended September 30, 2014 was primarily composed of the following:

•
Proceeds from the July 2014 issuance of 5.5% senior notes, the net of which was used to pay down our revolving credit facility. We incurred loan costs of $5.1 million in connection with their issuance which will be amortized over the life of the 5.5% senior notes;

•	Borrowings of $100.0 million under our revolving credit facility to partially fund the Red Rock Drop Down;

•	Net proceeds from the March 2014 Equity Offering which was used to partially fund the Red Rock Drop Down; and

•	Distributions declared in respect of the second quarter of 2014, the first quarter of 2014, and the fourth quarter of 2013 (paid in the first quarter of 2014).
Net cash provided by financing activities for the nine months ended September 30, 2013 was primarily composed of the following:

•	Distributions declared in respect of the second quarter of 2013, the first quarter of 2013, and the fourth quarter of 2012 (paid in the first quarter of 2013);

•	Borrowings under our revolving credit facility, of which $200.0 million was used to partially fund the Bison Drop Down and $110.0 million was used to partially fund the Mountaineer Acquisition;

•
Proceeds from the June 2013 issuance of 7.5% senior notes, the net of which was used to pay down our revolving credit facility. We incurred loan costs of $7.3 million in connection with the senior notes issuance which will be amortized over the life of the 7.5% senior notes;

•	Payments of $294.2 million on our revolving credit facility, all of which was funded by the June 2013 issuance of 7.5% senior notes;

•	Issuance of $98.0 million of common units and $2.0 million of general partner interests to Summit Investments for cash to partially fund the Mountaineer Acquisition; and

•	Our repurchase of the remaining vested DFW Net Profits Interests.

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
Contractual Obligations Update
In July 2014, we replaced $295.2 million of outstanding indebtedness under our revolving credit facility with the net proceeds from our public offering of $300.0 million of 5.5% senior unsecured notes due August 2022. The impact of this transaction increased our annual interest expense obligation by approximately $10.5 million (using the September 30, 2014 revolving credit facility rate and the 5.5% senior notes rate, assuming no change in outstanding principal) and extended the maturity from November 2018 to August 2022.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of or during the nine months ended September 30, 2014.

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
There have been no changes in the accounting methodology for items that we have identified as critical accounting estimates during the nine months ended September 30, 2014.
Goodwill. We evaluate goodwill for impairment annually on September 30. We also evaluate goodwill whenever events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill. We have three reporting units which have goodwill: (i) Grand River Gathering, (ii)

Bison Midstream and (iii) Mountaineer Midstream. We have aggregated the Red Rock Gathering reporting unit with the reporting unit of its parent, Grand River Gathering.
We test goodwill for impairment using a two-step quantitative test. In the first step, we compare the fair value of the reporting unit to its carrying value, including goodwill. If the reporting unit’s fair value exceeds its carrying value, including goodwill, we conclude that the goodwill of the reporting unit has not been impaired and no further work is performed. If we determine that the reporting unit’s carrying value, including goodwill, exceeds its fair value, we proceed to step two. In step two, we compare the carrying value of the reporting unit, including goodwill, to its implied fair value. If we determine that the carrying value of a reporting unit, including goodwill, exceeds its implied fair value, we recognize the excess of the carrying value over the implied fair value as a goodwill impairment loss.
We performed our annual goodwill impairment analysis as of September 30, 2014. To complete step one of the evaluation, we utilized significant estimates and assumptions in developing enterprise values for:

•
the Grand River Gathering reporting unit (acquired in October 2011), which includes Red Rock Gathering (acquired in March 2014 from an affiliate of Summit Investments, which acquired the underlying gas gathering system in October 2012);

•	the Bison Midstream reporting unit (acquired in June 2013 from an affiliate of Summit Investments, which acquired the underlying gas gathering system in February 2013); and

•	the Mountaineer Midstream reporting unit (acquired in June 2013).
Furthermore, because the Bison Drop Down and the Red Rock Drop Down were determined to be transactions among entities under common control, we recognized the assets acquired and the liabilities assumed in connection with those drop down transactions at historical cost at the time of the respective drop down transaction.
To estimate the enterprise value, we utilized two valuation methodologies: the market approach and the income approach. The most significant estimates and assumptions inherent within these two valuation methodologies were:

•	selection of the discount rate;

•	guideline public companies;

•	market multiples;

•	weighted-average cost of capital;

•	weighting of the income and market approaches;

•	growth rates; and

•	the expected levels of throughput volume gathered.
Changes in the above and other assumptions could materially affect the calculated amount of enterprise value for any of our reporting units.
We determined that the fair value of the Grand River Gathering and Mountaineer Midstream reporting units substantially exceeded their carrying value, including goodwill. While we have determined that the fair value of the Bison Midstream reporting unit also exceeded its carrying value, including goodwill, and therefore did not require evaluation under step two, the fair value of the Bison Midstream reporting unit did not exceed its carrying value, including goodwill, by a substantial amount. As of September 30, 2014, the Bison Midstream reporting unit had been allocated goodwill of $54.2 million. Because the fair values of all three reporting units exceeded their carrying values, including goodwill, there have been no impairments of goodwill in connection with our 2014 annual goodwill impairment test.
See Notes 1, 4, 6 and 12 to the unaudited condensed consolidated financial statements for additional information.
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
A hypothetical 1.0% increase (decrease) in interest rates would have increased (decreased) our interest expense by approximately $2.3 million for the nine months ended September 30, 2014.
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
Changes in Internal Control Over Financial Reporting
There have not been any changes in SMLP’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third fiscal quarter of 2014 that have materially affected, or are reasonably likely to materially affect, SMLP's internal control over financial reporting.

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

4.2
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
** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as

amended, and otherwise are not subject to liability under those sections. The financial information contained in the XBRL (eXtensible Business Reporting Language)-related documents is unaudited and unreviewed.
(1) Includes the following materials contained in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Partners' Capital, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Summit Midstream Partners, LP
(Registrant)

By: Summit Midstream GP, LLC (its general partner)

November 7, 2014	/s/ Matthew S. Harrison
Matthew S. Harrison, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)