Form 10-Q
period 2015-03-31
Summit Midstream Partners, LP
filed 2015-05-06
CIK 1549922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 001-35666
Summit Midstream Partners, LP
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	45-5200503 (I.R.S. Employer Identification No.)

1790 Hughes Landing Blvd, Suite 500 The Woodlands, TX (Address of principal executive offices)	77380 (Zip Code)

(832) 413-4770 (Registrant’s telephone number, including area code)

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	As of April 30, 2015
Common Units	34,495,468 units
Subordinated Units	24,409,850 units
General Partner Units	1,200,651 units

i

FORWARD-LOOKING STATEMENTS
Investors are cautioned that certain statements contained in this report as well as in periodic press releases and certain oral statements made by our officials during our presentations are “forward-looking” statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain the words “expect,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “will be,” “will continue,” “will likely result,” and similar expressions, or future conditional verbs such as “may,” “will,” “should,” “would,” and “could.” In addition, any statement concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions taken by us or our subsidiaries, are also forward-looking statements. These forward-looking statements involve external risks and uncertainties, including, but not limited to, those described under Part II—Item 1A. Risk Factors included herein.
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

iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$13,096	$26,428
Accounts receivable	44,069	83,612
Other current assets	2,371	3,289
Total current assets	59,536	113,329
Property, plant and equipment, net	1,234,229	1,235,652
Intangible assets, net	456,930	466,866
Goodwill	61,689	61,689
Other noncurrent assets	16,604	17,338
Total assets	$1,828,988	$1,894,874

Liabilities and Partners' Capital
Current liabilities:
Trade accounts payable	$10,466	$12,852
Due to affiliate	826	2,711
Deferred revenue	2,377	2,377
Ad valorem taxes payable	3,882	8,717
Accrued interest	7,733	18,858
Other current liabilities	7,917	11,939
Total current liabilities	33,201	57,454
Long-term debt	796,000	808,000
Unfavorable gas gathering contract, net	5,402	5,577
Deferred revenue	58,984	55,239
Other noncurrent liabilities	1,536	1,715
Total liabilities	895,123	927,985
Commitments and contingencies

Common limited partner capital (34,495 units issued and outstanding at March 31, 2015 and 34,427 units issued and outstanding at December 31, 2014)	630,241	649,060
Subordinated limited partner capital (24,410 units issued and outstanding at March 31, 2015 and December 31, 2014)	279,524	293,153
General partner interests (1,201 units issued and outstanding at March 31, 2015 and December 31, 2014)	24,100	24,676
Total partners' capital	933,865	966,889
Total liabilities and partners' capital	$1,828,988	$1,894,874
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2015	2014
	(In thousands, except per-unit amounts)
Revenues:
Gathering services and other fees	$56,054	$50,072
Natural gas, NGLs and condensate sales and other	12,776	26,356
Amortization of favorable and unfavorable contracts	(251)	(226)
Total revenues	68,579	76,202
Costs and expenses:
Cost of natural gas and NGLs	6,695	15,281
Operation and maintenance	17,429	19,181
General and administrative	8,351	7,886
Transaction costs	—	537
Depreciation and amortization	22,143	19,642
Total costs and expenses	54,618	62,527
Other income	1	1
Interest expense	(12,118)	(7,144)
Income before income taxes	1,844	6,532
Income tax expense	(177)	(159)
Net income	$1,667	$6,373
Less: net income attributable to Summit Investments	—	2,828
Net income attributable to SMLP	1,667	3,545
Less: net income attributable to general partner, including IDRs	1,568	431
Net income attributable to limited partners	$99	$3,114

Earnings per limited partner unit:
Common unit – basic	$0.00	$0.08
Common unit – diluted	$0.00	$0.08
Subordinated unit – basic and diluted	$0.00	$0.02

Weighted-average limited partner units outstanding:
Common units – basic	34,439	29,912
Common units – diluted	34,585	30,068
Subordinated units – basic and diluted	24,410	24,410

Cash distributions declared and paid per common unit	$0.560	$0.480
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

	Partners' capital			Summit Investments' equity in contributed subsidiaries
	Limited partners		General partner
	Common	Subordinated			Total
	(In thousands)
Partners' capital, January 1, 2014	$566,532	$379,287	$23,324	$232,594	$1,201,737
Net income	1,741	1,373	431	2,828	6,373
Distributions to unitholders	(13,958)	(11,717)	(691)	—	(26,366)
Unit-based compensation	1,063	—	—	—	1,063
Tax withholdings on vested SMLP LTIP awards	(656)	—	—	—	(656)
Issuance of common units, net of offering costs	198,095	—	—	—	198,095
Contribution from general partner	—	—	4,235	—	4,235
Purchase of Red Rock Gathering	—	—	—	(305,000)	(305,000)
Excess of purchase price over acquired carrying value of Red Rock Gathering	(36,228)	(25,691)	(1,264)	63,183	—
Cash advance from Summit Investments to contributed subsidiaries	—	—	—	1,982	1,982
Expenses paid by Summit Investments on behalf of contributed subsidiaries	—	—	—	4,413	4,413
Partners' capital, March 31, 2014	$716,589	$343,252	$26,035	$—	$1,085,876

Partners' capital, January 1, 2015	$649,060	$293,153	$24,676	$—	$966,889
Net income	58	41	1,568	—	1,667
Distributions to unitholders	(19,279)	(13,670)	(2,144)	—	(35,093)
Unit-based compensation	1,312	—	—	—	1,312
Tax withholdings on vested SMLP LTIP awards	(910)	—	—	—	(910)
Partners' capital, March 31, 2015	$630,241	$279,524	$24,100	$—	$933,865

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income	$1,667	$6,373
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,394	19,868
Amortization of deferred loan costs	791	604
Unit-based compensation	1,312	1,063
Changes in operating assets and liabilities:
Accounts receivable	39,543	20,773
Trade accounts payable	(1,681)	5,949
Due to affiliate	1,056	390
Change in deferred revenue	3,745	3,727
Ad valorem taxes payable	(4,835)	(4,305)
Accrued interest	(11,125)	(6,404)
Other, net	(3,326)	471
Net cash provided by operating activities	49,541	48,509
Cash flows from investing activities:
Capital expenditures	(11,914)	(40,100)
Acquisition of gathering system from affiliate	(2,941)	(305,000)
Net cash used in investing activities	(14,855)	(345,100)

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Three months ended March 31,
	2015	2014
	(In thousands)
Cash flows from financing activities:
Distributions to unitholders	(35,093)	(26,366)
Borrowings under revolving credit facility	14,000	125,000
Repayments under revolving credit facility	(26,000)	(20,000)
Deferred loan costs	(15)	(65)
Tax withholdings on vested SMLP LTIP awards	(910)	(656)
Proceeds from issuance of common units, net	—	198,095
Contribution from general partner	—	4,235
Cash advance from Summit Investments to contributed subsidiaries, net	—	1,982
Expenses paid by Summit Investments on behalf of contributed subsidiaries	—	4,413
Net cash (used in) provided by financing activities	(48,018)	286,638
Net change in cash and cash equivalents	(13,332)	(9,953)
Cash and cash equivalents, beginning of period	26,428	20,357
Cash and cash equivalents, end of period	$13,096	$10,404

Supplemental cash flow disclosures:
Cash interest paid	$22,812	$14,308
Less: capitalized interest	341	1,358
Interest paid (net of capitalized interest)	$22,471	$12,950

Noncash investing and financing activities:
Capital expenditures in trade accounts payable (period-end accruals)	$5,655	$8,170
Excess of purchase price over acquired carrying value of Red Rock Gathering	—	63,183
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION, BUSINESS OPERATIONS AND PRESENTATION AND CONSOLIDATION
Organization. Summit Midstream Partners, LP ("SMLP" or the "Partnership"), a Delaware limited partnership, is a growth-oriented limited partnership focused on developing, owning and operating midstream energy infrastructure assets that are strategically located in the core producing areas of unconventional resource basins, primarily shale formations, in North America.
SMLP and its subsidiaries are managed and operated by the board of directors and executive officers of Summit Midstream GP, LLC (the "general partner"). Summit Investments, as the ultimate owner of our general partner, controls us and has the right to appoint the entire board of directors of our general partner, including our independent directors. Our operations are conducted through, and our operating assets are owned by, various wholly-owned operating subsidiaries. Neither SMLP nor its subsidiaries have any employees. All of the personnel that conduct our business are employed by the general partner and its subsidiaries, but these individuals are sometimes referred to as our employees.
As of March 31, 2015, Summit Midstream Partners Holdings, LLC ("SMP Holdings"), a wholly owned subsidiary of Summit Investments, held 5,293,571 SMLP common units, all of our subordinated units, all of our general partner units representing a 2% general partner interest in SMLP and all of our incentive distribution rights ("IDRs").
Business Operations. We provide natural gas gathering, treating and processing services pursuant to primarily long-term and fee-based, natural gas gathering and processing agreements with our customers. Our results are driven primarily by the volumes of natural gas that we gather, treat and process across our systems. Our gathering and processing systems and the unconventional resource basins in which they operate as of March 31, 2015 were as follows:

•
Mountaineer Midstream gathering system ("Mountaineer Midstream"), a natural gas gathering system, operating in the Appalachian Basin, which includes the Marcellus Shale formation in northern West Virginia;

•
Bison Midstream, LLC ("Bison Midstream"), an associated natural gas gathering system, operating in the Williston Basin, which includes the Bakken and Three Forks shale formations in northwestern North Dakota;

•	DFW Midstream Services LLC ("DFW Midstream"), a natural gas gathering system, operating in the Fort Worth Basin, which includes the Barnett Shale formation in north-central Texas; and

•
Grand River Gathering, LLC ("Grand River Gathering"), a natural gas gathering and processing system, operating in the Piceance Basin, which includes the Mesaverde formation and the Mancos and Niobrara shale formations in western Colorado and eastern Utah.

Our operating subsidiaries, which are wholly owned by our wholly owned subsidiary, Summit Midstream Holdings, LLC ("Summit Holdings"), are DFW Midstream (which includes Mountaineer Midstream), Bison Midstream and Grand River Gathering. All of our operating subsidiaries are midstream energy companies focused on the development, construction and operation of natural gas gathering and processing systems.
Presentation and Consolidation. We prepare our unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These principles are established by the Financial Accounting Standards Board (the "FASB"). The unaudited condensed consolidated financial statements include the assets, liabilities, and results of operations of SMLP and its subsidiaries. All intercompany transactions among the consolidated entities have been eliminated in consolidation.
We make estimates and assumptions that affect the reported amounts of assets and liabilities at the balance sheet dates, including fair value measurements, the reported amounts of revenue and expense, and the disclosure of contingencies. Although management believes these estimates are reasonable, actual results could differ from its estimates.
These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and the regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. We believe that the disclosures made are adequate to make the information not misleading. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, including normal recurring accruals, which are necessary to fairly present the consolidated balance sheets as of March 31, 2015, the consolidated statements of operations for the three-month periods ended March 31, 2015 and 2014, and the consolidated statements of partners' capital and cash flows for the three-month periods ended March 31, 2015 and 2014. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto that are included in our annual report on Form 10-K for the year ended December 31, 2014 as filed with the SEC on March 2, 2015 (the "2014 Annual Report"). The results of operations for an interim period are not necessarily indicative of results expected for a full year.
SMLP acquired Red Rock Gathering Company, LLC ("Red Rock Gathering"), a natural gas gathering and processing system operating in the Piceance Basin, from a subsidiary of Summit Investments in March 2014. SMLP recognized its acquisition of Red Rock Gathering (the "Red Rock Drop Down") at Summit Investments' historical cost because the acquisition was executed by entities under common control. The excess of the purchase price paid by SMLP over Summit Investments' net investment in Red Rock Gathering was recognized as a reduction to partners' capital. Due to the common control aspect, the Red Rock Drop Down was accounted for by the Partnership on an “as-if pooled” basis for the periods during which common control existed. For the purposes of these unaudited condensed consolidated financial statements, SMLP's results of operations reflect the results of operations of Red Rock Gathering for all periods presented.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Other Significant Accounting Policies. For information on our other significant accounting policies, see Note 2 of the consolidated financial statements included in the 2014 Annual Report.
Recent Accounting Pronouncements. Accounting standard setters frequently issue new or revised accounting rules. We review new pronouncements to determine the impact, if any, on our financial statements. There are currently no recent pronouncements that have been issued that we believe may materially affect our financial statements, except as noted below.
In May 2014, the FASB released a joint revenue recognition standard, Accounting Standards Update No. 2014-09 ("ASC Update 2014-09"). Under ASC Update 2014-09, revenue will be recognized under a five-step model: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to performance obligations; and (v) recognize revenue when (or as) we satisfy a performance obligation. This new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and interim and annual periods thereafter. Early adoption is not permitted. We are currently in the process of evaluating the impact of this update.
In April 2015, the FASB issued Accounting Standards Update No. 2015-03 ("ASC Update 2015-30") Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. Under ASC Update 2015-03, entities that have historically presented debt issuance costs as an asset, related to a recognized debt liability, will be required to present those costs as a direct deduction from the carrying amount of that debt liability. This presentation will result in debt issuance cost being presented the same way debt discounts have historically been handled. This new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, and interim and annual periods thereafter. Early adoption is permitted. We are currently in the process of evaluating the impact of this update.

3. SEGMENT INFORMATION
As of March 31, 2015, our reportable segments are:

•	the Marcellus Shale, which is served by Mountaineer Midstream;

•	the Williston Basin, which is served by Bison Midstream;

•	the Barnett Shale, which is served by DFW Midstream; and

•	the Piceance Basin, which is served by Grand River Gathering.

Each of our reportable segments provides midstream services in a specific geographic area. The assets of our reportable segments consist of natural gas gathering and processing systems and related plant and equipment.
Our reportable segments reflect the way in which we internally report the financial information used to make decisions and allocate resources in connection with our operations. In the first quarter of 2015, we combined our Red Rock Gathering operating segment with the Grand River Gathering operating segment to become one operating segment serving the Piceance Basin. Prior to 2015, we aggregated the Red Rock Gathering and Grand River Gathering operating segments into the Piceance Basin reportable segment.
Corporate represents those revenues and expenses that are not specifically attributable to a reportable segment, not individually reportable, or that have not been allocated to our reportable segments. In the first quarter of 2015, we discontinued allocating certain general and administrative expenses, primarily salaries, benefits, incentive compensation and rent expense, to our operating segments.
Assets by reportable segment follow.

	March 31,	December 31,
	2015	2014
	(In thousands)
Assets:
Marcellus Shale	$243,391	$243,884
Williston Basin	296,870	311,041
Barnett Shale	425,142	428,935
Piceance Basin	843,054	872,437
Total reportable segment assets	1,808,457	1,856,297
Corporate	20,531	38,577
Total assets	$1,828,988	$1,894,874
Revenues by reportable segment follow.

	Three months ended March 31,
	2015	2014
	(In thousands)
Revenues:
Marcellus Shale	$7,840	$5,356
Williston Basin	8,908	16,763
Barnett Shale	23,897	23,037
Piceance Basin	27,934	31,046
Total reportable segment revenues and total revenues	$68,579	$76,202
Depreciation and amortization by reportable segment follow.

	Three months ended March 31,
	2015	2014
	(In thousands)
Depreciation and amortization:
Marcellus Shale	$2,168	$1,801
Williston Basin	4,698	4,250
Barnett Shale	3,906	3,638
Piceance Basin	11,205	9,811
Total reportable segments	21,977	19,500
Corporate	166	142
Total depreciation and amortization	$22,143	$19,642

Capital expenditures by reportable segment follow.

	Three months ended March 31,
	2015	2014
	(In thousands)
Capital expenditures:
Marcellus Shale	$496	$4,431
Williston Basin	4,934	10,941
Barnett Shale	893	7,721
Piceance Basin	5,193	16,970
Total reportable segments	11,516	40,063
Corporate	398	37
Total capital expenditures	$11,914	$40,100
We assess the performance of our reportable segments based on segment adjusted EBITDA. We define segment adjusted EBITDA as total revenues less total costs and expenses; plus (i) other income excluding interest income, (ii) depreciation and amortization, (iii) adjustments related to minimum volume commitment ("MVC") shortfall payments, (iv) impairments and (v) other noncash expenses or losses, less other noncash income or gains. Segment adjusted EBITDA excludes the effect of allocated corporate expenses, such as certain general and administrative expenses (including compensation-related expenses and professional services fees) interest expense and income tax expense.
Adjustments related to MVC shortfall payments account for (i) the net increases or decreases in deferred revenue for MVC shortfall payments and (ii) our inclusion of expected annual MVC shortfall payments. We include a proportional amount of these historical or expected minimum volume commitment shortfall payments in each quarter prior to the quarter in which we actually recognize the shortfall payment. These adjustments have not been billed to our customers and are not recognized in our consolidated financial statements.
A reconciliation of income before income taxes to total reportable segment adjusted EBITDA follows.

	Three months ended March 31,
	2015	2014
	(In thousands)
Reconciliation of Income Before Income Taxes to Segment Adjusted EBITDA:
Income before income taxes	$1,844	$6,532
Add:
Interest expense	12,118	7,144
Depreciation and amortization	22,143	19,642
Amortization of favorable and unfavorable contracts	251	226
Allocated corporate expenses	5,857	2,555
Adjustments related to MVC shortfall payments	12,340	12,013
Unit-based compensation	1,312	1,063
Less:
Interest income	1	1
Total reportable segment adjusted EBITDA	$55,864	$49,174

Segment adjusted EBITDA by reportable segment follows.

	Three months ended March 31,
	2015	2014
	(In thousands)
Reportable segment adjusted EBITDA:
Marcellus Shale	$6,535	$3,883
Williston Basin	5,333	4,676
Barnett Shale	16,760	15,034
Piceance Basin	27,236	25,581
Total reportable segment adjusted EBITDA	$55,864	$49,174

4. PROPERTY, PLANT, AND EQUIPMENT, NET
Details on property, plant, and equipment, net follow.

	Useful lives (In years)	March 31,	December 31,
		2015	2014
		(Dollars in thousands)
Natural gas gathering and processing systems	30	$884,890	$881,235
Compressor stations and compression equipment	30	412,978	410,906
Construction in progress	n/a	37,566	33,177
Other	4-15	27,929	27,345
Total		1,363,363	1,352,663
Less: accumulated depreciation		129,134	117,011
Property, plant, and equipment, net		$1,234,229	$1,235,652
Construction in progress is depreciated consistent with its applicable asset class once it is placed in service. Depreciation expense related to property, plant, and equipment and capitalized interest were as follows:

	Three months ended March 31,
	2015	2014
	(In thousands)
Depreciation expense	$12,123	$10,521
Capitalized interest	341	1,358

5. AMORTIZING INTANGIBLE ASSETS
Intangible assets subject to amortization were as follows:

	March 31, 2015
	Useful lives (In years)	Gross carrying amount	Accumulated amortization	Net
	(Dollars in thousands)
Favorable gas gathering contracts	18.7	$24,195	$(8,482)	$15,713
Contract intangibles	12.5	426,464	(84,548)	341,916
Rights-of-way	24.2	112,903	(13,602)	99,301
Total intangible assets		$563,562	$(106,632)	$456,930

Unfavorable gas gathering contract	10.0	$10,962	$(5,560)	$5,402

	December 31, 2014
	Useful lives (In years)	Gross carrying amount	Accumulated amortization	Net
	(Dollars in thousands)
Favorable gas gathering contracts	18.7	$24,195	$(8,056)	$16,139
Contract intangibles	12.5	426,464	(75,713)	350,751
Rights-of-way	24.2	112,393	(12,417)	99,976
Total intangible assets		$563,052	$(96,186)	$466,866

Unfavorable gas gathering contract	10.0	$10,962	$(5,385)	$5,577
We recognized amortization expense in revenues as follows:

	Three months ended March 31,
	2015	2014
	(In thousands)
Amortization expense – favorable gas gathering contracts	$(426)	$(434)
Amortization expense – unfavorable gas gathering contract	175	208
Amortization of favorable and unfavorable contracts	$(251)	$(226)
We recognized amortization expense in costs and expenses as follows:

	Three months ended March 31,
	2015	2014
	(In thousands)
Amortization expense – contract intangibles	$8,835	$7,962
Amortization expense – rights-of-way	1,185	1,159
The estimated aggregate annual amortization expected to be recognized for the remainder of 2015 and each of the four succeeding fiscal years follows.

	Intangible assets	Unfavorable gas gathering contract
	(In thousands)
2015	$31,401	$530
2016	41,867	924
2017	40,719	1,047
2018	40,173	1,035
2019	40,418	1,045

6. GOODWILL
We evaluate goodwill for impairment annually on September 30 and whenever events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. There have been no impairments of goodwill during the three months ended March 31, 2015.
Fourth Quarter 2014 Goodwill Impairment. In the first quarter of 2015, we finalized our calculations of the fair values of the identified assets and liabilities in step two of the December 31, 2014 goodwill impairment testing for the Bison Midstream reporting unit. This process confirmed the preliminary goodwill impairment of $54.2 million that was recognized as of December 31, 2014.

7. DEFERRED REVENUE
A rollforward of current deferred revenue follows.

	Williston Basin	Barnett Shale	Piceance Basin	Total current
	(In thousands)
Current deferred revenue, January 1, 2015	$—	$2,377	$—	$2,377
Additions	—	322	—	322
Less: revenue recognized due to usage	—	322	—	322
Current deferred revenue, March 31, 2015	$—	$2,377	$—	$2,377
A rollforward of noncurrent deferred revenue follows.

	Williston Basin	Barnett Shale	Piceance Basin	Total noncurrent
	(In thousands)
Noncurrent deferred revenue, January 1, 2015	$17,132	$—	$38,107	$55,239
Additions	—	—	3,772	3,772
Less: revenue recognized due to usage	27	—	—	27
Noncurrent deferred revenue, March 31, 2015	$17,105	$—	$41,879	$58,984
As of March 31, 2015, accounts receivable included $2.5 million of shortfall billings related to MVC arrangements that can be utilized to offset gathering fees in subsequent periods. Noncurrent deferred revenue at March 31, 2015 represents amounts that provide certain customers the ability to offset their gathering fees over a period up to seven years to the extent that the customer's throughput volumes exceeds its MVC.

8. LONG-TERM DEBT
Long-term debt consisted of the following:

	March 31,	December 31,
	2015	2014
	(In thousands)
Variable rate senior secured revolving credit facility (2.43% at March 31, 2015 and 2.67% at December 31, 2014) due November 2018	$196,000	$208,000
5.50% Senior unsecured notes due August 2022	300,000	300,000
7.50% Senior unsecured notes due July 2021	300,000	300,000
Total long-term debt	$796,000	$808,000
Revolving Credit Facility. We have a senior secured revolving credit facility which allows for revolving loans, letters of credit and swingline loans (the "revolving credit facility"). The revolving credit facility has a $700.0 million borrowing capacity, matures in November 2018, and includes a $200.0 million accordion feature. It is secured by the membership interests of Summit Holdings and those of its subsidiaries. Substantially all of the assets of Summit Holdings and its subsidiaries are pledged as collateral under the revolving credit facility. The revolving credit facility, and Summit Holdings' obligations, are guaranteed by SMLP and each of its subsidiaries.
As of March 31, 2015, we were in compliance with the revolving credit facility's covenants. There were no defaults or events of default during the three months ended March 31, 2015.
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
SMLP and all of its subsidiaries other than the Co-Issuers (the "Guarantors") have fully and unconditionally and jointly and severally guaranteed the 5.5% senior notes and the 7.5% senior notes. SMLP has no independent assets or operations. Summit Holdings has no assets or operations other than its ownership of its wholly owned subsidiaries and activities associated with its borrowings under the revolving credit facility, the 5.5% senior notes and the 7.5% senior notes. Finance Corp. has no independent assets or operations and was formed for the sole purpose of being a co-issuer of certain of Summit Holdings' indebtedness, including the 5.5% senior notes and the 7.5% senior notes. There are no significant restrictions on the ability of SMLP or Summit Holdings to obtain funds from their subsidiaries by dividend or loan.
As of March 31, 2015, we were in compliance with the covenants of the 5.5% senior notes and the 7.5% senior notes. There were no defaults or events of default during the three months ended March 31, 2015.
Fair Value of Debt Instruments. A summary of the estimated fair value of our debt financial instruments follows.

	March 31, 2015		December 31, 2014
	Carrying value	Estimated fair value (Level 2)	Carrying value	Estimated fair value (Level 2)
	(In thousands)
Revolving credit facility	$196,000	$196,000	$208,000	$208,000
5.5% Senior notes	300,000	283,250	300,000	281,750
7.5% Senior notes	300,000	310,625	300,000	306,750
The revolving credit facility’s carrying value on the balance sheet is its fair value due to its floating interest rate. The fair value for the senior notes is based on an average of nonbinding broker quotes as of March 31, 2015 and December 31, 2014. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value of the senior notes.

9. PARTNERS' CAPITAL
Partners' Capital
A rollforward of the number of common limited partner, subordinated limited partner and general partner units follows.

	Common	Subordinated	General partner	Total
Units, January 1, 2015	34,426,513	24,409,850	1,200,651	60,037,014
Units issued under SMLP LTIP (1)	68,955	—	—	68,955
Units, March 31, 2015	34,495,468	24,409,850	1,200,651	60,105,969
__________
(1) Net of 19,175 units withheld to meet minimum statutory tax withholding requirements
Red Rock Drop Down. On March 18, 2014, SMLP acquired 100% of the membership interests in Red Rock Gathering from a subsidiary of Summit Investments. SMLP paid total cash consideration of $307.9 million (including working capital adjustments accrued in December 2014 and cash settled in February 2015) in exchange for Summit Investments' net investment in Red Rock Gathering. As a result of the excess of the purchase price over acquired carrying value of Red Rock Gathering, SMLP recognized a capital distribution to Summit Investments. The calculation of the capital distribution and its allocation to partners' capital follow (in thousands).

Summit Investments' net investment in Red Rock Gathering		$241,817
Total cash consideration paid to a subsidiary of Summit Investments		307,941
Excess of purchase price over acquired carrying value of Red Rock Gathering		$(66,124)

Allocation of capital distribution:
General partner interest	$(1,323)
Common limited partner interest	(37,910)
Subordinated limited partner interest	(26,891)
Partners' capital allocation		$(66,124)

Details of cash distributions declared in 2015 follow.

Attributable to the quarter ended	Payment date	Per-unit distribution	Cash paid to common unitholders	Cash paid to subordinated unitholders	Cash paid to general partner	Cash paid for IDRs	Total distribution
		(In thousands, except per-unit amounts)
December 31, 2014	February 13, 2015	$0.5600	$19,279	$13,670	$702	$1,442	$35,093
On April 23, 2015, the board of directors of our general partner declared a distribution of $0.565 per unit attributable to the quarter ended March 31, 2015. The distribution will be paid in accordance with the third target distribution level on May 15, 2015 to unitholders of record at the close of business on May 8, 2015.

10. EARNINGS PER UNIT
The following table details the components of earnings per limited partner unit.

	Three months ended March 31,
	2015	2014
	(In thousands, except per-unit amounts)
Net income attributable to limited partners	$99	$3,114

Numerator for basic and diluted EPU:
Allocation of net income among limited partner interests:
Net income attributable to common units	$69	$2,508
Net income attributable to subordinated units	30	606
Net income attributable to limited partners	$99	$3,114

Denominator for basic and diluted EPU:
Weighted-average common units outstanding – basic	34,439	29,912
Effect of nonvested phantom units	146	156
Weighted-average common units outstanding – diluted	34,585	30,068

Weighted-average subordinated units outstanding – basic and diluted	24,410	24,410

Earnings per limited partner unit:
Common unit – basic	$0.00	$0.08
Common unit – diluted	$0.00	$0.08
Subordinated unit – basic and diluted	$0.00	$0.02

We excluded 8,524 units in our calculation of the effect of nonvested phantom units for the three months ended March 31, 2015 because they were anti-dilutive. There were no anti-dilutive units during the three months ended March 31, 2014.

11. UNIT-BASED COMPENSATION
SMLP Long-Term Incentive Plan. The SMLP Long-Term Incentive Plan (the "SMLP LTIP") provides for equity awards to eligible officers, employees, consultants and directors of our general partner and its affiliates. As of March 31, 2015, approximately 4.4 million common units remained available for future issuance.

The following table presents activity under the SMLP LTIP.

	Three months ended March 31, 2015
	Units	Weighted-average grant date fair value
Nonvested phantom units, beginning of period	336,202	$30.61
Phantom units granted (1)	200,283	33.94
Phantom units vested	(89,107)	34.07
Phantom units forfeited	(2,106)	36.36
Nonvested phantom units, end of period	445,272	$31.39
__________
(1) Grants vest ratably over a three-year period.
As of March 31, 2015, the unrecognized unit-based compensation related to the SMLP LTIP was $9.5 million. Incremental unit-based compensation will be recorded in general and administrative expense over the remaining vesting period of approximately 3.0 years. Due to the limited and immaterial forfeiture history associated with the grants under the SMLP LTIP, no forfeitures were assumed in the determination of estimated compensation expense.

12. CONCENTRATIONS OF RISK
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
Counterparties accounting for more than 10% of total revenues were as follows:

	Three months ended March 31,
	2015	2014
Revenue:
Counterparty A - Piceance Basin	16%	17%
Counterparty B - Williston Basin	*	10%
Counterparty C - Barnett Shale	11%	11%
Counterparty D - Williston Basin	*	*
Counterparty E - Marcellus Shale	11%	*
Counterparty F - Piceance Basin	*	*
__________
* Less than 10%

Counterparties accounting for more than 10% of total accounts receivable were as follows:

	March 31,	December 31,
	2015	2014
Accounts receivable:
Counterparty A - Piceance Basin	15%	29%
Counterparty B - Williston Basin	*	*
Counterparty C - Barnett Shale	12%	*
Counterparty D - Williston Basin	*	14%
Counterparty E - Marcellus Shale	14%	10%
Counterparty F - Piceance Basin	13%	*
__________
* Less than 10%

13. RELATED-PARTY TRANSACTIONS
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
Expenses incurred by the general partner and reimbursed by us under our partnership agreement were as follows:

	Three months ended March 31,
	2015	2014
	(In thousands)
Operation and maintenance expense	$4,767	$3,892
General and administrative expense	4,681	4,906
Red Rock Gathering Expenses. During the period from January 1, 2014 to March 18, 2014, Summit Investments incurred interest expense that was related to capital projects at Red Rock Gathering. As such, the associated interest expense was allocated to Red Rock Gathering as a noncash contribution and capitalized into the basis of the asset.
Prior to the Red Rock Drop Down, Summit Investments incurred certain support expenses and capital expenditures on behalf of Red Rock Gathering during the three months ended March 31, 2014. These transactions were settled periodically through membership interests prior to the Red Rock Drop Down.

14. COMMITMENTS AND CONTINGENCIES
Operating Leases. Rent expense related to operating leases, including rent expense incurred on our behalf and allocated to us by Summit Investments, was as follows:

	Three months ended March 31,
	2015	2014
	(In thousands)
Rent expense	$358	$354
Environmental Matters. There are no material liabilities related to environmental remediation costs, arising from claims, assessments, litigation, fines, or penalties and other sources in the accompanying financial statements at March 31, 2015 or December 31, 2014. However, we can provide no assurance that significant costs and liabilities will not be incurred in the future. We are currently not aware of any material contingent liabilities that exist with respect to environmental matters.
Legal Proceedings. The Partnership is involved in various litigation and administrative proceedings arising in the normal course of business. In the opinion of management, any liabilities that may result from these claims or those arising in the normal course of business would not individually or in the aggregate have a material adverse effect on its financial position or results of operations.

15. ACQUISITIONS
Red Rock Gathering System. On March 18, 2014, the Partnership acquired Red Rock Gathering from a subsidiary of Summit Investments, subject to customary working capital adjustments. The Partnership paid total cash consideration of $307.9 million, comprising $305.0 million at the date of acquisition and $2.9 million of working capital adjustments that were recognized in due to affiliate as of December 31, 2014 and settled in February 2015. Because of the common control aspects of the drop down transaction, the Red Rock Gathering acquisition was deemed a transaction between entities under common control and, as such, was accounted for on an “as if pooled” basis for all periods in which common control existed. SMLP’s financial results retrospectively include Red Rock’s financial results for all periods ending after October 23, 2012, the date Summit Investments acquired its interests, and before March 18, 2014.
Supplemental Disclosures – As-If Pooled Basis. As noted above, SMLP's acquisition of Red Rock Gathering was a transaction between commonly controlled entities, which required that SMLP account for the acquisition in a manner similar to a pooling of interests. As a result, the historical financial statements of the Partnership and Red Rock Gathering have been combined to reflect the historical operations, financial position and cash flows from the date common control began. Revenues and net income for the previously separate entities and the combined amounts for the three months ended March 31, 2014, as presented in these consolidated financial statements follow.

Three months ended March 31, 2014
(In thousands)
SMLP revenues	$64,889
Red Rock Gathering revenues	11,313
Combined revenues	$76,202

SMLP net income	$3,545
Red Rock Gathering net income	2,828
Combined net income	$6,373
Subsequent Event. On May 6, 2015, the Partnership signed a contribution agreement whereby Bison Midstream will acquire the equity interests of certain subsidiaries of Summit Investments for total cash consideration of $255.0 million, subject to customary purchase price adjustments (the “Bakken Drop Down”). The assets to be acquired as a result of the Bakken Drop Down include certain crude oil and produced water gathering systems and transmission pipelines located in the Williston Basin ("Polar & Divide"). Subject to the achievement of certain development milestones, SMLP will also have an option to acquire a crude oil transmission project currently under development in the Williston Basin from a subsidiary of Summit Investments for $35.0 million. The Bakken Drop Down transaction is expected to close before May 31, 2015.
Because of the common control aspects in a drop down transaction, the acquisition is expected to be deemed a transaction between entities under common control and, as such, will be accounted for on an “as if pooled” basis for all periods in which common control existed. Upon closing the acquisition, SMLP’s financial results will retrospectively include the combined financial results of Polar & Divide for all periods ending after February 15, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to inform the reader about matters affecting the financial condition and results of operations of SMLP and its subsidiaries for the period since December 31, 2014. As a result, the following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this report and the MD&A and the audited consolidated financial statements and related notes that are included in the 2014 Annual Report. Among other things, those financial statements and the related notes include more detailed information regarding the basis of presentation for the following information. This discussion contains forward-looking statements that constitute our plans, estimates and beliefs. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to, those discussed in Forward-Looking Statements on page ii of this quarterly report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements.
MD&A comprises the following sections:

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
We generate the majority of our revenue from the natural gas gathering, treating and processing services that we provide to our natural gas producer customers under primarily long-term and fee-based natural gas gathering and processing agreements. Under these agreements, we are paid a fixed fee based on the volume of the natural gas we gather, treat and/or process. These agreements enhance the stability of our cash flows by providing a revenue stream that is not subject to direct commodity price risk. We also earn revenue from our marketing of natural gas and natural gas liquids and from the sale of physical natural gas purchased from our customers under percentage-

of-proceeds and keep-whole arrangements, which can expose us to commodity price risk. We sell condensate retained from our gathering services at Grand River Gathering.
We have indirect exposure to changes in commodity prices in that persistent low commodity prices may cause our customers to delay drilling or temporarily shut in production, which would reduce the volumes of natural gas that we gather. If our customers delay drilling or temporarily shut-in production, our MVCs ensure that we will receive a certain amount of revenue from our customers.
Most of our gas gathering agreements are underpinned by areas of mutual interest ("AMIs") and MVCs. Our AMIs cover over 1.4 million acres in the aggregate and provide that any natural gas produced from wells drilled by our customers within the AMI will be shipped on our gathering systems. Our MVCs, which totaled 3.7 Tcf at March 31, 2015 and average approximately 1,212 MMcf/d through 2019, are designed to ensure that we will generate a certain amount of revenue from each customer over the life of the respective gas gathering agreement, whether by collecting gathering fees on actual throughput or from cash payments to cover any MVC shortfall. Our MVCs had a weighted-average remaining life of 9.2 years as of March 31, 2015, assuming minimum throughput volumes for the remainder of the term.

Trends and Outlook
Our business has been, and we expect our future business to continue to be, affected by the following key trends:

•	Acquisitions from Summit Investments and third parties;

•	Natural gas, NGL and crude oil supply and demand dynamics;

•	Growth in production from U.S. shale plays;

•	Capital markets activity and cost of capital; and

•	Shifts in operating costs and inflation.
Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about, or interpretations of, available information prove to be incorrect, our actual results may vary materially from our expected results. For additional information, see the "Trends and Outlook" section of MD&A included in the 2014 Annual Report.

How We Evaluate Our Operations
We conduct our operations in the midstream sector through four reportable segments:

•	the Marcellus Shale, which is served by Mountaineer Midstream;

•	the Williston Basin, which is served by Bison Midstream;

•	the Barnett Shale, which is served by DFW Midstream; and

•	the Piceance Basin, which is served by Grand River Gathering.
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
For additional information on our reportable segments and how these metrics help us manage our business, see Note 3 to the unaudited condensed consolidated financial statements and the "How We Evaluate Our Operations" section of MD&A included in the 2014 Annual Report.

Results of Operations
Consolidated Overview of the Three Months Ended March 31, 2015 and 2014
The following table presents certain consolidated and other financial and operating data as of or for the periods indicated.

	Three months ended March 31,		Percentage Change
	2015	2014	2015 v. 2014
	(Dollars in thousands, except fee-rate data)
Revenues:
Gathering services and other fees	$56,054	$50,072	12%
Natural gas, NGLs and condensate sales and other	12,776	26,356	(52)%
Amortization of favorable and unfavorable contracts	(251)	(226)	*
Total revenues	68,579	76,202	(10)%
Costs and expenses:
Cost of natural gas and NGLs	6,695	15,281	(56)%
Operation and maintenance	17,429	19,181	(9)%
General and administrative	8,351	7,886	6%
Transaction costs	—	537	(100)%
Depreciation and amortization	22,143	19,642	13%
Total costs and expenses	54,618	62,527	(13)%
Other income	1	1	*
Interest expense	(12,118)	(7,144)	70%
Income before income taxes	1,844	6,532	(72)%
Income tax expense	(177)	(159)	11%
Net income	$1,667	$6,373	(74)%

Other Financial Data:
EBITDA (1)	$36,355	$33,543	8%
Adjusted EBITDA (1)	50,007	46,619	7%
Capital expenditures (2)	11,914	40,100	(70)%
Acquisitions of gathering systems (3)	2,941	305,000	*
Distributable cash flow (1)(2)	35,902	33,733	6%

Operating Data:
Miles of pipeline as of March 31	2,347	2,294	2%
Aggregate average throughput (MMcf/d)	1,583	1,311	21%
Aggregate average throughput rate per Mcf	$0.40	$0.44	(9)%
__________
*Not considered meaningful
(1) See "Non-GAAP Financial Measures" herein for additional information on EBITDA, adjusted EBITDA and distributable cash flow as well as their reconciliations to the most directly comparable GAAP financial measure.
(2) See "Liquidity and Capital Resources" herein for additional information on capital expenditures.
(3) Reflects cash paid (including working capital adjustments) and value of units issued, if any, to fund acquisitions and/or drop downs. For additional information, see Note 15 to the unaudited condensed consolidated financial statements.
Volumes. For the three months ended March 31, 2015, our aggregate throughput volumes increased to an average of 1,583 MMcf/d, compared with an average of 1,311 MMcf/d for the three months ended March 31, 2014. The increase in volume throughput largely reflects the contribution from the Mountaineer Midstream and DFW Midstream systems, partially offset by volume throughput declines on the Grand River Gathering system.
Revenues. For the three months ended March 31, 2015, total revenues decreased $7.6 million, or 10%. The decrease in total revenues reflects a decline in natural gas, NGLs and condensate sales and other for Bison Midstream, Grand River Gathering and DFW Midstream, partially offset by an increase in gathering services and other fees across all gathering systems.
Gathering Services and Other Fees. The increase in gathering services and other fees during the three months ended March 31, 2015 was primarily driven by higher volume throughput on the DFW Midstream and Mountaineer Midstream systems. The aggregate average throughput rate decreased to $0.40 per Mcf during the three months ended March 31, 2015, compared with $0.44 per Mcf in the prior-year period primarily as a result of a larger proportion of gathering fee revenue from Mountaineer Midstream.
Natural Gas, NGLs and Condensate Sales and Other. The decrease in natural gas, NGLs and condensate sales and other for the three months ended March 31, 2015 was primarily a result of the impact of declining commodity prices, partially offset by an increase in volumes on the Bison Midstream and Grand River Gathering systems that are subject to percent-of-proceeds arrangements. Declining commodity prices negatively impacted our percent-of-proceeds arrangements at Bison Midstream and Grand River Gathering, our fuel retainage revenue at DFW Midstream and condensate revenue for Grand River Gathering.
Costs and Expenses. For the three months ended March 31, 2015, total costs and expenses decreased $7.9 million, or 13%, primarily due to a decrease in cost of natural gas and NGLs at Bison Midstream and Grand River Gathering and a decrease in operation and maintenance across our gathering systems. These decreases were partially offset by an increase in depreciation and amortization across our gathering systems.
Cost of Natural Gas and NGLs. The decrease in cost of natural gas and NGLs during the three months ended March 31, 2015 was largely driven by declining commodity prices and the associated impact on our percent-of-proceeds arrangements at Bison Midstream and Grand River Gathering. This impact was partially offset by an increase in volume throughput for these arrangements.
Operation and Maintenance. Operation and maintenance expense decreased during the three months ended March 31, 2015 primarily as a result of lower-cost electricity and a decline in third-party natural gas treating expenses for DFW Midstream, partially offset by an overall increase in compensation-related expenses.
General and Administrative. General and administrative expense increased during the three months ended March 31, 2015 largely as a result of an increase in salaries, benefits and incentive compensation and professional services fees.
Transaction Costs. Transaction costs recognized during the three months ended March 31, 2014 primarily relate to financial and legal advisory costs associated with the Red Rock Drop Down.
Depreciation and Amortization. The increase in depreciation and amortization expense during the three months ended March 31, 2015 was largely driven by an increase in assets placed into service and contract amortization, with the substantial majority of the increase being attributed to Grand River Gathering and Mountaineer Midstream.
Interest Expense. The increase in interest expense during the three months ended March 31, 2015, was primarily driven by our issuance of $300.0 million of 5.50% senior notes in July 2014.
For information on how our financial results are recognized, see the "Results of Operations" section of MD&A included in the 2014 Annual Report.

Segment Overview of the Three Months Ended March 31, 2015 and 2014
Marcellus Shale. The Mountaineer Midstream gathering system provides our midstream services for the Marcellus Shale reportable segment. Marcellus Shale volume throughput averaged 547 MMcf/d for the three months ended March 31, 2015, compared with 286 MMcf/d in the prior-year period and reflects the continuation of active drilling by Mountaineer Midstream's anchor customer and the connection of new wells upstream of the Mountaineer Midstream system.

Information regarding our operations in the Marcellus Shale follows.

	Marcellus Shale (1)
	Three months ended March 31,		Percentage Change
	2015	2014	2015 v. 2014
	(Dollars in thousands)
Revenues:
Gathering services and other fees	$7,840	$5,356	46%
Total revenues	7,840	5,356	46%
Costs and expenses:
Operation and maintenance	1,215	969	25%
General and administrative	90	504	(82)%
Depreciation and amortization	2,168	1,801	20%
Total costs and expenses	3,473	3,274	6%
Add:
Depreciation and amortization	2,168	1,801
Segment adjusted EBITDA	$6,535	$3,883	68%

Average throughput (MMcf/d)	547	286	91%
__________
(1) Contract terms related to throughput rate per MCF are excluded for confidentiality purposes.
Segment adjusted EBITDA increased $2.7 million during the three months ended March 31, 2015 reflecting:

•	the impact of an increase in volume throughput which translated into higher gathering services and other fees revenue.

•
the benefit of higher volume throughput was partially offset by a decline in compression services, which resulted from a shift in volume throughput mix to a larger percentage of previously compressed natural gas entering our gathering lines. As a result of this shift in volume throughput mix, the proportion of high-pressure gathering services increased, which, due to its lower rate relative to compression fees, negatively impacted gathering services and other fees as well as the average throughput rate per Mcf.

•	minimum revenue commitment payments related to the recently completed Zinnia Loop project, received in the first quarter of 2015.

•	an increase in operation and maintenance primarily as a result of system expansion and the associated increase in volume throughput.

•	a decline in general and administrative expenses primarily as a result of our decision to discontinue allocating certain corporate expenses beginning in the first quarter of 2015.
Depreciation and amortization increased during the three months ended March 31, 2015 largely as a result of assets placed into service during the third quarter of 2014, most notably the Zinnia Loop project.

Williston Basin. The Bison Midstream gathering system provides our midstream services for the Williston Basin reportable segment. Williston Basin volume throughput averaged 18 MMcf/d for the three months ended March 31, 2015, compared with 12 MMcf/d in the prior-year period. The increase in volume throughput in 2015 reflects additional pad site connections and compression capacity installed in the latter half of 2014, which improved system hydraulics. Volume throughput in the first quarter of 2014 also reflected the impact of severe winter weather in northwestern North Dakota and operational challenges caused by water hydrate issues. These issues were remediated during the second quarter of 2014. Bison Midstream's aggregate average throughput rate declined to $2.80 per Mcf during the three months ended March 31, 2015, compared with $4.59 per Mcf in the prior-year period, primarily as a result of a larger proportion of percent-of-proceeds contracts and the impact of declining commodity prices.

Information regarding our operations in the Williston Basin follows.

	Williston Basin
	Three months ended March 31,		Percentage Change
	2015	2014	2015 v. 2014
	(Dollars in thousands, except fee-rate data)
Revenues:
Gathering services and other fees	$1,550	$1,287	20%
Natural gas, NGLs and condensate sales and other	7,358	15,476	(52)%
Total revenues	8,908	16,763	(47)%
Costs and expenses:
Cost of natural gas and NGLs	4,390	11,717	(63)%
Operation and maintenance	1,678	2,034	(18)%
General and administrative	167	1,028	(84)%
Depreciation and amortization	4,698	4,250	11%
Total costs and expenses	10,933	19,029	(43)%
Add:
Depreciation and amortization	4,698	4,250
Adjustments related to MVC shortfall payments	2,660	2,692
Segment adjusted EBITDA	$5,333	$4,676	14%

Average throughput (MMcf/d)	18	12	50%
Average throughput rate per Mcf	$2.80	$4.59	(39)%
Segment adjusted EBITDA increased $0.7 million during the three months ended March 31, 2015 reflecting:

•	the previously mentioned decision to discontinue certain general and administrative expense allocations.

•	the impact of declining commodity prices which negatively affected the margins we earn under percent-of-proceeds arrangements.

•	a decrease in operation and maintenance expenses largely as a result of the first quarter 2014 water hydrate remediation effort.
Depreciation and amortization increased during the three months ended March 31, 2015 largely as a result compression assets placed into service during the second half of 2014.

Barnett Shale. The DFW Midstream gathering system provides our midstream services for the Barnett Shale reportable segment. DFW Midstream volume throughput increased to 403 MMcf/d during the three months ended March 31, 2015, compared with 348 MMcf/d in the prior-year period. The increase in volume throughput primarily reflects customer production which recommenced from several pad sites that had been temporarily shut-in for drilling and completion activities beginning in the third quarter of 2013 and continuing until late 2014. In addition, DFW Midstream volume throughput benefited from the contribution of the Lonestar assets, which we acquired on September 30, 2014. These increases were partially offset by a lack of drilling activity by DFW Midstream's anchor customer. DFW Midstream's aggregate average throughput rate was relatively unchanged at $0.60 per Mcf during the three months ended March 31, 2015, compared with $0.59 per Mcf in the prior-year period.

Information regarding our operations in the Barnett Shale follows.

	Barnett Shale
	Three months ended March 31,		Percentage Change
	2015	2014	2015 v. 2014
	(Dollars in thousands, except fee-rate data)
Revenues:
Gathering services and other fees	$22,063	$19,119	15%
Natural gas, NGLs and condensate sales and other	2,085	4,144	(50)%
Amortization of favorable and unfavorable contracts	(251)	(226)	11%
Total revenues	23,897	23,037	4%
Costs and expenses:
Operation and maintenance	6,812	7,892	(14)%
General and administrative	353	1,170	(70)%
Depreciation and amortization	3,906	3,638	7%
Total costs and expenses	11,071	12,700	(13)%
Add:
Depreciation and amortization	4,157	3,864
Adjustments related to MVC shortfall payments	(223)	833
Segment adjusted EBITDA	$16,760	$15,034	11%

Average throughput (MMcf/d)	403	348	16%
Average throughput rate per Mcf	$0.60	$0.59	2%
Segment adjusted EBITDA increased $1.7 million during the three months ended March 31, 2015 reflecting:

•	an increase in gathering services and other fees due to increased volumes.

•
the impact of declining natural gas prices on the fuel retainage fee that is paid in-kind by certain of our customers to offset the costs we incur to operate DFW Midstream's electric-drive compression assets.

•
a decline in operation and maintenance expense due to lower electricity expense and a decline in third-party natural gas treating expenses. We purchase a fixed quantity of power at a fixed heat rate based on prevailing natural gas prices. As a result, the decline in natural gas prices translated into lower electricity expenses. The natural gas price effect was partially offset by an increase in electricity usage due to higher volume throughput.

•
a decline in third-party natural gas treating expenses, which we recognize in operation and maintenance. In February 2014, we commissioned a new 150 gallon per minute natural gas treating facility which allowed us to provide treating services to our customers rather than having to contract with a third-party service provider for treating services.

•
a negative adjustment to MVC shortfall payments in the first quarter of 2015 for a customer that exceeded volume throughput expectations as a result of wells placed in service in December 2014. The 2015 adjustment was necessary to true-up the customer's balance due to its annual MVC period ending on April 10.

•	the previously mentioned decision to discontinue certain general and administrative expense allocations.
Depreciation and amortization increased during the three months ended March 31, 2015 largely as a result of placing the Lonestar assets into service in September 2014.

Piceance Basin. The Grand River Gathering system provides our midstream services for the Piceance Basin reportable segment. Red Rock Gathering became part of the Grand River Gathering system in connection with the Red Rock Drop Down in March 2014. Our results include activity for Red Rock Gathering since October 23, 2012, the date on which common control began. For additional information, see Notes 1 and 3 to the unaudited condensed consolidated financial statements.
Volume throughput for the Piceance Basin decreased to 615 MMcf/d during the three months ended March 31, 2015 from 665 MMcf/d during the prior-year period primarily as a result of Encana's temporary suspension of drilling activities, which began in the fourth quarter of 2013. This decline was partially offset by new pad site connections as well as the March 2014 start-up of a cryogenic processing plant. The aggregate average throughput rate increased to $0.42 per Mcf during the first quarter of 2015 from $0.38 per Mcf during the first quarter of 2014 largely as a result of the shift in volume throughput mix noted above. A shift in volume throughput mix has translated into higher average gathering rates per Mcf.
Certain of our gas gathering agreements for Grand River Gathering include MVCs that increase in both rate and volume commitment over the next few years and largely mitigate the financial impact associated with declining volumes from certain customers. As a result, lower volume throughput for the customers subject to these MVCs translated into larger MVC shortfall payments.
Information regarding our operations in the Piceance Basin follows.

	Piceance Basin
	Three months ended March 31,		Percentage Change
	2015	2014	2015 v. 2014
	(Dollars in thousands, except fee-rate data)
Revenues:
Gathering services and other fees	$24,601	$24,310	1%
Natural gas, NGLs and condensate sales and other	3,333	6,736	(51)%
Total revenues	27,934	31,046	(10)%
Costs and expenses:
Cost of natural gas and NGLs	2,305	3,564	(35)%
Operation and maintenance	7,724	8,286	(7)%
General and administrative	572	2,103	(73)%
Depreciation and amortization	11,205	9,811	14%
Total costs and expenses	21,806	23,764	(8)%
Add:
Depreciation and amortization	11,205	9,811
Adjustments related to MVC shortfall payments	9,903	8,488
Segment adjusted EBITDA	$27,236	$25,581	6%

Average throughput (MMcf/d)	615	665	(8)%
Average throughput rate per Mcf	$0.42	$0.38	11%
Segment adjusted EBITDA increased $1.7 million during the three months ended March 31, 2015 reflecting:

•	lower condensate sales due to a weak commodity price environment.

•	the previously mentioned decision to discontinue certain general and administrative expense allocations.

•	an increase in anticipated MVC shortfall payments due to increasing rate and volume commitment provisions in certain gas gathering agreements, as noted above.

•	the impact of declining commodity prices which negatively impacted the margins that we earn from our percent-of-proceeds contracts.

•	a decline in operation and maintenance due to lower utilities and compression expenses and property taxes, partially offset by an increase in salaries and benefits.
Depreciation and amortization increased $1.4 million during the three months ended March 31, 2015 largely as a result of an increase in contract amortization for Grand River Gathering's anchor customer and the March 2014 commissioning of the cryogenic processing plant.

Corporate. Corporate represents those revenues and expenses that are not specifically attributable to a reportable segment or that have not been allocated to our reportable segments, including certain general and administrative expense items, transaction costs and interest expense. Items to note follow.

	Corporate
	Three months ended March 31,		Percentage Change
	2015	2014	2015 v. 2014
	(In thousands)
Costs and expenses:
General and administrative	$7,169	$3,081	133%
Transaction costs	—	537	(100)%
Depreciation and amortization	166	142	17%
Interest expense	12,118	7,144	70%
General and Administrative. The increase in general and administrative expense during the three months ended March 31, 2015, largely reflects the impact of our decision to discontinue allocating certain expenses, primarily salaries, benefits, incentive compensation and rent expense, to our operating segments.
Transaction Costs. Transaction costs recognized during the three months ended March 31, 2014 primarily relate to financial and legal advisory costs associated with the Red Rock Drop Down.
Interest Expense. The increase in interest expense during the three months ended March 31, 2015, was primarily driven by our issuance of $300.0 million of 5.50% senior notes in July 2014.

Non-GAAP Financial Measures
EBITDA, adjusted EBITDA and distributable cash flow are not financial measures presented in accordance with GAAP. We define EBITDA as net income, plus interest expense, income tax expense, and depreciation and amortization, less interest income and income tax benefit. We define adjusted EBITDA as EBITDA plus adjustments related to MVC shortfall payments, impairments and other noncash expenses or losses, less other noncash income or gains. We define distributable cash flow as adjusted EBITDA plus cash interest received, less cash interest paid, senior notes interest, cash taxes paid and maintenance capital expenditures. We believe that the presentation of these non-GAAP financial measures provides useful information to investors in assessing our financial condition and results of operations.
Net income and net cash provided by operating activities are the GAAP financial measures most directly comparable to EBITDA, adjusted EBITDA and distributable cash flow. Our non-GAAP financial measures should not be considered as alternatives to the most directly comparable GAAP financial measure. For additional information on the limitations of our non-GAAP financial measures and how we compensate for those limitations, see the "Non-GAAP Financial Measures" section of MD&A included in the 2014 Annual Report.
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

•
Senior notes interest represents the net of interest expense accrued and paid during the period. See "Liquidity and Capital Resources—Long-Term Debt" and Note 8 to the consolidated financial statements included in the 2014 Annual Report.

•	Maintenance capital expenditures are cash expenditures (including expenditures for the addition or improvement to, or the replacement of, our capital assets or for the acquisition of existing, or the construction or development of new, capital assets) made to maintain our long-term operating income or operating capacity.

•
Interest expense presented in the net income-basis non-GAAP reconciliation includes amortization of deferred loan costs while interest expense presented in the cash flow-basis non-GAAP reconciliation is adjusted to exclude amortization of deferred loan costs. See the unaudited condensed consolidated statements of cash flows for additional information.

Net Income-Basis Non-GAAP Reconciliation. The following table presents a reconciliation of net income to EBITDA, adjusted EBITDA and distributable cash flow for the periods indicated.

	Three months ended March 31,
	2015	2014
	(In thousands)
Reconciliation of net income to EBITDA, adjusted EBITDA and distributable cash flow:
Net income	$1,667	$6,373
Add:
Interest expense	12,118	7,144
Income tax expense	177	159
Depreciation and amortization	22,143	19,642
Amortization of favorable and unfavorable contracts	251	226
Less:
Interest income	1	1
EBITDA	$36,355	$33,543
Add:
Adjustments related to MVC shortfall payments	12,340	12,013
Unit-based compensation	1,312	1,063
Adjusted EBITDA	$50,007	$46,619
Add:
Cash interest received	1	1
Less:
Cash interest paid	22,812	14,308
Senior notes interest	(11,171)	(6,500)
Maintenance capital expenditures	2,465	5,079
Distributable cash flow	$35,902	$33,733

Cash Flow-Basis Non-GAAP Reconciliation. The following table presents a reconciliation of net cash provided by operating activities to EBITDA, adjusted EBITDA and distributable cash flow for the periods indicated.

	Three months ended March 31,
	2015	2014
	(In thousands)
Reconciliation of net cash provided by operating activities to EBITDA, adjusted EBITDA and distributable cash flow:
Net cash provided by operating activities	$49,541	$48,509
Add:
Interest expense	11,327	6,540
Income tax expense	177	159
Changes in operating assets and liabilities	(23,377)	(20,601)
Less:
Unit-based compensation	1,312	1,063
Interest income	1	1
EBITDA	$36,355	$33,543
Add:
Adjustments related to MVC shortfall payments	12,340	12,013
Unit-based compensation	1,312	1,063
Adjusted EBITDA	$50,007	$46,619
Add:
Cash interest received	1	1
Less:
Cash interest paid	22,812	14,308
Senior notes interest	(11,171)	(6,500)
Maintenance capital expenditures	2,465	5,079
Distributable cash flow	$35,902	$33,733

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
Capital Markets Activity
We had no capital markets activity during the three months ended March 31, 2015. For additional information, see the "Liquidity and Capital Resources—Capital Markets Activity" section of MD&A included in the 2014 Annual Report.
Long-Term Debt
Revolving Credit Facility. We have a $700.0 million senior secured revolving credit facility. The revolving credit facility is secured by the membership interests of Summit Holdings and those of its subsidiaries. Substantially all of the assets of Summit Holdings and its subsidiaries are pledged as collateral under the revolving credit facility. The revolving credit facility, and Summit Holdings' obligations, are guaranteed by SMLP and each of its subsidiaries. As of March 31, 2015, the outstanding balance of the revolving credit facility was $196.0 million and the unused portion totaled $504.0 million. As of March 31, 2015, we were in compliance with the covenants in the revolving credit facility. There were no defaults or events of default during the three months ended March 31, 2015.

Senior Notes. In July 2014, Summit Holdings and Summit Midstream Finance Corp. co-issued $300.0 million of 5.50% senior unsecured notes maturing August 15, 2022. In June 2013, they co-issued $300.0 million of 7.50% senior unsecured notes maturing July 1, 2021. There were no defaults or events of default during the three months ended March 31, 2015 on either series of senior notes.
For additional information, see Note 8 to the unaudited condensed consolidated financial statements.
Cash Flows
The components of the change in cash and cash equivalents were as follows:

	Three months ended March 31,
	2015	2014
	(In thousands)
Net cash provided by operating activities	$49,541	$48,509
Net cash used in investing activities	(14,855)	(345,100)
Net cash (used in) provided by financing activities	(48,018)	286,638
Change in cash and cash equivalents	$(13,332)	$(9,953)
Operating activities. Cash flows from operating activities increased by $1.0 million for the three months ended March 31, 2015 primarily due to cash received as a result of MVCs. These cash receipts were largely offset by an increase in interest due to the 5.5% senior notes and other operating activities.
Investing activities. Cash flows used in investing activities for the three months ended March 31, 2015 were related primarily to the ongoing expansion of compression capacity on the Bison Midstream system and pipeline construction projects to connect new receipt points on the Grand River and Bison Midstream systems and the settlement of the working capital adjustment associated with the Red Rock Drop Down.
Cash flows used in investing activities for the three months ended March 31, 2014 primarily reflect the Partnership's acquisition of Red Rock Gathering from a subsidiary of Summit Investments. Additional expenditures for the three months ended March 31, 2014 primarily reflect construction of a processing plant for Grand River Gathering, projects to expand compression capacity on the Bison Midstream system, and adding pipeline on the Mountaineer Midstream system.
Financing activities. Details of cash flows provided by financing activities were as follows:

	Three months ended March 31,
	2015	2014
	(In thousands)
Cash flows from financing activities:
Distributions to unitholders	$(35,093)	$(26,366)
Borrowings under revolving credit facility	14,000	125,000
Repayments under revolving credit facility	(26,000)	(20,000)
Deferred loan costs	(15)	(65)
Tax withholdings on vested SMLP LTIP awards	(910)	(656)
Proceeds from issuance of common units, net	—	198,095
Contribution from general partner	—	4,235
Cash advance from Summit Investments to contributed subsidiaries, net	—	1,982
Expenses paid by Summit Investments on behalf of contributed subsidiaries	—	4,413
Net cash (used in) provided by financing activities	$(48,018)	$286,638
Net cash used in financing activities for the three months ended March 31, 2015 was primarily composed of the following:

•	Distributions declared in respect of the fourth quarter of 2014 (paid in the first quarter of 2015); and

•	Net borrowings under our revolving credit facility.

Net cash provided by financing activities for the three months ended March 31, 2014 was primarily composed of the following:

•	Net proceeds from an offering of common units in March 2014, which were used to partially fund the Red Rock Drop Down;

•	Net borrowings of $105.0 million under our revolving credit facility, including $100.0 million to partially fund the Red Rock Drop Down; and

•	Distributions declared in respect of the fourth quarter of 2013 (paid in the first quarter of 2014).
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

For the three months ended March 31, 2015, SMLP recorded total capital expenditures of $11.9 million, which included $2.5 million of maintenance capital expenditures.
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
We believe that our existing $700.0 million revolving credit facility, which had approximately $504.0 million of available capacity at March 31, 2015, together with our access to the debt and equity capital markets, will be adequate to finance our acquisition strategy for the foreseeable future without adversely impacting our liquidity or our ability to make quarterly cash distributions to our unitholders.
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
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of or during the three months ended March 31, 2015.

Critical Accounting Estimates
We prepare our financial statements in accordance with GAAP. These principles are established by the FASB. We employ methods, estimates and assumptions based on currently available information when recording transactions resulting from business operations. Our significant accounting policies are described in Note 2 to the unaudited condensed consolidated financial statements.
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
There have been no changes in the accounting methodology for items that we have identified as critical accounting estimates during the three months ended March 31, 2015.
Goodwill. As of December 31, 2014, our preliminary estimates of the fair values of the identified assets and liabilities calculated in the step two testing of the Bison Midstream reporting unit indicated that all of the associated goodwill had been impaired. In the first quarter of 2015, we finalized our calculations of the fair values of the identified assets and liabilities, confirming the preliminary goodwill impairment of $54.2 million. For additional information, see Note 5 to the consolidated financial statements included in the 2014 Annual Report.
For additional information regarding critical accounting estimates generally, see the "Critical Accounting Estimates" section of MD&A included in the 2014 Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We have exposure to changes in interest rates on our indebtedness associated with the revolving credit facility. Our current interest rate risk exposure has not changed materially since December 31, 2014. See the "Interest Rate Risk" section included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the 2014 Annual Report for additional information.
Commodity Price Risk
We currently generate a substantial majority of our revenues pursuant to primarily long-term and fee-based gas gathering and processing agreements, many of which include MVCs and areas of mutual interest. Our direct commodity price exposure relates to (i) our sale of physical natural gas we retain from our DFW Midstream customers, (ii) our procurement of electricity to operate our electric-drive compression assets on the DFW Midstream system, (iii) the sale of condensate volumes that we retain on the Grand River Gathering system and (iv) the sale of processed natural gas and natural gas liquids pursuant to our percent-of-proceeds and keep-whole contracts with certain of our customers on the Bison Midstream and Grand River Gathering systems. Our current commodity price risk exposure has not changed materially since December 31, 2014. See the "Commodity Price Risk" section included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the 2014 Annual Report for additional information.

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
Changes in Internal Control Over Financial Reporting
There have not been any changes in SMLP’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first fiscal quarter of 2015 that have materially affected, or are reasonably likely to materially affect, SMLP's internal control over financial reporting.

PART II
Item 1. Legal Proceedings.
Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, and except as previously reported in Item 3. Legal Proceedings of the 2014 Annual Report, we are not currently a party to any significant legal or governmental proceedings.

Item 1A. Risk Factors.
The risk factors contained in the Item 1A. Risk Factors of the 2014 Annual Report are incorporated herein by reference.

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
10.1
Amended and Restated Employment Agreement, dated March 1, 2015, by and between Summit Midstream Partners, LLC and Brad N. Graves (Incorporated herein by reference to Exhibit 10.1 to SMLP's Current Report on Form 8-K dated March 4, 2015 (Commission File No. 001-35666))

10.2
Summit Midstream Partners, LP 2012 Long-Term Incentive Plan Phantom Unit Agreement (Incorporated herein by reference to Exhibit 10.1 to SMLP's Current Report on Form 8-K dated March 11, 2014 (Commission File No. 001-35666))

31.1		Rule 13a-14(a)/15d-14(a) Certification, executed by Steven J. Newby, President, Chief Executive Officer and Director
31.2		Rule 13a-14(a)/15d-14(a) Certification, executed by Matthew S. Harrison, Executive Vice President and Chief Financial Officer
32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Steven J. Newby, President, Chief Executive Officer and Director, and Matthew S. Harrison, Executive Vice President and Chief Financial Officer

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
(1) Includes the following materials contained in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Partners' Capital,

(iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Summit Midstream Partners, LP
(Registrant)

By: Summit Midstream GP, LLC (its general partner)

May 6, 2015	/s/ Matthew S. Harrison
Matthew S. Harrison, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)