Form 10-Q/A
period 2016-03-31
Summit Midstream Partners, LP
filed 2016-07-22
CIK 1549922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Amendment No. 1)

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). .☐  Yes   ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	As of June 30, 2016
Common Units	66,588,168 units
General Partner Units	1,354,700 units

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended March 30, 2016 (the “Original Filing”), originally filed with the Securities and Exchange Commission (“SEC”) on May 9, 2016, is to correct an error on the signature page of the Original Filing.  Mr. David K. Kimsey erroneously signed the Original Filing in the capacity of our Principal Accounting Officer, and we are filing this amendment to include the signature of Mr. Matthew S. Harrison in his continuing capacity as our Principal Accounting Officer and remove Mr. Kimsey as a signatory.

Controls and Procedures

In connection with the above error, under the direction of our general partner’s Chief Executive Officer and Chief Financial Officer, we re-evaluated our disclosure controls and procedures and internal control over financial reporting and concluded for purposes of the disclosure required by Part I, Item 4 of Form 10-Q that (i) our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2016 and (ii) no change in internal control over financial reporting occurred during the quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This Amendment No. 1 does not change any of the other information contained in the Original Filing. Other than as specifically set forth herein, this Amendment No. 1 continues to speak as of the date of the Original Filing and we have not updated or amended the disclosures contained therein to reflect events that have occurred since the date of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the date of the Original Filing.

Item 6. Exhibits.

Exhibit number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Steven J. Newby, President, Chief Executive Officer and Director
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Matthew S. Harrison, Executive Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Summit Midstream Partners, LP
(Registrant)

By: Summit Midstream GP, LLC (its general partner)

July 22, 2016	/s/ Matthew S. Harrison
Matthew S. Harrison, Executive Vice President and Chief
Financial Officer (Principal Financial Officer and Principal Accounting Officer)