Form 10-Q
period 2016-06-30
Summit Midstream Partners, LP
filed 2016-08-09
CIK 1549922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
or
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	As of July 31, 2016
Common Units	66,588,168 units
General Partner Units	1,354,700 units

i

Glossary of Terms
adjusted EBITDA: EBITDA plus our proportional adjusted EBITDA for equity method investees, adjustments related to MVC shortfall payments, deferred purchase price obligation expense, impairments and other noncash expenses or losses, less income (loss) from equity method investees and other noncash income or gains
AMI: area of mutual interest; AMIs require that any production from wells drilled by our customers within the AMI be shipped on our gathering systems and/or processed by our processing facilities associated natural gas: a form of natural gas which is found with deposits of petroleum, either dissolved in the oil or as a free gas cap above the oil in the reservoir
Bbl: one barrel; used for crude oil and produced water and equivalent to 42 U.S. gallons
Bcf: one billion cubic feet
condensate: a natural gas liquid with a low vapor pressure, mainly composed of propane, butane, pentane and heavier hydrocarbon fractions conventional resource basin:  a basin where natural gas or crude oil production is developed from a well drilled into a geologic formation in which the reservoir and fluid characteristics permit the crude oil and natural gas to readily flow to the wellbore; also referred to as a conventional resource play delivery point: the point where hydrocarbons or produced water are delivered into a gathering system, processing or fractionation facility or downstream transportation pipeline distributable cash flow: adjusted EBITDA plus cash interest received and cash taxes received, less cash interest paid, senior notes interest adjustment, cash taxes paid and maintenance capital expenditures dry gas: natural gas primarily composed of methane where heavy hydrocarbons and water either do not exist or have been removed through processing or treating
EBITDA: net income or loss, plus interest expense, income tax expense and depreciation and amortization, less interest income and income tax benefit end users: the ultimate users and consumers of transported energy products hub: geographic location of a storage facility and multiple pipeline interconnections
LACT unit: lease automatic custody transfer unit; a system for ownership transfer of hydrocarbons or produced water from the production site to trucks, pipelines or storage tanks
Mbbl: one thousand barrels
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$6,743	$21,793
Accounts receivable	48,305	89,581
Other current assets	2,138	3,573
Total current assets	57,186	114,947
Property, plant and equipment, net	1,846,147	1,812,783
Intangible assets, net	441,961	461,310
Investment in equity method investees	711,021	751,168
Goodwill	16,211	16,211
Other noncurrent assets	8,748	8,253
Total assets	$3,081,274	$3,164,672

Liabilities and Partners' Capital
Current liabilities:
Trade accounts payable	$21,597	$40,808
Due to affiliate	183	1,149
Deferred revenue	—	677
Ad valorem taxes payable	7,658	10,271
Accrued interest	17,483	17,483
Accrued environmental remediation	8,026	7,900
Other current liabilities	13,781	13,297
Total current liabilities	68,728	91,585
Long-term debt	1,312,539	1,267,270
Deferred purchase price obligation	532,355	—
Deferred revenue	48,196	45,486
Noncurrent accrued environmental remediation	3,886	5,764
Other noncurrent liabilities	8,031	7,268
Total liabilities	1,973,735	1,417,373
Commitments and contingencies (Note 15)

Common limited partner capital (66,588 units issued and outstanding at June 30, 2016 and 42,063 units issued and outstanding at December 31, 2015)	1,068,680	744,977
Subordinated limited partner capital (0 units issued and outstanding at June 30, 2016 and 24,410 units issued and outstanding at December 31, 2015)	—	213,631
General partner interests (1,355 units issued and outstanding at June 30, 2016 and December 31, 2015)	27,822	25,634
Noncontrolling interest	11,037	—
Summit Investments' equity in contributed subsidiaries	—	763,057
Total partners' capital	1,107,539	1,747,299
Total liabilities and partners' capital	$3,081,274	$3,164,672
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In thousands, except per-unit amounts)
Revenues:
Gathering services and related fees	$76,187	$69,754	$154,287	$138,194
Natural gas, NGLs and condensate sales	8,581	11,967	16,169	24,580
Other revenues	4,867	5,133	9,750	10,167
Total revenues	89,635	86,854	180,206	172,941
Costs and expenses:
Cost of natural gas and NGLs	6,864	8,574	13,154	18,015
Operation and maintenance	23,410	23,595	49,252	46,385
General and administrative	12,876	11,632	25,755	23,231
Transaction costs	122	822	1,296	932
Depreciation and amortization	27,963	26,019	55,691	51,549
Loss (gain) on asset sales, net	74	(214)	11	(214)
Long-lived asset impairment	569	—	569	—
Total costs and expenses	71,878	70,428	145,728	139,898
Other income	19	—	41	1
Interest expense	(16,035)	(15,599)	(31,917)	(30,503)
Deferred purchase price obligation expense	(17,465)	—	(24,928)	—
(Loss) income before income taxes	(15,724)	827	(22,326)	2,541
Income tax (expense) benefit	(360)	263	(283)	(167)
Loss from equity method investees	(34,471)	(3,486)	(31,611)	(7,254)
Net loss	$(50,555)	$(2,396)	$(54,220)	$(4,880)
Less:
Net (loss) income attributable to Summit Investments	—	(5,381)	2,745	(9,532)
Net loss attributable to noncontrolling interest	(268)	—	(224)	—
Net (loss) income attributable to SMLP	(50,287)	2,985	(56,741)	4,652
Less net (loss) income attributable to general partner, including IDRs	935	1,891	2,746	3,459
Net (loss) income attributable to limited partners	$(51,222)	$1,094	$(59,487)	$1,193

(Loss) earnings per limited partner unit:
Common unit – basic	$(0.77)	$0.05	$(0.89)	$0.04
Common unit – diluted	$(0.77)	$0.05	$(0.89)	$0.04
Subordinated unit – basic and diluted		$(0.03)		$(0.01)

Weighted-average limited partner units outstanding:
Common units – basic	66,587	38,278	66,540	36,369
Common units – diluted	66,587	38,461	66,540	36,477
Subordinated units – basic and diluted		24,410		24,410
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

	Partners' capital			Summit Investments' equity in contributed subsidiaries
	Limited partners		General partner
	Common	Subordinated			Total
	(In thousands)
Partners' capital, January 1, 2015	$649,060	$293,153	$24,676	$863,789	$1,830,678
Net income (loss)	715	478	3,459	(9,532)	(4,880)
Distributions to unitholders	(38,769)	(27,462)	(4,388)	—	(70,619)
Unit-based compensation	3,049	—	—	—	3,049
Tax withholdings on vested SMLP LTIP awards	(936)	—	—	—	(936)
Issuance of common units, net of offering costs	222,119	—	—	—	222,119
Contribution from general partner	—	—	4,737	—	4,737
Cash advance from Summit Investments to contributed subsidiaries, net	—	—	—	286,799	286,799
Purchase of Polar and Divide	—	—	—	(290,000)	(290,000)
Excess of acquired carrying value over consideration paid for Polar and Divide	77,423	46,100	2,521	(126,044)	—
Expenses paid by Summit Investments on behalf of contributed subsidiaries	—	—	—	13,352	13,352
Capitalized interest allocated from Summit Investments to contributed subsidiaries	—	—	—	558	558
Class B membership interest noncash compensation	—	—	—	502	502
Partners' capital, June 30, 2015	$912,661	$312,269	$31,005	$739,424	$1,995,359

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
(continued)

	Partners' capital			Noncontrolling interest	Summit Investments' equity in contributed subsidiaries
	Limited partners		General partner
	Common	Subordinated				Total
	(In thousands)
Partners' capital, January 1, 2016	$744,977	$213,631	$25,634	$—	$763,057	$1,747,299
Net (loss) income	(60,527)	1,040	2,746	(224)	2,745	(54,220)
Distributions to unitholders	(62,475)	(14,034)	(5,511)	—	—	(82,020)
Unit-based compensation	3,665	—	—	—	—	3,665
Tax withholdings on vested SMLP LTIP awards	(796)	—	—	—	—	(796)
Subordinated units conversion	200,637	(200,637)	—	—	—	—
Purchase of 2016 Drop Down Assets	—	—	—	—	(866,858)	(866,858)
Establishment of noncontrolling interest	—	—	—	11,261	(11,261)	—
Distribution of debt related to Carve-Out Financial Statements of Summit Investments	—	—	—	—	342,926	342,926
Excess of acquired carrying value over consideration paid for 2016 Drop Down Assets	243,044	—	4,953	—	(247,997)	—
Cash advance from Summit Investments to contributed subsidiaries, net	—	—	—	—	12,214	12,214
Expenses paid by Summit Investments on behalf of contributed subsidiaries	—	—	—	—	4,821	4,821
Capitalized interest allocated from Summit Investments to contributed subsidiaries	—	—	—	—	223	223
Class B membership interest noncash compensation	155	—	—	—	130	285
Partners' capital, June 30, 2016	$1,068,680	$—	$27,822	$11,037	$—	$1,107,539
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net loss	$(54,220)	$(4,880)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	55,957	52,012
Amortization of deferred loan costs	1,947	2,196
Deferred purchase price obligation expense	24,928	—
Unit-based and noncash compensation	3,950	3,551
Loss from equity method investees	31,611	7,254
Distributions from equity method investees	24,181	13,869
Loss (gain) on asset sales, net	11	(214)
Long-lived asset impairment	569	—
Write-off of debt issuance costs	—	727
Changes in operating assets and liabilities:
Accounts receivable	41,276	36,778
Trade accounts payable	1,447	(2,031)
Due to affiliate	(966)	5,162
Change in deferred revenue	2,033	5,845
Ad valorem taxes payable	(2,613)	(2,413)
Accrued interest	—	(1,375)
Accrued environmental remediation	(1,752)	(10,196)
Other, net	3,141	(1,289)
Net cash provided by operating activities	131,500	104,996
Cash flows from investing activities:
Capital expenditures	(91,372)	(131,517)
Contributions to equity method investees	(15,645)	(64,396)
Acquisitions of gathering systems from affiliate, net of acquired cash	(359,431)	(292,941)
Other, net	(435)	238
Net cash used in investing activities	(466,883)	(488,616)

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Six months ended June 30,
	2016	2015
	(In thousands)
Cash flows from financing activities:
Distributions to unitholders	(82,020)	(70,619)
Borrowings under revolving credit facility	439,300	257,000
Repayments under revolving credit facility	(50,300)	(151,000)
Repayments under term loan	—	(177,500)
Deferred loan costs	(2,766)	(136)
Proceeds from issuance of common units, net	—	222,119
Contribution from general partner	—	4,737
Cash advance from Summit Investments to contributed subsidiaries, net	12,214	286,799
Expenses paid by Summit Investments on behalf of contributed subsidiaries	4,821	13,352
Other, net	(916)	(936)
Net cash provided by financing activities	320,333	383,816
Net change in cash and cash equivalents	(15,050)	196
Cash and cash equivalents, beginning of period	21,793	27,811
Cash and cash equivalents, end of period	$6,743	$28,007

Supplemental cash flow disclosures:
Cash interest paid	$31,464	$30,331
Less capitalized interest	1,779	1,361
Interest paid (net of capitalized interest)	$29,685	$28,970

Cash paid for taxes	$—	$—

Noncash investing and financing activities:
Capital expenditures in trade accounts payable (period-end accruals)	$14,322	$29,357
Issuance of deferred purchase price obligation to affiliate to partially fund the 2016 Drop Down	507,427	—
Capitalized interest allocated from Summit Investments to contributed subsidiaries	223	558
Excess of acquired carrying value over consideration paid and recognized for 2016 Drop Down Assets	247,997	—
Excess of acquired carrying value over consideration paid for Polar and Divide	—	126,044
Distribution of debt related to Carve-Out Financial Statements of Summit Investments (see Notes 2 and 11)	342,926	—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION, BUSINESS OPERATIONS AND PRESENTATION AND CONSOLIDATION
Organization. Summit Midstream Partners, LP ("SMLP" or the "Partnership"), a Delaware limited partnership, was formed in May 2012 and began operations in October 2012 in connection with its initial public offering ("IPO") of common limited partner units. SMLP is a growth-oriented limited partnership focused on developing, owning and operating midstream energy infrastructure assets that are strategically located in the core producing areas of unconventional resource basins, primarily shale formations, in the continental United States. Our business activities are conducted through various operating subsidiaries, each of which is owned or controlled by our wholly owned subsidiary holding company, Summit Midstream Holdings, LLC ("Summit Holdings"), a Delaware limited liability company. References to the "Partnership," "we," or "our" refer collectively to SMLP and its subsidiaries.
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
In addition to its 2% general partner interest in SMLP (including the incentive distribution rights ("IDRs") in respect of SMLP), Summit Investments has direct and indirect ownership interests in our common units. As of June 30, 2016, Summit Investments beneficially owned 29,854,581 SMLP common units.
Neither SMLP nor its subsidiaries have any employees. All of the personnel that conduct our business are employed by Summit Investments, but these individuals are sometimes referred to as our employees.
On February 25, 2016, the Partnership and Summit Midstream Partners Holdings, LLC (“SMP Holdings”), a wholly owned subsidiary of Summit Investments, entered into a contribution agreement (the "Contribution Agreement") pursuant to which SMP Holdings agreed to contribute to the Partnership substantially all of its limited partner interest in Summit Midstream OpCo, LP ("OpCo"), a Delaware limited partnership that owns (i) 100% of the issued and outstanding membership interests of Summit Midstream Utica, LLC ("Summit Utica"), Meadowlark Midstream Company, LLC ("Meadowlark Midstream") and Tioga Midstream, LLC ("Tioga Midstream" and collectively with Summit Utica and Meadowlark Midstream, the "Contributed Entities"), each a limited liability company and (ii) a 40.0% ownership interest in each of Ohio Gathering Company, L.L.C. and Ohio Condensate Company, L.L.C. (collectively with OpCo and the Contributed Entities, the “2016 Drop Down Assets”)(the “2016 Drop Down”). The 2016 Drop Down closed on March 3, 2016. Subsequent to closing, SMP Holdings retained a 1.0% noncontrolling interest in OpCo, which is managed by Summit Midstream OpCo GP, LLC ("OpCo GP"), a Delaware limited liability company and a wholly owned subsidiary of Summit Holdings.
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

•
Niobrara gathering and processing system ("Niobrara G&P"), an associated natural gas gathering and processing system operating in the Denver-Julesburg ("DJ") Basin, which includes the Niobrara and Codell shale formations in northeastern Colorado;

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
Ohio Gathering Company, L.L.C. ("OGC") and Ohio Condensate Company, L.L.C. ("OCC" and together with OGC, "Ohio Gathering") operate a natural gas gathering system and a condensate stabilization facility in the Appalachian Basin, which includes the Utica and Point Pleasant shale formations in southeastern Ohio.
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
The unaudited condensed consolidated financial statements include the assets, liabilities and results of operations of SMLP and its subsidiaries. All intercompany transactions among the consolidated entities have been eliminated in consolidation. The financial position, results of operations and cash flows of (i) acquired drop down assets, liabilities and expenses or (ii) entities that were carved out of entities held by Summit Investments and included herein have been derived from the accounting records of the respective Summit Investments' subsidiary on a carve-out basis (see Note 2).
These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and the regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. We believe that the disclosures made are adequate to make the information not misleading. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, including normal recurring adjustments, which are necessary to fairly present the unaudited condensed consolidated balance sheet as of June 30, 2016, the unaudited condensed consolidated statements of operations for the three- and six-month periods ended June 30, 2016 and 2015, and the unaudited condensed consolidated statements of partners' capital and cash flows for the six-month periods ended June 30, 2016 and 2015. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto that are included in our annual report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on February 29, 2016, and as updated and superseded by our current report on Form 8-K dated June 6, 2016 (the "2015 Annual Report"). The results of operations for an interim period are not necessarily indicative of results expected for a full year.
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
In 2015, we made certain reclassifications to conform to current presentation. We evaluated our historical classification of (i) gathering fee revenue associated with certain Bison Midstream percent-of-proceeds contracts and (ii) certain pass-through expenses for Bison Midstream. As a result of this evaluation, we determined that certain amounts that had previously been recognized in cost of natural gas and NGLs would be more appropriately reflected as gathering services and related fees and other revenues to enhance reporting transparency. The impact of these reclassifications, which had no impact on net loss, total partners' capital or segment adjusted EBITDA, follows.

	Three months ended June 30, 2015	Six months ended June 30, 2015
	(In thousands)
Gathering services and related fees	$3,050	$6,468
Other revenues	620	1,258
Net impact on total revenues	$3,670	$7,726

Cost of natural gas and NGLs	$3,670	$7,726
Net impact on total costs and expenses	$3,670	$7,726

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Property, Plant, and Equipment. We record property, plant, and equipment at historical cost of construction or fair value of the assets at acquisition. We capitalize expenditures that extend the useful life of an asset or enhance its productivity or efficiency from its original design over the expected remaining period of use. For maintenance and repairs that do not add capacity or extend the useful life of an asset, we recognize expenditures as an expense as incurred. We capitalize project costs incurred during construction, including interest on funds borrowed to finance the construction of facilities, as construction in progress. To the extent that Summit Investments incurred interest expense related to capital projects of assets that have been acquired by the Partnership, the associated interest expense is allocated to the drop down assets as a noncash equity contribution and capitalized into the basis of the asset.
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
Deferred Purchase Price Obligation Income or Expense. We recognized a liability for the deferred purchase price obligation to reflect the expected value of the remaining consideration to be paid in 2020 for the acquisition of the 2016 Drop Down Assets. The calculation of the remaining consideration incorporates estimates of projected capital expenditures and Business Adjusted EBITDA related to the 2016 Drop Down Assets. For balance sheet recognition purposes, we discount the remaining consideration using a commensurate risk-adjusted discount rate and recognize the change in present value in earnings in the period of change. The income or expense represents the change in present value, which comprises a time value of money concept as well as adjustments to projections and the expected value of the remaining consideration (see Note 16).
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
Noncontrolling Interest. Noncontrolling interest represents the ownership interests of third-party entities in the net assets of our consolidated subsidiaries, including SMP Holdings' ownership interest in OpCo. For financial reporting purposes, we consolidate OpCo and its wholly owned subsidiaries with our wholly owned subsidiaries and SMP Holdings' interest is shown as noncontrolling interest in partners' capital. We reflect changes in our ownership of OpCo as adjustments to noncontrolling interest.
Earnings or Loss Per Unit ("EPU"). We determine basic EPU by dividing the net income or loss that is attributed, in accordance with the net income and loss allocation provisions of our partnership agreement, to limited partners under the two-class method, after deducting (i) the 1% noncontrolling interest in OpCo (for periods subsequent to the 2016 Drop Down), (ii) any net income or loss of contributed subsidiaries that is attributable to Summit Investments, (iii) the general partner's 2% interest in net income or loss, and (iv) any payment of IDRs, by the weighted-average number of limited partner units outstanding. Diluted EPU reflects the potential dilution that could occur if securities or other agreements to issue common units, such as unit-based compensation, were exercised, settled or converted into common units and included in the weighted-average number of units outstanding. When it is determined that potential common units resulting from an award subject to performance or market conditions should be included in the diluted EPU calculation, the impact is reflected by applying the treasury stock method.
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
Accounting Pronouncements Pending Adoption. We are currently in the process of evaluating the applicability and/or impact of the following accounting pronouncements:

•
ASU No. 2014-09 Revenue From Contracts With Customers (Topic 606) ("ASU 2014-09"). There has been no change to our position regarding ASU 2014-09 during 2016. See Note 2 to the consolidated financial statements included in the 2015 Annual Report for additional information.

•
ASU No. 2016-02 Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 requires that lessees recognize all leases on the balance sheet, with the exception of short-term leases. A lease liability will be recorded for the obligation of a lessee to make lease payments arising from a lease. A right-of-use asset, will be recorded which represents the lessee’s right to use, or to control the use of, a specified asset for a lease term. Under the new guidance, lessor accounting is largely unchanged. ASU 2016-02 is effective for public companies for fiscal years beginning after December 15, 2018, and requires the modified retrospective approach for transition.

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

•
ASU No. 2016-12 Revenue From Contracts With Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients ("ASU No. 2016.12"). ASU No. 2016.12 does not change the core principle of the guidance in Topic 606. Rather, the amendments therein affect only the narrow aspects of Topic 606 including assessing the collectability criterion and issues related to contract modification at transition and completed contracts at transition. The effective date and transition for this update are the same as ASU 2014-09.
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
As of June 30, 2016, our reportable segments are:

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
As noted above, our investment in Ohio Gathering (see Note 7) is included in the Utica Shale reportable segment. Segment assets for the Utica Shale includes the associated investment in equity method investees. Income or loss from equity method investees, as reflected on the statements of operations, solely relates to Ohio Gathering and is recognized and disclosed on a one-month lag. No other line items in the statements of operations or cash flows, as disclosed in the tables below, include results for our investment in Ohio Gathering.
Corporate represents those assets and liabilities and revenues and expenses that are (i) not specifically attributable to a reportable segment, (ii) not individually reportable, or (iii) that have not been allocated to our reportable segments.
Assets by reportable segment follow.

	June 30, 2016	December 31, 2015
	(In thousands)
Assets:
Utica Shale (1)	$892,969	$886,224
Williston Basin	716,926	740,361
Piceance/DJ Basins	819,954	866,095
Barnett Shale	407,667	416,586
Marcellus Shale	229,898	233,116
Total reportable segment assets	3,067,414	3,142,382
Corporate	13,860	22,290
Total assets	$3,081,274	$3,164,672
__________
(1) Represents the investment in equity method investees for Ohio Gathering (see Note 7) and total assets for Summit Utica.

Revenues by reportable segment follow.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In thousands)
Revenues:
Utica Shale	$5,403	$515	$9,686	$904
Williston Basin	27,507	23,650	57,517	46,718
Piceance/DJ Basins	29,411	31,083	58,402	61,977
Barnett Shale	20,856	23,823	41,257	47,720
Marcellus Shale	6,458	7,783	13,344	15,622
Total reportable segment revenues and total revenues	$89,635	$86,854	$180,206	$172,941
Counterparties accounting for more than 10% of total revenues were as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Percentage of total revenues:
Counterparty A - Piceance/DJ Basins	*	12%	*	13%
__________
* Less than 10%
Depreciation and amortization, including the amortization expense associated with our favorable and unfavorable gas gathering contracts as reported in other revenues, by reportable segment follows.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In thousands)
Depreciation and amortization:
Utica Shale	$952	$217	$1,796	$357
Williston Basin	8,410	7,729	16,767	15,096
Piceance/DJ Basins	12,297	11,818	24,570	23,600
Barnett Shale	4,057	4,114	8,113	8,271
Marcellus Shale	2,222	2,169	4,441	4,338
Total reportable segment depreciation and amortization	27,938	26,047	55,687	51,662
Corporate	154	184	270	350
Total depreciation and amortization	$28,092	$26,231	$55,957	$52,012

Cash paid for capital expenditures by reportable segment follow.

	Six months ended June 30,
	2016	2015
	(In thousands)
Capital expenditures:
Utica Shale	$54,064	$40,195
Williston Basin	21,919	76,470
Piceance/DJ Basins	10,633	11,900
Barnett Shale	2,109	1,922
Marcellus Shale	2,135	637
Total reportable segment capital expenditures	90,860	131,124
Corporate	512	393
Total capital expenditures	$91,372	$131,517
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
Segment adjusted EBITDA by reportable segment follows.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In thousands)
Reportable segment adjusted EBITDA:
Utica Shale (1)	$17,452	$6,414	$33,029	$11,621
Williston Basin	19,209	12,638	38,929	23,615
Piceance/DJ Basins	26,231	28,207	51,046	56,909
Barnett Shale	13,913	15,540	27,990	32,301
Marcellus Shale	4,807	6,162	9,408	12,696
Total of reportable segments’ measures of profit or loss	$81,612	$68,961	$160,402	$137,142
__________
(1) Includes our proportional share of adjusted EBITDA for Ohio Gathering and is reflected as the proportional adjusted EBITDA for equity method investees in the reconciliation of income or loss before income taxes to segment adjusted EBITDA.

A reconciliation of loss before income taxes to total reportable segment adjusted EBITDA follows.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In thousands)
Reconciliation of (loss) income before income taxes to total of reportable segments' measure of profit or loss:
(Loss) income before income taxes	$(15,724)	$827	$(22,326)	$2,541
Add:
Allocated corporate expenses	9,247	7,043	18,006	13,666
Interest expense	16,035	15,599	31,917	30,503
Deferred purchase price obligation expense	17,465	—	24,928	—
Depreciation and amortization	28,092	26,231	55,957	52,012
Proportional adjusted EBITDA for equity method investees	12,725	6,552	25,113	11,816
Adjustments related to MVC shortfall payments	11,135	10,935	22,277	23,268
Unit-based and noncash compensation	1,994	1,988	3,950	3,551
Loss on asset sales	77	24	134	24
Long-lived asset impairment	569	—	569	—
Less:
Interest income	—	—	—	1
Gain on asset sales	3	238	123	238
Total of reportable segments’ measures of profit or loss	$81,612	$68,961	$160,402	$137,142
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

Adjustments related to MVC shortfall payments by reportable segment follow.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In thousands)
Adjustments related to MVC shortfall payments:
Williston Basin	$4,261	$2,847	$7,797	$5,500
Piceance/DJ Basins	7,456	9,866	14,973	19,769
Barnett Shale	(582)	(1,778)	(493)	(2,001)
Total adjustments related to MVC shortfall payments	$11,135	$10,935	$22,277	$23,268

4. PROPERTY, PLANT, AND EQUIPMENT, NET
Details on property, plant, and equipment follow.

	June 30, 2016	December 31, 2015
	(In thousands)
Gathering and processing systems and related equipment	$1,923,234	$1,883,139
Construction in progress	101,743	75,132
Land and line fill	11,442	11,055
Other	33,552	32,427
Total	2,069,971	2,001,753
Less accumulated depreciation	223,824	188,970
Property, plant, and equipment, net	$1,846,147	$1,812,783
Depreciation expense and capitalized interest follow.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In thousands)
Depreciation expense	$17,595	$15,721	$34,966	$30,985
Capitalized interest	1,063	834	1,779	1,361

5. AMORTIZING INTANGIBLE ASSETS AND UNFAVORABLE GAS GATHERING CONTRACT
Details regarding our intangible assets and the unfavorable gas gathering contract (included in other noncurrent liabilities), all of which are subject to amortization, follow.

	June 30, 2016
	Useful lives (In years)	Gross carrying amount	Accumulated amortization	Net
		(Dollars in thousands)
Favorable gas gathering contracts	18.7	$24,195	$(10,189)	$14,006
Contract intangibles	12.5	426,464	(128,760)	297,704
Rights-of-way	26.1	152,174	(21,923)	130,251
Total intangible assets		$602,833	$(160,872)	$441,961

Unfavorable gas gathering contract	10.0	$10,962	$(6,466)	$4,496

	December 31, 2015
	Useful lives (In years)	Gross carrying amount	Accumulated amortization	Net
		(Dollars in thousands)
Favorable gas gathering contracts	18.7	$24,195	$(9,534)	$14,661
Contract intangibles	12.5	426,464	(111,052)	315,412
Rights-of-way	26.3	150,143	(18,906)	131,237
Total intangible assets		$600,802	$(139,492)	$461,310

Unfavorable gas gathering contract	10.0	$10,962	$(6,077)	$4,885

We recognized amortization expense in other revenues as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In thousands)
Amortization expense – favorable gas gathering contracts	$(317)	$(375)	$(655)	$(801)
Amortization expense – unfavorable gas gathering contract	188	163	389	338
We recognized amortization expense in costs and expenses as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In thousands)
Amortization expense – contract intangibles	$8,854	$8,835	$17,708	$17,670
Amortization expense – rights-of-way	1,514	1,463	3,017	2,894
The estimated aggregate annual amortization expected to be recognized for the remainder of 2016 and each of the four succeeding fiscal years follows.

	Amortizing intangible assets	Unfavorable gas gathering contract
	(In thousands)
2016	$21,607	$509
2017	42,027	1,047
2018	41,481	1,035
2019	41,726	1,045
2020	44,374	860

6. GOODWILL
We evaluate goodwill for impairment annually on September 30 and whenever events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. There have been no impairments of goodwill during 2016.
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
The ownership interest Summit Investments acquired from Blackhawk included an option to increase the holder's ownership interest in Ohio Gathering to 40.0% (the "Option"). In May 2014, Summit Investments exercised the Option to increase its ownership to 40.0% (the "Option Exercise") and made the following payments (i) $326.6 million of capital contribution true-ups, (ii) $50.4 million of additional capital contributions to maintain its 40.0% ownership interest, and (iii) $5.4 million of management fee payments that were recognized as capital contributions in its Ohio Gathering capital accounts. Concurrent with and subsequent to the Option Exercise, the non-affiliated owners have retained their respective 60.0% ownership interest in Ohio Gathering (the "Non-affiliated Owners").
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
Subsequent to the Option Exercise, Summit Investments continued to make capital contributions to Ohio Gathering along with receiving distributions such that it maintained its 40.0% ownership interest through the 2016 Drop Down, at which point SMLP began making contributions and receiving distributions such that it maintained its 40.0% ownership interest through June 30, 2016.
In June 2016, an impairment loss was recognized by the operator of OCC. The Partnership recorded its 40.0% share of the impairment loss, or $37.8 million, in loss from equity method investees in the consolidated statements of operations. Although we recognize activity for Ohio Gathering on a one-month lag, we recorded the impairment loss in May 2016 activity because the information was available to us prior to receiving the full June 2016 financial results.
A reconciliation of our 40% ownership interest in Ohio Gathering to our investment per Ohio Gathering's books and records follows (in thousands).

Investment in equity method investees, June 30, 2016	$711,021
June cash distributions	3,847
Basis difference	(150,213)
Impairment loss	37,782
Investment in equity method investees, net of basis difference, May 31, 2016	$602,437

Summarized statements of operations information for OGC and OCC follows (amounts represent 100% of investee financial information).

	Three months ended May 31, 2016		Three months ended May 31, 2015
	OGC	OCC	OGC	OCC
	(In thousands)
Total revenues	$38,444	$5,417	$26,531	$831
Total operating expenses	22,572	98,748	23,755	3,881
Net income (loss)	15,868	(93,701)	2,776	(3,315)

	Six months ended May 31, 2016		Six months ended May 31, 2015
	OGC	OCC	OGC	OCC
	(In thousands)
Total revenues	$76,243	$10,615	$50,182	$860
Total operating expenses	45,105	103,307	46,327	6,066
Net income (loss)	31,137	(93,245)	3,856	(5,472)

8. DEFERRED REVENUE
A rollforward of current deferred revenue follows.

	Williston Basin	Piceance/DJ Basins	Barnett Shale	Total current
	(In thousands)
Current deferred revenue, January 1, 2016	$—	$—	$677	$677
Additions	—	5,484	—	5,484
Less revenue recognized	—	5,484	677	6,161
Current deferred revenue, June 30, 2016	$—	$—	$—	$—
A rollforward of noncurrent deferred revenue follows.

	Williston Basin	Piceance/DJ Basins	Barnett Shale	Total noncurrent
	(In thousands)
Noncurrent deferred revenue, January 1, 2016	$29,002	$16,484	$—	$45,486
Additions	235	2,475	—	2,710
Less revenue recognized	—	—	—	—
Noncurrent deferred revenue, June 30, 2016	$29,237	$18,959	$—	$48,196
As of June 30, 2016, accounts receivable included $1.6 million of shortfall billings related to MVC arrangements that can be utilized to offset gathering fees in subsequent periods.

9. DEBT
Debt consisted of the following:

	June 30, 2016	December 31, 2015
	(In thousands)
Summit Holdings variable rate senior secured revolving credit facility (2.97% at June 30, 2016 and 2.93% at December 31, 2015) due November 2018	$721,000	$344,000
SMP Holdings variable rate senior secured revolving credit facility (2.43% at December 31, 2015) (1)	—	115,000
SMP Holdings variable rate senior secured term loan (2.43% at December 31, 2015) (1)	—	217,500
Summit Holdings 5.50% Senior unsecured notes due August 2022	300,000	300,000
Unamortized deferred loan costs (2)	(3,826)	(4,139)
Summit Holdings 7.50% Senior unsecured notes due July 2021	300,000	300,000
Unamortized deferred loan costs (2)	(4,635)	(5,091)
Total long-term debt	$1,312,539	$1,267,270
__________
(1) Debt was allocated to the 2016 Drop Down Assets prior to the closing of the 2016 Drop Down but was retained by Summit Investments after close.
(2) Issuance costs are being amortized over the life of the notes.
Revolving Credit Facility. We have a senior secured revolving credit facility which allows for revolving loans, letters of credit and swingline loans (the "revolving credit facility"). On February 25, 2016, we closed on an amendment to the revolving credit facility, which became effective concurrent with the March 3, 2016 closing of the 2016 Drop Down. In connection with this amendment, (i) the revolving credit facility's borrowing capacity increased from $700.0 million to $1.25 billion, (ii) a new investment basket allowing the Co-Issuers (as defined below) to buy back up to $100.0 million of our outstanding senior unsecured notes was included, (iii) the total leverage ratio was increased to 5.50 to 1.0 through December 31, 2016, and (iv) various amendments were approved to facilitate the 2016 Drop Down. The revolving credit facility matures in November 2018 and includes a $200.0 million accordion feature. It is secured by the membership interests of Summit Holdings and those of its subsidiaries. Substantially all of Summit Holdings' and its subsidiaries' assets are pledged as collateral under the revolving credit facility. The revolving credit facility, and Summit Holdings' obligations, are guaranteed by SMLP and each of its subsidiaries other than OpCo, Summit Utica, Meadowlark Midstream and Tioga Midstream ("Non-Guarantor Subsidiaries").
Borrowings under the revolving credit facility bear interest at the London Interbank Offered Rate ("LIBOR") or an Alternate Base Rate ("ABR") plus an applicable margin ranging from 0.75% to 1.75% for ABR borrowings and 1.75% to 2.75% for LIBOR borrowings, with the commitment fee ranging from 0.30% to 0.50% in each case based on our relative leverage at the time of determination. At June 30, 2016, the applicable margin under LIBOR borrowings was 2.50%, the interest rate was 2.97% and the unused portion of the revolving credit facility totaled $529.0 million (subject to a commitment fee of 0.50%).
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
As of June 30, 2016, we were in compliance with the revolving credit facility's covenants. There were no defaults or events of default during the six months ended June 30, 2016.

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
Bison Midstream and its subsidiaries, Grand River and its subsidiary, DFW Midstream Services and OpCo GP (collectively, the "Guarantor Subsidiaries") and SMLP have fully and unconditionally and jointly and severally guaranteed the 5.5% senior notes and the 7.5% senior notes (collectively, the "Senior Notes")(see Note 17). The Senior Notes have not been guaranteed by the Co-Issuers or the Non-Guarantor Subsidiaries. The Non-Guarantor Subsidiaries were previously guarantors of the Senior Notes. On August 5, 2016, a consent and waiver agreement to the revolving credit facility was executed to remove the guarantees of the entities that now comprise the Non-Guarantor Subsidiaries group effective March 30, 2016. There are no significant restrictions on the ability of SMLP or Summit Holdings to obtain funds from its subsidiaries by dividend or loan. Finance Corp. has had no assets or operations since inception in 2013.
As of June 30, 2016, we were in compliance with the covenants of the Senior Notes. There were no defaults or events of default during the six months ended June 30, 2016.

10. FINANCIAL INSTRUMENTS
Concentrations of Credit Risk. Financial instruments that potentially subject us to concentrations of credit risk consist of cash and accounts receivable. We maintain our cash in bank deposit accounts that frequently exceed federally insured limits. We have not experienced any losses in such accounts and do not believe we are exposed to any significant risk.
Accounts receivable primarily comprise amounts due for the gathering, treating and processing services we provide to our customers and also the sale of natural gas liquids ("NGLs") resulting from our processing services. This industry concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, industry or other conditions. We monitor the creditworthiness of our counterparties and can require letters of credit for receivables from counterparties that are judged to have substandard credit, unless the credit risk can otherwise be mitigated. Our top five customers or counterparties accounted for 46% of total accounts receivable at June 30, 2016, compared with 68% as of December 31, 2015.
Fair Value. The carrying amount of cash and cash equivalents, accounts receivable and trade accounts payable reported on the balance sheet approximates fair value due to their short-term maturities.
The deferred purchase price obligation's carrying value is its fair value because carrying value represents the present value of the payment expected to be made in 2020. Our calculation of the present value of the expected cash payment for the 2016 Drop Down Assets involved significant assumptions and judgments. Differing assumptions regarding any of these inputs could have a material effect on the cash payment and its present value. As such, its fair value measurement is classified as a non-recurring Level 3 measurement in the fair value hierarchy because our assumptions and judgments are not observable from objective sources (see Note 16).
The rollforward of the Level 3 liabilities measured at fair value on a recurring basis follows (in thousands).

Level 3 liabilities, January 1, 2016	$—
Additions	507,427
Change in fair value	24,928
Level 3 liabilities, June 30, 2016	$532,355

A summary of the estimated fair value of our debt financial instruments follows.

	June 30, 2016		December 31, 2015
	Carrying value	Estimated fair value (1)	Carrying value	Estimated fair value (1)
	(In thousands)
Summit Holdings revolving credit facility	$721,000	$721,000	$344,000	$344,000
SMP Holdings revolving credit facility (2)	—	—	115,000	115,000
SMP Holdings term loan (2)	—	—	217,500	217,500
5.5% Senior notes ($300.0 million principal)	296,174	257,500	295,861	224,000
7.5% Senior notes ($300.0 million principal)	295,365	284,375	294,909	257,000
__________
(1) All estimated fair value calculations are Level 2.
(2) Debt was allocated to the 2016 Drop Down Assets prior to the closing of the 2016 Drop Down but was retained by Summit Investments after close.
The outstanding balance on the revolving credit facility is its fair value due to its floating interest rate. The fair value for the senior notes is based on an average of nonbinding broker quotes as of June 30, 2016 and December 31, 2015. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value of the senior notes.

11. PARTNERS' CAPITAL
A rollforward of the number of common limited partner, subordinated limited partner and general partner units follows.

	Common	Subordinated	General partner	Total
Units, January 1, 2016	42,062,644	24,409,850	1,354,700	67,827,194
Net units issued under SMLP LTIP	115,674	—	—	115,674
Subordinated unit conversion	24,409,850	(24,409,850)	—	—
Units, June 30, 2016	66,588,168	—	1,354,700	67,942,868
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
Noncontrolling Interest. We have recorded Summit Investments' retained ownership interest in OpCo and its subsidiaries as a noncontrolling interest in the consolidated financial statements.
Summit Investments' Equity in Contributed Subsidiaries. Summit Investments' equity in contributed subsidiaries represents its position in the net assets of the 2016 Drop Down Assets and Polar and Divide that have been acquired by SMLP. The balance also reflects net income or loss attributable to Summit Investments for the 2016 Drop Down Assets and Polar and Divide for the periods beginning on the dates they were acquired or formed by Summit Investments and ending on the dates they were acquired by the Partnership. Net income or loss was attributed to Summit Investments for:

•	the 2016 Drop Down Assets during the six months ended June 30, 2016 and the three and six months ended June 30, 2015 and

•	Polar and Divide during the three and six months ended June 30, 2015.
Although included in partners' capital, any net income or loss attributable to Summit Investments is excluded from the calculation of EPU.
2016 Drop Down. On March 3, 2016, we acquired the 2016 Drop Down Assets from a subsidiary of Summit Investments. We paid cash consideration of $360.0 million and recognized a deferred purchase price obligation of $507.4 million in exchange for Summit Investments' $1.11 billion net investment in the 2016 Drop Down Assets (see

Note 16). In June 2016, we received a working capital adjustment of $0.6 million from a subsidiary of Summit Investments. We recognized a capital contribution from Summit Investments for the difference between (i) the net cash consideration paid and the deferred purchase price obligation and (ii) Summit Investments' net investment in the 2016 Drop Down Assets.
The calculation of the capital distribution and its allocation to partners' capital follows (in thousands).

Summit Investments' net investment in the 2016 Drop Down Assets	$771,929
SMP Holdings borrowings allocated to 2016 Drop Down Assets and retained by Summit Investments	342,926
Acquired carrying value of 2016 Drop Down Assets		$1,114,855

Deferred purchase price obligation	$507,427
Borrowings under revolving credit facility	360,000
Working capital adjustment received from a subsidiary of Summit Investments	(569)
Total consideration paid and recognized by SMLP		866,858
Excess of acquired carrying value over consideration paid and recognized		$247,997

Allocation of capital contribution:
General partner interest	$4,953
Common limited partner interest	243,044
Partners' capital contribution – excess of acquired carrying value over consideration paid and recognized		$247,997
Cash Distributions Paid and Declared. We paid the following per-unit distributions during the three and six months ended June 30:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Per-unit distributions to unitholders	$0.575	$0.565	$1.150	$1.125
On July 21, 2016, the board of directors of our general partner declared a distribution of $0.575 per unit for the quarterly period ended June 30, 2016. This distribution, which totaled $41.0 million, will be paid on August 12, 2016 to unitholders of record at the close of business on August 5, 2016. We allocated the August 2016 distribution using a 25% marginal percentage interest in accordance with the third target distribution level.
Incentive Distribution Rights. Our general partner also currently holds IDRs that entitle it to receive increasing percentage allocations, up to a maximum of 50.0%, of the cash we distribute from operating surplus in excess of $0.46 per unit per quarter. Our payment of IDRs as reported in distributions to unitholders – general partner in the statement of partners' capital during the three and six months ended June 30 follow.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In thousands)
IDR payments	$1,938	$1,534	$3,874	$2,976
For the purposes of calculating net income or loss attributable to general partner, the financial impact of IDRs is recognized in respect of the quarter for which the distributions were declared. For the purposes of calculating distributions to unitholders in the statements of partners' capital and cash flows, IDR payments are recognized in the quarter in which they are paid.

12. EARNINGS PER UNIT
The following table details the components of EPU.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In thousands, except per-unit amounts)
Numerator for basic and diluted EPU:
Allocation of net (loss) income among limited partner interests:
Net (loss) income attributable to common units	$(51,222)	$1,847	$(59,487)	$1,490
Net income attributable to subordinated units (1)		(753)		(297)
Net (loss) income attributable to limited partners	$(51,222)	$1,094	$(59,487)	$1,193

Denominator for basic and diluted EPU:
Weighted-average common units outstanding – basic	66,587	38,278	66,540	36,369
Effect of nonvested phantom units	—	183	—	108
Weighted-average common units outstanding – diluted	66,587	38,461	66,540	36,477

Weighted-average subordinated units outstanding – basic and diluted (1)		24,410		24,410

(Loss) earnings per limited partner unit:
Common unit – basic	$(0.77)	$0.05	$(0.89)	$0.04
Common unit – diluted	$(0.77)	$0.05	$(0.89)	$0.04
Subordinated unit – basic and diluted (1)		$(0.03)		$(0.01)

Nonvested anti-dilutive phantom units excluded from the calculation of diluted EPU	4	—	250	95
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

•	Also in March 2016, 120,920 phantom units vested.

•	As of June 30, 2016, approximately 3.9 million common units remained available for future issuance.
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

Noncash compensation recognized in general and administrative expense related to the SMP Net Profits Interests was as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In thousands)
SMP Net Profits Interests noncash compensation	$90	$251	$285	$502

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
Expenses incurred by the general partner and reimbursed by us under our partnership agreement were as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In thousands)
Operation and maintenance expense	$6,623	$6,472	$13,372	$12,946
General and administrative expense	7,679	7,087	15,457	14,222
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

15. COMMITMENTS AND CONTINGENCIES
Operating Leases. We and Summit Investments lease certain office space to support our operations. We have determined that our leases are operating leases. We recognize total rent expense incurred or allocated to us in general and administrative expenses. Rent expense related to operating leases, including rent expense incurred on our behalf and allocated to us, was as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In thousands)
Rent expense	$745	$683	$1,361	$1,189
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
In January 2015, Summit Investments learned of the rupture of a four-inch produced water gathering pipeline on the Meadowlark Midstream gathering system. Based on available information, Summit Investments accounted for the rupture as a 2014 event and recognized an environmental remediation accrual.
The incident, which is covered by Summit Investments' insurance policies, exhausted Summit Investments' $25.0 million pollution liability policy in 2015. Property and business interruption claim requests have been submitted, although no amounts have been recognized for any potential recoveries, under the property and business interruption insurance policy. Details of the accrual recognized follow.

Total
(In thousands)
Accrued environmental remediation, January 1, 2015	$30,000
Payments made by affiliates	(13,136)
Payments made with proceeds from insurance policies	(25,000)
Additional accruals	21,800
Accrued environmental remediation, December 31, 2015	$13,664
Payments made by affiliates	(1,752)
Accrued environmental remediation, June 30, 2016	$11,912
As of June 30, 2016, we have recognized (i) a current liability for remediation effort expenditures expected to be incurred within the next 12 months and (ii) a noncurrent liability for estimated remediation expenditures and fines expected to be incurred subsequent to June 30, 2017. Each of these amounts represent our best estimate for costs expected to be incurred. Neither of these amounts has been discounted to its present value.
The U.S. Department of Justice has issued subpoenas to Summit Investments, Meadowlark Midstream, the Partnership and our general partner requesting certain materials related to the rupture. We cannot predict the ultimate outcome of this matter with certainty for Summit Investments or Meadowlark Midstream, especially as it relates to any material liability as a result of any governmental proceeding related to the incident. SMLP and its general partner did not have any management or operational control over, or ownership interest in, Meadowlark Midstream or the produced water disposal pipeline prior to the 2016 Drop Down. Furthermore, the Contribution Agreement executed in connection with the 2016 Drop Down contains customary representations and warranties and Summit Investments has agreed to indemnify the Partnership with respect to certain losses, including losses related to the rupture. As a result, we believe at this time that it is unlikely that SMLP or its general partner will be subject to any material liability as a result of any governmental proceeding related to the rupture.

16. ACQUISITIONS AND DROP DOWN TRANSACTIONS
2016 Drop Down. On March 3, 2016, the Partnership acquired a controlling interest in OpCo, the entity which owns the 2016 Drop Down Assets (see Note 1). These assets include certain natural gas, crude oil and produced water gathering systems located in the Utica Shale, the Williston Basin and the DJ Basin as well as ownership interests in a natural gas gathering system and a condensate stabilization facility, both located in the Utica Shale.
The net consideration paid and recognized in connection with the 2016 Drop Down (i) consisted of a cash payment to SMP Holdings of $360.0 million funded with borrowings under our revolving credit facility and a $0.6 million working capital adjustment received in June 2016 (the “Initial Payment”)(see Note 11) and (ii) includes a deferred payment in 2020 (the “Deferred Purchase Price Obligation”).

The Deferred Purchase Price Obligation will be equal to:

•
six-and-one-half (6.5) multiplied by the average Business Adjusted EBITDA, as defined below and in the Contribution Agreement, of the 2016 Drop Down Assets for 2018 and 2019, less the G&A Adjuster, as defined in the Contribution Agreement;

•	less the Initial Payment;

•	less all capital expenditures incurred for the 2016 Drop Down Assets between March 3, 2016 and December 31, 2019;

•	plus all Business Adjusted EBITDA from the 2016 Drop Down Assets between March 3, 2016 and December 31, 2019, less the the Cumulative G&A Adjuster, as defined in the Contribution Agreement.
Business Adjusted EBITDA is defined as the net income or loss of the 2016 Drop Down Assets for such period:

•	plus interest expense, income tax expense, and depreciation and amortization of the 2016 Drop Down Assets for such period;

•	plus any adjustments related to MVC shortfall payments, impairments and other noncash expenses or losses with respect to the 2016 Drop Down Assets for such period;

•	plus any Special Liability Expenses, as defined below and in the Contribution Agreement, for such period;

•	less interest income and income tax benefit of the 2016 Drop Down Assets for such period;

•	less adjustments related to any other noncash income or gains with respect to the 2016 Drop Down Assets for such period.
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
The present value of the Deferred Purchase Price Obligation will be reflected as a liability on our balance sheet until paid.  As of the acquisition date, the estimated future payment obligation (based on management’s estimate of the Partnership’s share of forecasted Business Adjusted EBITDA and capital expenditures for the 2016 Drop Down Assets) was $860.3 million, which had a net present value of $507.4 million, using a discount rate of 13%. As of June 30, 2016, the net present value of this obligation was $532.4 million and has been recorded on the consolidated balance sheet. Deferred purchase price obligation expense is recognized in the statements of operations. Any subsequent changes to the estimated future payment obligation will be calculated using a discounted cash flow model with a commensurate risk-adjusted discount rate. Such changes and the impact on the liability due to the passage of time will be recorded as deferred purchase price obligation income or expense on the consolidated statements of operations in the period of the change.
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
Because of the common control aspects in a drop down transaction, the 2016 Drop Down was deemed a transaction between entities under common control and, as such, has been accounted for on an “as-if pooled” basis for all periods in which common control existed. Subsequent to closing the 2016 Drop Down, SMLP’s financial results retrospectively include the combined financial results of the 2016 Drop Down Assets for all common-control periods.

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

	Three months ended June 30, 2015	Six months ended June 30,
		2016	2015
	(In thousands)
SMLP revenues	$76,253	$171,339	$148,888
2016 Drop Down Assets revenues	5,910	8,867	10,780
Polar and Divide revenues (1)	4,691		13,273
Combined revenues	$86,854	$180,206	$172,941

SMLP net (loss) income	$2,985	$(56,965)	$4,652
2016 Drop Down Assets net income (loss)	(7,438)	2,745	(14,935)
Polar and Divide net income (1)	2,057		5,403
Combined net loss	$(2,396)	$(54,220)	$(4,880)
__________
(1) Results are fully reflected in SMLP's results of operations subsequent to closing the respective drop down.

17. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
In July 2014 and June 2013, the Co-Issuers issued the Senior Notes. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by SMLP and the Guarantor Subsidiaries (see Note 9).
The following supplemental condensed consolidating financial information reflects SMLP's separate accounts, the combined accounts of the Co-Issuers, the combined accounts of the Guarantor Subsidiaries, the combined accounts of the Non-Guarantor Subsidiaries and the consolidating adjustments for the dates and periods indicated. For purposes of the following consolidating information, each of SMLP and Co-Issuers account for their subsidiary investments, if any, under the equity method of accounting.

Condensed Consolidating Balance Sheets. Balance sheets as of June 30, 2016 and December 31, 2015 follow.

	June 30, 2016
	SMLP	Co-Issuers	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating adjustments	Total
	(In thousands)
Assets
Cash and cash equivalents	$2,320	$638	$2,351	$1,434	$—	$6,743
Accounts receivable	55	—	40,698	7,552	—	48,305
Due from affiliate	11,660	140,443	300,806	—	(452,909)	—
Other current assets	838	—	1,162	138	—	2,138
Total current assets	14,873	141,081	345,017	9,124	(452,909)	57,186
Property, plant and equipment, net	1,419	—	1,453,815	390,913	—	1,846,147
Intangible assets, net	—	—	417,381	24,580	—	441,961
Investment in equity method investees	—	—	—	711,021	—	711,021
Goodwill	—	—	16,211	—	—	16,211
Other noncurrent assets	2,402	6,186	160	—	—	8,748
Investment in subsidiaries	2,070,570	3,253,326	—	—	(5,323,896)	—
Total assets	$2,089,264	$3,400,593	$2,232,584	$1,135,638	$(5,776,805)	$3,081,274

Liabilities and Partners' Capital
Trade accounts payable	$334	$—	$8,530	$12,733	$—	$21,597
Due to affiliate	441,432	—	—	11,660	(452,909)	183
Ad valorem taxes payable	20	—	6,965	673	—	7,658
Accrued interest	—	17,483	—	—	—	17,483
Accrued environmental remediation	—	—	—	8,026	—	8,026
Other current liabilities	4,573	—	7,836	1,372	—	13,781
Total current liabilities	446,359	17,483	23,331	34,464	(452,909)	68,728
Long-term debt	—	1,312,539	—	—	—	1,312,539
Deferred purchase price obligation	532,355	—	—	—	—	532,355
Deferred revenue	—	—	48,196	—	—	48,196
Noncurrent accrued environmental remediation	—	—	—	3,886	—	3,886
Other noncurrent liabilities	3,011	—	5,000	20	—	8,031
Total liabilities	981,725	1,330,022	76,527	38,370	(452,909)	1,973,735

Total partners' capital	1,107,539	2,070,571	2,156,057	1,097,268	(5,323,896)	1,107,539
Total liabilities and partners' capital	$2,089,264	$3,400,593	$2,232,584	$1,135,638	$(5,776,805)	$3,081,274

	December 31, 2015
	SMLP	Co-Issuers	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating adjustments	Total
	(In thousands)
Assets
Cash and cash equivalents	$73	$12,407	$6,930	$2,383	$—	$21,793
Accounts receivable	—	—	84,021	5,560	—	89,581
Due from affiliate	3,168	151,443	207,651	—	(362,262)	—
Other current assets	540	—	2,672	361	—	3,573
Total current assets	3,781	163,850	301,274	8,304	(362,262)	114,947
Property, plant and equipment, net	1,178	—	1,462,623	348,982	—	1,812,783
Intangible assets, net	—	—	438,093	23,217	—	461,310
Investment in equity method investees	—	—	—	751,168	—	751,168
Goodwill	—	—	16,211	—	—	16,211
Other noncurrent assets	3,480	4,611	162	—	—	8,253
Investment in subsidiaries	2,438,395	3,222,187	—	—	(5,660,582)	—
Total assets	$2,446,834	$3,390,648	$2,218,363	$1,131,671	$(6,022,844)	$3,164,672

Liabilities and Partners' Capital
Trade accounts payable	$482	$—	$18,489	$21,837	$—	$40,808
Due to affiliate	360,243	—	—	3,168	(362,262)	1,149
Deferred revenue	—	—	677	—	—	677
Ad valorem taxes payable	9	—	9,881	381	—	10,271
Accrued interest	—	17,483	—	—	—	17,483
Accrued environmental remediation	—	—	—	7,900	—	7,900
Other current liabilities	4,558	—	7,405	1,334	—	13,297
Total current liabilities	365,292	17,483	36,452	34,620	(362,262)	91,585
Long-term debt	332,500	934,770	—	—	—	1,267,270
Deferred revenue	—	—	45,486	—	—	45,486
Noncurrent accrued environmental remediation	—	—	—	5,764	—	5,764
Other noncurrent liabilities	1,743	—	5,503	22	—	7,268
Total liabilities	699,535	952,253	87,441	40,406	(362,262)	1,417,373

Total partners' capital	1,747,299	2,438,395	2,130,922	1,091,265	(5,660,582)	1,747,299
Total liabilities and partners' capital	$2,446,834	$3,390,648	$2,218,363	$1,131,671	$(6,022,844)	$3,164,672

Condensed Consolidating Statements of Operations. For the purposes of the following condensed consolidating statements of operations, we allocate general and administrative expenses recognized at the SMLP parent to the Guarantor Subsidiaries and Other Subsidiaries to reflect what those entities results would have been had they operated on a stand-alone basis. Statements of operations for the three and six months ended June 30, 2016 and 2015 follow.

	Three months ended June 30, 2016
	SMLP	Co-Issuers	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating adjustments	Total
	(In thousands)
Revenues:
Gathering services and related fees	$—	$—	$62,677	$13,510	$—	$76,187
Natural gas, NGLs and condensate sales	—	—	8,581	—	—	8,581
Other revenues	—	—	4,306	561	—	4,867
Total revenues	—	—	75,564	14,071	—	89,635
Costs and expenses:
Cost of natural gas and NGLs	—	—	6,864	—	—	6,864
Operation and maintenance	—	—	21,042	2,368	—	23,410
General and administrative	—	—	10,761	2,115	—	12,876
Transaction costs	122	—	—	—	—	122
Depreciation and amortization	154	—	24,757	3,052	—	27,963
Loss on asset sales, net	—	—	74	—	—	74
Long-lived asset impairment	—	—	40	529	—	569
Total costs and expenses	276	—	63,538	8,064	—	71,878
Other income	19	—	—	—	—	19
Interest expense	—	(16,035)	—	—	—	(16,035)
Deferred purchase price obligation expense	(17,465)	—	—	—	—	(17,465)
(Loss) income before income taxes	(17,722)	(16,035)	12,026	6,007	—	(15,724)
Income tax expense	(360)	—	—	—	—	(360)
Loss from equity method investees	—	—	—	(34,471)	—	(34,471)
Equity in loss of consolidated subsidiaries	(32,473)	(16,438)	—	—	48,911	—
Net (loss) income	$(50,555)	$(32,473)	$12,026	$(28,464)	$48,911	$(50,555)

	Three months ended June 30, 2015
	SMLP	Co-Issuers	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating adjustments	Total
	(In thousands)
Revenues:
Gathering services and related fees	$—	$—	$64,420	$5,334	$—	$69,754
Natural gas, NGLs and condensate sales	—	—	11,967	—	—	11,967
Other revenues	—	—	4,556	577	—	5,133
Total revenues	—	—	80,943	5,911	—	86,854
Costs and expenses:
Cost of natural gas and NGLs	—	—	8,574	—	—	8,574
Operation and maintenance	—	—	21,618	1,977	—	23,595
General and administrative		—	9,739	1,893	—	11,632
Transaction costs	822	—	—	—	—	822
Depreciation and amortization	184	—	23,795	2,040	—	26,019
Gain on asset sales, net	—	—	(214)	—	—	(214)
Total costs and expenses	1,006	—	63,512	5,910	—	70,428
Other income	—	—	—	—	—	—
Interest expense	(3,516)	(12,083)	—	—	—	(15,599)
(Loss) income before income taxes	(4,522)	(12,083)	17,431	1	—	827
Income tax benefit	263	—	—	—	—	263
Loss from equity method investees	—	—	—	(3,486)	—	(3,486)
Equity in earnings of consolidated subsidiaries	1,863	13,946	—	—	(15,809)	—
Net (loss) income	$(2,396)	$1,863	$17,431	$(3,485)	$(15,809)	$(2,396)

	Six months ended June 30, 2016
	SMLP	Co-Issuers	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating adjustments	Total
	(In thousands)
Revenues:
Gathering services and related fees	$—	$—	$127,445	$26,842	$—	$154,287
Natural gas, NGLs and condensate sales	—	—	16,169	—	—	16,169
Other revenues	—	—	8,674	1,076	—	9,750
Total revenues	—	—	152,288	27,918	—	180,206
Costs and expenses:
Cost of natural gas and NGLs	—	—	13,154	—	—	13,154
Operation and maintenance	—	—	43,614	5,638	—	49,252
General and administrative	—	—	20,891	4,864	—	25,755
Transaction costs	1,296	—	—	—	—	1,296
Depreciation and amortization	270	—	49,429	5,992	—	55,691
Loss on asset sales, net	—	—	11	—	—	11
Long-lived asset impairment	—	—	41	528	—	569
Total costs and expenses	1,566	—	127,140	17,022	—	145,728
Other income	41	—	—	—	—	41
Interest expense	(1,441)	(30,476)	—	—	—	(31,917)
Deferred purchase price obligation expense	(24,928)	—	—	—	—	(24,928)
(Loss) income before income taxes	(27,894)	(30,476)	25,148	10,896	—	(22,326)
Income tax expense	(283)	—	—	—	—	(283)
Loss from equity method investees	—	—	—	(31,611)	—	(31,611)
Equity in (loss) earnings of consolidated subsidiaries	(26,043)	4,433	—	—	21,610	—
Net (loss) income	$(54,220)	$(26,043)	$25,148	$(20,715)	$21,610	$(54,220)

	Six months ended June 30, 2015
	SMLP	Co-Issuers	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating adjustments	Total
	(In thousands)
Revenues:
Gathering services and related fees	$—	$—	$128,605	$9,589	$—	$138,194
Natural gas, NGLs and condensate sales	—	—	24,580	—	—	24,580
Other revenues	—	—	8,975	1,192	—	10,167
Total revenues	—	—	162,160	10,781	—	172,941
Costs and expenses:
Cost of natural gas and NGLs	—	—	18,015	—	—	18,015
Operation and maintenance	—	—	42,673	3,712	—	46,385
General and administrative	—	—	19,765	3,466	—	23,231
Transaction costs	932	—	—	—	—	932
Depreciation and amortization	350	—	47,384	3,815	—	51,549
Gain on asset sales, net	—	—	(214)	—	—	(214)
Total costs and expenses	1,282	—	127,623	10,993	—	139,898
Other income	—	—	1	—	—	1
Interest expense	(6,302)	(24,201)	—	—	—	(30,503)
(Loss) income before income taxes	(7,584)	(24,201)	34,538	(212)	—	2,541
Income tax expense	(167)	—	—	—	—	(167)
Loss from equity method investees	—	—	—	(7,254)	—	(7,254)
Equity in earnings of consolidated subsidiaries	2,871	27,072	—	—	(29,943)	—
Net (loss) income	$(4,880)	$2,871	$34,538	$(7,466)	$(29,943)	$(4,880)

Condensed Consolidating Statements of Cash Flows. Statements of cash flows for the six months ended June 30, 2016 and 2015 follow.

	Six months ended June 30, 2016
	SMLP	Co-Issuers	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating adjustments	Total
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$750	$(28,517)	$119,435	$39,832	$—	$131,500

Cash flows from investing activities:
Capital expenditures	(512)	—	(30,745)	(60,115)	—	(91,372)
Contributions to equity method investees	—	—	—	(15,645)	—	(15,645)
Acquisitions of gathering systems from affiliate, net of acquired cash	(359,431)	—	—	—	—	(359,431)
Advances to affiliates	(8,978)	(357,486)	(93,269)	—	459,733	—
Other, net	(435)	—	—	—	—	(435)
Net cash used in investing activities	(369,356)	(357,486)	(124,014)	(75,760)	459,733	(466,883)

Cash flows from financing activities:
Distributions to unitholders	(82,020)	—	—	—	—	(82,020)
Borrowings under revolving credit facility	12,000	427,300	—	—	—	439,300
Repayments under revolving credit facility	—	(50,300)	—	—	—	(50,300)
Deferred loan costs	—	(2,766)	—	—	—	(2,766)
Cash advance from Summit Investments to contributed subsidiaries, net	(12,000)	—	—	24,214	—	12,214
Expenses paid by Summit Investments on behalf of contributed subsidiaries	3,030	—	—	1,791	—	4,821
Other, net	(912)	—	—	(4)	—	(916)
Advances from affiliates	450,755	—	—	8,978	(459,733)	—
Net cash provided by financing activities	370,853	374,234	—	34,979	(459,733)	320,333
Net change in cash and cash equivalents	2,247	(11,769)	(4,579)	(949)	—	(15,050)
Cash and cash equivalents, beginning of period	73	12,407	6,930	2,383	—	21,793
Cash and cash equivalents, end of period	$2,320	$638	$2,351	$1,434	$—	$6,743

	Six months ended June 30, 2015
	SMLP	Co-Issuers	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating adjustments	Total
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$4,476	$(23,986)	$115,962	$8,544	$—	$104,996

Cash flows from investing activities:
Capital expenditures	(393)	—	(60,562)	(70,562)	—	(131,517)
Contributions to equity method investees	—	—	—	(64,396)	—	(64,396)
Acquisitions of gathering systems from affiliate, net of acquired cash	(292,941)	—	—	—	—	(292,941)
Advances to affiliates	(1,012)	(58,425)	(78,159)	—	137,596	—
Other, net	—	—	238	—	—	238
Net cash used in investing activities	(294,346)	(58,425)	(138,483)	(134,958)	137,596	(488,616)

Cash flows from financing activities:
Distributions to unitholders	(70,619)	—	—	—	—	(70,619)
Borrowings under revolving credit facility	135,000	122,000	—	—	—	257,000
Repayments under revolving credit facility	(100,000)	(51,000)	—	—	—	(151,000)
Repayments under term loan	(177,500)	—	—	—	—	(177,500)
Deferred loan costs	(50)	(86)	—	—	—	(136)
Proceeds from issuance of common units, net	222,119	—	—	—	—	222,119
Contribution from general partner	4,737	—	—	—	—	4,737
Cash advance from Summit Investments to contributed subsidiaries, net	142,500	—	21,719	122,580	—	286,799
Expenses paid by Summit Investments on behalf of contributed subsidiaries	7,354	—	3,447	2,551	—	13,352
Other, net	(936)	—	—	—	—	(936)
Advances from affiliates	136,584	—	—	1,012	(137,596)	—
Net cash provided by financing activities	299,189	70,914	25,166	126,143	(137,596)	383,816
Net change in cash and cash equivalents	9,319	(11,497)	2,645	(271)	—	196
Cash and cash equivalents, beginning of period	7,531	11,621	7,353	1,306	—	27,811
Cash and cash equivalents, end of period	$16,850	$124	$9,998	$1,035	$—	$28,007

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
Ohio Gathering operates a natural gas gathering system and a condensate stabilization facility in the Appalachian Basin, which includes the Utica and Point Pleasant shale formations in southeastern Ohio.

Our results are driven primarily by the volumes that we gather, treat and/or process. We generate the majority of our revenue from the natural gas gathering, treating and processing services that we provide to our natural gas customers. A substantial majority of the volumes that we gather, treat and/or process have a fixed-fee rate structure thereby enhancing the stability of our cash flows by providing a revenue stream that is not subject to direct commodity price risk.
We also earn revenue from (i) crude oil and produced water gathering, (ii) the sale of physical natural gas and NGLs purchased under percentage-of-proceeds arrangements with certain of our customers on the Bison Midstream and Grand River gathering systems, (ii) the sale of natural gas we retain from our DFW Midstream customers and (iii) the sale of condensate we retain from our gathering services at Grand River. We can be exposed to direct commodity price risk from engaging in any of these additional activities with the exception of crude oil and produced water gathering. We also have indirect exposure to changes in commodity prices in that persistently low commodity prices may cause our customers to delay and/or cancel drilling and/or completion activities or temporarily shut-in production, which would reduce the volumes of natural gas and crude oil (and associated volumes of produced water) that we gather. If our customers cancel or delay drilling and/or completion activities or temporarily shut-in production, our MVCs ensure that we will receive a minimum amount of revenue from certain of our customers.
The following table presents certain consolidated financial data.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In thousands)
Selected Financial Results:
Net loss	$(50,555)	$(2,396)	$(54,220)	$(4,880)
Net cash provided by operating activities	64,651	57,333	131,500	104,996
EBITDA (1)	(6,068)	39,171	33,937	77,801
Adjusted EBITDA (1)	72,365	61,918	142,396	123,476
Distributable cash flow (1)	51,024	44,857	102,535	87,617

Acquisitions of gathering systems (2)	$(569)	$290,000	$866,858	$292,941
Capital expenditures (3)	30,046	82,047	91,372	131,517
Contributions to equity method investees	—	36,566	15,645	64,396

Distributions to unitholders	$41,045	$35,526	$82,020	$70,619
Borrowings under revolving credit facility, net	—	43,000	389,000	106,000
Proceeds from issuance of common units, net	—	222,119	—	222,119
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
Three and six months ended June 30, 2016. In March 2016, we acquired the 2016 Drop Down Assets from a subsidiary of Summit Investments. We funded the drop down with borrowings under our revolving credit facility and the execution of a deferred purchase price obligation with Summit Investments.
The per-unit distribution declared in respect of the second quarter of 2016 increased 0.9% over the per-unit distribution declared in respect of the second quarter of 2015.
Three and six months ended June 30, 2015. In May 2015, we acquired Polar and Divide from subsidiaries of Summit Investments. We funded the drop down with the issuance of common units, borrowings under our revolving credit facility and a general partner contribution.

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
We review these metrics on a regular basis for consistency and trend analysis. There have been no changes in the composition or characteristics of these metrics during the period since December 31, 2015, except as updated below.
EBITDA, Adjusted EBITDA, Segment Adjusted EBITDA and Distributable Cash Flow
EBITDA, adjusted EBITDA, segment adjusted EBITDA and distributable cash flow are used as supplemental financial measures by our management and by external users of our financial statements such as investors, commercial banks, research analysts and others.
EBITDA and adjusted EBITDA (including segment adjusted EBITDA) are used to assess:

•	the ability of our assets to generate cash sufficient to make cash distributions and support our indebtedness;

•	the financial performance of our assets without regard to financing methods, capital structure or historical cost basis;

•	our operating performance and return on capital as compared to those of other companies in the midstream energy sector, without regard to financing or capital structure; and

•	the attractiveness of capital projects and acquisitions and the overall rates of return on alternative investment opportunities.
In addition, adjusted EBITDA (including segment adjusted EBITDA) is used to assess:

•
the financial performance of our assets without regard to (i) income or loss from equity method investees, (ii) the impact of the timing of minimum volume commitments shortfall payments under our gathering agreements or (iii) the timing of impairments or other noncash income or expense items.

Distributable cash flow is used to assess:

•	the ability of our assets to generate cash sufficient to make future cash distributions and support our indebtedness; and

•	the attractiveness of capital projects and acquisitions and the overall rates of return on alternative investment opportunities.
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

Results of Operations
Consolidated Overview of the Three and Six Months Ended June 30, 2016 and 2015
The following table presents certain consolidated and operating data.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In thousands)
Revenues:
Gathering services and related fees	$76,187	$69,754	$154,287	$138,194
Natural gas, NGLs and condensate sales	8,581	11,967	16,169	24,580
Other revenues	4,867	5,133	9,750	10,167
Total revenues	89,635	86,854	180,206	172,941
Costs and expenses:
Cost of natural gas and NGLs	6,864	8,574	13,154	18,015
Operation and maintenance	23,410	23,595	49,252	46,385
General and administrative	12,876	11,632	25,755	23,231
Transaction costs	122	822	1,296	932
Depreciation and amortization	27,963	26,019	55,691	51,549
Loss (gain) on asset sales, net	74	(214)	11	(214)
Long-lived asset impairment	569	—	569	—
Total costs and expenses	71,878	70,428	145,728	139,898
Other income	19	—	41	1
Interest expense	(16,035)	(15,599)	(31,917)	(30,503)
Deferred purchase price obligation expense	(17,465)	—	(24,928)	—
(Loss) income before income taxes	(15,724)	827	(22,326)	2,541
Income tax (expense) benefit	(360)	263	(283)	(167)
Loss from equity method investees	(34,471)	(3,486)	(31,611)	(7,254)
Net loss	$(50,555)	$(2,396)	$(54,220)	$(4,880)

Operating Data:
Aggregate average throughput – gas (MMcf/d)	1,512	1,550	1,518	1,577
Aggregate average throughput rate per Mcf – gas	$0.45	$0.42	$0.45	$0.42
Average throughput – liquids (Mbbl/d)	86.0	62.9	90.5	58.1
Average throughput rate per Bbl – liquids	$1.86	$1.84	$1.91	$1.80
Volumes – Gas. Aggregate natural gas throughput volumes decreased during the three and six months ended June 30, 2016 primarily reflecting declines in volume throughput for Mountaineer Midstream, DFW Midstream and Grand River partially offset by an increase in volume throughput on Summit Utica.
Volumes – Liquids. Average daily throughput for crude oil and produced water increased during the three and six months ended June 30, 2016 primarily reflecting new pad site connections and producers' drilling activity on the Polar and Divide system. During the the second quarter of 2016, this increase was partially offset by the impact of certain customers shutting in existing production while completion activities occurred. In addition, the impact of an early-January 2015 shut in of certain produced water and crude oil gathering pipelines constrained 2015 volume throughput (see Note 15 to the unaudited condensed consolidated financial statements).
Revenues. Total revenues increased $2.8 million, or 3%, during the three months ended June 30, 2016 primarily reflecting:

•	an increase in gathering services and related fees for the Polar and Divide and Summit Utica systems, partially offset by declines on DFW Midstream, Grand River and Mountaineer Midstream.

•	a decrease in revenues as a result of declines in natural gas, NGLs and condensate sales for Bison Midstream, Grand River and DFW Midstream.
Total revenues increased $7.3 million, or 4.2%, during the six months ended June 30, 2016 primarily reflecting:

•	an increase in gathering services and related fees for the Polar and Divide and Summit Utica systems, partially offset by declines on DFW Midstream, Grand River and Mountaineer Midstream.

•	a decrease in revenues as a result of declines in natural gas, NGLs and condensate sales for Bison Midstream, Grand River and DFW Midstream.
Gathering Services and Related Fees. The increase in gathering services and related fees during the three months ended June 30, 2016 was primarily driven by higher volume throughput on the Polar and Divide system and the development of the Summit Utica and Tioga Midstream systems, partially offset by volume throughput declines at DFW Midstream, Mountaineer Midstream and Grand River.
The aggregate average throughput rate for natural gas increased to $0.45/Mcf during the three months ended June 30, 2016, compared with $0.42/Mcf in the prior-year period, largely due to a shift in volume mix. The aggregate average throughput rate for crude oil and produced water increased to $1.86/Bbl during the three months ended June 30, 2016, compared with $1.84/Bbl in the prior-year period primarily as a result of rate redeterminations at Tioga Midstream.
The increase in gathering services and related fees during six months ended June 30, 2016 was primarily driven by higher volume throughput on the Polar and Divide system and the development of the Summit Utica system, partially offset by volume throughput declines at DFW Midstream, Mountaineer Midstream and Grand River.
The aggregate average throughput rate for natural gas increased to $0.45/Mcf during the six months ended June 30, 2016, compared with $0.42/Mcf in the prior-year period, largely due to a shift in volume mix. The aggregate average throughput rate for crude oil and produced water increased to $1.91/Bbl during the six months ended June 30, 2016, compared with $1.80/Bbl in the prior-year period primarily as a result of rate redeterminations at Tioga Midstream.
Natural Gas, NGLs and Condensate Sales. The decrease in natural gas, NGLs and condensate sales for the three months ended June 30, 2016 was primarily a result of the impact of declining commodity prices. Declining commodity prices negatively impacted our percent-of-proceeds arrangements at Bison Midstream and Grand River, our fuel retainage revenue at DFW Midstream and condensate revenue for Grand River.
The decrease in natural gas, NGLs and condensate sales for the six months ended June 30, 2016 was primarily a result of the impact of declining commodity prices. Declining commodity prices negatively impacted our percent-of-proceeds arrangements at Bison Midstream and Grand River, our fuel retainage revenue at DFW Midstream and condensate revenue for Grand River.
Costs and Expenses. Total costs and expenses increased $1.5 million, or 2%, for the three months ended June 30, 2016, primarily reflecting:

•	the impact of lower commodity prices on cost of natural gas and NGLs at Bison Midstream and Grand River.

•	an increase in depreciation and amortization expense for all systems.

•
an increase in general and administrative expense primarily due to an increase in salaries, benefits and incentive compensation as a result of increased head count and an increase in professional expenses.

•	a decrease in transaction costs, primarily as a result of costs associated with the Polar and Divide Drop Down in the second quarter of 2015.
Total costs and expenses increased $5.8 million, or 4%, for the six months ended June 30, 2016 primarily reflecting:

•	an increase in depreciation and amortization expense for all systems, except DFW Midstream.

•	the impact of lower commodity prices on cost of natural gas and NGLs at Bison Midstream and Grand River.

•	an increase in operation and maintenance expense, primarily as a result of repairs to rights-of-way at Mountaineer Midstream.

•	an increase in general and administrative expense primarily due to an increase in salaries, benefits and incentive compensation as a result of increased head count.

Cost of Natural Gas and NGLs. The decrease in cost of natural gas and NGLs during the three and six months ended June 30, 2016 was largely driven by declining commodity prices and the associated impact on our percent-of-proceeds arrangements at Bison Midstream and Grand River.
Operation and Maintenance. Operation and maintenance expense decreased during the three months ended June 30, 2016 reflecting the offsetting effects of declining expenses at Grand River and DFW Midstream and increases due to development of the Summit Utica, Tioga Midstream and Polar and Divide systems. Operation and maintenance expense increased during the six months ended June 30, 2016 primarily reflecting costs associated with repairs to rights-of-way at Mountaineer Midstream and certain environmental remediation expenses at Polar and Divide in addition to overall increases for Summit Utica, Tioga Midstream and Polar and Divide.
General and Administrative. General and administrative expense increased during the three months ended June 30, 2016 reflecting an increase in expenses for salaries, benefits and unit-based compensation and an increase in professional expenses.
General and administrative expense increased during the six months ended June 30, 2016 reflecting an increase in expenses for salaries, benefits and unit-based compensation as well as our recognition of an allowance for gathering receivables from a certain Grand River customer.
Transaction Costs. Transaction costs recognized in 2016 primarily relate to financial and legal advisory costs associated with the 2016 Drop Down. Transaction costs recognized in 2015 primarily relate to financial and legal advisory costs associated with the Polar and Divide Drop Down.
Depreciation and Amortization. The increase in depreciation and amortization expense during the three and six months ended June 30, 2016 was largely driven by an increase in assets placed into service.
Interest Expense. The increase in interest expense during the three and six months ended June 30, 2016 was primarily driven by the higher borrowing costs associated with our revolving credit facility relative to the borrowing costs associated with Summit Investments' debt facilities that had been allocated to the 2016 Drop Down Assets prior to our March 2016 closing of the 2016 Drop Down.
Deferred Purchase Price Obligation Expense. Deferred purchase price obligation expense recognized during the three and six months ended June 30, 2016 relates to our March 2016 issuance of the deferred payment in connection with the 2016 Drop Down (see Notes 2 and 16 to the unaudited condensed consolidated financial statements).

Segment Overview of the Three and Six Months Ended June 30, 2016 and 2015
Utica Shale. Our ownership interest in Ohio Gathering is the primary component of the Utica Shale reportable segment. Ohio Gathering, a natural gas gathering system and a condensate stabilization facility, was acquired from a subsidiary of Summit Investments in March 2016. The Utica Shale reportable segment also includes Summit Utica, a natural gas gathering system, which was acquired from a subsidiary of Summit Investments in March 2016.
Volume throughput for our Utica Shale reportable segment, exclusive of Ohio Gathering, follows.

	Utica Shale (1)
	Three months ended June 30,		Percentage Change	Six months ended June 30,		Percentage Change
	2016	2015		2016	2015
Average throughput (MMcf/d)	167	16	*	150	14	*
__________
(1) Summit Utica contract terms related to throughput rate per Mcf are excluded for confidentiality purposes
* Not considered meaningful
Volume throughput for the three and six months ended June 30, 2016 increased due to our continued buildout of the Summit Utica gathering system and our customers’ commissioning of new wells throughout 2015 and into 2016.

Financial data for our Utica Shale reportable segment follows.

	Utica Shale
	Three months ended June 30,		Percentage Change	Six months ended June 30,		Percentage Change
	2016	2015		2016	2015
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$5,403	$515	*	$9,686	$904	*
Total revenues	5,403	515	*	9,686	904	*
Costs and expenses:
Operation and maintenance	495	261	90%	1,020	504	102%
General and administrative	181	392	(54)%	750	595	26%
Depreciation and amortization	952	217	*	1,796	357	*
Total costs and expenses	1,628	870	87%	3,566	1,456	145%
Add:
Proportional adjusted EBITDA for equity method investees (1)	12,725	6,552		25,113	11,816
Depreciation and amortization	952	217		1,796	357
Segment adjusted EBITDA	$17,452	$6,414	*	$33,029	$11,621	*
__________
* Not considered meaningful
(1) Represents our pro rata share of Ohio Gathering's adjusted EBITDA, based on a one-month lag.
Three months ended June 30, 2016. Segment adjusted EBITDA increased $11.0 million during 2016 reflecting:

•	an increase in Ohio Gathering's adjusted EBITDA due to ongoing growth and development.

•	the growth and development of Summit Utica.
Depreciation and amortization increased over 2015 as a result of assets placed into service at Summit Utica.
Six months ended June 30, 2016. Segment adjusted EBITDA increased $21.4 million during 2016 reflecting:

•	an increase in Ohio Gathering's adjusted EBITDA due to ongoing growth and development.

•	the growth and development of Summit Utica.
Depreciation and amortization increased over 2015 as a result of assets placed into service at Summit Utica.

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

Operating data for our Williston Basin reportable segment follows.

	Williston Basin
	Three months ended June 30,		Percentage Change	Six months ended June 30,		Percentage Change
	2016	2015		2016	2015
Average throughput – natural gas (MMcf/d)	24	23	4%	24	22	9%
Average throughput rate per Mcf – natural gas	$2.63	$2.17	21%	$2.69	$2.40	12%
Average throughput – liquids (Mbbl/d)	86.0	62.9	37%	90.5	58.1	56%
Average throughput rate per Bbl – liquids	$1.86	$1.84	1%	$1.91	$1.80	6%
Natural gas. Natural gas volume throughput increased during the three and six months ended June 30, 2016 due to the development of the Tioga Midstream system throughout 2015 and into the first quarter of 2016. The increase in natural gas gathering rates in 2016 was primarily a result of a shift in volume mix, partially offset by the impact of declining commodity prices on volumes associated with a percent-of-proceeds contract.
Liquids. The increase in liquids volume throughput during the three and six months ended June 30, 2016 reflects the completion of new wells across our gathering footprint and the connection of pad sites that had been previously using third-party trucks to gather production. In addition, the impact of an early-January 2015 shut in of certain produced water and crude oil gathering pipelines constrained 2015 volume throughput. The increase in average throughput rate for liquids for 2016 was primarily due to a shift in customer mix and the impact of a rate redetermination which went into effect in the first quarter of 2016.

Financial data for our Williston Basin reportable segment follows.

	Williston Basin
	Three months ended June 30,		Percentage Change	Six months ended June 30,		Percentage Change
	2016	2015 (1)		2016	2015 (1)
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$19,536	$14,633	34%	$41,951	$27,484	53%
Natural gas, NGLs and condensate sales	4,918	5,890	(17)%	9,196	13,249	(31)%
Other revenues	3,053	3,127	(2)%	6,370	5,985	6%
Total revenues	27,507	23,650	16%	57,517	46,718	23%
Costs and expenses:
Cost of natural gas and NGLs	4,980	5,832	(15)%	9,606	12,968	(26)%
Operation and maintenance	6,991	6,429	9%	15,202	12,077	26%
General and administrative	588	1,598	(63)%	1,577	3,643	(57)%
Depreciation and amortization	8,410	7,729	9%	16,767	15,096	11%
Loss on asset sales, net	3	—	*	2	—	*
Long-lived asset impairment	569	—	*	569	—	*
Total costs and expenses	21,541	21,588	—%	43,723	43,784	—%
Add:
Depreciation and amortization	8,410	7,729		16,767	15,096
Adjustments related to MVC shortfall payments	4,261	2,847		7,797	5,500
Loss on asset sales	6	—		63	—
Long-lived asset impairment	569	—		569	—
Unit-based compensation	—	—		—	85
Less:
Gain on asset sales	3	—		61	—
Segment adjusted EBITDA	$19,209	$12,638	52%	$38,929	$23,615	65%
__________
* Not considered meaningful
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
Three months ended June 30, 2016. Segment adjusted EBITDA increased $6.6 million during the three months ended June 30, 2016 reflecting:

•	the impact of higher volume throughput on gathering services and related fees due to the development of Polar and Divide and Tioga Midstream.

•	the impact of an early-January 2015 shut in of certain produced water and crude oil gathering pipelines.

•	higher gathering rates associated with a rate redetermination, which went into effect in the first quarter of 2016.

•	a higher allocation of certain corporate general and administrative expenses in the first quarter of 2015 for both Polar and Divide and Tioga Midstream.

•	the impact of declining commodity prices which negatively affect the margins we earn under percent-of-proceeds arrangements.

•	an increase in operation and maintenance expense largely as a result of system buildout on the Polar and Divide and Tioga Midstream systems and certain environmental remediation expenses.
Depreciation and amortization increased during three months ended June 30, 2016 largely as a result of assets placed into service for the 2016 Drop Down Assets.
Six months ended June 30, 2016. Segment adjusted EBITDA increased $15.3 million during six months ended June 30, 2016 reflecting:

•	the impact of higher volume throughput on gathering services and related fees due to the development of Polar and Divide and Tioga Midstream.

•	the impact of an early-January 2015 shut in of certain produced water and crude oil gathering pipelines.

•	higher gathering rates associated with a rate redetermination, which went into effect in the first quarter of 2016.

•	a higher allocation of certain corporate general and administrative expenses in the first quarter of 2015 for both Polar and Divide and Tioga Midstream.

•	the impact of declining commodity prices which negatively affect the margins we earn under percent-of-proceeds arrangements.

•	an increase in operation and maintenance expense largely as a result of system buildout on the Polar and Divide and Tioga Midstream systems and certain environmental remediation expenses.
Other revenues and operation and maintenance also reflect the effect of a decrease in certain connection fee pass through, which, due to their nature, have no impact on segment adjusted EBITDA. Depreciation and amortization increased during six months ended June 30, 2016 largely as a result of assets placed into service for the 2016 Drop Down Assets.

Piceance/DJ Basins. Grand River, a natural gas gathering and processing system, provides our midstream services for the Piceance/DJ Basins reportable segment. Niobrara G&P is an associated natural gas gathering and processing system located in the DJ Basin serving producers primarily targeting crude oil production from the Niobrara and Codell shale formations in northern Colorado and southern Wyoming. Niobrara G&P was acquired in connection with the 2016 Drop Down in March 2016. Common control began in February 2013 for Niobrara G&P. As such, our results include activity for Niobrara G&P for all periods presented. For additional information, see the notes to the unaudited condensed consolidated financial statements.
Operating data for our Piceance/DJ Basins reportable segment follows.

	Piceance/DJ Basins
	Three months ended June 30,		Percentage Change	Six months ended June 30,		Percentage Change
	2016	2015		2016	2015
Average throughput (MMcf/d)	564	613	(8)%	568	617	(8)%
Average throughput rate per Mcf	$0.50	$0.45	11%	$0.49	$0.45	9%
Volume throughput decreased during the three and six months ended June 30, 2016 primarily as a result of the continued suspension of drilling activities by Grand River's anchor customer and the resulting natural declines from existing production. The aggregate average throughput rate increased during 2016 largely as a result of a shift in volume throughput mix.

Financial data for our Piceance/DJ Basins reportable segment follows.

	Piceance/DJ Basins
	Three months ended June 30,		Percentage Change	Six months ended June 30,		Percentage Change
	2016	2015		2016	2015
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$25,401	$24,944	2%	$50,792	$50,509	1%
Natural gas, NGLs and condensate sales	2,425	4,378	(45)%	4,627	7,711	(40)%
Other revenues	1,585	1,761	(10)%	2,983	3,757	(21)%
Total revenues	29,411	31,083	(5)%	58,402	61,977	(6)%
Costs and expenses:
Cost of natural gas and NGLs	1,884	2,742	(31)%	3,548	5,047	(30)%
Operation and maintenance	8,186	9,049	(10)%	16,782	17,921	(6)%
General and administrative	566	951	(40)%	1,999	1,869	7%
Depreciation and amortization	12,297	11,818	4%	24,570	23,600	4%
Loss (gain) on asset sales, net	71	(214)	*	9	(214)	*
Total costs and expenses	23,004	24,346	(6)%	46,908	48,223	(3)%
Add:
Depreciation and amortization	12,297	11,818		24,570	23,600
Adjustments related to MVC shortfall payments	7,456	9,866		14,973	19,769
Loss on asset sales	71	24		71	24
Add:
Gain on asset sales	—	238		62	238
Segment adjusted EBITDA	$26,231	$28,207	(7)%	$51,046	$56,909	(10)%
__________
* Not considered meaningful
Three months ended June 30, 2016. Segment adjusted EBITDA decreased $2.0 million during the three months ended June 30, 2016 reflecting:

•	the impact of declining commodity prices which negatively impacted the margins that we earn from our percent-of-proceeds contracts.

•	the impact of declining volumes from Grand River's anchor customer.
A portion of the decline in adjustments for MVC shortfall payments is associated with our September 2015 decision to no longer defer MVC shortfall payments from a certain Grand River customer. As a result, gathering services and related fees increased in the second quarter of 2016, offsetting the decline in adjustments related to MVC shortfall payments, with no impact on segment adjusted EBITDA (see Note 8 to the consolidated financial statements included in the 2015 Annual Report for additional information).
Six months ended June 30, 2016. Segment adjusted EBITDA decreased $5.9 million during the six months ended June 30, 2016 reflecting:

•	the impact of declining commodity prices which negatively impacted the margins that we earn from our percent-of-proceeds contracts.

•	the impact of declining volumes from Grand River's anchor customer.

•	our recognition of an allowance for gathering receivables from a certain customer.
Other revenues and operation and maintenance also reflect the effect of a decrease in certain electricity expenses, which, due to their pass-through nature, have no impact on segment adjusted EBITDA. Depreciation and amortization increased during the six months ended June 30, 2016 largely as a result of an increase in contract amortization for Grand River's anchor customer. A portion of the decline in adjustments for MVC shortfall payments is associated with our September 2015 decision to no longer defer MVC shortfall payments from a certain Grand River customer. As a result, gathering revenue increased in the first half of 2016, offsetting the decline in adjustments related to MVC shortfall payments, with no impact on segment adjusted EBITDA (see Note 8 to the consolidated financial statements included in the 2015 Annual Report for additional information).

Barnett Shale. DFW Midstream, a natural gas gathering system, provides our midstream services for the Barnett Shale reportable segment.
Operating data for our Barnett Shale reportable segment follows.

	Barnett Shale
	Three months ended June 30,		Percentage Change	Six months ended June 30,		Percentage Change
	2016	2015		2016	2015
Average throughput (MMcf/d)	341	356	(4)%	341	379	(10)%
Average throughput rate per Mcf	$0.61	$0.67	(9)%	$0.61	$0.63	(3)%
Volume throughput declined during the three and six months ended June 30, 2016 reflecting reduced production due to reduced drilling activity and natural production declines, partially offset by volume throughput growth as a result of the commissioning of an 11-well pad site.
Financial data for our Barnett Shale reportable segment follows.

	Barnett Shale
	Three months ended June 30,		Percentage Change	Six months ended June 30,		Percentage Change
	2016	2015		2016	2015
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$19,389	$21,879	(11)%	$38,514	$43,675	(12)%
Natural gas, NGLs and condensate sales	1,238	1,699	(27)%	2,346	3,620	(35)%
Other revenues	229	245	(7)%	397	425	(7)%
Total revenues	20,856	23,823	(12)%	41,257	47,720	(14)%
Costs and expenses:
Operation and maintenance	6,178	6,336	(2)%	12,492	13,148	(5)%
General and administrative	312	381	(18)%	548	733	(25)%
Depreciation and amortization	3,928	3,902	1%	7,847	7,808	—%
Total costs and expenses	10,418	10,619	(2)%	20,887	21,689	(4)%
Add:
Depreciation and amortization	4,057	4,114		8,113	8,271
Adjustments related to MVC shortfall payments	(582)	(1,778)		(493)	(2,001)
Segment adjusted EBITDA	$13,913	$15,540	(10)%	$27,990	$32,301	(13)%
Three months ended June 30, 2016. Segment adjusted EBITDA decreased $1.6 million during the three months ended June 30, 2016 reflecting:

•	a reduction in gathering services and related fees due to both a lower average gathering rate and reduced volume throughput.

•
the impact of declining natural gas prices and lower volume throughput on the fuel retainage fee that is paid in-kind by certain of our customers to offset the costs we incur to operate DFW Midstream's electric-drive compression assets.

•
lower electricity expense which is reflected in operation and maintenance. We purchase a fixed quantity of power at a fixed heat rate based on prevailing natural gas prices. As a result, the decline in natural gas prices and lower volume throughput translated into lower electricity expenses.

Six months ended June 30, 2016. Segment adjusted EBITDA decreased $4.3 million during the six months ended June 30, 2016 reflecting:

•	a reduction in gathering services and related fees largely as a result of reduced volume throughput.

•
the impact of declining natural gas prices and lower volume throughput on the fuel retainage fee that is paid in-kind by certain of our customers to offset the costs we incur to operate DFW Midstream's electric-drive compression assets.

•
lower electricity expense which is reflected in operation and maintenance. We purchase a fixed quantity of power at a fixed heat rate based on prevailing natural gas prices. As a result, the decline in natural gas prices and lower volume throughput translated into lower electricity expenses.

Marcellus Shale. Mountaineer Midstream, a natural gas gathering system, provides our midstream services for the Marcellus Shale reportable segment.
Volume throughput for our Marcellus Shale reportable segment follows.

	Marcellus Shale (1)
	Three months ended June 30,		Percentage Change	Six months ended June 30,		Percentage Change
	2016	2015		2016	2015
Average throughput (MMcf/d)	416	542	(23)%	435	545	(20)%
__________
(1) Contract terms related to throughput rate per MCF are excluded for confidentiality purposes.
Volume throughput declined during the three and six months ended June 30, 2016 due to our anchor customer’s decision to defer completion activities in 2015 and not offset natural production declines. Volume throughput during 2016 was also impacted by repairs on a third-party NGL pipeline located downstream of the Sherwood Processing Complex in June 2016 limiting the amount of natural gas we could deliver for a period time during the quarter. The repairs to the third-party NGL pipeline were completed in early July 2016 and volume throughput on the Mountaineer system resumed flowing at levels commensurate with levels we experienced prior to the incident.
Financial data for our Marcellus Shale reportable segment follows.

	Marcellus Shale
	Three months ended June 30,		Percentage Change	Six months ended June 30,		Percentage Change
	2016	2015		2016	2015
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$6,458	$7,783	(17)%	$13,344	$15,622	(15)%
Total revenues	6,458	7,783	(17)%	13,344	15,622	(15)%
Costs and expenses:
Operation and maintenance	1,560	1,520	3%	3,756	2,735	37%
General and administrative	91	101	(10)%	180	191	(6)%
Depreciation and amortization	2,222	2,169	2%	4,441	4,338	2%
Total costs and expenses	3,873	3,790	2%	8,377	7,264	15%
Add:
Depreciation and amortization	2,222	2,169		4,441	4,338
Segment adjusted EBITDA	$4,807	$6,162	(22)%	$9,408	$12,696	(26)%

Three months ended June 30, 2016. Segment adjusted EBITDA decreased $1.4 million during the three months ended June 30, 2016 reflecting:

•	the impact of a decrease in volume throughput which translated into lower gathering services and related fees revenue.
Six months ended June 30, 2016. Segment adjusted EBITDA decreased $3.3 million during the six months ended June 30, 2016 reflecting:

•	the impact of a decrease in volume throughput which translated into lower gathering services and related fees revenue.

•	an increase in operation and maintenance primarily as a result of expenses associated with repairs to rights-of-way.

Corporate. Corporate represents those results that are not specifically attributable to a reportable segment or that have not been allocated to our reportable segments, including certain general and administrative expense items, transaction costs, interest expense and deferred purchase price obligation income or expense. Items to note follow.

	Corporate
	Three months ended June 30,		Percentage Change	Six months ended June 30,		Percentage Change
	2016	2015		2016	2015
	(In thousands)
Costs and expenses:
General and administrative	11,138	8,209	36%	20,701	16,200	28%
Transaction costs	122	822	(85)%	1,296	932	39%
Interest expense (1)	16,035	15,599	3%	31,917	30,503	5%
Deferred purchase price obligation expense	17,465	—	*	24,928	—	*
__________
* Not considered meaningful
(1) Includes interest expense on debt that had been allocated to the 2016 Drop Down Assets during the common control period. See Note 2 to the unaudited condensed consolidated financial statements for more information.
General and Administrative. In the first quarter of 2015, we discontinued allocating certain administrative expenses, primarily salaries, benefits, incentive compensation and rent expense, to our operating segments.  As a result, general and administrative expense in 2015 was higher for our operating segments that were not part of or affected by the 2016 Drop Down.  With respect to the Contributed Entities, first quarter 2015 general and administrative expense allocations included items that SMLP was no longer allocating to its then-operating segments.  With respect to 2016, the decision to discontinue the expense allocations noted above resulted in an increase in corporate general and administrative for allocations that were retained for the period from January 1, 2015 to May 18, 2015 for Polar and Divide and for the period from March 3, 2016 to June 30, 2016 for the Contributed Entities.
Transaction Costs. Transaction costs recognized in 2016 primarily relate to financial and legal advisory costs associated with the 2016 Drop Down. Transaction costs recognized in 2015 primarily relate to financial and legal advisory costs associated with the Polar and Divide Drop Down.
Interest Expense. The increase in interest expense during the six months ended June 30, 2016 was primarily driven by borrowing costs associated with our revolving credit facility and the Summit Investments' debt that had been allocated to the 2016 Drop Down Assets.
Deferred Purchase Price Obligation Expense. Deferred purchase price obligation expense recognized in 2016 relates to our March 2016 issuance of the deferred payment in connection with the 2016 Drop Down (see Notes 2 and 16 to the unaudited condensed consolidated financial statements).

Non-GAAP Financial Measures
EBITDA, adjusted EBITDA and distributable cash flow are not financial measures presented in accordance with GAAP.

•	EBITDA. We define EBITDA as net income or loss, plus interest expense, income tax expense and depreciation and amortization, less interest income and income tax benefit.

•
Adjusted EBITDA. We define adjusted EBITDA as EBITDA plus our proportional adjusted EBITDA for equity method investees, adjustments related to MVC shortfall payments, deferred purchase price obligation expense, impairments and other noncash expenses or losses, less income (loss) from equity method investees and other noncash income or gains.

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

•	Depreciation and amortization includes the favorable and unfavorable gas gathering contract amortization expense reported in other revenues.

•	Proportional adjusted EBITDA for equity method investees accounts for our pro rata share of Ohio Gathering's adjusted EBITDA, based on a one-month lag.

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

•	EBITDA, adjusted EBITDA and distributable cash flow include transaction costs. These unusual expenses are settled in cash. For additional information, see "Results of Operations—Corporate" herein.

Net Income-Basis Non-GAAP Reconciliation. The following table presents a reconciliation of net loss to EBITDA, adjusted EBITDA and distributable cash flow for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In thousands)
Reconciliation of net loss to EBITDA, adjusted EBITDA and distributable cash flow:
Net loss	$(50,555)	$(2,396)	$(54,220)	$(4,880)
Add:
Interest expense	16,035	15,599	31,917	30,503
Income tax expense	360	—	283	167
Depreciation and amortization	28,092	26,231	55,957	52,012
Less:
Interest income	—	—	—	1
Income tax benefit	—	263	—	—
EBITDA	$(6,068)	$39,171	$33,937	$77,801
Add:
Proportional adjusted EBITDA for equity method investees	12,725	6,552	25,113	11,816
Adjustments related to MVC shortfall payments	11,135	10,935	22,277	23,268
Unit-based and noncash compensation	1,994	1,988	3,950	3,551
Deferred purchase price obligation expense	17,465	—	24,928	—
Loss on asset sales	77	24	134	24
Long-lived asset impairment	569	—	569	—
Less:
Loss from equity method investees	(34,471)	(3,486)	(31,611)	(7,254)
Gain on asset sales	3	238	123	238
Adjusted EBITDA	$72,365	$61,918	$142,396	$123,476
Add:
Cash interest received	—	—	—	1
Cash taxes received	—	—	50	—
Less:
Cash interest paid	6,300	4,867	31,464	30,331
Senior notes interest adjustment	9,750	9,750	—	(1,421)
Maintenance capital expenditures	5,291	2,444	8,447	6,950
Distributable cash flow	$51,024	$44,857	$102,535	$87,617

Cash Flow-Basis Non-GAAP Reconciliation. The following table presents a reconciliation of net cash provided by operating activities to EBITDA, adjusted EBITDA and distributable cash flow for the periods indicated.

	Six months ended June 30,
	2016	2015
	(In thousands)
Reconciliation of net cash provided by operating activities to EBITDA, adjusted EBITDA and distributable cash flow:
Net cash provided by operating activities	$131,500	$104,996
Add:
Loss from equity method investees	(31,611)	(7,254)
Interest expense, excluding deferred loan costs	29,970	28,307
Income tax expense	283	167
Changes in operating assets and liabilities	(42,566)	(30,481)
Gain on asset sales	123	238
Less:
Unit-based and noncash compensation	3,950	3,551
Distributions from equity method investees	24,181	13,869
Deferred purchase price obligation expense	24,928	—
Interest income	—	1
Loss on asset sales	134	24
Long-lived asset impairment	569	—
Write-off of debt issuance costs	—	727
EBITDA	$33,937	$77,801
Add:
Proportional adjusted EBITDA for equity method investees	25,113	11,816
Adjustments related to MVC shortfall payments	22,277	23,268
Unit-based and noncash compensation	3,950	3,551
Deferred purchase price obligation expense	24,928	—
Loss on asset sales	134	24
Long-lived asset impairment	569	—
Less:
Loss from equity method investees	(31,611)	(7,254)
Gain on asset sales	123	238
Adjusted EBITDA	$142,396	$123,476
Add:
Cash interest received	—	1
Cash taxes received	50	—
Less:
Cash interest paid	31,464	30,331
Senior notes interest adjustment	—	(1,421)
Maintenance capital expenditures	8,447	6,950
Distributable cash flow	$102,535	$87,617

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
Capital Markets Activity
We had no capital markets activity during the six months ended June 30, 2016. For additional information, see the "Liquidity and Capital Resources—Capital Markets Activity" section of MD&A included in the 2015 Annual Report.
Debt
Revolving Credit Facility. We have a $1.25 billion senior secured revolving credit facility. As of June 30, 2016, the outstanding balance of the revolving credit facility was $721.0 million and the unused portion totaled $529.0 million. There were no defaults or events of default during 2016 and, as of June 30, 2016, we were in compliance with the covenants in the revolving credit facility.
Senior Notes. In July 2014, the Co-Issuers co-issued the 5.5% senior notes and in June 2013, they co-issued the 7.5% senior notes. The 7.5% senior notes were initially sold in reliance on Rule 144A and Regulation S under the Securities Act. Effective as of April 7, 2014, all of the holders of our 7.5% senior notes exchanged their unregistered 7.5% senior notes and the guarantees of those notes for identical registered notes and guarantees. There were no defaults or events of default during 2016 on either series of senior notes.
For additional information on our revolving credit facility and the Senior Notes, see Notes 9 and 17 to the unaudited condensed consolidated financial statements.
Deferred Purchase Price Obligation
In March 2016, we entered into an agreement with a subsidiary of Summit Investments to fund a portion of the 2016 Drop Down whereby we have recognized a liability for a deferred purchase price obligation. For additional information on the deferred purchase price obligation, see Note 16 to the unaudited condensed consolidated financial statements.
Cash Flows
The components of the net change in cash and cash equivalents were as follows:

	Six months ended June 30,
	2016	2015
	(In thousands)
Net cash provided by operating activities	$131,500	$104,996
Net cash used in investing activities	(466,883)	(488,616)
Net cash provided by financing activities	320,333	383,816
Net change in cash and cash equivalents	$(15,050)	$196
Operating activities. Cash flows from operating activities increased by $26.5 million from 2015 to 2016 primarily due to the impact of cash payments in 2015 associated with environmental remediation costs for Meadowlark Midstream.  Also contributing to the increase in operating cash flows was a $10.3 million increase in distributions from Ohio Gathering.
Investing activities. Cash flows used in investing activities in 2016 were related primarily to our acquisition and ongoing expansion of the 2016 Drop Down Assets.
Cash flows used in investing activities in 2015 were related primarily to (i) the Polar and Divide Drop Down and the ongoing expansion of the Polar and Divide system, (ii) expansion of compression capacity on the Bison Midstream system, (iii) pipeline construction projects to connect new receipt points on the Grand River and Bison Midstream systems and (iv) the settlement of the working capital adjustment associated with the Red Rock Drop Down.
Financing activities. Net cash provided by financing activities in 2016 primarily reflects:

•	net borrowings under our revolving credit facility to fund the 2016 Drop Down; and

•	distributions declared and paid in 2016.
Net cash provided by financing activities in 2015 primarily reflects:

•	cash advances from Summit Investments;

•	proceeds from the issuance of common units;

•	net repayments under our revolving credit facility; and

•	distributions declared and paid in 2015.
Contractual Obligations Update
In March 2016, we borrowed an additional $360.0 million under our revolving credit facility and recognized a liability of $507.4 million for the deferred purchase price obligation, both in connection with the 2016 Drop Down (see Notes 9 and 16 to the unaudited condensed consolidated financial statements for additional information). Additional interest expense on the incremental revolving credit facility borrowings will total $8.7 million on an annualized basis with maturity in November 2018, assuming no change in the balance, rate or commitment fee from December 31, 2015. The deferred purchase price obligation is due no later than December 31, 2020 and is currently expected to be $864.5 million based on information available as of June 30, 2016. There are no cash interest payments associated with the deferred purchase price obligation.
Capital Requirements
Cash paid for capital expenditures by reportable segment and in total follows.

	Six months ended June 30,
	2016	2015
	(In thousands)
Capital expenditures:
Utica Shale	$54,064	$40,195
Williston Basin	21,919	76,470
Piceance/DJ Basins	10,633	11,900
Barnett Shale	2,109	1,922
Marcellus Shale	2,135	637
Total reportable segment capital expenditures	90,860	131,124
Corporate	512	393
Total capital expenditures	$91,372	$131,517
Our business is capital intensive, requiring significant investment for the maintenance of existing gathering systems and the acquisition or construction and development of new gathering systems and other midstream assets and facilities. Our partnership agreement requires that we categorize our capital expenditures as either:

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

For the six months ended June 30, 2016, SMLP recorded total capital expenditures of $91.4 million, which included $8.4 million of maintenance capital expenditures.
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
We believe that our existing $1.25 billion revolving credit facility, which had $529.0 million of available capacity at June 30, 2016, together with financial support from our Sponsor and/or access to the debt and equity capital markets, will be adequate to finance our growth strategy for the foreseeable future without adversely impacting our liquidity or our ability to make quarterly cash distributions to our unitholders.
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
We estimate the quarterly impact of expected MVC shortfall payments for inclusion in our calculation of adjusted EBITDA. As such, we have exposure due to nonperformance under our MVC contracts whereby a customer, who was not meeting their MVCs, does not have the wherewithal to make its MVC shortfall payments when they become due. We typically receive payment for all prior-year MVC shortfall billings in the quarter immediately following billing. Therefore, our exposure to risk of nonperformance is limited to and accumulates during the current year-to-date contracted measurement period. The components of adjustments related to MVC shortfall payments by reportable segment for the six months ended June 30, 2016 follow.

	Williston Basin	Piceance/DJ Basins	Barnett Shale	Total
	(In thousands)
Adjustments related to MVC shortfall payments:
Net change in deferred revenue for MVC shortfall payments (1)	$235	$2,475	$(677)	$2,033
Expected MVC shortfall payments (2)	7,562	12,498	184	20,244
Total adjustments related to MVC shortfall payments	$7,797	$14,973	$(493)	$22,277
__________
(1) See Notes 3 and 8 for additional information on the changes in deferred revenue.
(2) As of June 30, 2016, accounts receivable included $4.5 million of total shortfall payment billings, of which $1.6 million related to shortfall billings associated with MVC arrangements that can be utilized to offset gathering fees in future periods.
For additional information, see Notes 2, 3, 8 and 10 to the unaudited condensed consolidated financial statements.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of or during the six months ended June 30, 2016.

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
There have been no changes in the accounting methodology for items that we have identified as critical accounting estimates and no updates or additions to critical accounting estimates during the six months ended June 30, 2016, except as noted below.
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
Deferred Purchase Price Obligation
We recognized a deferred purchase price obligation to reflect the expected value of the remaining consideration to be paid in 2020 for the acquisition of the 2016 Drop Down Assets. The calculation of the remaining consideration incorporates estimates of (i) capital expenditures made between March 3, 2016 and December 31, 2019 and (ii) Business Adjusted EBITDA, an income-based measure as defined in the Contribution Agreement, during the period from March 3, 2016 to December 31, 2019. The calculation of the remaining consideration represents management's best estimate of these two financial measures. We then discount the remaining consideration using a commensurate risk-adjusted discount rate and recognize the present value on our balance sheets with the change in present value recognized in earnings in the period of change.
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

Forward-Looking Statements
Investors are cautioned that certain statements contained in this report as well as in periodic press releases and certain oral statements made by our officials during our presentations are “forward-looking” statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain the words “expect,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “will be,” “will continue,” “will likely result,” and similar expressions, or future conditional verbs such as “may,” “will,” “should,” “would,” and “could.” In addition, any statement concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions taken by us, Summit Investments or our Sponsor, are also forward-looking statements. These forward-looking statements involve various risks and uncertainties, including, but not limited to, those described in Item 1A. Risk Factors included in this report.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our current interest rate risk exposure is largely related to our debt portfolio. As of June 30, 2016, we had $600.0 million of fixed-rate senior notes and $721.0 million of variable rate debt (see Note 9 to the unaudited condensed consolidated financial statements for additional information). While existing fixed-rate debt mitigates the downside impact of fluctuations in interest rates, future issuances of long-term debt could be impacted by increases in interest rates, which could result in higher overall interest costs. In addition, the borrowings under our revolving credit facility, which have a variable interest rate, also expose us to the risk of increasing interest rates. Our current interest rate risk exposure has not changed materially since December 31, 2015. See the "Interest Rate Risk" section included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the 2015 Annual Report for additional information.
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

Item 4. Controls and Procedures.
We maintain disclosure controls and procedures, as defined by Rule 13a-15 under the Exchange Act of 1934, that are designed to provide reasonable assurance that information that is required to be timely disclosed is accumulated and communicated to management in a manner that allows for such timely disclosure. In designing and evaluating such controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management is necessarily required to use judgment in evaluating controls and procedures.
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report was performed, with the participation of our Chief Executive Officer and Chief Financial Officer. This evaluation is performed to determine if our disclosure controls and procedures are effective to provide reasonable assurance that (1) information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and (2) such information is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.
Subsequent to June 30, 2016, we identified a material weakness in our internal control over financial reporting relating to disclosure required in a footnote to our financial statements under Rule 3-10 of Regulation S-X ("Rule 3-10"). Based upon that discovery, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at a level that provides reasonable assurance as of the end of the period covered by this report.
We designed our control over the evaluation of reporting responsibilities under Rule 3-10 to operate each time there is a change to our guarantor structure. The material weakness in internal control over financial reporting resulted in our failure to identify additional reporting requirements resulting from a change in the guarantor structure of the Senior Notes as a result of the 2016 Drop Down. As a result of this failure, we did not incorporate additional required disclosures into our Form 10-Q for the period ending March 31, 2016. The omission was identified during a subsequent review of the guarantor structure of the Senior Notes and we have incorporated the required disclosures into our current report on Form 10-Q for the period ending June 30, 2016.
Subsequent to June 30, 2016, we took steps to implement additional measures to remediate the underlying causes, primarily through enhancements to our documented procedures for review and evaluation of our reporting requirements under Rule 3-10.
Except as noted above, there have been no changes in the Company's internal control over financial reporting as of June 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any significant legal or governmental proceedings.  In addition, we are not aware of any significant legal or governmental proceedings contemplated to be brought against us, under the various environmental protection statutes to which we are subject, except as noted in the 2015 Annual Report and in our quarterly report on Form 10-Q for the quarterly period ended March 31, 2016 as filed with the SEC on May 9, 2016, both of which are incorporated herein by reference.

Item 1A. Risk Factors.
The risk factors contained in the Item 1A. Risk Factors of (i) the 2015 Annual Report and (ii) the quarterly report on Form 10-Q for the quarterly period ended March 31, 2016 as filed with the SEC on May 9, 2016 are incorporated herein by reference except to the extent they address risks arising from or relating to the failure of events described therein to occur, which events have since occurred.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities. We made no repurchases of our common units during the quarter ended June 30, 2016.
Sponsor Purchases of Equity Securities. The table below presents common units which Energy Capital Partners acquired through its affiliates via open market transactions during the quarter ended June 30, 2016.

Period	(a) Total Number of Common Units Purchased	(b) Average Price Paid Per Common Unit	(c) Total Number of Common Units Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Common Units That May Yet Be Purchased Under the Plans or Programs (1)
April 1 - 30, 2016	516,431	$17.77	516,431	$10,060,517
May 1 - 31, 2016	298,598	20.72	298,598	3,874,913
June 1 - 30, 2016	96,684	20.95	96,684	1,849,723
Total	911,713	$19.07	911,713	$1,849,723
__________
(1) In December 2015, Energy Capital Partners approved a unit purchase program of up to $100.0 million of SMLP common units (the "Purchase Program"). See the 2015 Annual Report for additional information on our Sponsor and the Purchase Program.

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
(1) Includes the following materials contained in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Partners' Capital, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Summit Midstream Partners, LP
(Registrant)

By: Summit Midstream GP, LLC (its general partner)

August 9, 2016	/s/ Matthew S. Harrison
Matthew S. Harrison, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)