Form 10-Q/A
period 2016-03-31
Summit Midstream Partners, LP
filed 2016-09-01
CIK 1549922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Amendment No. 2)
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

EXPLANATORY NOTE
The purpose of this Amendment No. 2 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 (the “Original Filing”), originally filed with the Securities and Exchange Commission (“SEC”) on May 9, 2016 and as amended on July 22, 2016, is to include additional disclosure required in a footnote to our unaudited condensed consolidated financial statements under Rule 3-10 of Regulation S-X ("Rule 3-10") and to amend Item 4. Controls and Procedures to reflect an update to our conclusions on the effectiveness of disclosure controls and procedures as of March 31, 2016. The additional disclosure results from a change in our organizational structure following our March 2016 purchase of an interest in certain natural gas, crude oil and produced water gathering systems located in the Utica Shale, the Williston Basin and the DJ Basin, as well as ownership interests in a natural gas gathering system and a condensate stabilization facility, both located in the Utica Shale (the "2016 Drop Down"). The corresponding condensed consolidated financial information included herein was included in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016.

i

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
On February 25, 2016, the Partnership and Summit Midstream Partners Holdings, LLC (“SMP Holdings”), a wholly owned subsidiary of Summit Investments, entered into a contribution agreement (the "Contribution Agreement") pursuant to which SMP Holdings agreed to contribute to the Partnership substantially all of its limited partner interest in Summit Midstream OpCo, LP ("OpCo"), a Delaware limited partnership that owns (i) 100% of the issued and outstanding membership interests of Summit Midstream Utica, LLC ("Summit Utica"), Meadowlark Midstream Company, LLC ("Meadowlark Midstream") and Tioga Midstream, LLC ("Tioga Midstream" and collectively with Summit Utica and Meadowlark Midstream, the "Contributed Entities"), each a Delaware limited liability company, and (ii) a 40.0% ownership interest in each of Ohio Gathering Company, L.L.C. and Ohio Condensate Company, L.L.C. (collectively with OpCo and the Contributed Entities, the “2016 Drop Down Assets”) (the “2016 Drop Down”). The 2016 Drop Down closed on March 3, 2016. Subsequent to closing, SMP Holdings retained a 1.0% noncontrolling interest in OpCo, which is managed by Summit Midstream OpCo GP, LLC ("OpCo GP"), a Delaware limited liability company and a wholly owned subsidiary of Summit Holdings.
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
Correction of Omission. Subsequent to the initial issuance of the Partnership’s March 31, 2016 unaudited condensed consolidated financial statements, management became aware of additional disclosures that should have been included therein in accordance with Rule 3-10 of Regulation S-X ("Rule 3-10"). As a result, we have corrected the omission of the condensed consolidating financial information required thereby in Note 17 using the amended guarantor structure described in Note 9.
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
Fair Value Measurement. Our impairment determinations, in the context of (i) our annual impairment evaluations and (ii) our other-than-annual impairment evaluations involved significant assumptions and judgments, as discussed in the 2015 Annual Report. Differing assumptions regarding any of these inputs could have a significant effect on the various valuations. As such, the fair value measurements utilized within these models are classified as non-

recurring Level 3 measurements in the fair value hierarchy because they are not observable from objective sources. Due to the volatility of the inputs used, we cannot predict the likelihood of any future impairment.

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
Revolving Credit Facility. We have a senior secured revolving credit facility which allows for revolving loans, letters of credit and swingline loans (the "revolving credit facility"). On February 25, 2016, we closed on an amendment to the revolving credit facility, which became effective concurrent with the March 3, 2016 closing of the 2016 Drop Down. In connection with this amendment, (i) the revolving credit facility's borrowing capacity increased from $700.0 million to $1.25 billion, (ii) a new investment basket allowing the Co-Issuers (as defined below) to buy back up to $100.0 million of our outstanding senior unsecured notes was included, (iii) the total leverage ratio was increased to 5.50 to 1.0 through December 31, 2016 and (iv) various amendments were approved to facilitate the 2016 Drop Down. The revolving credit facility matures in November 2018 and includes a $200.0 million accordion feature. It is secured by the membership interests of Summit Holdings and those of its subsidiaries. Substantially all of Summit Holdings' and its subsidiaries' assets are pledged as collateral under the revolving credit facility. As of March 31, 2016, the revolving credit facility, and Summit Holdings' obligations, were guaranteed by SMLP and each of its subsidiaries.
Following the 2016 Drop Down in March 2016, OpCo GP, OpCo, Summit Utica, Meadowlark Midstream and Tioga Midstream became subsidiary guarantors of the revolving credit facility and the Senior Notes (as defined below). On August 5, 2016, a consent and waiver agreement to the revolving credit facility was executed effective March 30, 2016 which removed the guarantees of OpCo, Summit Utica, Meadowlark Midstream and Tioga Midstream (collectively, the "Non-Guarantor Subsidiaries") from the revolving credit facility and concurrently, from the Senior Notes.
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
Senior Notes. In July 2014, Summit Holdings and its 100% owned finance subsidiary, Summit Midstream Finance Corp. ("Finance Corp.," and together with Summit Holdings, the "Co-Issuers"), co-issued $300.0 million of 5.50% senior unsecured notes maturing August 15, 2022 (the "5.5% senior notes"). In June 2013, the Co-Issuers co-issued $300.0 million of 7.50% senior unsecured notes maturing July 1, 2021 (the "7.5% senior notes").
Following execution of the August 2016 consent and waiver agreement noted above, Bison Midstream and its subsidiaries, Grand River and its subsidiary, DFW Midstream Services and OpCo GP (collectively, the "Guarantor Subsidiaries") and SMLP have fully and unconditionally and jointly and severally guaranteed the 5.5% senior notes and the 7.5% senior notes (collectively, the "Senior Notes")(see Note 17). Prior to execution of the consent and waiver agreement, the Senior Notes were guaranteed by SMLP and its then-subsidiaries other than the Co-Issuers. At no time have the Senior Notes been guaranteed by the Co-Issuers. There are no significant restrictions on the ability of SMLP or Summit Holdings to obtain funds from its subsidiaries by dividend or loan. Finance Corp. has had no assets or operations since inception in 2013.
As of March 31, 2016, we were in compliance with the covenants of the Senior Notes. There were no defaults or events of default during the three months ended March 31, 2016.

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

17. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
In July 2014 and June 2013, the Co-Issuers issued the Senior Notes. As of December 31, 2015, the Senior Notes were fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis by the then-Guarantor Subsidiaries and SMLP. Due to the common control nature of the 2016 Drop Down, we are including supplemental condensed consolidating financial information as of December 31, 2015 and for the three months ended March 31, 2015. This information reflects SMLP's separate accounts, the combined accounts of the Co-Issuers, the combined accounts of the Guarantor Subsidiaries, the combined accounts of the Non-Guarantor Subsidiaries and the consolidating adjustments for the dates and periods indicated as-if the guarantor structure that exists subsequent to the August 2016 consent and waiver agreement was executed prior to 2016 (see Note 9).
For purposes of the following consolidating information, each of SMLP and Summit Holdings account for their subsidiary investments under the equity method of accounting.

Condensed Consolidating Balance Sheets. Balance sheets as of March 31, 2016 and December 31, 2015 follow.

	March 31, 2016
	SMLP	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating adjustments	Total
	(In thousands)
Assets
Cash and cash equivalents	$2,718	$337	$4,954	$5,078	$—	$13,087
Accounts receivable	54	—	43,319	6,177	—	49,550
Due from affiliate	18,349	146,332	261,978	—	(426,659)	—
Other current assets	744	—	1,904	239	—	2,887
Total current assets	21,865	146,669	312,155	11,494	(426,659)	65,524
Property, plant and equipment, net	1,245	—	1,457,809	374,711	—	1,833,765
Intangible assets, net	—	—	427,805	24,862	—	452,667
Goodwill	—	—	16,211	—	—	16,211
Investment in equity method investees	—	—	—	757,869	—	757,869
Other noncurrent assets	2,192	6,495	160	—	—	8,847
Investment in subsidiaries	2,100,823	3,267,550	—	—	(5,368,373)	—
Total assets	$2,126,125	$3,420,714	$2,214,140	$1,168,936	$(5,795,032)	$3,134,883

Liabilities and Partners' Capital
Trade accounts payable	$115	$—	$5,479	$13,189	$—	$18,783
Due to affiliate	408,705	—	—	18,349	(426,659)	395
Deferred revenue	—	—	677	—	—	677
Ad valorem taxes payable	—	—	3,952	336	—	4,288
Accrued interest	—	7,733	—	—	—	7,733
Accrued environmental remediation	—	—	—	6,687	—	6,687
Other current liabilities	3,649	—	7,791	1,083	—	12,523
Total current liabilities	412,469	7,733	17,899	39,644	(426,659)	51,086
Long-term debt	—	1,312,158	—	—	—	1,312,158
Deferred purchase price obligation	514,890	—	—	—	—	514,890
Deferred revenue	—	—	46,959	—	—	46,959
Noncurrent accrued environmental remediation	—	—	—	5,764	—	5,764
Other noncurrent liabilities	2,180	—	5,240	20	—	7,440
Total liabilities	929,539	1,319,891	70,098	45,428	(426,659)	1,938,297

Total partners' capital	1,196,586	2,100,823	2,144,042	1,123,508	(5,368,373)	1,196,586
Total liabilities and partners' capital	$2,126,125	$3,420,714	$2,214,140	$1,168,936	$(5,795,032)	$3,134,883

	December 31, 2015
	SMLP	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating adjustments	Total
	(In thousands)
Assets
Cash and cash equivalents	$73	$12,407	$6,930	$2,383	$—	$21,793
Accounts receivable	—	—	84,021	5,560	—	89,581
Due from affiliate	3,168	151,443	207,651	—	(362,262)	—
Other current assets	540	—	2,672	361	—	3,573
Total current assets	3,781	163,850	301,274	8,304	(362,262)	114,947
Property, plant and equipment, net	1,178	—	1,462,623	348,982	—	1,812,783
Intangible assets, net	—	—	438,093	23,217	—	461,310
Goodwill	—	—	16,211	—	—	16,211
Investment in equity method investees	—	—	—	751,168	—	751,168
Other noncurrent assets	3,480	4,611	162	—	—	8,253
Investment in subsidiaries	2,438,395	3,222,187	—	—	(5,660,582)	—
Total assets	$2,446,834	$3,390,648	$2,218,363	$1,131,671	$(6,022,844)	$3,164,672

Liabilities and Partners' Capital
Trade accounts payable	$482	$—	$18,489	$21,837	$—	$40,808
Due to affiliate	360,243	—	—	3,168	(362,262)	1,149
Deferred revenue	—	—	677	—	—	677
Ad valorem taxes payable	9	—	9,881	381	—	10,271
Accrued interest	—	17,483	—	—	—	17,483
Accrued environmental remediation	—	—	—	7,900	—	7,900
Other current liabilities	4,558	—	7,405	1,334	—	13,297
Total current liabilities	365,292	17,483	36,452	34,620	(362,262)	91,585
Long-term debt	332,500	934,770	—	—	—	1,267,270
Deferred revenue	—	—	45,486	—	—	45,486
Noncurrent accrued environmental remediation	—	—	—	5,764	—	5,764
Other noncurrent liabilities	1,743	—	5,503	22	—	7,268
Total liabilities	699,535	952,253	87,441	40,406	(362,262)	1,417,373

Total partners' capital	1,747,299	2,438,395	2,130,922	1,091,265	(5,660,582)	1,747,299
Total liabilities and partners' capital	$2,446,834	$3,390,648	$2,218,363	$1,131,671	$(6,022,844)	$3,164,672

Condensed Consolidating Statements of Operations. For the purposes of the following condensed consolidating statements of operations, we allocate general and administrative expenses recognized at the SMLP parent to the Guarantor Subsidiaries and Other Subsidiaries to reflect what those entities' results would have been had they operated on a stand-alone basis. Statements of operations for the three months ended March 31, 2016 and 2015 follow.

	Three months ended March 31, 2016
	SMLP	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating adjustments	Total
	(In thousands)
Revenues:
Gathering services and related fees	$—	$—	$64,768	$13,332	$—	$78,100
Natural gas, NGLs and condensate sales	—	—	7,588	—	—	7,588
Other revenues	—	—	4,369	514	—	4,883
Total revenues	—	—	76,725	13,846	—	90,571
Costs and expenses:
Cost of natural gas and NGLs	—	—	6,290	—	—	6,290
Operation and maintenance	—	—	22,572	3,270	—	25,842
General and administrative	—	—	10,126	2,753	—	12,879
Transaction costs	1,174	—	—	—	—	1,174
Depreciation and amortization	116	—	24,672	2,940	—	27,728
Gain on asset sales, net	—	—	(63)	—	—	(63)
Total costs and expenses	1,290	—	63,597	8,963	—	73,850
Other income	22	—	—	—	—	22
Interest expense	(1,446)	(14,436)	—	—	—	(15,882)
Deferred purchase price obligation expense	(7,463)	—	—	—	—	(7,463)
(Loss) income before income taxes	(10,177)	(14,436)	13,128	4,883	—	(6,602)
Income tax benefit	77	—	—	—	—	77
Income from equity method investees	—	—	—	2,860	—	2,860
Equity in earnings of consolidated subsidiaries	6,435	20,871	—	—	(27,306)	—
Net (loss) income	$(3,665)	$6,435	$13,128	$7,743	$(27,306)	$(3,665)

	Three months ended March 31, 2015
	SMLP	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating adjustments	Total
	(In thousands)
Revenues:
Gathering services and related fees	$—	$—	$64,185	$4,255	$—	$68,440
Natural gas, NGLs and condensate sales	—	—	12,613	—	—	12,613
Other revenues	—	—	4,420	614	—	5,034
Total revenues	—	—	81,218	4,869	—	86,087
Costs and expenses:
Cost of natural gas and NGLs	—	—	9,441	—	—	9,441
Operation and maintenance	—	—	21,056	1,735	—	22,791
General and administrative	—	—	10,025	1,574	—	11,599
Transaction costs	110	—	—	—	—	110
Depreciation and amortization	166	—	23,589	1,775	—	25,530
Total costs and expenses	276	—	64,111	5,084	—	69,471
Other income	1	—	—	—	—	1
Interest expense	(2,786)	(12,118)	—	—	—	(14,904)
(Loss) income before income taxes	(3,061)	(12,118)	17,107	(215)	—	1,713
Income tax expense	(430)	—	—	—	—	(430)
Loss from equity method investees	—	—	—	(3,768)	—	(3,768)
Equity in earnings of consolidated subsidiaries	1,006	13,124	—	—	(14,130)	—
Net (loss) income	$(2,485)	$1,006	$17,107	$(3,983)	$(14,130)	$(2,485)

Condensed Consolidating Statements of Cash Flows. Statements of cash flows for the three months ended March 31, 2016 and 2015 follow.

	Three months ended March 31, 2016
	SMLP	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating adjustments	Total
	(In thousands)
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(3,174)	$(23,280)	$65,022	$28,281	$—	$66,849

Cash flows from investing activities:
Capital expenditures	(180)	—	(11,753)	(49,393)	—	(61,326)
Contributions to equity method investees	—	—	—	(15,645)	—	(15,645)
Acquisitions of gathering systems from affiliate, net of acquired cash	(360,000)	—	—	—	—	(360,000)
Advances to affiliates	(13,446)	(363,390)	(55,177)	—	432,013	—
Other, net	(377)	—	—	—	—	(377)
Net cash used in investing activities	(374,003)	(363,390)	(66,930)	(65,038)	432,013	(437,348)

Cash flows from financing activities:
Distributions to unitholders	(40,975)	—	—	—	—	(40,975)
Borrowings under revolving credit facility	12,000	412,300	—	—	—	424,300
Repayments under revolving credit facility	—	(35,300)	—	—	—	(35,300)
Deferred loan costs	(13)	(2,400)	—	—	—	(2,413)
Cash advance (to) from Summit Investments (from) to contributed subsidiaries, net	(12,000)	—	—	24,214	—	12,214
Expenses paid by Summit Investments on behalf of contributed subsidiaries	3,030	—	—	1,791	—	4,821
Other, net	(786)	—	(68)	—	—	(854)
Advances from affiliates	418,566	—	—	13,447	(432,013)	—
Net cash provided by (used in) financing activities	379,822	374,600	(68)	39,452	(432,013)	361,793
Net change in cash and cash equivalents	2,645	(12,070)	(1,976)	2,695	—	(8,706)
Cash and cash equivalents, beginning of period	73	12,407	6,930	2,383	—	21,793
Cash and cash equivalents, end of period	$2,718	$337	$4,954	$5,078	$—	$13,087

	Three months ended March 31, 2015
	SMLP	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating adjustments	Total
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$122	$(22,453)	$74,039	$(4,045)	$—	$47,663

Cash flows from investing activities:
Capital expenditures	(94)	—	(25,093)	(24,283)	—	(49,470)
Contributions to equity method investees	—	—	—	(27,830)	—	(27,830)
Acquisitions of gathering systems from affiliate, net of acquired cash	(2,941)	—	—	—	—	(2,941)
Advances to affiliates	(23,930)	—	(53,081)	—	77,011	—
Net cash used in investing activities	(26,965)	—	(78,174)	(52,113)	77,011	(80,241)

Cash flows from financing activities:
Distributions to unitholders	(35,093)	—	—	—	—	(35,093)
Borrowings under revolving credit facility	75,000	14,000	—	—	—	89,000
Repayments under revolving credit facility	—	(26,000)	—	—	—	(26,000)
Deferred loan costs	(50)	(15)	—	—	—	(65)
Cash advance (to) from Summit Investments (from) to contributed subsidiaries, net	(75,000)	—	5,899	54,633	—	(14,468)
Expenses paid by Summit Investments on behalf of contributed subsidiaries	3,503	—	2,357	2,548	—	8,408
Other, net	(1,056)	—	—	—	—	(1,056)
Advances from affiliates	53,081	23,456	—	474	(77,011)	—
Net cash provided by financing activities	20,385	11,441	8,256	57,655	(77,011)	20,726
Net change in cash and cash equivalents	(6,458)	(11,012)	4,121	1,497	—	(11,852)
Cash and cash equivalents, beginning of period	7,531	11,621	7,353	1,306	—	27,811
Cash and cash equivalents, end of period	$1,073	$609	$11,474	$2,803	$—	$15,959

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

	Corporate
	Three months ended March 31,		Percentage Change
	2016	2015	2016 v. 2015
	(In thousands)
Costs and expenses:
General and administrative	$9,563	$7,991	20%
Transaction costs	1,174	110	*
Interest expense (1)	15,882	14,904	7%
Deferred purchase price obligation expense	7,463	—	*
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
Debt
Revolving Credit Facility. We have a $1.25 billion senior secured revolving credit facility. As of March 31, 2016, the outstanding balance of the revolving credit facility was $721.0 million and the unused portion totaled $529.0 million. There were no defaults or events of default during the first quarter of 2016 and, as of March 31, 2016, we were in compliance with the covenants in the revolving credit facility.
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
For additional information on our revolving credit facility and senior notes, see Notes 9 and 17 to the unaudited condensed consolidated financial statements.
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
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report was performed, with the participation of our Chief Executive Officer and Chief Financial Officer. This evaluation was performed to determine if our disclosure controls and procedures were effective to provide reasonable assurance that (1) information required to be disclosed by the Partnership in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and (2) such information is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

Subsequent to June 30, 2016, we identified a material weakness in our internal control over financial reporting relating to disclosure required in a footnote to our financial statements under Rule 3-10. Based upon that discovery, our Chief Executive Officer and Chief Financial Officer have reevaluated our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective at a level that provides reasonable assurance as of March 31, 2016.
We designed our control over the evaluation of reporting responsibilities under Rule 3-10 to operate each time there is a change to our guarantor structure. The material weakness in internal control over financial reporting resulted in our failure to identify additional reporting requirements resulting from a change in the guarantor structure of the Senior Notes as a result of the 2016 Drop Down. As a result of this failure, we did not incorporate certain required disclosures into our Form 10-Q for the period ending March 31, 2016. The omission was identified during a subsequent review of the guarantor structure of the Senior Notes and we have incorporated the required disclosures into this Amendment No. 2 to our quarterly report on Form 10-Q for the period ended March 31, 2016.
Subsequent to June 30, 2016, we took steps to implement additional measures to remediate the underlying causes, primarily through enhancements to our documented procedures for review and evaluation of our reporting requirements under Rule 3-10.
Except as noted above, there have been no changes in the Partnership's internal control over financial reporting as of March 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II - OTHER INFORMATION
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

Summit Midstream Partners, LP
(Registrant)

By: Summit Midstream GP, LLC (its general partner)

September 1, 2016	/s/ Matthew S. Harrison
Matthew S. Harrison, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)