Form 10-K
period 2016-12-31
Summit Midstream Partners, LP
filed 2017-02-27
CIK 1549922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
The aggregate market value of the common units held by non-affiliates of the registrant as of June 30, 2016, was $700,056,455.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The registrant had 72,111,121 common units and 1,471,187 general partner units outstanding at February 16, 2017.
DOCUMENTS INCORPORATED BY REFERENCE
None

ORGANIZATIONAL CHART

SUMMIT MIDSTREAM MANAGEMENT, LLC
Delaware LLC
SUMMIT MIDSTREAM PARTNERS, LLC
("SUMMIT INVESTMENTS")
Delaware LLC
SUMMIT MIDSTREAM PARTNERS HOLDINGS, LLC
("SMP HOLDINGS")
Delaware LLC
SUMMIT EPPING, LLC*
Delaware LLC
*Owns 1% LP interest in Summit Midstream OpCo, LP
SUMMIT MIDSTREAM PARTNERS, LP
("SMLP")
Delaware LP
GP Interest
SUMMIT MIDSTREAM GP, LLC
(THE "GENERAL PARTNER")
Delaware LLC
SUMMIT MIDSTREAM HOLDINGS, LLC
("SUMMIT HOLDINGS")
Delaware LLC
99% LP Interest
SUMMIT MIDSTREAM OPCO, LP
("OPCO")
Delaware LLC
GP Interest
SUMMIT MIDSTREAM OPCO GP, LLC
("OPCO GP")
Delaware LLC
BISON MIDSTREAM, LLC
("BISON MIDSTREAM")
Delaware LLC
SUMMIT MIDSTREAM FINANCE CORP.
("FINANCE CORP.")
Delaware Corporation
GRAND RIVER GATHERING, LLC
("GRAND RIVER")
Delaware LLC
DFW MIDSTREAM SERVICES LLC
("DFW MIDSTREAM")
Delaware LLC
MEADOWLARK MIDSTREAM COMPANY, LLC
("MEADOWLARK MIDSTREAM")
Delaware LLC
SUMMIT MIDSTREAM UTICA, LLC
("SUMMIT UTICA")
Delaware LLC
POLAR MIDSTREAM, LLC
("POLAR MIDSTREAM")
Delaware LLC
RED ROCK GATHERING COMPANY, LLC
("RED ROCK GATHERING")
Delaware LLC
TIOGA MIDSTREAM, LLC
("TIOGA MIDSTREAM")
Delaware LLC
OHIO GATHERING COMPANY, L.L.C.
("OGC")
40%
EPPING TRANSMISSION COMPANY, LLC
("EPPING")
Delaware LLC
OHIO CONDENSATE COMPANY, L.L.C.
("OCC")
40%

i

COMMONLY USED OR DEFINED TERMS

2013 SRS	the Partnership's shelf registration statement initially filed with the SEC in October 2013 and declared effective in November 2013
2014 SRS	the Partnership's shelf registration statement initially filed with the SEC in July 2014 which registered an unlimited amount of common units and debt securities
2016 Drop Down
the Partnership's March 3, 2016 acquisition of substantially all of (i) the issued and outstanding membership interests in Summit Utica, Meadowlark Midstream and Tioga Midstream and (ii) SMP Holdings’ 40% ownership interest in Ohio Gathering from SMP Holdings

2016 SRS
the Partnership's shelf registration statement initially filed with the SEC in October 2016 and declared effective in November 2016 which registered up to $1.5 billion of equity and debt securities in primary offerings and 36,701,230 common units beneficially owned by Summit Investments and affiliates of the Sponsor

5.5% Senior Notes	Summit Holdings' 5.5% senior unsecured notes due August 2022
7.5% Senior Notes	Summit Holdings' 7.5% senior unsecured notes due July 2021
AMI	area of mutual interest; AMIs require that any production from wells drilled by our customers within the AMI be shipped on and/or processed by our gathering systems
associated natural gas	a form of natural gas which is found with deposits of petroleum, either dissolved in the oil or as a free gas cap above the oil in the reservoir
ASU	Accounting Standards Update
Audit Committee	the audit committee of the board of directors of our General Partner
Bbl	one barrel; used for crude oil and produced water and equivalent to 42 U.S. gallons
Bcf	one billion cubic feet
Bcfe/d	the equivalent of one billion cubic feet per day; generally calculated when liquids are converted into gas; determined using a ratio of six thousand cubic feet of natural gas to one barrel of liquids
Bison Drop Down	the Partnership's June 4, 2013 acquisition of all of the issued and outstanding membership interests in Bison Midstream from SMP Holdings
Bison Midstream	Bison Midstream, LLC
Board of Directors	the board of directors of our General Partner
CAA	Clean Air Act
CEA	Commodity Exchange Act
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act
CFTC	Commodity Futures Trading Commission
Compensation Committee	the compensation committee of the board of directors of our General Partner
Compensation Consultant	BDO USA, L.L.P.
condensate	a natural gas liquid with a low vapor pressure, mainly composed of propane, butane, pentane and heavier hydrocarbon fractions
Conflicts Committee	the conflicts committee of the board of directors of our General Partner conventional resource basin
a basin where natural gas or crude oil production is developed from a well drilled into a geologic formation in which the reservoir and fluid characteristics permit the crude oil and natural gas to readily flow to the wellbore; also referred to as a conventional resource play

CWA	Clean Water Act

Deferred Purchase Price Obligation	the deferred payment liability recognized in connection with the 2016 Drop Down
delivery point	the point where hydrocarbons or produced water are delivered into a gathering system, processing or fractionation facility or downstream transportation pipeline
DFW Midstream	DFW Midstream Services LLC
DJ Basin	Denver-Julesburg Basin
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
DOT	U.S. Department of Transportation
dry gas	natural gas primarily composed of methane where heavy hydrocarbons and water either do not exist or have been removed through processing or treating
end users	the ultimate users and consumers of transported energy products
Energy Capital Partners	Energy Capital Partners II, LLC and its parallel and co-investment funds; also known as the Sponsor
EPA	Environmental Protection Agency
Epping	Epping Transmission Company, LLC
EPU	earnings or loss per unit
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Finance Corp.	Summit Midstream Finance Corp.
FTC	Federal Trade Commission
GAAP	accounting principles generally accepted in the United States of America
General Partner	Summit Midstream GP, LLC
GHG	greenhouse gas(es)
Grand River	Grand River Gathering, LLC
hub	geographic location of a storage facility and multiple pipeline interconnections
ICA	Interstate Commerce Act
IDR	incentive distribution rights
IPO	initial public offering
IRS	Internal Revenue Service
LACT unit	lease automatic custody transfer unit; a system for ownership transfer of hydrocarbons or produced water from the production site to trucks, pipelines or storage tanks
LIBOR	London Interbank Offered Rate
LNG	liquefied natural gas; natural gas (predominantly methane with some mixture of ethane) that has been converted to liquid form for ease of storage or transport
Mbbl	one thousand barrels
Mbbl/d	one thousand barrels per day
Mcf	one thousand cubic feet
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
Meadowlark Midstream	Meadowlark Midstream Company, LLC
MMcf	one million cubic feet
MMcf/d	one million cubic feet per day
Mountaineer Midstream	Mountaineer Midstream gathering system

MQD	minimum quarterly distribution
MVC	minimum volume commitment
NAAQS	national ambient air quality standard
NEPA	National Environmental Policy Act
NGA	Natural Gas Act
NGL
natural gas liquids; the combination of ethane, propane, normal butane, iso-butane and natural gasolines that when removed from unprocessed natural gas streams become liquid under various levels of higher pressure and lower temperature

NGPA	Natural Gas Policy Act of 1978
Niobrara G&P	Niobrara Gathering and Processing system
NYSE	New York Stock Exchange
OCC	Ohio Condensate Company, L.L.C.
OGC	Ohio Gathering Company, L.L.C.
Ohio Gathering	Ohio Gathering Company, L.L.C. and Ohio Condensate Company, L.L.C.
OPA	Oil Pollution Control Act
OpCo	Summit Midstream OpCo, LP
OpCo GP	Summit Midstream OpCo GP, LLC
PHMSA	Pipeline and Hazardous Materials Safety Administration
play	a proven geological formation that contains commercial amounts of hydrocarbons
Polar and Divide	the Polar and Divide system; collectively Polar Midstream and Epping
Polar and Divide Drop Down	the Partnership's May 18, 2015 acquisition of all of the issued and outstanding membership interests in Polar Midstream and Epping from SMP Holdings
Polar Midstream	Polar Midstream, LLC
predecessor	a person the major portion of the business and assets of which another person acquired the major portion of the business and assets of the acquired person
Predecessor	Summit Investments, as the predecessor prior to SMLP's IPO
produced water	water from underground geologic formations that is a by-product of natural gas and crude oil production
PSD	Prevention of Significant Deterioration
RCRA	Resource Conservation and Recovery Act
receipt point	the point where hydrocarbons or produced water are received by or into a gathering system, facility or transportation pipeline; also called a central receipt point
Red Rock Drop Down	the Partnership's March 18, 2014 acquisition of all of the issued and outstanding membership interests in Red Rock Gathering from SMP Holdings
Red Rock Gathering	Red Rock Gathering Company, LLC
Remaining Consideration
management's estimate of the consideration to be paid to SMP Holdings in 2020 in connection with the 2016 Drop Down, the present value of which is reflected on our balance sheets as the Deferred Purchase Price Obligation

residue gas	the natural gas remaining after being processed and/or treated
Revolving Credit Facility	the Second Amended and Restated Credit Agreement dated as of November 1, 2013
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended

segment adjusted EBITDA
total revenues less total costs and expenses; plus (i) other income excluding interest income, (ii) our proportional adjusted EBITDA for equity method investees, (iii) depreciation and amortization, (iv) adjustments related to MVC shortfall payments, (v) unit-based and noncash compensation, (vi) impairments and (vii) other noncash expenses or losses, less other noncash income or gains

shortfall payment	the payment received from a counterparty when its volume throughput does not meet its MVC for the applicable period
SMLP	Summit Midstream Partners, LP
SMLP LTIP	SMLP Long-Term Incentive Plan
SMP Holdings	Summit Midstream Partners Holdings, LLC
SPCC	Spill Prevention Control and Countermeasure
Summit Holdings	Summit Midstream Holdings, LLC
Summit Investments	Summit Midstream Partners, LLC
Summit Utica	Summit Midstream Utica, LLC
tailgate	refers to the point at which processed residue gas and NGLs leave a processing facility for end-use markets
Tcfe	the equivalent of one trillion cubic feet; generally calculated when liquids are converted into gas; determined using a ratio of six thousand cubic feet of natural gas to one barrel of liquids
the Company	Summit Midstream Partners, LLC and its subsidiaries
the Partnership	Summit Midstream Partners, LP and its subsidiaries
throughput volume	the volume of natural gas, crude oil or produced water transported or passing through a pipeline, plant or other facility during a particular period; also referred to as volume throughput
Tioga Midstream	Tioga Midstream, LLC
unconventional resource basin
a basin where natural gas or crude oil production is developed from unconventional sources that require hydraulic fracturing as part of the completion process, for instance, natural gas produced from shale formations and coalbeds; also referred to as an unconventional resource play

VOC	volatile organic compound(s)
wellhead	the equipment at the surface of a well, used to control the well's pressure; also, the point at which the hydrocarbons and water exit the ground

v

INDUSTRY OVERVIEW
General
The midstream sector of the energy industry provides the link between exploration and production and the delivery of crude oil, natural gas and their components to end-use markets. The midstream sector consists generally of gathering, processing and storage and transportation activities.
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
Compression. Gathering systems are operated at design pressures that enable the maximum amount of production to be gathered from connected wells. Through a mechanical process known as compression, volumes of natural gas at a given pressure are compressed to a sufficiently higher pressure, thereby allowing those volumes to be delivered to treating, dehydration, processing and fractionation facilities, and ultimately the market via a higher pressure downstream pipeline. Since wells produce at progressively lower field pressures, as they age it becomes necessary to add additional compression over time to maintain throughput across the gathering system.
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
Crude Oil Midstream Services
Crude Oil Gathering. Pipelines typically provide the most cost-effective and reliable option for shipping crude oil. Crude oil gathering systems typically comprise a network of small-diameter pipelines connected directly to wellheads, pad sites or other receipt points that transport crude oil to central receipt points or interconnecting pipelines through larger diameter trunk lines. Common carrier pipelines frequently transport crude oil from central delivery points to logistics hubs or refineries under tariffs regulated by FERC or state authorities. Logistic hubs provide storage and connections to other pipeline systems and other modes of transportation, such as railroads and trucks. Pipelines not engaged in the interstate transportation of crude may also be proprietary or leased entirely to a single customer.

Trucking complements pipeline gathering systems by gathering crude oil from operators at remote wellhead locations not served by pipeline gathering systems. Trucking is generally limited to low-volume, short-haul movements because trucking costs escalate with distance. Railroads provide additional transportation capabilities for shipping crude oil between gathering systems, pipelines, terminals and storage centers and end-users.
Produced Water Gathering. Produced water is a by-product or waste stream associated with crude oil production. The cost of managing produced water is a key consideration for crude oil producers. Pipelines and trucks are used to gather produced water for transport to disposal facilities. Similar to crude oil gathering, trucking is generally limited to low-volume, short-haul movements.
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
Percent-of-Proceeds. Under percent-of-proceeds arrangements, the midstream service provider typically remits to the producers either a percentage of the proceeds from the sale of residue gas and NGLs at the tailgate at its own or a third-party processing or fractionation plant. These types of arrangements expose the gatherer and processor to direct commodity price risk, as the revenues from the contracts directly correlate with the fluctuating price of natural gas, condensate and NGLs.
Keep-Whole. Under keep-whole arrangements, the midstream service provider keeps 100% of the NGLs produced and the processed natural gas or value of the natural gas is returned to the producer. Since some of the natural gas is used and removed during processing, the midstream service provider compensates the producer for the value or amount of natural gas used and removed during processing by supplying additional natural gas or by paying an agreed-upon value for the natural gas utilized. These arrangements have the highest commodity price exposure for the processor because the costs are dependent on the price of natural gas and the revenues are based on the price of NGLs.
Crude Oil and Produced Water Contracts. Crude oil and produced water gathering services are usually provided under fee-based contractual arrangements whereby the service provider typically receives a fee for each unit of production gathered at the wellhead. As a result, the service provider bears no direct commodity price risk exposure.

PART I
Item 1. Business.
SMLP is a Delaware limited partnership that completed its IPO in October 2012. Summit Investments is a Delaware limited liability company and the Predecessor of SMLP for accounting purposes. References to "we" or "our," when used for dates or periods ended on or after the IPO, refer collectively to SMLP and its subsidiaries. References to "we" or "our," when used for dates or periods ended prior to the IPO, refer collectively to Summit Investments, as our Predecessor, and its subsidiaries. For additional information, see Note 1 to the consolidated financial statements.
Item 1. Business is divided into the following sections:

•	Overview

•	Business Strategies

•	Competitive Strengths

•	Our Midstream Assets

•	Regulation of the Natural Gas and Crude Oil Industries

•	Environmental Matters

•	Other Information

Overview
We are a growth-oriented limited partnership focused on developing, owning and operating midstream energy infrastructure assets that are strategically located in the core producing areas of unconventional resource basins, primarily shale formations, in the continental United States. Our systems gather natural gas from pad sites, wells and central receipt points connected to our systems. Gathered natural gas volumes are then compressed, dehydrated, treated and/or processed for delivery to downstream pipelines for ultimate delivery to third-party processing plants and/or end users. We also contract with producers to gather crude oil and produced water from wells connected to our systems for delivery to third-party rail terminals and pipelines in the case of crude oil and to third-party disposal wells in the case of produced water. We generally refer to all of the services our systems provide as gathering services.
We are the owner-operator of or have significant ownership interests in the following gathering systems:

•
Ohio Gathering, a natural gas gathering system and a condensate stabilization facility operating in the Appalachian Basin, which includes the Utica and Point Pleasant shale formations in southeastern Ohio;

•	Summit Utica, a natural gas gathering system operating in the Appalachian Basin, which includes the Utica and Point Pleasant shale formations in southeastern Ohio;

•	Bison Midstream, an associated natural gas gathering system operating in the Williston Basin, which includes the Bakken and Three Forks shale formations in northwestern North Dakota;

•
Polar and Divide, crude oil and produced water gathering systems and transmission pipelines located in the Williston Basin, which includes the Bakken and Three Forks shale formations in northwestern North Dakota;

•
Tioga Midstream, crude oil, produced water and associated natural gas gathering systems operating in the Williston Basin, which includes the Bakken and Three Forks shale formations in northwestern North Dakota;

•
Grand River, a natural gas gathering and processing system located in the Piceance Basin, which includes the Mesaverde formation and the Mancos and Niobrara shale formations in western Colorado and eastern Utah;

•	Niobrara G&P, an associated natural gas gathering and processing system operating in the DJ Basin, which includes the Niobrara and Codell shale formations in northeastern Colorado;

•	DFW Midstream, a natural gas gathering system operating in the Fort Worth Basin, which includes the Barnett Shale formation in north-central Texas; and

•	Mountaineer Midstream, a natural gas gathering system operating in the Appalachian Basin, which includes the Marcellus Shale formation in northern West Virginia.
The systems that we operate and/or have a significant ownership interests in have a diverse group of customers and counterparties comprising affiliates and/or subsidiaries of some of the largest crude oil and natural gas producers in North America. Key customers are as follows:

•	Gulfport Energy Corporation ("Gulfport") and Ascent Resources - Utica, LLC ("Ascent"), the key customers for Ohio Gathering;

•	XTO Energy, Inc. ("XTO") and Ascent, the key customers for Summit Utica;

•	Oasis Petroleum, Inc. ("Oasis") and a large U.S. independent crude oil and natural gas company, the key customers for Bison Midstream;

•	Whiting Petroleum Corp. ("Whiting") and SM Energy Company ("SM Energy"), the key customers for Polar and Divide;

•	Hess Corp. ("Hess"), the key customer for Tioga Midstream;

•	Encana Oil & Gas (USA) Inc. ("Encana") and Terra Energy Partners LLC ("Terra"), the key customers for Grand River;

•	Fifth Creek Energy Operating Company, LLC ("Fifth Creek") and a large U.S. independent crude oil and natural gas company, the key customers for Niobrara G&P;

•	Total Gas & Power North America, Inc. ("Total"), the key customer for DFW Midstream; and

•	Antero Resources Corp. ("Antero"), the key customer for Mountaineer Midstream.
We believe that the systems we operate and/or have significant ownership interests in are positioned for growth through increased utilization and further development. We intend to continue expanding our operations and diversifying our geographic footprint through asset acquisitions from third parties. We also intend to grow our business through the execution of new, and the expansion of existing, strategic partnerships with large producers to provide midstream services for their upstream exploration and production projects. In addition, we may participate in asset acquisitions with Summit Investments, although (i) Summit Investments has no current direct ownership interest in any operating assets, (ii) Summit Investments has no obligation to us to offer any assets that it may acquire or participate in any asset acquisitions that we may make and (iii) we have no obligation to acquire those assets.
Our financial results are primarily driven by volume throughput and expense management. During 2016, aggregate natural gas volume throughput averaged 1,528 MMcf/d and crude oil and produced water volume throughput averaged 88.9 Mbbl/d. A substantial majority of the volumes that we gather, treat and/or process have a fixed-fee rate structure thereby enhancing the stability of our cash flows by providing a revenue stream that is not subject to direct commodity price risk. Activities that expose us to direct commodity price risk include (i) the sale of processed natural gas and NGLs pursuant to the percent-of-proceeds contracts with certain of our customers on the Bison Midstream and Grand River systems, (ii) the sale of physical natural gas that we retain from certain of our DFW Midstream system customers to offset a portion of our power expense associated with our electric-drive compression and (iii) the sale of condensate volumes that we retain on the Grand River system. During the year ended December 31, 2016, we derived less than 9% of our revenues from percent-of-proceeds arrangements and various by-product hydrocarbon sales.
In addition, the vast majority of our gas gathering and processing agreements include AMIs. Our AMIs cover more than 3.0 million acres in the aggregate, which includes more than 0.7 million acres in Ohio Gathering. Certain of our gathering and processing agreements also include MVCs. To the extent the customer does not meet its MVC, it must make an MVC shortfall payment to cover the shortfall of required volume throughput not shipped or processed, either on a monthly, quarterly or annual basis. We have designed our MVC provisions to ensure that we will generate a certain amount of revenue from each customer over the life of the associated gathering or processing agreement, whether by collecting gathering or processing fees on actual throughput or from cash payments to cover any MVC shortfall. As of December 31, 2016, we had remaining MVCs totaling 3.1 Tcfe. Our MVCs have a weighted-average remaining life of 8.1 years (assuming minimum throughput volume for the remainder of the term) and average approximately 1.1 Bcfe/d through 2021.
We use a variety of financial and operational metrics to analyze our performance, including among others, throughput volume, revenues, operation and maintenance expenses and segment adjusted EBITDA. We view each of these operational and GAAP metrics as important factors in evaluating our profitability and determining the amounts of cash distributions we pay to our unitholders.
For additional information on our results of operations, see Item 6. Selected Financial Data and the "Results of Operations" section included in the Item 7. MD&A, each of which is incorporated herein by reference.
Financial Information About Segments. As of December 31, 2016, our reportable segments and their respective gathering systems were:

•	the Utica Shale, which includes our ownership interest in Ohio Gathering as well as Summit Utica;

•	the Williston Basin, which includes Bison Midstream, Polar and Divide and Tioga Midstream;

•	the Piceance/DJ Basins, which includes Grand River and Niobrara G&P;

•	the Barnett Shale, which includes DFW Midstream; and

•	the Marcellus Shale, which includes Mountaineer Midstream;
Our reportable segments reflect the way in which (i) we manage our operations and (ii) management uses the reported financial information to make decisions and allocate resources in connection therewith. The primary assets of our reportable segments consist of gathering systems and the related property, plant and equipment and intangible assets with the exception of the Utica Shale reportable segment, which holds our ownership in Ohio Gathering.

	Year ended December 31,
	2016	2015	2014
	(In thousands)
Property, plant and equipment, net	$1,853,671	$1,812,783	$1,622,640
Intangible assets, net	421,452	461,310	489,282
For additional information on our reportable segments, see the "Results of Operations—Segment Overview of the Years Ended December 31, 2016, 2015 and 2014" section included in the Item 7. MD&A and Note 3 to the consolidated financial statements, each of which is incorporated herein by reference. For additional information on revenue and accounts receivable concentrations, see the "Liquidity and Capital Resources—Credit and Counterparty Concentration Risks" section included in Item 7. MD&A and Notes 3 and 10 to the consolidated financial statements, each of which is incorporated herein by reference. For additional information on long-lived assets, see Notes 4 and 5 to the consolidated financial statements, each of which is incorporated herein by reference.
Our Sponsor and Summit Investments. Energy Capital Partners, together with its affiliated funds, is a private equity firm with over $13.0 billion in capital commitments that is focused on investing in North America's energy infrastructure. Energy Capital Partners has significant energy and financial expertise to complement its investment in us, including investments in the power generation, midstream oil and gas, electric transmission, energy equipment and services, environmental infrastructure and other energy-related sectors.
Summit Investments, which was formed in 2009 by members of our management team and our Sponsor, is the ultimate owner of our General Partner. We are managed and operated by the Board of Directors and executive officers of our General Partner, which is managed and operated by Summit Investments. As a result, due to its ownership interest in Summit Investments and its representation on Summit Investments' board of managers, Energy Capital Partners controls our General Partner and its activities, thereby controlling SMLP.
In December 2015, Energy Capital Partners approved a unit purchase program of up to $100.0 million of SMLP common units (the "Purchase Program"). Unit purchases, which commenced in December 2015 and concluded in June 2016, were made in open market transactions and had no impact on the total number of common units outstanding. Summit Investments acquired 151,160 common units and Energy Capital Partners acquired 5,915,827 common units under the Purchase Program.
Initial Public Offering. SMLP was formed in May 2012 in anticipation of its IPO. On October 3, 2012, we completed the IPO and the following transactions occurred:

•	Summit Investments conveyed an interest in Summit Holdings to our General Partner as a capital contribution;

•	our General Partner conveyed its interest in Summit Holdings to SMLP in exchange for a continuation of its 2% general partner interest in SMLP and the IDRs;

•
Summit Investments conveyed its remaining interest in Summit Holdings to SMLP in exchange for (i) 10,029,850 common units, (ii) 24,409,850 subordinated units and (iii) the right to receive cash reimbursement for certain capital expenditures made with respect to the contributed assets; and

•	SMLP issued 14,375,000 common units to the public.
Since the IPO, we have issued additional common units and general partner interests in connection with drop down transactions, one third-party acquisition and certain unit-based compensation awards. In February 2016, the subordinated units converted to common units on a one-for-one basis. For additional information, see Notes 1, 11 and 16 to the consolidated financial statements.

Business Strategies
Our principal business strategy is to increase the amount of cash distributions we make to our unitholders over time. Our plan for continuing to execute this strategy includes the following key components:

•
Maintaining our focus on fee-based revenue with minimal direct commodity price exposure. As we expand our business, we intend to maintain our focus on providing midstream energy services under fee-based arrangements. Our midstream services are provided under primarily long-term and fee-based contracts with original terms of up to 25 years. We believe that our focus on fee-based revenues with minimal direct commodity price exposure is essential to maintaining stable cash flows.

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

•
Diversifying our asset base by expanding our midstream service offerings to new geographic areas. Our gathering operations in the Utica, Bakken, Barnett and Marcellus shale plays and the Piceance and DJ basins currently represent our core business. We intend to pursue opportunities to diversify our operations into other geographic regions through both greenfield development projects and acquisitions from third parties.

•
Partnering with producers to provide midstream services for their development projects in high-growth, unconventional resource plays. We seek to promote commercial relationships with established and well-capitalized producers that are willing to serve as key customers and commit to long-term MVCs and/or AMIs. We will continue to pursue partnership opportunities with established producers to develop new midstream energy infrastructure in unconventional resource basins that we believe will complement our existing assets and/or enhance our overall business by facilitating our entry into new basins. These opportunities generally consist of a strategic acreage position in an unconventional resource play that is well-positioned for accelerated production but has limited existing midstream energy infrastructure to support such growth.

Competitive Strengths
We believe that we will be able to execute the components of our principal business strategy successfully because of the following competitive strengths:

•
Strategically located assets in core areas of prolific unconventional resource basins supported by partnerships with large producers. We believe our assets are strategically positioned within the core areas of five established unconventional resource basins. The geologic formations in the basins served by our assets have either relatively low drilling and completion costs, highly economic production profiles, or a combination of both, which incentivize producers to develop more actively than in more marginal areas.

•	Fee-based revenues underpinned by long-term contracts with AMIs and MVCs. A substantial majority of our revenues for the year ended December 31, 2016 were generated under long-term and fee-based gathering and processing agreements. We believe that long-term, fee-based gathering and processing agreements enhance the stability of our cash flows by limiting our direct commodity price exposure.

•
Capital structure and financial flexibility. At December 31, 2016, we had $1.25 billion of total indebtedness outstanding (see Notes 1, 2 and 9 to the consolidated financial statements), and the unused portion of our $1.25 billion Revolving Credit Facility totaled $602.0 million. Under the terms of our Revolving Credit Facility, our total leverage ratio (total net indebtedness to consolidated trailing 12-month EBITDA, as defined in the credit agreement) was approximately 4.21 to 1.0 at December 31, 2016, which compares with the then-existing total leverage ratio upper limit of not more than 5.5 to 1.0 (as defined in the credit agreement).

•
Relationship with a large and committed financial sponsor. Our Sponsor is an experienced energy investor with a proven track record of making substantial, long-term investments in high-quality energy assets. In addition to its direct investment in Summit Investments, Energy Capital Partners began purchasing our common units in open market transactions commencing in December 2015 and concluding in June 2016. We believe that the relationship with and support of our Sponsor is a competitive advantage as it brings not only significant financial and management experience, but also numerous relationships throughout the energy industry that we believe will continue to benefit us as we seek to grow our business.

•
Experienced management team with a proven record of asset acquisition, construction, development, operations and integration expertise. Our board members and senior leadership team have extensive energy experience (see Item 10. Directors, Executive Officers and Corporate Governance—Directors and Executive Officers) and a proven track record of identifying, consummating, financing and integrating significant acquisitions in addition to partnering with major producers to construct and develop midstream energy infrastructure.

Our Midstream Assets
Our midstream assets, including assets in which we have a significant ownership interest, currently operate in the following unconventional resource plays:

•	the Utica Shale, which is served by Ohio Gathering and Summit Utica;

•	the Williston Basin, which is served by Bison Midstream, Polar and Divide and Tioga Midstream;

•	the Piceance/DJ Basins, which is served by Grand River and Niobrara G&P;

•	the Barnett Shale, which is served by DFW Midstream; and

•	the Marcellus Shale, which is served by Mountaineer Midstream.
We compete with other midstream companies, producers and intrastate and interstate pipelines. Competition for volumes is primarily based on reputation, commercial terms, service levels, access to end-use markets, geographic proximity of existing assets to a producer's acreage and available capacity. We may also face competition to gather production drilled outside of our AMIs and attract producer volumes to our gathering systems. Additionally, we could face incremental competition to the extent we make acquisitions.
We earn revenue by providing gathering, treating and/or processing services pursuant to primarily long-term and fee-based gathering and processing agreements with some of the largest and most active producers in North America. The fee-based nature of these agreements enhances the stability of our cash flows by limiting our direct commodity price exposure.
The significant features of our gathering and processing agreements and the gathering systems to which they relate are discussed in more detail below. For additional operating and financial performance information, on a consolidated basis and by reportable segment, see the "Results of Operations" section in Item 7. MD&A, which is incorporated herein by reference.
Areas of Mutual Interest. The vast majority of our gathering and processing agreements contain AMIs, some of which extend through 2036. The AMIs generally require that any production by our customers within the AMIs will be shipped on and/or processed by our systems. In general, our customers have not leased acreage that cover our entire AMIs but, to the extent that they lease additional acreage within our AMIs in the future, any production from wells drilled by them within that AMI will be gathered and/or processed by our systems.
Under certain of our gathering agreements, we have agreed to construct pipeline laterals to connect our gathering systems to pad sites located within the AMI. However, we may choose not to participate in a discretionary opportunity presented by a customer if we believe that the project would not meet our internal return expectations. Under this scenario, the customer may, in certain circumstances, construct the additional infrastructure and sell it to us at a price equal to their cost plus an applicable margin, or, in some cases, we may release the relevant acreage dedication from the AMI.
Minimum Volume Commitments. Certain of our gathering and processing agreements contain MVCs, which, like AMIs, benefit the development and ongoing operation of a gathering system because they provide a contracted minimum revenue stream at start up. As of December 31, 2016, our MVCs, some of which extend through 2026, had a weighted-average remaining life of 8.1 years. In addition, certain of our customers have an aggregate MVC, which is a total amount of volume throughput that the customer has agreed to ship and/or process on our systems (or an equivalent monetary amount) over the MVC term. In these cases, once a customer achieves its aggregate MVC, any remaining future MVCs will terminate and the customer will then simply pay the applicable gathering or processing rate multiplied by the actual throughput volumes shipped or processed. As a result of this mechanism, the weighted-average remaining period for which our MVCs apply is less than the weighted-average of the original stated contract terms of our MVCs.
For additional information on our MVCs, see the "Critical Accounting Estimates" section in MD&A and Notes 2 and 8 to the consolidated financial statements.

Utica Shale
Ohio Gathering. In March 2016, we acquired substantially all of a 40% ownership interest in Ohio Gathering from a subsidiary of Summit Investments. Non-affiliated owners have a 60% ownership interest in Ohio Gathering. Ohio Gathering comprises a natural gas gathering system and condensate stabilization facility located in the core of the Utica Shale in southeastern Ohio that is currently in service and under development. The gathering system spans the condensate, liquids-rich and dry gas windows of the Utica Shale for multiple producers that are targeting natural gas, condensate and NGLs production from the Utica and Point Pleasant shale formations across Harrison, Guernsey, Belmont, Noble and Monroe counties in southeastern Ohio. Gulfport and Ascent are Ohio Gathering's key customers. Condensate and liquids-rich gas production is gathered, compressed, dehydrated and delivered to the Cadiz and Seneca processing complexes, which are owned by a joint venture between MPLX LP (“MPLX”) and The Energy and Minerals Group (“EMG”). Dry gas production is gathered, compressed, dehydrated and delivered to a downstream interconnect with Texas Eastern Transmission, or TETCO, and another third-party pipeline, which provides access to the northeast and mid-west markets. Substantially all gathering services on the Ohio Gathering system are provided pursuant to long-term, fee-based gathering agreements.
The condensate stabilization facility commenced operations in February 2015.  Condensate stabilization allows for producers to capture the NGLs that would otherwise flash from condensate in atmospheric conditions.  As one of the largest stabilization facilities in the Utica Shale Play, this facility serves as the origination point for MPLX’s Cornerstone Pipeline which will deliver condensate to Marathon Petroleum’s refinery in Canton, Ohio.
Our ownership interest in Ohio Gathering is the primary component of the Utica Shale reportable segment. For additional information, see Note 7 to the consolidated financial statements.
Summit Utica. In March 2016, we acquired certain natural gas gathering pipeline, dehydration and compression assets in the Utica Shale from a subsidiary of Summit Investments. We refer to these assets as the Summit Utica system. The Summit Utica system is a natural gas gathering system located in the Appalachian Basin in Belmont and Monroe counties in southeastern Ohio and serves producers targeting the dry gas window of the Utica and Point Pleasant shale formations. The system, which includes XTO and Ascent as its key customers, is currently in service and under development and had throughput capacity of 450 MMcf/d as of December 31, 2016. The Summit Utica system gathers and delivers natural gas, primarily under long-term, fee-based gathering agreements which include acreage dedications. The system interconnects with Energy Transfer Partners, L.P.’s ("Energy Transfer Partners") Utica Ohio River Pipeline, which delivers to the Clarington Hub in Clarington, Ohio. The Summit Utica system currently provides natural gas midstream services for the Utica Shale reportable segment.

Williston Basin
The following table provides operating information regarding our Williston Basin reportable segment as of December 31, 2016.

	Aggregate throughput capacity – liquids (Mbbl/d)	Aggregate throughput capacity – natural gas (MMcf/d)	Average daily MVCs through 2021 (MMcfe/d) (1)	Remaining MVCs (Bcfe) (1)	Weighted-average remaining contract life (Years) (1)(2)
Williston Basin	260	46	101	219	4.8
__________
(1) Contract terms related to MVCs are presented for liquids and natural gas on a combined basis.
(2) Weighted average based on total remaining MVC (total remaining MVCs multiplied by average rate).
AMIs for the Williston Basin reportable segment total more than 1.2 million acres in the aggregate.
Bison Midstream. In June 2013, we acquired certain associated natural gas gathering pipeline, dehydration and compression assets in the Williston Basin from a subsidiary of Summit Investments. We refer to these assets as the Bison Midstream system. The Bison Midstream system is located in Mountrail and Burke counties in northwestern North Dakota. It consists of low- and high-pressure pipeline and seven compressor stations and includes gathering pipelines ranging from three inches to 10 inches in diameter. Bison Midstream gathers, compresses and treats associated natural gas that exists in the crude oil stream produced from the Bakken and Three Forks shale formations. These formations are primarily targeted for crude oil production. As such, producer drilling and completion activity decisions, and consequently Bison Midstream's volume throughput, are based largely on the prevailing price of crude oil.
Our gathering agreements for the Bison Midstream system include long-term, fee-based or percent-of-proceeds contracts. Volume throughput on the Bison Midstream system is underpinned by MVCs from its key customers. In addition to its percent-of-proceeds gathering agreement with Oasis and its fee-based gathering agreement with a large U.S. independent crude oil and natural gas company, the Bison Midstream system is also supported by other fee-based gathering agreements. Natural gas gathered on the Bison Midstream system is delivered to Aux Sable Midstream LLC's Palermo Conditioning Plant in Palermo, North Dakota and then delivered to its 2.1 Bcf/d natural gas processing plant in Channahon, Illinois. The Bison Midstream system currently provides associated natural gas midstream services for the Williston Basin reportable segment.
Polar and Divide. In May 2015, we acquired certain crude oil and produced water gathering systems and recently commissioned transmission pipelines in the Williston Basin from a subsidiary of Summit Investments. In connection with the 2016 Drop Down, we also acquired certain additional crude oil and produced water gathering pipelines. We refer to these assets, which commenced operations in the second quarter of 2013, as the Polar and Divide system. The Polar and Divide system, which is located primarily in Williams and Divide counties in northwestern North Dakota, owns, operates and is currently developing crude oil and produced water gathering systems and transmission pipelines serving the Bakken and Three Forks shale formations.
The Polar and Divide system is underpinned by two long-term, fee-based gathering agreements with Whiting and SM Energy. In addition to Whiting and SM Energy, the Polar and Divide system is also supported by other long-term, fee-based gathering agreements and has executed agreements to expand the system to connect additional customer pad sites.
Crude oil that is gathered by the Polar and Divide system is primarily delivered to Crestwood Equity Partners LP's COLT Hub rail facility in Epping, North Dakota and produced water is delivered to third-party disposal facilities located throughout the Williston Basin. The Polar and Divide system also has interconnects into Enbridge’s North Dakota Pipeline System in Williams County, North Dakota and Global Partners LP's Basin Transload rail terminal in Columbus, North Dakota and has other projects underway to interconnect with additional long-haul take-away pipelines. The Polar and Divide system currently provides crude oil and produced water midstream services for the Williston Basin reportable segment.
Tioga Midstream. In March 2016, we acquired certain associated natural gas, crude oil and produced water gathering systems in the Williston Basin from a subsidiary of Summit Investments. We refer to these assets, which commenced natural gas operations in the fourth quarter of 2014 and liquids operations in the third quarter of 2015, as the Tioga Midstream system. The Tioga Midstream system is located in Williams County, North Dakota.  All gathering services on the Tioga Midstream system are provided pursuant to long-term, fee-based gathering agreements with Hess, which is primarily targeting crude oil production from the Bakken and Three Forks shale formations.  The gathering agreements underpinning the Tioga system include an annual rate redetermination mechanism which effectively serves to protect future cash flows by resetting the gathering rate upward from pre-established base gathering rates in the event that Hess varies from certain pre-established minimum production thresholds. The annual rate redeterminations can also reset the gathering rate lower in the event that Hess exceeds the minimum production threshold. All crude oil, produced water and natural gas gathered on the Tioga Midstream system is delivered to downstream pipelines and disposal wells (for produced water) that are owned and operated by Hess.  The Tioga Midstream system currently provides associated natural gas, crude oil and produced water midstream services for the Williston Basin reportable segment.

Piceance/DJ Basins
The following table provides operating information regarding our Piceance/DJ Basins reportable segment as of December 31, 2016.

	Aggregate throughput capacity (MMcf/d)	Average daily MVCs through 2021 (MMcf/d)	Remaining MVCs (Bcf)	Weighted-average remaining contract life (Years) (1)
Piceance/DJ Basins	1,281	625	1,599	8.4
__________
(1) Weighted average based on total remaining MVC (total remaining MVCs multiplied by average rate).
AMIs for the Piceance/DJ Basins reportable segment total more than 800,000 acres in the aggregate.
Grand River. In 2011, we acquired certain natural gas gathering pipeline, dehydration and compression assets in the Piceance Basin from a third party. We refer to these assets as the Grand River system. The Grand River system is primarily located in Garfield County, one of the largest natural gas producing counties in Colorado. It gathers natural gas from the Mesaverde formation and the Mancos and Niobrara shale formations located within the Piceance Basin.
In March 2014, we acquired certain natural gas gathering pipeline, dehydration, compression and processing assets in the Piceance Basin from a subsidiary of Summit Investments. We refer to these assets as the Red Rock Gathering system, or Red Rock Gathering. Summit Investments acquired Red Rock Gathering from a subsidiary of Energy Transfer Partners, L.P. in October 2012. Red Rock Gathering gathers and processes natural gas from the Mesaverde formation and the Mancos and Niobrara shale formations located in western Colorado and eastern Utah. Red Rock Gathering is primarily located in Garfield, Rio Blanco and Mesa counties in Colorado and Uintah and Grand counties in Utah. The Grand River and Red Rock Gathering systems have been connected and are managed as a single system, which we collectively refer to as the Grand River system.
The Grand River system is primarily a low-pressure gathering system that was originally designed to gather natural gas produced from directional wells targeting the liquids-rich Mesaverde formation. The Mesaverde is a shallow, tight sands geologic formation that producers have targeted with directional drilling for several decades. We also gather natural gas from our customers' wells targeting the Mancos and Niobrara shale formations, which underlie the Mesaverde formation, via a medium-pressure gathering system.
Natural gas gathered and/or processed on the Grand River system is compressed, dehydrated, processed and/or discharged to downstream pipelines serving (i) Enterprise Product Partners' 1.8 Bcf/d processing facility located in Meeker, Colorado, (ii) Williams Partners L.P.'s Northwest Pipeline and (iii) Kinder Morgan, Inc.'s TransColorado Pipeline system. Processed NGLs from Grand River are injected into Enterprise's Mid-America Pipeline system or delivered to local markets. In addition, certain of our gathering agreements with our Grand River customers permit us to retain condensate volumes that naturally discharge from the liquids-rich natural gas as it moves across our system.
The Grand River system has multiple long-term, fee-based gathering agreements with Encana as well as fee-based agreements with Black Hills Exploration and Production, Inc. ("Black Hills") and Terra, both of which include long-term acreage dedications and MVCs. Certain of the Grand River system's other gathering and processing agreements include MVCs and AMIs.
In 2015, we executed an expansion agreement with a wholly owned subsidiary of Ursa Resources Group II LLC ("Ursa") to provide additional throughput capacity in exchange for new MVCs. This new capacity will be utilized by Ursa as it executes a drilling plan through 2017. In connection with the Black Hills gathering agreement, in March 2014 we commissioned a 20 MMcf/d cryogenic processing plant and related gas gathering infrastructure in the DeBeque, Colorado area to support Black Hills' development of its acreage targeting the liquids-rich Mancos and

Niobrara formations. In connection with the Terra gathering agreement, we agreed to expand our gathering and compression services by constructing gas gathering infrastructure in the Rifle, Colorado area.
We anticipate that the majority of our near-term throughput on the Grand River system will continue to originate from the Mesaverde formation. We expect to continue to pursue additional volumes on the low-pressure system to more fully utilize the system's existing throughput capacity. In addition, we believe that the Grand River system is optimally located for expansion to gather future production from the Mancos and Niobrara shale formations. The Grand River system currently provides midstream services for the Piceance/DJ Basins reportable segment.
Niobrara G&P. In March 2016, we acquired certain associated natural gas gathering systems in the DJ Basin from a subsidiary of Summit Investments. We refer to these assets, which were operational when purchased by Summit Investments, as the Niobrara G&P system. The system, which is located in Weld County, Colorado, comprises a low-pressure and high-pressure associated natural gas gathering pipeline and cryogenic natural gas processing plant with processing capacity of 20 MMcf/d pursuant to a long-term, fee-based gathering and processing agreement with Fifth Creek and a large U.S. independent crude oil and natural gas company.  Residue gas is delivered to the Colorado Interstate Gas pipeline and processed NGLs are delivered to the Overland Pass Pipeline. The Niobrara G&P system currently provides midstream services for the Piceance/DJ Basins reportable segment.

Barnett Shale
The following table provides operating information regarding our Barnett Shale reportable segment as of December 31, 2016.

	Throughput capacity (MMcf/d)	Average daily MVCs through 2021 (MMcf/d)	Remaining MVCs (Bcf)	Weighted-average remaining contract life (Years) (1)
Barnett Shale	480	29	48	2.9
__________
(1) Weighted average based on total remaining MVC (total remaining MVCs multiplied by average rate).
AMIs for the Barnett Shale reportable segment total more than 120,000 acres.
DFW Midstream. In 2009 and 2014, we acquired certain natural gas gathering pipeline and compression assets in the Barnett Shale from third parties. We refer to these assets as the DFW Midstream system. The DFW Midstream system is primarily located in southeastern Tarrant County, in north-central Texas. As the largest natural gas-producing county in Texas, we consider this area to be the core of the core of the Barnett Shale because of the quality of the geology and the high production profile of the wells drilled to date. Based on peak month average daily production rates sourced from the Railroad Commission of Texas as of December 2016, this area contains the most prolific wells in the Barnett Shale. For example, the two largest and five of the 10 largest wells drilled in the Barnett Shale are connected to the DFW Midstream system.
The DFW Midstream system, which includes gathering pipelines ranging from four inches to 30 inches in diameter, is located under both private and public property and is partially located along existing electric transmission corridors. Compression on the system is powered by electricity. To offset the costs we incur to operate the system's electric-drive compressors, we either retain a fixed percentage of the natural gas that we gather or pass through a portion of the power expense to our customers. The DFW Midstream system currently has six primary interconnections with third-party, primarily intrastate pipelines. These interconnections enable us to connect our customers, directly or indirectly, with the major natural gas market hubs in Texas and Louisiana.
The DFW Midstream system is underpinned by a long-term, fee-based gathering agreement with Total and by other long-term, fee-based gathering agreements. We designed the DFW Midstream system to benefit from incremental volumes arising from high-density, infill drilling on existing pad sites that are already connected to the gathering system and, as such, would not require significant additional capital expenditures. Development of the DFW Midstream system has enabled our customers to efficiently produce natural gas by utilizing horizontal drilling techniques from pad sites already connected in our AMIs. Given the urban nature of southeastern Tarrant County, we expect that the majority of future natural gas drilling in this area will occur from existing pad site locations. The DFW Midstream system currently provides midstream services for the Barnett Shale reportable segment.

Marcellus Shale
The following table provides operating information regarding our Marcellus Shale reportable segment as of December 31, 2016.

Throughput capacity (MMcf/d)
Marcellus Shale (1)	1,050
__________
(1) Contract terms related to AMIs and MVCs are excluded for confidentiality purposes.
Mountaineer Midstream. In June 2013, we acquired certain high-pressure natural gas gathering pipelines and compression assets located in the liquids-rich window of the Marcellus Shale Play from an affiliate of MarkWest Energy Partners, L.P. (“MarkWest,” which was subsequently acquired by MPLX). We refer to these assets as the Mountaineer Midstream system. This system, which operates in the Appalachian Basin, benefits from its location in Doddridge and Harrison counties in West Virginia where it gathers natural gas under a long-term, fee-based contract with Antero. The Mountaineer Midstream system consists of newly constructed, high-pressure natural gas gathering pipelines ranging from eight inches to 20 inches in diameter and two compressor stations. This liquids-rich natural gas gathering and compression system serves as a critical inlet to MPLX's Sherwood Processing Complex, a primary destination for liquids-rich natural gas in northern West Virginia, which provides downstream access to Midwest, mid-Atlantic and northeast regions of the United States.
In November 2013, we amended our original fee-based natural gas gathering agreement with Antero whereby we agreed to construct approximately nine miles of high-pressure, 20-inch pipeline on the Mountaineer Midstream system (the "Zinnia Loop"). The Zinnia Loop, which was commissioned in 2014, is underpinned by a minimum revenue commitment from Antero and increased throughput capacity to 1,050 MMcf/d to support Antero's drilling activities. The Mountaineer Midstream system currently provides midstream services for the Marcellus Shale reportable segment.
For additional information relating to our business and gathering systems, see the "Trends and Outlook" and "Results of Operations" sections in Item 7. MD&A.

Regulation of the Natural Gas and Crude Oil Industries
General. Sales by producers of natural gas, crude oil, condensate and NGLs are currently made at market prices. However, gathering and transportation services are subject to various types of regulation, which may affect certain aspects of our business and the market for our services. FERC regulates the transportation of natural gas in interstate commerce and the interstate transportation of crude oil, petroleum products and NGLs. FERC regulation includes reviewing and accepting or approving rates and other terms and conditions for such transportation services. FERC is also authorized to prevent and sanction market manipulation in natural gas markets while the FTC is authorized to prevent and sanction market manipulation in petroleum markets. State and municipal regulations may apply to the production and gathering of natural gas, the construction and operation of natural gas and crude oil facilities and the rates and practices of gathering systems and intrastate pipelines.
Regulation of Crude Oil and Natural Gas Exploration, Production and Sales. Sales of crude oil and NGLs are not currently regulated and are transacted at market prices. In 1989, the U.S. Congress enacted the Natural Gas Wellhead Decontrol Act, which removed all remaining price and non-price controls affecting wellhead sales of natural gas. FERC, which has the authority under the NGA to regulate the prices and other terms and conditions of the sale of natural gas for resale in interstate commerce, has issued blanket authorizations for all gas resellers subject to its regulation, except interstate pipelines, to resell natural gas at market prices. Either Congress or FERC (with respect to the resale of gas in interstate commerce), however, could re-impose price controls in the future.
Exploration and production operations are subject to various types of federal, state and local regulation, including, but not limited to, permitting, well location, methods of drilling, well operations and conservation of resources. While these regulations do not directly apply to our business, they may affect our customers' ability to produce natural gas.
Regulation of the Gathering and Transportation of Natural Gas and Crude Oil. We believe that the majority of our natural gas pipeline facilities qualify as gathering facilities that are exempt from the jurisdiction of FERC. On February 1, 2016, Polar Midstream's FERC tariff for interstate movements of crude oil on its Little Muddy pipeline in North Dakota became effective. That tariff is subject to FERC jurisdiction and oversight pursuant to FERC's authority under the ICA. We are also generally subject to FERC's anti-market manipulation regulations. The distinction between federally unregulated natural gas and crude oil pipelines and FERC-regulated natural gas and crude oil pipelines has been the subject of extensive litigation and changes in the policies and interpretations of laws and regulations. In addition, the status of any individual pipeline system may be determined by FERC on a case-by-case basis, although FERC has made no determinations as to the status of our facilities. Consequently, the classification and regulation of pipeline systems (including some of our pipelines) could change based on future determinations by FERC or the courts.
Intrastate pipelines, which may include some pipelines that perform gathering functions, may be subject to safety regulation by the DOT, although typically state regulatory authorities (operating under a federal certification) perform this function. State regulatory authorities also have jurisdiction over the rates and practices of intrastate pipelines and gathering systems, including requirements for ratable takes or non-discriminatory access to pipeline services. The basis for state regulation and the degree of regulatory oversight of gathering systems and intrastate pipelines varies from state to state. In Texas, we are regulated as a gas utility and have filed tariffs with the Railroad Commission of Texas to establish rates and terms of service for our DFW Midstream system assets. We have not been required to file tariffs in the other states in which we operate, although we are required to submit shape files and other information regarding the location and construction of underground gathering pipelines in North Dakota. The states in which we operate have adopted complaint-based regulation that allows natural gas producers and shippers to file complaints with state regulators in an effort to resolve access issues and rate grievances, among other matters. State authorities in the states in which we operate generally have not initiated investigations of the rates or practices of gathering systems or intrastate pipelines in the absence of a complaint. State regulation of intrastate pipelines continues to evolve and may become more stringent in the future. For example, the North Dakota Industrial Commission recently adopted rule changes that resulted in additional construction and monitoring requirements for all pipelines, including, but not limited to, those that transport produced water, and has recently adopted reclamation bonding requirements for certain underground gathering pipelines in North Dakota.
Natural gas, crude oil and produced water production, gathering and transportation, including the construction of new gathering facilities and expansion of existing gathering facilities may also be subject to local regulation, such as approval and permit requirements.
Anti-Market Manipulation Rules. We are subject to the anti-market manipulation provisions in the NGA and the NGPA, as amended by the Energy Policy Act of 2005, which authorize FERC to impose fines of up to $1,000,000 per day per violation of the NGA, the NGPA, or their implementing regulations. In addition, the FTC holds statutory authority under the Energy Independence and Security Act of 2007 to prevent market manipulation in petroleum markets, including the authority to request that a court impose fines of up to $1,000,000 per violation. These agencies have promulgated broad rules and regulations prohibiting fraud and manipulation in oil and gas markets. The CFTC is directed under the CEA to prevent price manipulations in the commodity and futures markets, including the energy futures markets. Pursuant to statutory authority, the CFTC has adopted anti-market manipulation regulations that prohibit fraud and price manipulation in the commodity and futures markets. The CFTC also has statutory authority to seek civil penalties of up to the greater of $1,000,000 per day per violation or triple the monetary gain to the violator for violations of the anti-market manipulation sections of the CEA. We are also subject to various reporting requirements that are designed to facilitate transparency and prevent market manipulation.
Safety and Maintenance. We are subject to regulation by the DOT, which establishes federal safety standards for the design, construction, operation and maintenance of natural gas and crude oil pipeline facilities. In the Pipeline Safety Act of 1992, Congress expanded the DOT's regulatory authority to include regulated gathering lines that had previously been exempt from federal jurisdiction. The Pipeline Safety Improvement Act of 2002 and the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006 established mandatory inspections for certain U.S. oil and natural gas transmission pipelines in high consequence areas. The Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011 reauthorizes funding for federal pipeline safety programs through 2015, increases penalties for safety violations, establishes additional safety requirements for newly constructed pipelines and requires studies of certain safety issues that could result in the adoption of new regulatory requirements for existing pipelines.
The DOT has delegated the implementation of safety requirements to PHMSA, which has adopted and enforces safety standards and procedures applicable to a limited number of our pipelines. In addition, many states, including the states in which we operate, have adopted regulations that are identical to or more restrictive than existing DOT regulations for intrastate pipelines. Among the regulations applicable to us, PHMSA requires pipeline operators to develop integrity management programs for certain pipelines located in high consequence areas, which include high-population areas such as the Dallas-Fort Worth greater metropolitan area where our DFW Midstream system is located. While the majority of our pipelines meet the DOT definition of gathering lines and are thus currently exempt from the integrity management requirements of PHMSA, we also operate a limited number of pipelines that are subject to the integrity management requirements. Those regulations require operators, including us, to:

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
In October 2015, PHMSA proposed changes to its pipeline safety regulations that would significantly extend the integrity management requirements to previously exempt pipelines and would impose additional obligations on pipeline operators that are already subject to the integrity management requirements. PHMSA’s proposed rule would also require annual reporting of safety-related conditions and incident reports for all gathering lines and gravity lines, including pipelines that are currently exempt from PHMSA regulations. PHMSA recently adopted regulations that impose pipeline incident prevention and response measures on pipeline operators. PHMSA has also issued an Advisory Bulletin providing guidance on verification of records related to pipeline maximum allowable operating pressure. Pipelines that do not meet PHMSA’s record verification standards may be required to perform additional testing or reduce their operating pressures.
Gathering systems like ours are also subject to a number of federal and state laws and regulations, including the Federal Occupational Safety and Health Act and comparable state statutes, the purposes of which are to protect the health and safety of workers, both generally and within the pipeline industry. In addition, the Occupational Safety and Health Administration hazard communication standard, EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and comparable state statutes require that information be maintained concerning hazardous materials used or produced in our operations and that such information be provided to employees, state and local government authorities and the public.

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
Hazardous Substances and Waste. Our operations are subject to environmental laws and regulations relating to the management and release of solid and hazardous wastes and other substances, including hydrocarbons. These laws generally regulate the generation, storage, treatment, transportation and disposal of solid and hazardous waste and may impose strict joint and several liability for the investigation and remediation of affected areas where hazardous substances may have been released or disposed. Furthermore, the Toxic Substances Control Act and analogous state laws, impose requirements on the use, storage and disposal of various chemicals and chemical substances at our facilities. CERCLA and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a hazardous substance into the environment. We may handle hazardous substances within the meaning of CERCLA, or similar state statutes, in the course of our ordinary operations and, as a result, may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites at which these hazardous substances have been released into the environment.
We also generate industrial wastes that are subject to the requirements of the RCRA and comparable state statutes. While the RCRA regulates both solid and hazardous wastes, it imposes strict requirements on the generation, storage, treatment, transportation and disposal of hazardous wastes. Although we generate minimal hazardous waste, it is possible that non-hazardous wastes, which could include wastes currently generated during our operations, will in the future be designated as hazardous wastes and, therefore, be subject to more rigorous and costly disposal requirements. Moreover, from time to time, the EPA and state regulatory agencies have considered the adoption of stricter disposal standards for non-hazardous wastes, including natural gas wastes.
We currently own or lease properties where hydrocarbons are being or have been handled for many years. Although we believe that the previous operators utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by us or on or under the other locations where these hydrocarbons and wastes have been transported for treatment or disposal, without our knowledge. These properties and the wastes disposed thereon may be subject to CERCLA, the RCRA and analogous state laws. Under these laws, we could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater) or to perform remedial operations to prevent future contamination. We are not currently aware of any facts, events or conditions relating to such requirements that could materially impact our operations or financial condition.
Air Emissions. Our operations are subject to the federal CAA and comparable state and local laws and regulations. These laws and regulations regulate emissions of air pollutants from various industrial sources, including our facilities, and also impose various monitoring, control and reporting requirements. Such laws and regulations may require that we obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with air permits containing various emissions and operational limitations and utilize specific emission control technologies to limit emissions. Our failure to comply with these requirements could subject us to monetary penalties, injunctions, conditions or restrictions on operations and criminal enforcement actions. Furthermore, we may be required to incur certain capital expenditures in the future to obtain and maintain operating permits and approvals for air pollutant emitting sources.
In October 2015, the EPA issued a new lower NAAQS for ozone. The previous ozone standard was set at 75 parts per billion ("ppb"). The revised standard has been lowered to 70 ppb. The lowered ozone NAAQS could result in a significant expansion of ozone nonattainment areas across the United States, including areas in which we operate, which could subject us to increased regulatory burdens in the form of more stringent emission controls, emission offset requirements and increased permitting delays and costs. Impacts from the new standard have not yet been determined, as states are still in the process of incorporating the new standard into their respective state implementation plans. We will continue to monitor developments to determine if any adverse effects on our operations can be expected.
On June 3, 2016, the EPA finalized revisions to its 2012 New Source Performance Standard ("NSPS") OOOO for the oil and gas industry, to reduce emissions of greenhouse gases - most notably methane - along with smog-forming VOCs. The revisions, which are published in the Federal Register under Subpart OOOOa, included the addition of methane to the pollutants covered by the rule, along with requirements for detecting and repairing leaks at gathering and boosting stations. The revised rule applies to sources that have been modified, constructed, or reconstructed after September 18, 2015. While we do not expect this rule to significantly impact our existing operations, future modifications or new construction may be adversely affected by the revised rule.
On November 16, 2016 the Bureau of Land Management ("BLM") issued a final rule to reduce venting and flaring of natural gas on public and Indian lands. The final rule mirrors many of the requirements found in NSPS OOOOa, with additional natural gas royalty requirements for flared volumes at sites already connected to gas capture infrastructure. While the rule is expected to have little or no direct impact on our operations, our customers that are primarily upstream wellhead operators may be impacted by the requirements in this rule.
Water Discharges. The CWA and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into regulated waters, which impacts our ability to conduct construction activities in waters and wetlands. Certain state regulations and the general permits issued under the Federal National Pollutant Discharge Elimination System program prohibit the discharge of pollutants and chemicals. In addition, the Clean Water Act and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. These permits require us to control storm water runoff from some of our facilities. Some states also maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater conditions. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations.
Oil Pollution Act. The OPA requires the preparation of an SPCC plan for facilities engaged in drilling, producing, gathering, storing, processing, refining, transferring, distributing, using, or consuming oil and oil products, and which due to their location, could reasonably be expected to discharge oil in harmful quantities into or upon the navigable waters of the United States. The owner or operator of an SPCC-regulated facility is required to prepare a written, site-specific spill prevention plan, which details how a facility's operations comply with the requirements. To be in compliance, the facility's SPCC plan must satisfy all of the applicable requirements for drainage, bulk storage tanks, tank car and truck loading and unloading, transfer operations (intrafacility piping), inspections and records, security and training. Certain of our facilities are classified as SPCC-regulated facilities. We believe that they are in substantial compliance with all applicable requirements of OPA.
Hydraulic Fracturing. Hydraulic fracturing is an important and increasingly common practice that is used to stimulate production of natural gas and/or crude oil from dense subsurface rock formations and is primarily presently regulated by state agencies. However, Congress has in the past and may in the future consider legislation to regulate hydraulic fracturing by federal agencies. Many states have already adopted laws and/or regulations that require disclosure of the chemicals used in hydraulic fracturing and are considering legal requirements that could impose more stringent permitting, disclosure and well construction requirements on oil and/or natural gas drilling activities. The EPA is also moving forward with various related regulatory actions, including approving new regulations requiring green completions of hydraulically-fractured wells and corresponding reporting requirements that went into effect in 2015. Revisions to the green completion regulations were finalized in June 2016 and include additional requirements to reduce methane and VOCs. We do not believe these new regulations will have a direct effect on our operations, but because natural gas and/or crude oil production using hydraulic fracturing is growing rapidly in the United States, if new or more stringent federal, state or local legal restrictions relating to such drilling activities or to the hydraulic fracturing process are adopted, this could result in a reduction in the supply of natural gas and/or crude oil.
Endangered Species Act. The Endangered Species Act restricts activities that may affect endangered or threatened species or their habitats. Some of our pipelines may be located in areas that are designated as habitats for endangered or threatened species.
National Environmental Policy Act. The NEPA establishes a national environmental policy and goals for the protection, maintenance and enhancement of the environment and provides a process for implementing these goals within federal agencies. Major projects having the potential to significantly impact the environment require review under NEPA. Many of our activities are covered under categorical exclusions which results in an expedited NEPA review process. Large upstream and downstream projects with significant cumulative impacts may be subject to longer NEPA review processes, which could impact the timing of those projects and our services associated with them.
Climate Change. The EPA has adopted regulations under the CAA that, among other things, establish GHG emission limits from motor vehicles as well as establish PSD construction and Title V operating permit reviews for certain large stationary sources that are potential major sources of GHG emissions. Facilities required to obtain

PSD permits for their GHG emissions also will be required to meet “best available control technology” standards that will be established by the states or, in some cases, by the EPA on a case-by-case basis.
EPA rules also require the reporting of GHG emissions from specified large GHG-emitting sources in the United States, including onshore and offshore oil and natural gas systems. We are required to report under these rules for our assets that have GHG emissions above the reporting thresholds. In October 2015, the EPA issued revisions to Subpart W of the GHG reporting rule to include reporting requirements for gathering and booster stations, onshore natural gas transmission pipelines, and completions and workovers of oil wells with hydraulic fracturing. This development will result in increased monitoring and reporting for our operations and for upstream producers for whom we provide midstream services.
The EPA continues to consider additional climate change requirements for the energy industry. On November 10, 2016, the EPA issued an Information Collection Request ("ICR") under Section 114 of the CAA to gather and evaluate source specific information from the oil and natural gas sector. The information will be used to potentially draft new regulations to reduce methane emissions from existing sources not currently covered by the NSPS under subparts OOOO and OOOOa. It is unclear what impact this Information Collection Request will have on future methane rulemakings, and changes in political administration may impact whether this information is used for any future methane rulemakings, as well as enforcement, development, and implementation of climate change requirements generally. We will continue to monitor such developments to determine if they will impact our operations.
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
Further, in December 2015, over 190 countries, including the United States, reached an agreement to reduce global GHG emissions. The agreement entered into force in November 2016, after over 70 countries, including the United States, ratified or otherwise consented to be bound by the agreement.
Legislation or regulations that may be adopted to address climate change could also affect the markets for our products by making our products more or less desirable than competing sources of energy. To the extent that our products are competing with higher GHG-emitting energy sources, our products would become more desirable in the market with more stringent limitations on GHG emissions. Conversely, to the extent that our products are competing with lower GHG-emitting energy sources such as solar and wind, our products would become less desirable in the market with more stringent limitations on GHG emissions.

Other Information
Employees. SMLP does not have any employees. All of the employees required to conduct and support its operations are employed by Summit Investments, but these individuals are sometimes referred to as its employees. The officers of our General Partner manage our operations and activities. As of December 31, 2016, Summit Investments employed 331 people who provide direct, full-time support to our operations. None of our employees are covered by collective bargaining agreements, and we have never experienced any business interruption as a result of any labor disputes.
Availability of Reports. We make certain filings with the SEC, including, among other filings, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments and exhibits to those reports, available free of charge through our website, www.summitmidstream.com, as soon as reasonably practicable after the date they are filed with, or furnished to, the SEC. The filings are also available at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549 or by calling 1-800-SEC-0330. These filings are also available through the SEC's website, www.sec.gov. Our press releases and recent investor presentations are also available on our website.

Item 1A. Risk Factors.
Item 1A. Risk Factors is divided into the following sections:
•Risks Related to our Business
•Risks Inherent in an Investment in Us
•Tax Risks

Risks Related to Our Business
Our principal business strategy is to increase the amount of cash distributions we make to our unitholders over time. We may not have sufficient cash from operations following the establishment of cash reserves and payment of fees and expenses, including cost reimbursements of expenses incurred on our behalf by our General Partner, to enable us to pay the MQD or any distribution to holders of our common units.
To pay the MQD of $0.40 per unit per quarter, or $1.60 per unit on an annualized basis, we will require available cash of $29.4 million per quarter, or $117.7 million per year (based on units outstanding, as of December 31, 2016). We may not have sufficient available cash from operating surplus each quarter to pay the MQD. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

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
In addition, the actual amount of cash we will have available for distribution will depend on other factors, some of which are beyond our control, including:

•	the level and timing of capital expenditures we make;

•	the level of our operating, maintenance and general and administrative expenses, including reimbursements of expenses incurred on our behalf by our General Partner;

•	the cost of acquisitions, if any;

•	our debt service requirements and other liabilities, including the Deferred Purchase Price Obligation;

•	fluctuations in our working capital needs;

•	our ability to borrow funds and access capital markets;

•	restrictions contained in our debt agreements;

•	the amount of cash reserves established by our General Partner;

•	not receiving anticipated shortfall payments from our customers;

•	adverse legal judgments, fines and settlements; and

•	other business risks affecting our cash levels.
We depend on certain customers for a significant portion of our revenues. The loss of, or material nonpayment or nonperformance by, or the curtailment of production by, any one or more of these customers could materially adversely affect our revenues, cash flows and ability to make cash distributions to our unitholders.
Certain of our customers may have material financial and liquidity issues or may, as a result of operational incidents or other events, be disproportionately affected as compared to larger, better-capitalized companies. Any material nonpayment or nonperformance by any of these customers could have a material adverse effect on our revenues and cash flows and our ability to make cash distributions to our unitholders. We expect our exposure to concentrated risk of nonpayment or nonperformance to continue as long as we remain substantially dependent on a relatively small number of customers for a significant portion of our revenues.
If our customers curtail or reduce production in our areas of operation, it could reduce throughput on our system and, therefore, materially adversely affect our revenues, cash flows and ability to make cash distributions to our unitholders.
We are exposed to the creditworthiness and performance of our customers, suppliers and contract counterparties and any material nonpayment or nonperformance by one or more of these parties could materially adversely affect our financial and operating results.
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
Our operations are focused on gathering, treating and processing services in five unconventional resource basins: (i) the Appalachian Basin, which includes the Utica and Point Pleasant shale formations in southeastern Ohio and the Marcellus Shale formation in northern West Virginia; (ii) the Williston Basin, which includes the Bakken and Three Forks shale formations in northwestern North Dakota; (iii) the Fort Worth Basin, which includes the Barnett Shale formation in north-central Texas; (iv) the Piceance Basin, which includes the Mesaverde formation and the Mancos and Niobrara shale formations in western Colorado and eastern Utah; and (v) the DJ Basin, which includes the which includes the Niobrara shale formation in northeastern Colorado. Due to our limited industry and geographic diversity, adverse developments in the natural gas and crude oil industries or in our existing areas of operation could have a significantly greater impact on our financial condition, results of operations and cash flows.
Significant prolonged weakness in natural gas, NGL and crude oil prices could reduce throughput on our systems and materially adversely affect our revenues and cash available to make cash distributions to our unitholders.
Current natural gas, NGL and crude oil prices have had a negative impact on exploration, development and production activity in our areas of operation. Unchanged or lower natural gas, NGL and crude oil prices could result in a further decline in the production of natural gas and crude oil, thereby resulting in reduced throughput on our gathering systems. Additionally, due to the extended period of historically low natural gas prices and decline in NGL and crude oil prices, certain of our customers in each of our areas of operations have, and others could, reduce drilling activity and capital expenditure budgets. If natural gas, NGL and/or crude oil prices remain depressed or decrease further, it could cause sustained reductions in exploration or production activity in our areas of operation and result in a further reduction in throughput on our systems, which could have a material adverse effect on our business, financial condition, results of operations and ability to make cash distributions to our unitholders.
Because of the natural decline in production from our customers' existing wells, our success depends in part on our customers replacing declining production and also on our ability to maintain levels of throughput on our systems. Any decrease in the volumes that we gather and process could materially adversely affect our business and operating results.
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
We have no control over the level of drilling activity in our areas of operation, the amount of reserves associated with wells connected to our systems or the rate at which production from a well declines. In addition, we have no control over producers or their drilling and production decisions, which are affected by, among other things:

•	the availability and cost of capital;

•	prevailing and projected hydrocarbon commodity prices;

•	demand for crude oil, natural gas and other hydrocarbon products, including NGLs;

•	levels of reserves;

•	geological considerations;

•	environmental or other governmental regulations, including the availability of drilling permits and the regulation of hydraulic fracturing; and

•	the availability of drilling rigs and other costs of production and equipment.
Fluctuations in energy prices can also greatly affect the development of new crude oil and natural gas reserves. Drilling and production activity generally decreases as commodity prices decrease. In general terms, the prices of crude oil, natural gas and other hydrocarbon products fluctuate in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control. These factors include:

•	worldwide economic and geopolitical conditions;

•	weather conditions and seasonal trends;

•	the levels of domestic production and consumer demand;

•	the availability of imported LNG;

•	the ability to export LNG;

•	the availability of transportation and storage systems with adequate capacity;

•	the volatility and uncertainty of regional pricing differentials and premiums;

•	the price and availability of alternative fuels;

•	the effect of energy conservation measures;

•	the nature and extent of governmental regulation and taxation; and

•	the anticipated future prices of crude oil, natural gas and other hydrocarbon products, including NGLs.
Because of these factors, even if new crude oil or natural gas reserves are known to exist in areas served by our assets, producers may choose not to develop those reserves. If reductions in drilling activity result in our inability to maintain the current levels of throughput on our systems, those reductions could reduce our revenues and cash flows and materially adversely affect our ability to make cash distributions to our unitholders.
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
Many of our costs are fixed and do not vary with our throughput. These costs will not decline ratably or at all should we experience a reduction in throughput, which could result in a decline in our revenues and cash flows and materially adversely affect our ability to make cash distributions to our unitholders.
If our customers do not increase the volumes they provide to our gathering systems, our growth strategy and ability to increase cash distributions to our unitholders may be materially adversely affected.
If we are unsuccessful in attracting new customers and/or new gathering opportunities with existing customers, our ability to increase cash distributions to our unitholders will be impaired. Our customers are not obligated to provide additional volumes to our gathering systems, and they may determine in the future that drilling activities in areas outside of our current areas of operation are strategically more attractive to them. Reductions by our customers in our areas of mutual interest could result in reductions in throughput on our systems and materially adversely impact our ability to grow our operations and increase cash distributions to our unitholders.
Certain of our gathering and processing agreements contain provisions that can reduce the cash flow stability that the agreements were designed to achieve.
We designed those gathering and processing agreements that contain MVC provisions to generate stable cash flows for us over the life of the MVC contract term while also minimizing our direct commodity price risk. Under certain of these MVCs, our customers agree to ship a minimum volume on our gathering systems or send a minimum volume to our processing plants or, in some cases, to pay a minimum monetary amount, over certain periods during the term of the MVC. In addition, our gathering and processing agreements may also include an aggregate MVC, which represents the total amount that the customer must flow on our gathering system or send to our processing plants (or an equivalent monetary amount) over the MVC term. If such customer's actual throughput volumes are less than its MVC for the contracted measurement period, it must make a shortfall payment to us at the end of the applicable measurement period. The amount of the shortfall payment is based on the difference between the actual throughput volume shipped or processed for the applicable period and the MVC for the applicable period, multiplied by the applicable fee. To the extent that a customer's actual throughput volumes are above or below its MVC for the applicable contracted measurement period, certain of our gathering agreements contain provisions that allow the customer to use the excess volumes or the shortfall payment to credit against future excess volumes or future shortfall payments, which could have a material adverse effect on our results of operations, financial condition and cash flows and our ability to make cash distributions to our unitholders.
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
Accordingly, we may not have accurate estimates of total reserves dedicated to our systems or the anticipated life of such reserves. If the total reserves or estimated life of the reserves connected to our gathering systems are less than we anticipate and we are unable to secure additional volumes, it could have a material adverse effect on our business, results of operations, financial condition and our ability to make cash distributions to our unitholders.
Our industry is highly competitive, and increased competitive pressure could materially adversely affect our business and operating results.
We compete with other midstream companies in our areas of operations, some of which are large companies that have greater financial, managerial and other resources than we do. In addition, some of our competitors may have assets in closer proximity to natural gas and crude oil supplies and may have available idle capacity in existing assets that would not require new capital investments for use. Our competitors may expand or construct gathering systems that would create additional competition for the services we provide to our customers. Because our customers do not have leases that cover the entirety of our areas of mutual interest, non-customer producers that lease acreage within any of our areas of mutual interest may choose to use one of our competitors for their gathering and/or processing service needs.
In addition, our customers may develop their own gathering systems outside of our areas of mutual interest. Our ability to renew or replace existing contracts with our customers at rates sufficient to maintain current revenues and cash flows could be materially adversely affected by the activities of our competitors and our customers. All of these competitive pressures could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.
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
If third-party pipelines or other midstream facilities interconnected to our gathering systems become partially or fully unavailable, our revenues and cash flows and our ability to make cash distributions to our unitholders could be materially adversely affected.
Our gathering systems connect to third-party pipelines and other midstream facilities, such as processing plants, rail terminals and produced water disposal facilities. The continuing operation of such third-party pipelines and other midstream facilities is not within our control. These pipelines and other midstream facilities may become unavailable due to issues including, but not limited to, testing, turnarounds, line repair, reduced operating pressure, lack of operating capacity, regulatory requirements, curtailments of receipt or deliveries due to insufficient capacity or because of damage from other hazards. In addition, we do not have interconnect agreements with all of these pipelines and other facilities and the agreements we do have may be terminated in certain circumstances and/or on short notice. If any of these pipelines or other midstream facilities become unavailable for any reason, or, if these third parties are otherwise unwilling to receive or transport the natural gas, crude oil and produced water that we gather and/or process, our revenues, cash flows and ability to make cash distributions to our unitholders could be materially adversely affected.
We have a relatively limited ownership history with respect to certain of our assets. There could be unknown events or conditions or increased maintenance or repair expenses and downtime associated with our pipelines that could have a material adverse effect on our business and operating results.
We have a relatively limited history of operating certain of our assets. There may be historical occurrences or latent issues regarding certain of our pipeline systems of which we may be unaware and that may have a material adverse effect on our business and results of operations. Any significant increase in maintenance and repair expenditures or loss of revenue due to the condition of our pipeline systems could materially adversely affect our business and results of operations and our ability to make cash distributions to our unitholders.

Crude oil and natural gas production and gathering may be adversely affected by weather conditions and terrain, which in turn could negatively impact the operations of our gathering, treating and processing facilities and our construction of additional facilities.
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
We also may be required to incur additional costs and expenses in connection with the design and installation of our facilities due to their location and surrounding terrain. We may be required to install additional facilities, incur additional capital and operating expenditures, or experience interruptions in or impairments of our operations to the extent that the facilities are not designed or installed correctly. For example, certain of our pipeline facilities are located in mountainous areas such as our Utica Shale and Marcellus Shale operations, which may require specially designed facilities and special installation considerations. If such facilities are not designed or installed correctly, do not perform as intended, or fail, we may be required to incur significant capital expenditures to correct or repair the deficiencies, or may incur significant damages to or loss of facilities, and our operations may be interrupted as a result of deficiencies or failures. In addition, such deficiencies may cause damage to the surrounding environment, including slope failures, stream impacts and other natural resource damages, and we may as a result also be subject to increased operating expenses or environmental penalties and fines.
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
Our operations depend upon the infrastructure that we have developed and constructed. Any significant interruption at any of our gathering, treating or processing facilities, or in our ability to provide gathering, treating or processing services, could adversely affect our operations and cash flows available for distribution to our unitholders. Operations at our facilities could be partially or completely shut down, temporarily or permanently, as the result of circumstances not within our control, such as:

•	severe weather;

•	unscheduled turnarounds or catastrophic events at our physical plants or pipeline facilities;

•	restrictions imposed by governmental authorities or court proceedings;

•	labor difficulties that result in a work stoppage or slowdown;

•	a disruption in the supply of resources necessary to operate our midstream facilities;

•	damage to our facilities resulting from production volumes that do not comply with applicable specifications; and

•	inadequate transportation and/or market access to support production volumes, including lack of pipeline, rail terminals, produced water disposal facilities and/or third-party processing capacity.
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
These risks may also result in curtailment or suspension of our operations. A natural disaster or any event such as those described above affecting the areas in which we and our customers operate could have a material adverse effect on our operations. Accidents or other operating risks could further result in loss of service available to our customers. Such circumstances, including those arising from maintenance and repair activities, could result in service interruptions on portions or all of our gathering systems. Potential customer impacts arising from service interruptions on segments of our gathering systems could include limitations on our ability to satisfy customer requirements, obligations to temporarily waive minimum volume commitments during times of constrained capacity and solicitation of existing customers by others for potential new projects that would compete directly with our existing services. Such circumstances could materially adversely impact our ability to meet contractual obligations and retain customers, with a resulting negative impact on our business and results of operations and our ability to make cash distributions to our unitholders.
Our insurance coverage is provided by policies that cover all of our assets and those of Summit Investments and its non-SMLP subsidiaries. Therefore, it is possible that an incident, or incidents, at those subsidiaries could exhaust claim capacity and leave SMLP and its subsidiaries exposed to risk of loss should they experience a loss during the same policy cycle. In addition, although we have a range of insurance programs providing varying levels of protection for public liability, damage to property, loss of income and certain environmental hazards, we may not be insured against all causes of loss, claims or damage that may occur. If a significant incident or event occurs for which we are not fully insured, it could materially adversely affect our operations and financial condition. Furthermore, we may not be able to maintain or obtain insurance of the type and amount we desire at reasonable rates and/or claims by Summit Investments or its non-SMLP subsidiaries may increase rates on all of the insured-asset group, including those owned by SMLP and its subsidiaries. As a result of industry or market conditions, some of which are beyond our control, premiums and deductibles for certain of our insurance policies may substantially increase. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. Additionally, with regard to the assets we have acquired, we have limited indemnification rights to recover from the seller of the assets in the event of any potential environmental liabilities.
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
If we are unable to make accretive acquisitions from third parties, whether because we are (i) unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts; (ii) unable to obtain financing for these acquisitions on economically acceptable terms; (iii) outbid by competitors; or (iv) unable to obtain necessary governmental or third-party consents or for any other reason, then our future growth and ability to increase cash distributions on a per-unit basis will be limited. If we are unable to acquire assets from third parties in the near or long term it may adversely affect our ability to grow our business. Even if we do make acquisitions that we believe will be accretive, these acquisitions may nevertheless result in a decrease in the cash generated from operations. Any acquisition involves potential risks, including, among other things:

•	mistaken assumptions about volumes, revenues and costs, including synergies and potential growth;

•	an inability to secure adequate customer commitments to use the acquired systems or facilities;

•	the risk that natural gas or crude oil reserves expected to support the acquired assets may not be of the anticipated magnitude or may not be developed as anticipated or at all;

•	an inability to successfully integrate the assets or businesses we acquire;

•	coordinating geographically disparate organizations, systems and facilities;

•	the assumption of unknown liabilities for which we are not indemnified or for which our indemnity is inadequate;

•	mistaken assumptions about the overall costs of debt or equity capital;

•	the diversion of management's and employees' attention from other business concerns;

•	unforeseen difficulties operating in new geographic areas and business lines;

•	customer or key employee losses at the acquired businesses;

•	higher-than-anticipated production declines; and

•	improperly constructed facilities.
If we consummate any future acquisitions, our capitalization, results of operations and future growth may change significantly and our unitholders will not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in deciding to engage in these future acquisitions, which may reduce, rather than increase, our cash generated from operations.
Substantially all of the assets owned by Summit Investments have been contributed to the Partnership in connection with our drop down transactions and, as a result, our growth strategy has become more dependent on making acquisitions from third parties. This shift from a growth strategy focused, primarily, on acquisitions from Summit Investments, to one focused, primarily, on third-party acquisitions could materially adversely affect our ability to grow our operations and increase our cash distributions to our unitholders.
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
Integration of future gathering system acquisitions could be a complex, time-consuming and costly process, particularly if the acquired assets significantly increase our size and/or (i) diversify the geographic areas in which we operate or (ii) the service offerings that we provide.
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
To expand our asset base, whether through acquisitions or organic growth, we will need to make expansion capital expenditures. We also frequently consider and enter into discussions with third parties regarding potential acquisitions. In addition, the terms of certain of our gathering and processing agreements also require us to spend significant amounts of capital, over a short period of time, to construct and develop additional midstream assets to support our customers' development projects. Depending on our customers' future development plans, it is possible that the capital we would be required to spend to construct and develop such assets could exceed our ability to finance those expenditures using our cash reserves or available capacity under our Revolving Credit Facility.
We plan to use cash from operations, incur borrowings and/or sell additional common units or other securities to fund our future expansion capital expenditures. Using cash from operations to fund expansion capital expenditures will directly reduce our cash available for distribution to unitholders. Our ability to obtain financing or to access the capital markets for future debt or equity offerings may be limited by (i) our financial condition at the time of any such financing or offering, (ii) covenants in our debt agreements, (iii) general economic conditions and contingencies, (iv) the impact of any secondary offering of common units by Summit Investments or the Sponsor and (v) uncertainties that are beyond our control. Furthermore, we do not have a contractual commitment from our Sponsor or Summit Investments to provide any direct or indirect financial assistance to us. As such, if we are unable to raise expansion capital, we may lose the opportunity to make acquisitions or to gather, treat and process new production volumes from our customers with whom we have agreed to construct and develop midstream assets in the future. Even if we are successful in obtaining funds for expansion capital expenditures through equity or debt financings, the terms thereof could limit our ability to pay distributions to our common unitholders. In addition, incurring additional debt may significantly increase our interest expense and financial leverage, and issuing additional units representing limited partner interests may result in significant common unitholder dilution and increase the aggregate amount of cash required to maintain the then-current distribution rate, which could materially decrease our ability to pay distributions at the then-current distribution rate.
Because our common units are yield-oriented securities, increases in interest rates could materially adversely impact our unit price, our ability to issue equity or incur debt for acquisitions or other purposes and our ability to make cash distributions to our unitholders.
Interest rates are generally near historic lows and may increase in the future. As a result, interest rates on our future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase. As with other yield-oriented securities, our unit price is impacted by the level of our cash distributions and implied distribution yield. The distribution yield is often used by investors to compare and rank yield-oriented securities for investment decision-making purposes. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our common units, and a rising interest rate environment could have a material adverse impact on our unit price, our ability to issue equity or incur debt for acquisitions or other purposes and our ability to make cash distributions at our intended levels.
Debt we incur in the future may limit our flexibility to obtain financing and to pursue other business opportunities.
At December 31, 2016, we had $1.25 billion of indebtedness outstanding and the unused portion of our $1.25 billion Revolving Credit Facility totaled $602.0 million. Our future level of debt could have significant consequences, including among other things:

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
Restrictions in our Revolving Credit Facility and Senior Notes indentures could materially adversely affect our business, financial condition, results of operations, ability to make cash distributions to unitholders and value of our common units.
We are dependent upon the earnings and cash flows generated by our operations to meet our debt service obligations and to make cash distributions to our unitholders. The operating and financial restrictions and covenants in our Revolving Credit Facility, our Senior Notes indentures and any future financing agreements could restrict our ability to finance future operations or capital needs or to expand or pursue our business activities, which may, in turn, limit our ability to make cash distributions to our unitholders. For example, our Revolving Credit Facility and indentures restrict our ability to, among other things:

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
Our Revolving Credit Facility and Senior Notes indentures also contain covenants requiring us to maintain certain financial ratios and meet certain tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot guarantee that we will meet those ratios and tests.
The provisions of our Revolving Credit Facility and Senior Notes indentures may affect our ability to obtain future financing and pursue attractive business opportunities as well as affect our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of Revolving Credit Facility or Senior Notes indentures could result in a default or an event of default that could enable our lenders or senior noteholders to declare the outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If we were unable to repay the accelerated amounts, the lenders under our Revolving Credit Facility could proceed against the collateral granted to them to secure such debt. If the payment of our debt is accelerated, our assets may be insufficient to repay such debt in full, and our unitholders could experience a partial or total loss of their investment. The Revolving Credit Facility also has cross default provisions that apply to any other indebtedness we may have and the indentures have cross default provisions that apply to certain other indebtedness.
A portion of our revenues are directly exposed to changes in crude oil, natural gas and NGL prices, and our exposure may increase in the future.
During the year ended December 31, 2016, we derived 9% of our revenues from (i) the sale of processed natural gas and NGLs pursuant to our percent-of-proceeds contracts with certain of our customers on the Bison Midstream and Grand River systems, (ii) the sale of physical natural gas that we retain from certain of our DFW Midstream customers to offset a portion of our power expense associated with our electric-drive compression and (iii) the sale of condensate volumes that we retain at Grand River. Consequently, our existing operations and cash flows have limited direct exposure to commodity price risk. Although we will seek to limit our commodity price exposure with new customers in the future, our efforts to obtain fee-based contractual terms may not be successful or the local market for our services may not support fee-based gathering and processing agreements. For example, we have percent-of-proceeds contracts with certain natural gas producer customers and we may, in the future, enter into additional percent-of-proceeds contracts with these customers or other customers or enter into keep-whole arrangements, which would increase our exposure to commodity price risk, as the revenues generated from those contracts directly correlate with the fluctuating price of the underlying commodities.
Furthermore, we may acquire or develop additional midstream assets in the future that have a greater exposure to fluctuations in commodity price risk than our current operations. Future exposure to the volatility of natural gas and crude oil prices could have a material adverse effect on our business, results of operations and financial condition. For example, for a small portion of the natural gas gathered on our systems, we purchase natural gas from producers prior to delivering the natural gas to pipelines where we typically resell the natural gas under arrangements including sales at index prices. Generally, the gross margins we realize under these arrangements decrease in periods of low natural gas prices. If we expand the implementation of such natural gas purchase and sale arrangements within our business, such fluctuations could materially affect our business.
A change in laws and regulations applicable to our assets or services, or the interpretation or implementation of existing laws and regulations may cause our revenues to decline or our operation and maintenance expenses to increase.
Various aspects of our operations are subject to regulation by the various federal, state and local departments and agencies that have jurisdiction over participants in the energy industry. The regulation of our activities and the natural gas and crude oil industries frequently change as they are reviewed by legislators and regulators. In 2014, the North Dakota Industrial Commission began to oversee the integrity and location of underground gathering pipelines that are not monitored by other state or federal agencies and recently adopted additional rule changes that result in additional construction and monitoring requirements for all pipelines, including, but not limited to, those that transport produced water, and has recently adopted reclamation bonding requirements for certain underground gathering pipelines. In 2015, the DOT, through PHMSA, proposed changes to its pipeline safety regulations that would extend pipeline safety regulation to previously unregulated gathering systems and increase safety requirements for other pipelines as well. Penalties for violating federal safety standards have recently increased. In addition, the adoption of proposals for more stringent legislation, regulation or taxation of drilling activity could directly curtail such activity or increase the cost of drilling, resulting in reduced levels of drilling activity and therefore reduced demand for our services. Regulatory agencies establish and, from time to time, change priorities, which may result in additional burdens on us, such as additional reporting requirements and more frequent audits of operations. Our operations and the markets in which we participate are affected by these laws, regulations and interpretations and may be affected by changes to them or their implementation, which may cause us to realize materially lower revenues or incur materially increased operation and maintenance costs or both.
Increased regulation of hydraulic fracturing could result in reductions or delays in customer production, which could materially adversely impact our revenues.
Hydraulic fracturing is an important and increasingly common practice that is used to stimulate production of natural gas and/or crude oil from dense subsurface rock formations, and is primarily regulated by state agencies. However, Congress has in the past, and may in the future consider legislation to regulate hydraulic fracturing by federal agencies. Many states have already adopted laws and/or regulations that require disclosure of the chemicals used in hydraulic fracturing, and are considering legal requirements that could impose more stringent permitting, disclosure and well construction requirements on crude oil and/or natural gas drilling activities. EPA regulations require, among other matters, green completions of hydraulically-fractured wells. The requirement to conduct green completions, and the corresponding notification and reporting requirements, went into effect in 2015. Revisions to the green completion regulations were finalized in June 2016 and include additional requirements to reduce methane and VOCs. If new or more stringent federal, state or local legal restrictions relating to such drilling activities or to the hydraulic fracturing process are adopted, this could result in a reduction in the supply of natural gas and/or crude oil, which could adversely affect our results of operations and financial condition.
We are subject to FERC jurisdiction, federal anti-market manipulation laws and regulations, potentially other federal regulatory requirements and state and local regulation, and could be materially affected by changes in such laws and regulations, or in the way they are interpreted and enforced.
We believe that our natural gas pipeline facilities qualify as gathering facilities that are exempt from the jurisdiction of FERC under the NGA and the NGPA. Interstate movements of crude oil on Polar Midstream’s Little Muddy

Pipeline in North Dakota are subject to FERC jurisdiction under the ICA. We are also generally subject to the anti-market manipulation provisions in the NGA, as amended by the Energy Policy Act of 2005, and to FERC's regulations thereunder, which authorize FERC to impose fines of up to $1,000,000 per day per violation of the NGA or its implementing regulations. In addition, the FTC holds statutory authority under the Energy Independence and Security Act of 2007 to prevent market manipulation in oil markets, and has adopted broad rules and regulations prohibiting fraud and market manipulation. The FTC is also authorized to seek fines of up to $1,000,000 per violation. The CFTC is directed under the CEA, to prevent price manipulation in the commodity, futures and swaps markets, including the energy markets. Pursuant to the Dodd-Frank Act, and other authority, the CFTC has adopted additional anti-market manipulation regulations that prohibit fraud and price manipulation in the commodity, futures and swaps markets. The CFTC also has statutory authority to seek civil penalties of up to the greater of $1,000,000 per violation or triple the monetary gain to the violator for each violation of the anti-market manipulation provisions of the CEA.
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
We are subject to state and local regulation regarding the construction and operation of our gathering, treating and processing systems, as well as state ratable take statutes and regulations. Regulation of the construction and operation of our facilities may affect our ability to expand our facilities or build new facilities and such regulation may cause us to incur additional operating costs or limit the quantities of natural gas and crude oil we may gather, treat and process. Ratable take statutes and regulations generally require gatherers to take natural gas and crude oil production that may be tendered for gathering without undue discrimination. These requirements restrict our right to decide whose production we gather, treat and process. Many states have adopted complaint-based regulation of gathering, treating and processing activities, which allows producers and shippers to file complaints with state regulators in an effort to resolve access issues, rate grievances and other matters. Other state and municipal regulations do not directly apply to our business, but may nonetheless affect the availability of natural gas and crude oil for gathering, treating and processing, including state regulation of production rates, maximum daily production allowable from wells, and other activities related to drilling and operating wells. While our facilities currently are subject to limited state and local regulation, there is a risk that state or local laws will be changed or reinterpreted, which may materially affect our operations, operating costs and revenues.
We are subject to stringent environmental laws and regulations that may expose us to significant costs and liabilities.
Our gathering, treating and processing operations are subject to stringent and complex federal, state and local environmental laws and regulations, including laws and regulations regarding the discharge of materials into the environment or otherwise relating to environmental protection, including, for example, the CAA, CERCLA, the CWA, the OPA, the RCRA, the Endangered Species Act and the Toxic Substances Control Act.
These laws and regulations may impose numerous obligations that are applicable to our operations, including the acquisition of permits to conduct regulated activities, the incurrence of capital or operating expenditures to limit or prevent releases of materials from our pipelines and facilities, and the imposition of substantial liabilities and remedial obligations for pollution resulting from our operations or at locations currently or previously owned or operated by us. For additional information on specific laws and regulations, see the "Environmental Matters—Air Emissions" section of Item 1. Business. Numerous governmental authorities, such as the EPA and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, oftentimes requiring difficult and costly corrective actions or costly pollution control measures. Failure to comply with these laws, regulations and requisite permits may result in the assessment of significant administrative, civil and criminal penalties, the imposition of remedial obligations and the issuance of injunctions limiting or preventing some or all of our operations. In addition, we may experience a delay in obtaining or be unable to obtain required permits or regulatory authorizations, which may cause us to lose potential and current customers, interrupt our operations and limit our growth and revenue.

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
For additional information on PHMSA regulations relating to pipeline safety, see the "Regulation of the Natural Gas and Crude Oil Industries—Safety and Maintenance" section of Item 1. Business.
PHMSA has also issued an Advisory Bulletin which, among other things, advises pipeline operators that if they are relying on design, construction, inspection, testing or other data to determine the pressures at which their pipelines should operate, the records of that data must be traceable, verifiable and complete. Locating such records and, in the absence of any such records, verifying maximum pressures through physical testing or modifying or replacing facilities to meet the demands of such pressures, could significantly increase our costs. Additionally, failure to locate such records or verify maximum pressures could result in reductions of allowable operating pressures, which would reduce available capacity of our pipelines. While we believe that we are in compliance with existing safety laws and regulations, increased penalties for safety violations and potential regulatory changes could have a material adverse effect on our operations, operating and maintenance expenses and revenues.
Climate change legislation, regulatory initiatives and litigation could result in increased operating costs and reduced demand for the services we provide.
In recent years, the U.S. Congress has considered legislation to restrict or regulate emissions of GHGs, such as carbon dioxide and methane that may be contributing to global warming. It presently appears unlikely that comprehensive climate legislation will be passed by either house of Congress in the near future, although energy legislation and other initiatives are expected to be proposed that may be relevant to GHG emissions issues. For example, the final revisions to the NSPS found in 40 CFR 60 subpart OOOO (now OOOOa) which now include GHG emission reduction requirements.

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
Independent of Congress, the EPA has begun to adopt regulations under its existing CAA authority. In 2009, the EPA published its findings that emissions of GHGs present an endangerment to public health and the environment because emissions of such gases are contributing to warming of the earth's atmosphere and other climatic changes. Based on these findings, the EPA adopted regulations that, among other things, establish PSD construction and Title V operating permit reviews for certain large stationary sources of GHG emissions. For additional information on EPA regulations adopted under the CAA, see the "Environmental Matters—Climate Change" section of Item 1. Business. Further, in December 2015, over 190 countries, including the United States, reached an agreement to reduce global GHG emissions. The agreement entered into force in November 2016 after over 70 countries, including the United States, ratified or otherwise consented to be bound by the agreement. If and to the extent the United States implements this agreement, it could have a material adverse effect on our business and that of our customers.
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
Congress adopted comprehensive financial reform legislation under the Dodd-Frank Act that establishes federal oversight and regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market. This legislation requires the CFTC and the SEC and other regulatory authorities to promulgate certain rules and regulations, including rules and regulations relating to the regulation of certain swaps market participants, such as swap dealers, the clearing of certain swaps through central counterparties, the execution of certain swaps on designated contract markets or swap execution facilities, mandatory margin requirements for uncleared swaps, and the reporting and recordkeeping of swaps. While most of the regulations have been promulgated and are already in effect, the rulemaking and implementation process is still ongoing. Moreover, CFTC continues to refine its initial rulemakings under the Dodd-Frank Act. As a result, we cannot yet predict the ultimate effect of the rules and regulations on our business and while most of the regulations have been adopted, any new regulations or modifications to existing regulations could increase the cost of derivative contracts, limit the availability of derivatives to protect against risks that we encounter, reduce our ability to monetize or restructure our existing derivative contracts and increase our exposure to less creditworthy counterparties.
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
We currently enter into forward contracts with third parties to buy power and sell natural gas in an attempt to mitigate our exposure to fluctuations in the price of natural gas with respect to those volumes. The CFTC has finalized an interpretation clarifying whether certain forwards with volumetric optionality are regulated as forwards or qualify as options on commodities and therefore swaps. This interpretation may have an impact on our ability to enter into certain forwards or may impose additional requirements with respect to certain transactions.
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
Civil protests and resulting regulatory uncertainty may prevent or delay construction and the realization of revenues associated with pipeline projects.
Civil protests regarding environmental and social issues, including construction of infrastructure associated with fossil fuels, may prevent or delay the construction of such infrastructure and realization of associated revenues. For example, we have planned to construct and made certain capital investments in a crude oil pipeline that is planned to connect to Energy Transfer Partners' Dakota Access pipeline project ("DAPL"), being developed by Dakota Access, LLC. Delays associated with construction of DAPL have delayed the construction of our pipeline, and may adversely affect our business as it relates to anticipated revenues associated with transportation of crude oil from our pipeline systems to DAPL. Delays associated with the construction of DAPL include civil protests by individuals affiliated with, or sympathetic to, the Standing Rock Sioux Native American tribe and associated legal proceedings and uncertainty surrounding the status of Dakota Access, LLC's U.S. Army Corp. of Engineers (the "USACE") permits and easements required for crossings of the Missouri River in North Dakota. In December 2016, the USACE rejected Dakota Access, LLC's request for an easement crossing land owned by the USACE adjacent to Lake Oahe. The USACE announced in January 2017 that it would prepare an environmental impact statement to evaluate the easement request. These actions are currently under review by the Trump Administration. However, the development of an environmental impact statement could delay or ultimately prevent approval of the easement, which could further delay construction of DAPL.
Additional protests or legal actions may arise in connection with DAPL or other projects that could delay construction of our gathering pipelines that connect to those projects and, in turn, receipt of revenues associated with our projects.
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

•
Summit Investments is not limited in its ability to compete with us and in the future may offer business opportunities or sell midstream assets to third parties without first offering us the right to bid for them.

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

•
Our General Partner determines the amount and timing of any capital expenditures and whether a capital expenditure is classified as a maintenance capital expenditure, which reduces operating surplus, or an expansion capital expenditure, which does not reduce operating surplus. This determination can affect the amount of cash that is distributed to our unitholders and to our General Partner.

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

•
Our General Partner may elect to cause us to issue common units to it in connection with a resetting of the target distribution levels related to our General Partner's IDRs without the approval of the Conflicts Committee or our unitholders. This election may result in lower distributions to our other unitholders in certain situations.

Our general partner interest or the control of our General Partner may be transferred to a third party without unitholder consent.
If Energy Capital Partners, the private equity firm that controls Summit Investments, consummates a transaction involving a sale or other disposition of its interests in Summit Investments, the transaction would result in a change of control of SMLP because Summit Investments indirectly owns and controls our General Partner. In addition, our General Partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of the unitholders. Furthermore, our Partnership Agreement does not restrict the ability of Summit Investments to transfer all or a portion of its ownership interest in our General

Partner to a third party. The owner of Summit Investments, or new members of our General Partner, as applicable, would then be in a position to replace the Board of Directors and officers of our General Partner with their own designees and thereby exert significant control over the decisions made by the Board of Directors and officers. This effectively permits a change of control without the vote or consent of the unitholders.
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
Our Sponsor has significantly greater resources than us and has experience making investments in midstream energy businesses. Although it controls Summit Investments, our Sponsor may compete with us for investment opportunities and may own interests in entities that compete with us. Our Sponsor is not prohibited from owning assets or engaging in businesses that compete directly or indirectly with us. In addition, our Sponsor and Summit Investments may acquire, construct or dispose of additional midstream or other assets and may be presented with new business opportunities, without any obligation to offer us the opportunity to purchase or construct such assets or to engage in such business opportunities.
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
The amount of cash we have available for distribution to holders of our common units depends primarily on our cash flows rather than on our profitability, which may prevent us from making distributions, even during periods in which we record net income.
The amount of cash we have available for distribution depends primarily upon our cash flows and not solely on profitability, which will be affected by non-cash items. As a result, we may make cash distributions during periods when we report net losses for GAAP purposes and may not make cash distributions during periods when we report net income for GAAP purposes.
The market price of our common units may fluctuate significantly and, due to limited daily trading volumes, an investor could lose all or part of its investment in us.
Of the 72,111,121 common units outstanding at December 31, 2016, Summit Investments beneficially owned 29,854,581 common units. In connection with the Purchase Program, a subsidiary of Energy Capital Partners had acquired 5,915,827 common units as of December 31, 2016. An investor may not be able to resell its common units at or above its acquisition price. Additionally, limited liquidity may result in wide bid-ask spreads, contribute to significant fluctuations in the market price of the common units and limit the number of investors who are able to buy the common units.
The market price of our common units may decline and be influenced by many factors, some of which are beyond our control, including among others:

•	our quarterly distributions;

•	our quarterly or annual earnings or those of other companies in our industry;

•	the loss of a large customer;

•	announcements by our customers or others regarding our customers or changes in our customers’ credit ratings, liquidity position, leverage profile and/or other financial or credit-related metrics;

•	announcements by our competitors of significant contracts or acquisitions;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	general economic and geopolitical conditions;

•	the failure of securities analysts to cover our common units or changes in financial estimates by analysts;

•	future sales of our common units, including those held by Summit Investments and its subsidiaries and Energy Capital Partners; and

•	other factors described in these Risk Factors.
Our Sponsor has rights to require underwritten offerings that could limit our ability to raise capital in the public equity market.
Our Sponsor and any other unitholders that have registration rights may require us to conduct underwritten offerings of our common units. If we want to access the capital markets (debt and equity), those unitholders’ ability to sell a portion of their common units could satisfy investors’ demand for our common units, reduce the market price for our common units, or interfere with our financing plans, and thereby could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.
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
Our Partnership Agreement contains provisions that eliminate fiduciary duties to which our General Partner would otherwise be held by state fiduciary duty law and replaces those duties with several different contractual standards. For example, our Partnership Agreement permits our General Partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our General Partner or otherwise, free of any duties to us and our unitholders, other than the implied contractual covenant of good faith and fair dealing. This entitles our General Partner to consider only the interests and factors that it desires and relieves it of any duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or our limited partners. Examples of decisions that our General Partner may make in its individual capacity include, among others:

•	how to allocate corporate opportunities among us and its affiliates;

•	whether to exercise its limited call right;

•	whether to seek approval of the resolution of a conflict of interest by the Conflicts Committee;

•	how to exercise its voting rights with respect to the units it owns;

•	whether to exercise its registration rights;

•	whether to elect to reset target distribution levels;

•	whether to transfer the IDRs or any units it owns to a third party; and

•	whether or not to consent to any merger or consolidation of the partnership or amendment to the Partnership Agreement.
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

i.	approved by the Conflicts Committee, although our General Partner is not obligated to seek such approval;

ii.	approved by the vote of a majority of the outstanding common units, excluding any common units owned by our General Partner and its affiliates;

iii.	on terms no less favorable to us than those generally being provided to or available from unrelated third parties; or

iv.	fair and reasonable to us, taking into account the totality of the relationships among the parties involved, including other transactions that may be particularly favorable or advantageous to us.
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
In addition, because we intend to distribute all of our available cash, we may not grow as quickly as businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per-unit distribution level. There are no limitations in our Partnership Agreement, our Revolving Credit Facility or Senior Notes indentures on our ability to issue additional units, including units ranking senior to the common units. The incurrence of additional commercial borrowings or other debt to finance our growth strategy would result in increased interest expense, which, in turn, may impact the available cash that we have to distribute to our unitholders.
While our Partnership Agreement requires us to distribute all of our available cash, our Partnership Agreement, including provisions requiring us to make cash distributions contained therein, may be amended.
While our Partnership Agreement requires us to distribute all of our available cash, our Partnership Agreement, including provisions requiring us to make cash distributions contained therein, may be amended. Our Partnership Agreement can be amended with the consent of our General Partner and the approval of a majority of the outstanding common units (including common units held by affiliates of our General Partner). As of December 31, 2016, Summit Investments beneficially owned 29,854,581 common units out of 72,111,121 outstanding common units. Additionally, in connection with the Purchase Program, a subsidiary of Energy Capital Partners had acquired 5,915,827 common units as of December 31, 2016.
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
Our General Partner may elect to cause us to issue common units to it in connection with a resetting of the MQD and the target distribution levels related to our General Partner's IDRs without the approval of the Conflicts Committee or our unitholders. This election may result in lower distributions to our unitholders in certain situations.
Our General Partner has the right, at any time when it has received incentive distributions at the highest level to which it is entitled (48%) for each of the prior four consecutive fiscal quarters (and the amount of each such distribution did not exceed adjusted operating surplus for such quarter), to reset the initial target distribution levels at higher levels based on our cash distribution at the time of the exercise of the reset election. Following a reset election by our General Partner, the MQD will be reset to an amount equal to the average cash distribution per unit for the two fiscal quarters immediately preceding the reset election (such amount is referred to as the reset MQD), and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the reset MQD.
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
The vote of the holders of at least 66 2/3% of all outstanding limited partner units voting together as a single class is required to remove our General Partner. As of December 31, 2016, Summit Investments beneficially owned 29,854,581 common units out of 72,111,121 outstanding common units, representing a voting block sufficient to prevent the other limited partners from removing our General Partner.
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
Our Partnership Agreement does not limit the number of additional limited partner interests, including limited partner interests that rank senior to the common units that we may issue at any time without the approval of our unitholders. The issuance by us of additional common units or other equity securities of equal or senior rank will have the following effects:

•	decreasing our existing unitholders' proportionate ownership interest in us and

•
because the amount payable to holders of IDRs is based on a percentage of the total cash available for distribution, the distributions to holders of IDRs will increase even if the per-unit distribution on common units remains the same.

In addition, the issuance by us of additional common units or other equity securities of equal or senior rank may have the following effects:

•	decreasing the amount of cash available for distribution on each unit;

•	increasing the ratio of taxable income to distributions;

•	diminishing the relative voting strength of each previously outstanding unit; and

•	causing the market price of the common units to decline.
Summit Investments or our Sponsor may sell units in the public or private markets, and such sales could have an adverse impact on the trading price of the common units.
As of December 31, 2016, Summit Investments beneficially owned 29,854,581 common units out of 72,111,121 outstanding common units. Additionally, in connection with the Purchase Program, a subsidiary of Energy Capital Partners had acquired 5,915,827 common units as of December 31, 2016. The sale of any of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.
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
As of December 31, 2016, Summit Investments beneficially owned 29,854,581 common units out of 72,111,121 outstanding common units. Additionally, in connection with the Purchase Program, a subsidiary of Energy Capital Partners had acquired 5,915,827 common units as of December 31, 2016. As such, our General Partner and its affiliates controlled a total of 35,770,408 common units, or 49.6% of our common units outstanding as of December 31, 2016.
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
A General Partner of a partnership generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made without recourse to the General Partner. Our partnership is organized under Delaware law, and we conduct business in a number of other states. The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some of the other states in which we do business. An investor could be liable for any and all of our obligations as if it was a General Partner if a court or government agency were to determine that:

•	we were conducting business in a state but had not complied with that particular state's partnership statute or

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

Tax Risks
Our tax treatment depends on our status as a partnership for federal income tax purposes. If the IRS were to treat us as a corporation for federal income tax purposes, which would subject us to entity-level taxation, then our cash available for distribution to our unitholders would be substantially reduced.
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
If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%, and would likely pay state and local income tax at varying rates. Distributions would generally be taxed again as corporate dividends (to the extent of our current and accumulated earnings and profits), and no income, gains, losses, deductions, or credits would flow through to unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution would be substantially reduced. Therefore, if we were treated as a corporation for federal income tax purposes, there would be material reduction in the anticipated cash flows and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units.
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
The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. From time to time, members of Congress and the President propose and consider substantive changes to the existing federal income tax laws that affect publicly traded partnerships. If successful, these or other similar proposals could eliminate the qualifying income exception to the treatment of all publicly traded partnerships as corporations, upon which we rely for our treatment as a partnership for U.S. federal income tax purposes.
In addition, the U.S. Treasury Department and the IRS have issued final regulations concerning which activities give rise to qualifying income within the meaning of Section 7704 of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). We do not believe the final regulations adversely affect the amount of our gross income treated as qualifying income or our ability to qualify as a publicly traded partnership. However, any change to these finalized regulations could modify the amount of our gross income that we are able to treat as qualifying income for the purposes of the qualifying income requirement.
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
We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first business day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge aspects of our proration method, and if its challenge is successful, we would be required to change the allocation of items of income, gain, loss and deduction among our unitholders.
We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first business day of each month, instead of on the basis of the date a particular unit is transferred. The U.S. Treasury Department and the IRS have issued Treasury Regulations that permit publicly traded partnerships to use a monthly simplifying convention that is similar to ours, but they do not specifically authorize all aspects of the proration method we have adopted. If the IRS were to successfully challenge this method, we could be required to change the allocation of items of income, gain, loss and deduction among our unitholders.
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

Item 1B. Unresolved Staff Comments.
Not applicable.

Item 2. Properties.
Our gathering systems, the unconventional resource basins in which they operate, and the reportable segments in which they are reported are as follows:

•
Summit Utica, a natural gas gathering system operating in the Appalachian Basin, which includes the Utica and Point Pleasant shale formations in southeastern Ohio, is included in the Utica Shale reportable segment;

•
Bison Midstream, an associated natural gas gathering system operating in the Williston Basin, which includes the Bakken and Three Forks shale formations in northwestern North Dakota, is included in the Williston Basin reportable segment;

•
Polar and Divide, crude oil and produced water gathering systems and transmission pipelines operating in the Williston Basin, which includes the Bakken and Three Forks shale formations in northwestern North Dakota, is included in the Williston Basin reportable segment;

•
Tioga Midstream, crude oil, produced water and associated natural gas gathering systems operating in the Williston Basin, which includes the Bakken and Three Forks shale formations in northwestern North Dakota, is included in the Williston Basin reportable segment;

•
Grand River, a natural gas gathering and processing system operating in the Piceance Basin, which includes the Mesaverde formation and the Mancos and Niobrara shale formations in western Colorado and eastern Utah, is included in the Piceance/DJ Basins reportable segment;

•
Niobrara G&P, an associated natural gas gathering and processing system operating in the DJ Basin, which includes the Niobrara and Codell shale formations in northeastern Colorado, is included in the Piceance/DJ Basins reportable segment;

•
DFW Midstream, a natural gas gathering system operating in the Fort Worth Basin, which includes the Barnett Shale formation in north-central Texas, is included in the Barnett Shale reportable segment; and

•
Mountaineer Midstream, a natural gas gathering system operating in the Appalachian Basin, which includes the Marcellus Shale formation in northern West Virginia, is included in the Marcellus Shale reportable segment.

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
In addition, we lease various office space under operating leases to support our operations. Our headquarters are located in The Woodlands, Texas. In addition, we have regional corporate offices in Denver, Colorado and Atlanta, Georgia.

Item 3. Legal Proceedings.
Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any significant legal or governmental proceedings, except as noted below. In addition, we are not aware of any significant legal or governmental proceedings contemplated to be brought against us, under the various environmental protection statutes to which we are subject, except as noted below.
In 2015 and 2016, the U.S. Department of Justice issued grand jury subpoenas to Summit Investments, the Partnership, our General Partner and Meadowlark Midstream requesting certain materials related to an incident involving a produced water disposal pipeline owned by Meadowlark Midstream that resulted in a discharge of materials into the environment. On June 19, 2015, Meadowlark Midstream and Summit Investments received a complaint from the North Dakota Industrial Commission seeking approximately $2.5 million in fines and other fees related to the rupture. On March 3, 2016, the Partnership agreed to acquire, among other things, substantially all of the issued and outstanding membership interests of Meadowlark Midstream from an indirect, wholly owned subsidiary of Summit Investments in connection with the 2016 Drop Down. The Contribution Agreement executed in connection with the 2016 Drop Down contains customary representations and warranties, and Summit Investments has agreed to indemnify the Partnership with respect to certain losses, including losses associated with the above described incident. While we cannot predict the ultimate outcome of this matter with certainty, we believe at this time that it is not likely that the Partnership or our General Partner will be subject to any material liability as a result of any governmental proceeding related to the incident.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our limited partner common units, ticker symbol "SMLP," trade on the NYSE. As of February 16, 2017, there were approximately 7,475 common unitholders, including beneficial owners of common units held in street name.
The following table shows the common unit price range, as reported by the NYSE, and the cash distribution paid per common unit for the periods indicated.

	Common unit price range		Cash distribution paid per common unit (1)
	High	Low
4th Quarter 2016	$25.50	$19.95	$0.575
3rd Quarter 2016	$25.10	$20.88	$0.575
2nd Quarter 2016	$23.85	$15.05	$0.575
1st Quarter 2016	$19.65	$11.06	$0.575

4th Quarter 2015	$21.18	$12.82	$0.575
3rd Quarter 2015	$33.74	$14.60	$0.570
2nd Quarter 2015	$36.82	$30.05	$0.565
1st Quarter 2015	$41.17	$30.31	$0.560
__________
(1) Represents historical distributions based on the quarter in which they were paid.
On January 26, 2017, the Board of Directors of our General Partner declared a distribution of $0.575 per unit for the quarterly period ended December 31, 2016. The distribution, which totaled $44.5 million, was paid on February 14, 2017, to unitholders of record at the close of business on February 7, 2017.
Our Cash Distribution Policy and Restrictions on Distributions
General
Our Cash Distribution Policy. Our Partnership Agreement requires us to distribute all of our available cash quarterly. Our policy is to distribute to our unitholders an amount of cash each quarter that is equal to or greater than the minimum quarterly distribution stated in our Partnership Agreement. Generally, our available cash is our (i) cash on hand at the end of a quarter after the payment of our expenses and the establishment of cash reserves and (ii) cash on hand resulting from working capital borrowings made after the end of the quarter. Because we are not subject to an entity-level federal income tax, we have more cash to distribute to our unitholders than would be the case were we subject to federal income tax. For additional information, see Note 11 to the consolidated financial statements.
Limitations on Cash Distributions and Our Ability to Change Our Cash Distribution Policy. There is no guarantee that our unitholders will receive quarterly distributions from us. We do not have a legal obligation to pay the minimum quarterly distribution or any other distribution except to the extent we have available cash as defined in our Partnership Agreement. Our cash distribution policy may be changed at any time and is subject to certain restrictions, including the following:

•
Our cash distribution policy is subject to restrictions on distributions under our Revolving Credit Facility. Our Revolving Credit Facility contains financial tests and covenants that we must satisfy. Should we be unable to satisfy these restrictions, we may be prohibited from making cash distributions notwithstanding our stated cash distribution policy.

•
Our General Partner has the authority to establish cash reserves for the prudent conduct of our business and for future cash distributions to our unitholders, and the establishment or increase of those cash reserves could result in a reduction in cash distributions to our unitholders from the levels we currently anticipate pursuant to our stated distribution policy. Any determination to establish cash reserves made by our General Partner in good faith will be binding on our unitholders.

•
Although our Partnership Agreement requires us to distribute all of our available cash, our Partnership Agreement, including the provisions requiring us to distribute all of our available cash, may be amended. We can amend our Partnership Agreement with the consent of our General Partner and the approval of a majority of the outstanding common units (including common units beneficially owned by Summit Investments). As of December 31, 2016, Summit Investments, which is the ultimate owner of our General Partner, beneficially owned 29,854,581 common units. In addition, in connection with the Purchase Program, a subsidiary of Energy Capital Partners owned 5,915,827 common units as of December 31, 2016.

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

Our Minimum Quarterly Distribution
Our Partnership Agreement has established an MQD of $0.40 per unit per quarter, or $1.60 per unit per year, to be paid no later than 45 days after the end of each fiscal quarter. Based on all of the units outstanding as of December 31, 2016, our aggregate quarterly MQD is $29.4 million and our aggregate annual MQD is $117.7 million.
We pay our distributions on or about the 15th of each of February, May, August and November to holders of record on or about seven days prior to such distribution date. We make the distribution on the business day immediately preceding the indicated distribution date if the distribution date falls on a holiday or non-business day.
Our General Partner is entitled to a maximum of 2% of all distributions that we make prior to our liquidation based on their respective general partner interest. In the future, our General Partner's percentage interest in these distributions may be reduced if we issue additional units and our General Partner does not contribute a proportionate amount of capital to us to maintain its then-existing general partner interest.

Stock Performance Table
The following graph compares the cumulative total unitholder return on our common units since the IPO to the cumulative total return of the S&P 500 Stock Index and the Alerian MLP Index ("AMZX") by assuming $100 was invested in each investment option as of September 28, 2012, the date of the IPO. The Alerian MLP Index is a composite of the 43 most prominent energy master limited partnerships, or MLPs, and is calculated using a float-adjusted, capitalization-weighted methodology.
Issuer Purchases of Equity Securities
We made no repurchases of our common units during the quarter ended December 31, 2016.
Sponsor Purchases of Equity Securities
Our Sponsor made no repurchases of our common units during the quarter ended December 31, 2016.
Equity Compensation Plans
The information relating to SMLP’s equity compensation plans required by Item 5 is included in Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 6. Selected Financial Data.
The selected consolidated financial data presented as of and for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 have been derived from the consolidated financial statements of SMLP and its Predecessor.
SMLP completed its IPO in October 2012. For the year ended December 31, 2012, these financial statements include the Predecessor's results of operations through the date of SMLP's IPO.
These financial statements reflect the results of operations of (i) Summit Utica since December 2014; (ii) Tioga Midstream since April 2014; (iii) Ohio Gathering since January 2014; (iv) Mountaineer Midstream since June 2013; (v) Bison Midstream, Polar and Divide and Meadowlark Midstream since February 2013; (vi) Red Rock Gathering since October 2012; and (vii) DFW Midstream and Grand River for all periods presented. SMLP recognized its drop down acquisitions at Summit Investments' historical cost because the acquisitions were executed by entities under common control. The excess of Summit Investments' net investment over consideration paid and recognized for a contributed subsidiary is recognized as an addition to partners' capital, while the excess of consideration paid and recognized over net investment is recognized as a reduction to partners' capital. Due to the common control aspect, we account for drop down transactions on an “as-if pooled” basis for the periods during which common control existed.

Due to the various asset acquisitions and the associated shift in business strategies relative to those of our Predecessor, SMLP's financial position and results of operations may not be comparable to the historical financial position and results of operations of the Predecessor.
The following table presents selected balance sheet and other data as of the date indicated.

	December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per-unit amounts)
Balance sheet data:
Total assets	$3,115,179	$3,164,672	$3,242,462	$2,282,046	$1,280,939
Total long-term debt	1,240,301	1,267,270	1,232,207	772,140	199,230
Deferred Purchase Price Obligation	563,281	—	—	—	—
Partners' capital	1,169,673	1,747,299	1,830,678	1,395,806	1,028,355

Other data:
Market price per common unit	$25.15	$18.73	$38.00	$36.65	$19.83
The following table presents selected statements of operations and cash flows as well as other financial data for the annual periods indicated.

	Year ended December 31,
	2016	2015	2014	2013	2012 (1)
	(In thousands, except per-unit amounts)
Statements of operations data:
Total revenues	$402,362	$400,557	$387,169	$326,160	$174,423
Total costs and expenses (2)	290,582	557,735	369,574	257,114	117,987
Interest expense	63,810	59,092	48,586	21,314	7,340
Deferred Purchase Price Obligation expense	55,854	—	—	—	—
Affiliated interest expense	—	—	—	—	5,426
Loss from equity method investee (3)	(30,344)	(6,563)	(16,712)	—	—
Net (loss) income	(38,187)	(222,228)	(47,368)	47,008	42,997
(Loss) earnings per limited partner unit:
Common unit – basic	$(0.71)	$(3.20)	$(0.49)	$0.86	$0.35
Common unit – diluted	(0.71)	(3.20)	(0.49)	0.86	0.35
Subordinated unit – basic and diluted (4)		(2.88)	(0.44)	0.79	0.35

Statements of cash flows data:
Capital expenditures	$142,719	$272,225	$343,380	$249,626	$77,296
Acquisition capital expenditures (5)	866,858	288,618	315,872	458,914	—

Other financial data:
Distributions declared per unit (6)	$2.300	$2.270	$2.040	$1.725	$—
__________
(1) Results of operations reflect those of the Predecessor from January 1, 2012 to October 2, 2012 and those of the Partnership for the period from October 3, 2012 to December 31, 2012. EPU is calculated for the post-IPO period only.
(2) Includes (i) goodwill impairments of $248.9 million and environmental remediation expenses of $21.8 million in 2015 and (ii) goodwill impairments of $54.2 million in 2014. See Notes 6 and 15 to the consolidated financial statements.
(3) Includes our 40% share of a $37.8 million impairment loss recognized by OCC in 2016.

(4) The subordination period ended on February 16, 2016 and all 24,409,850 subordinated units converted to common units on a one-for-one basis.
(5) Reflects cash and noncash consideration, including working capital and capital expenditure adjustments paid (received), for acquisitions and/or drop downs (see Notes 11 and 16 to the consolidated financial statements).
(6) Represents distributions declared in a given period. For example, for the year ended December 31, 2016, represents the distributions declared in February 2016, in May 2016, in August 2016 and in November 2016.

The preceding tables should be read in conjunction with MD&A and the consolidated financial statements and notes thereto.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
MD&A is intended to inform the reader about matters affecting the financial condition and results of operations of SMLP and its subsidiaries. As a result, the following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this report. Among other things, the consolidated financial statements and the related notes include more detailed information regarding the basis of presentation for the following information. This discussion contains forward-looking statements that constitute our plans, estimates and beliefs. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to, those discussed in Forward-Looking Statements. Actual results may differ materially from those contained in any forward-looking statements.
This MD&A comprises the following sections:

•	Overview

•	Trends and Outlook

•	How We Evaluate Our Operations

•	Results of Operations

•	Liquidity and Capital Resources

•	Critical Accounting Estimates

•	Forward-Looking Statements

Overview
We are a growth-oriented limited partnership focused on developing, owning and operating midstream energy infrastructure assets that are strategically located in the core producing areas of unconventional resource basins, primarily shale formations, in the continental United States. We are the owner-operator of or have significant ownership interests in the following gathering systems:

•
Ohio Gathering, a natural gas gathering system and a condensate stabilization facility operating in the Appalachian Basin, which includes the Utica and Point Pleasant shale formations in southeastern Ohio;

•	Summit Utica, a natural gas gathering system operating in the Appalachian Basin, which includes the Utica and Point Pleasant shale formations in southeastern Ohio;

•	Bison Midstream, an associated natural gas gathering system operating in the Williston Basin, which includes the Bakken and Three Forks shale formations in northwestern North Dakota;

•
Polar and Divide, crude oil and produced water gathering systems and transmission pipelines located in the Williston Basin, which includes the Bakken and Three Forks shale formations in northwestern North Dakota;

•
Tioga Midstream, crude oil, produced water and associated natural gas gathering systems operating in the Williston Basin, which includes the Bakken and Three Forks shale formations in northwestern North Dakota;

•
Grand River, a natural gas gathering and processing system located in the Piceance Basin, which includes the Mesaverde formation and the Mancos and Niobrara shale formations in western Colorado and eastern Utah;

•	Niobrara G&P, an associated natural gas gathering and processing system operating in the DJ Basin, which includes the Niobrara and Codell shale formations in northeastern Colorado;

•	DFW Midstream, a natural gas gathering system operating in the Fort Worth Basin, which includes the Barnett Shale formation in north-central Texas; and

•	Mountaineer Midstream, a natural gas gathering system operating in the Appalachian Basin, which includes the Marcellus Shale formation in northern West Virginia.
For additional information on our organization and systems, see Notes 1 and 3 to the consolidated financial statements.
Our financial results are driven primarily by volume throughput and expense management. We generate the majority of our revenues from the gathering, treating and processing services that we provide to our customers. A substantial majority of the volumes that we gather, treat and/or process have a fixed-fee rate structure thereby enhancing the stability of our cash flows by providing a revenue stream that is not subject to direct commodity price risk. We also earn revenues from (i) the sale of physical natural gas and NGLs purchased under percentage-of-proceeds arrangements with certain of our customers on the Bison Midstream and Grand River systems, (ii) the sale of natural gas we retain from certain DFW Midstream customers and (iii) the sale of condensate we retain from our gathering services at Grand River. These additional activities, which expose us to direct commodity price risk, accounted for less than 9% of total revenues during the year ended December 31, 2016.
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
The following table presents certain annual consolidated financial data.

	Year ended December 31,
	2016	2015	2014
	(In thousands)
Net loss	$(38,187)	$(222,228)	$(47,368)
Reportable segment adjusted EBITDA:
Utica Shale (1)	66,637	35,873	6,176
Williston Basin	79,475	34,008	30,009
Piceance/DJ Basins	109,241	110,222	110,763
Barnett Shale	54,634	59,526	60,528
Marcellus Shale	19,203	23,214	15,940

Net cash provided by operating activities	$230,495	$191,375	$152,953
Acquisitions of gathering systems (2)	866,858	288,618	315,872
Capital expenditures (3)	142,719	272,225	343,380
Contributions to equity method investees	31,582	86,200	145,131

Distributions to unitholders	$167,504	$152,074	$122,224
Issuance of senior notes	—	—	300,000
Borrowings (repayments) under Revolving Credit Facility, net	316,000	216,000	(136,000)
Proceeds from issuance of common units, net (4)	125,233	221,977	197,806
_________
(1) Includes our proportional share of adjusted EBITDA for Ohio Gathering, based on a one-month lag (see Note 7 to the consolidated financial statements).
(2) Reflects cash and noncash consideration, including working capital and capital expenditure adjustments paid (received), for acquisitions and/or drop downs (see Notes 11 and 16 to the consolidated financial statements).
(3) See "Liquidity and Capital Resources" herein and Note 3 to the consolidated financial statements for additional information on capital expenditures.
(4) Reflects proceeds from underwritten primary offerings.

Year ended December 31, 2016. The following items are reflected in our financial results:

•
In March 2016, we acquired the 2016 Drop Down Assets from a subsidiary of Summit Investments. We funded the drop down with borrowings under our Revolving Credit Facility and the execution of the Deferred Purchase Price Obligation with Summit Investments (see Notes 9, 11 and 16 to the consolidated financial statements).

•
In June 2016, an impairment loss was recognized by OCC. We recorded our 40% share of the impairment loss, or $37.8 million, in loss from equity method investees in the consolidated statements of operations. We exclude income or loss from equity method investees from our definition of segment adjusted EBITDA. As such, Utica Shale segment adjusted EBITDA was not impacted by the impairment loss (see Note 7 to the consolidated financial statements).

•
In September 2016, we completed an underwritten public offering of 5,500,000 common units at a price of $23.20 per unit and used the net proceeds to pay down our Revolving Credit Facility. Following the offering, our General Partner made a capital contribution to us to maintain its approximate 2% general partner interest (see Note 11 to the consolidated financial statements).

Year ended December 31, 2015. The following items are reflected in our financial results:

•
In May 2015, we acquired Polar and Divide from a subsidiary of Summit Investments. We funded the drop down with the issuance of common units, borrowings under our Revolving Credit Facility and a General Partner contribution (see Notes 11 and 16 to the consolidated financial statements).

•
In May 2015, we completed an underwritten public offering of 7,475,000 common units at a price of $30.75 per unit and used a portion of the net proceeds to partially fund the Polar and Divide Drop Down. Following the offering, our General Partner made a capital contribution to us to maintain its approximate 2% general partner interest (see Note 11 to the consolidated financial statements).

•
In September 2015, we recognized $34.4 million of gathering services and related fees revenue that had been previously deferred in connection with an MVC arrangement with a certain Piceance/DJ Basins customer, which was determined to no longer be recoverable by the customer. We include the effect of adjustments related to MVC shortfall payments in our definition of segment adjusted EBITDA. As such, Piceance/DJ Basins segment adjusted EBITDA was not impacted because the revenue recognition was offset by the associated adjustments related to MVC shortfall payments for this customer (see Note 8 to the consolidated financial statements).

•
In September and December 2015, we recognized additional accruals for environmental remediation expenses totaling $21.8 million associated with the rupture of a produced water gathering pipeline in the Williston Basin reportable segment (see Note 15 to the consolidated financial statements).

•
After a slight pause mid-year 2015, crude oil and NGL prices continued to decline in response to the global supply surplus. As a result, several of the producers in our areas of operations announced plans to cancel, delay and/or reduce drilling plans, which in turn negatively impacted the margins that we earn, slowing the growth in net income. In addition to impacting the margins that we earn and net income, the goodwill that we had previously recognized in connection with our acquisitions of Polar and Divide and Grand River was determined to be fully impaired, resulting in a write-off of $248.9 million (see Note 6 to the consolidated financial statements).

Year ended December 31, 2014. The following items are reflected in our financial results:

•
In the second half of 2014, crude oil and NGL prices began to decline, negatively impacting producers in each of our areas of operation. The impact of these declines were most evident in our North Dakota operations where our percentage of fee-based gathering agreements is less than that of our other systems. In addition to impacting the margins that we earned, the goodwill that we had previously recognized in connection with our acquisition of Bison Midstream was determined to be fully impaired, resulting in a write-off of $54.2 million (see Note 6 to the consolidated financial statements).

•
In March 2014, we acquired Red Rock Gathering from a subsidiary of Summit Investments in a drop down transaction (see Notes 11 and 16 to the consolidated financial statements). We also completed several system expansion projects across all systems.

•	In March 2014, we completed an underwritten public offering of 5,300,000 common units at a price of $38.75 per unit and used a portion of the net proceeds to partially fund the Red Rock Drop Down.

Following the offering, our General Partner made a capital contribution to us to maintain its approximate 2% general partner interest (see Note 11 to the consolidated financial statements).

•
In July 2014, we issued $300.0 million of 5.5% Senior Notes and used the proceeds to repay a portion of our outstanding Revolving Credit Facility balance (see Note 9 to the consolidated financial statements).

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
Natural gas, NGL and crude oil supply and demand dynamics. Natural gas continues to be a critical component of energy supply and demand in the United States. The price of natural gas rebounded during 2016, with the New York Mercantile Exchange, or NYMEX, natural gas futures price at $3.71 per one million British Thermal Units ("MMBtu") as of December 30, 2016, compared with $2.28 per MMBtu as of December 31, 2015. Despite the significant increase, natural gas prices continue to trade at lower-than-average historical prices due in part to increased natural gas production and the amount of natural gas in storage in the continental United States. In the near term, we believe that until the supply of natural gas in storage has been reduced, natural gas prices are likely to remain constrained. Over the long term, we believe that the prospects for continued natural gas demand are favorable and will be driven primarily by global population and economic growth, as well as the continued displacement of coal-fired electricity generation by natural gas-fired electricity generation.
In addition, certain of our gathering systems are directly affected by crude oil supply and demand dynamics. Similar to natural gas prices, crude oil prices increased significantly during 2016, with the West Texas Intermediate ("WTI") crude oil price benchmark increasing by 105% from February to December of 2016, when it closed at $53.75 per barrel. In response to the increase in crude oil prices, the number of active crude oil drilling rigs in the continental United States increased from a low of 316 in May 2016 to 525 in December 2016, according to Baker Hughes. Over the next several years, we expect that crude oil prices will rebound sufficiently to support continued drilling and increasing production in the Bakken Shale, Eagle Ford Shale, Permian Basin and Niobrara Shale.
Growth in production from U.S. shale plays. Over the past several years, natural gas production from unconventional shale resources has increased significantly due to advances in technology that allow producers to extract significant volumes of natural gas from unconventional shale plays on favorable economic terms relative to most conventional plays. In recent years, a number of producers and their joint venture partners, including large international operators, industrial manufacturers and private equity sponsors, have committed significant capital to the development of these unconventional resources, including the Piceance Basin, Barnett, Bakken, Marcellus and Utica shale plays in which we operate, and we believe that these long-term capital investments will support sustained drilling activity in unconventional shale plays.
Capital markets availability and cost of capital. Credit markets improved substantially throughout 2016, as borrowing costs were lower relative to the levels generally experienced during the 2008 global financial crisis for virtually all energy industry-related borrowers. The credit market trends in the crude oil and natural gas industry during 2016 were unique relative to the broader economy. While borrowing costs came down for the oil and natural gas industry as a whole, the Federal Reserve announced that it raised its benchmark federal-funds rate from 0.25% and 0.50% to a range between 0.50% and 0.75% in December 2016. The Federal Reserve also announced its intent to continue to raise interest rates gradually in the future, to the extent that economic growth continues. Capital markets conditions, including but not limited to availability and higher borrowing costs, could affect our ability to access the debt capital markets to the extent necessary to fund our future growth. In addition, interest rates on future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. Although this could limit our ability to raise debt capital on acceptable terms, we expect to remain competitive with respect to acquisitions and capital projects, as our peers and competitors would likely face similar circumstances.

Shifts in operating costs and inflation. Throughout most of the last five years, high levels of crude oil and natural gas exploration, development and production activities across the United States resulted in increased competition for personnel and equipment as well as higher prices for labor, supplies, equipment and other services. Beginning in 2015, this dynamic began to shift as prices for crude oil and natural gas-related services decreased in line with overall decline in demand for these goods and services. While we expect lower service-related costs in the near term, we expect that over the longer term, these costs will continue to have a high correlation to changes in the prevailing price of crude oil and natural gas.

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
Each of our reportable segments provides midstream services in a specific geographic area. Our reportable segments reflect the way in which we internally report the financial information used to make decisions and allocate resources in connection with our operations (see Note 3 to the consolidated financial statements).
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
We report volumes gathered for natural gas in cubic feet per day. We aggregate crude oil and produced water gathering and report volumes gathered in barrels per day.

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

•
The consolidated financial statements reflect the results of operations of Summit Utica since December 2014. We accounted for the drop down of these assets on an "as-if pooled" basis because the transactions were executed by entities under common control.

•
The consolidated financial statements reflect the results of operations of Tioga Midstream since April 2014. We accounted for the drop down of these assets on an "as-if pooled" basis because the transactions were executed by entities under common control.

•
The consolidated financial statements reflect the results of operations of Ohio Gathering since January 2014. We accounted for the drop down of these assets on an "as-if pooled" basis because the transactions were executed by entities under common control.

Additional Information. For additional information, see the "Results of Operations" section herein and the notes to the consolidated financial statements. For information on impending accounting changes that are expected to materially impact our financial results reported in future periods, see Note 2 to the consolidated financial statements.

Results of Operations
Our financial results are recognized as follows:
Gathering services and related fees. Revenue earned from the gathering, treating and processing services that we provide to our natural gas and crude oil producer customers.
Natural gas, NGLs and condensate sales. Revenue earned from (i) the sale of physical natural gas and NGLs purchased under percentage-of-proceeds arrangements with certain of our customers on the Bison Midstream and Grand River systems, (ii) the sale of natural gas we retain from certain DFW Midstream customers and (iii) the sale of condensate we retain from our gathering services on the Grand River system.
Other revenues. Revenue earned primarily from (i) certain costs for which our Bison Midstream and Grand River customers have agreed to reimburse us and (ii) connection fees for customers of the Polar and Divide system.
Cost of natural gas and NGLs. The cost of natural gas and NGLs represents the costs associated with the percent-of-proceeds arrangements under which we sell natural gas and NGLs purchased from certain of our customers on the Bison Midstream and Grand River systems.
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
Depreciation and amortization. The depreciation of our property, plant and equipment and the amortization of our contract and right-of-way intangible assets.
Transaction costs. Financial and legal advisory costs associated with completed acquisitions.
Other income or expense. Generally represents other items of gain or loss but may also include interest income.
Interest expense. Interest expense associated with our Revolving Credit Facility, our Senior Notes and debt that was previously incurred by SMP Holdings and allocated to SMLP in connection with the 2016 Drop Down.
Deferred Purchase Price Obligation expense. Represents the expense associated with the Deferred Purchase Price Obligation.
Income tax expense or benefit. Represents the expense or benefit associated with the Texas Margin Tax.
Income or loss from equity method investees. Represents the income or loss associated with our ownership interest in Ohio Gathering.

Consolidated Overview of the Years Ended December 31, 2016, 2015 and 2014
The following table presents certain consolidated and operating data for the years ended December 31.

	Year ended December 31,			Percentage Change
	2016	2015	2014	2016 v. 2015	2015 v. 2014
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$345,961	$337,819	$267,478	2%	26%
Natural gas, NGLs and condensate sales	35,833	42,079	97,094	(15)%	(57)%
Other revenues	20,568	20,659	22,597	—%	(9)%
Total revenues	402,362	400,557	387,169	—%	3%
Costs and expenses:
Cost of natural gas and NGLs	27,421	31,398	72,415	(13)%	(57)%
Operation and maintenance	95,334	94,986	94,869	—%	—%
General and administrative	52,410	45,108	43,281	16%	4%
Depreciation and amortization	112,239	105,117	90,878	7%	16%
Transaction costs	1,321	1,342	2,985	(2)%	(55)%
Environmental remediation	—	21,800	5,000	*	*
Loss (gain) on asset sales, net	93	(172)	442	*	*
Long-lived asset impairment	1,764	9,305	5,505	*	*
Goodwill impairment	—	248,851	54,199	*	*
Total costs and expenses	290,582	557,735	369,574	(48)%	51%
Other income	116	2	1,189	*	*
Interest expense	(63,810)	(59,092)	(48,586)	8%	22%
Deferred Purchase Price Obligation expense	(55,854)	—	—	*	—%
Loss before income taxes and loss from equity method investees	(7,768)	(216,268)	(29,802)	*	*
Income tax (expense) benefit	(75)	603	(854)	*	*
Loss from equity method investees	(30,344)	(6,563)	(16,712)	*	(61)%
Net loss	$(38,187)	$(222,228)	$(47,368)	(83)%	*

Operating Data:
Aggregate average daily throughput – natural gas (MMcf/d)	1,528	1,499	1,423	2%	5%
Aggregate average daily throughput – liquids (Mbbl/d)	88.9	67.7	40.7	31%	66%
__________
* Not considered meaningful
Volumes – Gas. Natural gas throughput volumes increased 29 MMcf/d during the year ended December 31, 2016, as compared to the prior year, primarily reflecting:

•	a volume throughput increase of 149 MMcf/d for the Utica Shale segment.

•	a volume throughput decrease of 63 MMcf/d for the Marcellus Shale segment.

•	a volume throughput decrease of 33 MMcf/d for the Barnett Shale segment.

•	a volume throughput decrease of 23 MMcf/d for the Piceance/DJ Basins segment.
Natural gas throughput volumes increased 76 MMcf/d during the year ended December 31, 2015, as compared to the prior year, primarily reflecting:

•	a volume throughput increase of 96 MMcf/d for the Marcellus Shale segment.

•	a volume throughput increase of 36 MMcf/d for the Utica Shale segment.

•	a volume throughput decrease of 54 MMcf/d for the Piceance/DJ Basins segment.
Volumes – Liquids. Crude oil and produced water throughput volumes increased 21.2 Mbbl/d during the year ended December 31, 2016, primarily reflecting the continued development of the Polar and Divide and Tioga Midstream systems, new pad site connections and producers' ongoing drilling activity, partially offset by the second quarter 2016 impact of certain customers shutting in existing production while completion activities occurred.
Crude oil and produced water throughput volumes increased 27.0 Mbbl/d during the year ended December 31, 2015, primarily reflecting the continued development of the Polar and Divide and Tioga Midstream systems, new pad site connections and producers' ongoing drilling activity, partially offset by the impact of an early-January 2015 shut in of certain produced water and crude oil gathering pipelines constrained volume throughput in the first nine months of 2015 (see Note 15 to the consolidated financial statements).
Revenues. Total revenues increased $1.8 million, or 0.5%, during the year ended December 31, 2016, as compared to the prior year, primarily reflecting:

•
an $8.1 million increase in gathering services and related fees primarily as a result of increases for the Utica Shale and Williston Basin segments, partially offset by decreases for the Piceance/DJ Basins, Barnett Shale and Marcellus Shale segments.

•	a $6.2 million decline in natural gas, NGLs and condensate sales due to decreases for the Williston Basin, Piceance/DJ Basins and Barnett Shale segments.
Total revenues increased $13.4 million, or 3%, during the year ended December 31, 2015, as compared to the prior year, primarily reflecting:

•
a $70.3 million increase in gathering services and related fees primarily as a result of the recognition in 2015 of $34.4 million of previously deferred revenue at Grand River (see Note 8 to the consolidated financial statements) and general growth across all segments.

•
a $55.0 million decrease in natural gas, NGLs and condensate sales for the Williston Basin, Piceance/DJ Basins and Barnett Shale segments primarily as a result of the impact of commodity price declines.

Gathering Services and Related Fees. The increase in gathering services and related fees during the year ended December 31, 2016 primarily reflected:

•	an increase of $27.1 million for the Williston Basin segment primarily due to higher volume throughput on the Polar and Divide system as well as the growth of the Tioga Midstream system.

•	an increase of $19.6 million for the Utica Shale segment due to the development of the Summit Utica system.

•
a $27.9 million decrease in gathering services and related fees for the Piceance/DJ Basins segment primarily as a result of the 2015 recognition of $34.4 million of deferred revenue for the Grand River system.

•	an $8.2 million decrease for the Barnett Shale segment primarily due to lower volume throughput on the DFW Midstream system.
The increase in gathering services and related fees during the year ended December 31, 2015 primarily reflected:

•	the above-mentioned $34.4 million recognition of previously deferred revenue for the Grand River system.

•	higher volume throughput for the Polar and Divide, Tioga Midstream, Mountaineer Midstream and Summit Utica systems.
Natural Gas, NGLs and Condensate Sales. The decrease in natural gas, NGLs and condensate sales during the year ended December 31, 2016 primarily reflected the impact on pricing and throughput of lower commodity prices on our Williston Basin, Piceance/DJ Basins and Barnett Shale segments, which in turn impacted volume throughput as well as the associated sales, during the first half of 2016.
The decrease in natural gas, NGLs and condensate sales during the year ended December 31, 2015 was primarily a result of the impact on pricing and throughput of declining commodity prices during 2015 on our Williston Basin, Piceance/DJ Basins and Barnett Shale segments.
Commodity prices and changes therein have a direct impact on our percent-of-proceeds arrangements for the Bison Midstream and Grand River systems, our fuel retainage revenue for the DFW Midstream system and condensate revenue for the Grand River system.

Costs and Expenses. Total costs and expenses decreased $267.2 million, or 48%, for the year ended December 31, 2016, as compared to the prior year, primarily reflecting:

•	the 2015 recognition of $248.9 million of goodwill impairments for the Williston Basin and Piceance/DJ Basins segments.

•	the 2015 recognition of a $21.8 million environmental remediation accrual for assets contributed to Polar and Divide in connection with the 2016 Drop Down.

•	a $7.5 million decrease in long-lived asset impairments, primarily for the Williston Basin segment.

•
a $4.0 million decrease in cost of natural gas and NGLs for the Bison Midstream and Grand River systems primarily due the impact of declining commodity prices on their percent-of-proceeds and condensate sales activity during the first half of 2016.

•	a $7.3 million increase in general and administrative expense primarily due to an increase in salaries, benefits and incentive compensation.

•	a $7.1 million increase in depreciation and amortization for all segments.
Total costs and expenses increased $188.2 million, or 51%, for the year ended December 31, 2015, as compared to the prior year, primarily reflecting:

•	the 2015 recognition of $248.9 million of goodwill impairments for the Williston Basin and Piceance/DJ Basins segments.

•	the 2015 recognition of a $21.8 million environmental remediation accrual for assets contributed to Polar and Divide in connection with the 2016 Drop Down.

•	a $14.2 million increase in depreciation and amortization expense for all systems, except DFW Midstream.

•	the 2014 recognition of a $54.2 million goodwill impairment for the Williston Basin segment.

•	a $41.0 million decrease resulting from lower cost of natural gas and NGLs for the Bison Midstream and Grand River systems.

•	the 2014 recognition of a $5.0 million environmental remediation accrual for assets contributed to Polar and Divide in connection with the 2016 Drop Down.
Cost of Natural Gas and NGLs. The decrease in cost of natural gas and NGLs during the year ended December 31, 2016 largely reflected the impact on pricing and throughput of lower comparative commodity prices on our Williston Basin and Piceance/DJ Basins segments during the first half of 2016 and the associated impact on (i) our percent-of-proceeds arrangements for the Bison Midstream system and (ii) our percent-of-proceeds arrangements and condensate sales for the Grand River system.
The decrease in cost of natural gas and NGLs for the year ended December 31, 2015 largely reflected the impact on pricing and throughput of declining commodity prices on our Williston Basin and Piceance/DJ Basins segments and the associated impact on our percent-of-proceeds arrangements for the Bison Midstream and Grand River systems.
Operation and Maintenance. Operation and maintenance expense increased during the year ended December 31, 2016 primarily reflecting (i) overall increases for Utica Shale and Williston Basin segments, primarily as a result of the development of the Summit Utica, Tioga Midstream and Polar and Divide systems and (ii) an increase for the Marcellus Shale segment for expenses associated with repairs to rights-of-ways on the Mountaineer Midstream system. The impact of these items was partially offset by declines for the Piceance/DJ Basins and Barnett Shale segments.
Operation and maintenance expense increased during the year ended December 31, 2015 primarily reflecting an environmental remediation accrual for assets contributed to Polar and Divide, an increase in connection fee pass-through expense for Polar and Divide as a result of increased volumes (revenue component is recognized in other revenues), an increase in property taxes and an increase in compensation expense. These increases were partially offset by volume-driven declines in electricity expense associated with DFW Midstream's electric-drive compression assets and a decline in pass-through electricity expense for Grand River (revenue component is recognized in other revenues.)
General and Administrative. General and administrative expense increased during the year ended December 31, 2016 primarily reflecting an increase in expenses for salaries, benefits and incentive compensation.

General and administrative expense increased during the year ended December 31, 2015 reflecting an increase in salaries, benefits and incentive compensation and an increase in rent expense. These increases were partially offset by a decline in professional services, primarily the result of expenses incurred in 2014 in connection with our obligations under Section 404 of the Sarbanes-Oxley Act of 2002 and our adoption of Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO 2013").
Depreciation and Amortization. The increase in depreciation and amortization expense during 2016 and 2015 was largely driven by an increase in assets placed into service.
Transaction Costs. Transaction costs recognized during the year ended December 31, 2016 primarily relate to financial and legal advisory costs associated with the 2016 Drop Down. Transaction costs recognized during the year ended December 31, 2015 primarily relate to financial and legal advisory costs associated with the Polar and Divide Drop Down. Transaction costs recognized during the year ended December 31, 2014 primarily relate to financial and legal advisory costs associated with the Red Rock Drop Down. Transaction costs in 2015 and 2014 also include financial and legal advisory expenses incurred by Summit Investments for third-party acquisitions that were allocated to us in connection with the 2016 Drop Down.
Interest Expense. The increase in interest expense during the year ended December 31, 2016 was primarily driven by (i) higher costs associated with increased borrowings on our Revolving Credit Facility and (ii) debt incurred by Summit Investments that was allocated to the Partnership in connection with the 2016 Drop Down. The Revolving Credit Facility borrowings incurred in March 2016 in connection with funding a portion of the 2016 Drop Down purchase price replaced the lower-rate Summit Investments' debt that had been allocated to us prior to our March 2016 closing of the 2016 Drop Down, resulting in an increase in interest expense.
The increase in interest expense during the year ended December 31, 2015 was primarily driven by our July 2014 issuance of the 5.5% Senior Notes and an increase in interest expense allocated to us in connection with the 2016 Drop Down.
Deferred Purchase Price Obligation Expense. Deferred Purchase Price Obligation expense recognized in 2016 relates to our March 2016 issuance of the deferred payment in connection with the 2016 Drop Down (see Notes 2 and 16 to the consolidated financial statements).
For additional information, see the "Segment Overview of the Years Ended December 31, 2016, 2015 and 2014" and "Corporate and Other Overview of the Years Ended December 31, 2016, 2015 and 2014" sections herein.

Segment Overview of the Years Ended December 31, 2016, 2015 and 2014
Utica Shale. Our ownership interest in Ohio Gathering is the primary component of the Utica Shale reportable segment. Ohio Gathering was acquired from a subsidiary of Summit Investments in March 2016. The Utica Shale reportable segment also includes the Summit Utica system, which was acquired from a subsidiary of Summit Investments in March 2016.
Volume throughput for our Summit Utica system and for Ohio Gathering follows.

	Utica Shale
	Year ended December 31,			Percentage Change
	2016	2015	2014	2016 v. 2015	2015 v. 2014
Average daily throughput (MMcf/d) (1)	186	37	1	*	*

Ohio Gathering average daily throughput (MMcf/d) (2)	865	645	270	34%	139%
__________
* Not considered meaningful
(1) For the period of SMLP's ownership in 2014, average throughput was 12 MMcf/d.
(2) Gross basis, represents 100% of volume throughput for Ohio Gathering, based on a one-month lag.
Volume throughput increased in 2016 and 2015 due to our continued buildout of the Summit Utica system and our customer's commissioning of new wells throughout 2015 and into 2016.

Financial data for our Utica Shale reportable segment follows.

	Utica Shale
	Year ended December 31,			Percentage Change
	2016	2015	2014	2016 v. 2015	2015 v. 2014
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$24,263	$4,700	$190	*	*
Total revenues	24,263	4,700	190	*	*
Costs and expenses:
Operation and maintenance	2,280	1,017	—	124%	*
General and administrative	948	1,477	20	(36)%	*
Depreciation and amortization	4,331	1,417	—	*	*
Loss (gain) on asset sales, net	(4)	—	—	*	*
Total costs and expenses	7,555	3,911	20	93%	*
Add:
Proportional adjusted EBITDA for equity method investees (1)	45,602	33,667	6,006
Depreciation and amortization	4,331	1,417	—
Loss (gain) on asset sales, net	(4)	—	—
Segment adjusted EBITDA	$66,637	$35,873	$6,176	86%	*
__________
* Not considered meaningful
(1) Represents our proportional share of adjusted EBITDA for Ohio Gathering, based on a one-month lag.
Year ended December 31, 2016. Segment adjusted EBITDA increased $30.8 million during 2016 primarily reflecting:

•	the growth and development of the Summit Utica system.

•
an $11.9 million increase in our proportional share of Ohio Gathering's adjusted EBITDA primarily due to growth and development in the first half of 2016. Volume growth decelerated for both OGC and OCC beginning in the third quarter of 2016 thereby slowing the year-over-year overall increase.

Depreciation and amortization increased over 2015 as a result of placing assets into service at the Summit Utica system.
Year ended December 31, 2015. Segment adjusted EBITDA increased $29.7 million during 2015 primarily reflecting:

•	a $27.7 million increase in our proportional share of Ohio Gathering's adjusted EBITDA due to ongoing growth and development.

•	a full year of operations in 2015 as well as the growth and development of the Summit Utica system.
Depreciation and amortization increased over 2014 as a result of placing assets into service at the Summit Utica system.

Williston Basin. The Bison Midstream, Polar and Divide and Tioga Midstream systems provide our midstream services for the Williston Basin reportable segment. Polar and Divide was acquired from subsidiaries of Summit Investments in May 2015, with additional assets that currently comprise a portion of the Polar and Divide system, subsequently acquired from Summit Investments in March 2016. Tioga Midstream was acquired from a subsidiary of Summit Investments in March 2016. Our results include activity for (i) the Bison Midstream and Polar and Divide systems for all periods presented and (ii) the Tioga Midstream system since April 2014.

Operating data for our Williston Basin reportable segment follows.

	Williston Basin
	Year ended December 31,			Percentage Change
	2016	2015	2014	2016 v. 2015	2015 v. 2014
Aggregate average daily throughput – liquids (Mbbl/d)	88.9	67.7	40.7	31%	66%
Aggregate average daily throughput – natural gas (MMcf/d)	22	23	18	(4)%	28%
Liquids. The increase in liquids volume throughput during 2016 reflects the completion of new wells across our gathering footprint and the connection of pad sites that had been previously using third-party trucks to gather crude oil and/or produced water. In addition, the impact of an early-January 2015 shut in of certain produced water and crude oil gathering pipelines constrained 2015 volume throughput.
The increase in liquids volume throughput in 2015 reflect new pad site connections and ongoing drilling activity in the Polar and Divide system's service area.
Natural gas. Natural gas volume throughput remained flat during 2016 largely reflecting the offsetting effects of the growth of the Tioga Midstream system throughout 2015 and into the first quarter of 2016 and lower volume throughput on the Bison Midstream system.
Natural gas volume throughput increased in 2015 due to growth on the Tioga Midstream system and increases in gas-to-oil ratios on existing production. This effect was partially offset by the effects of customers reducing their drilling activities in response to continued declines in commodity prices.

Financial data for our Williston Basin reportable segment follows.

	Williston Basin
	Year ended December 31,			Percentage Change
	2016	2015	2014	2016 v. 2015	2015 v. 2014
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$89,962	$62,899	$41,766	43%	51%
Natural gas, NGLs and condensate sales	20,158	23,525	56,040	(14)%	(58)%
Other revenues	12,054	12,505	12,001	(4)%	4%
Total revenues	122,174	98,929	109,807	23%	(10)%
Costs and expenses:
Cost of natural gas and NGLs	20,384	23,090	54,481	(12)%	(58)%
Operation and maintenance	28,430	26,586	22,926	7%	16%
General and administrative	2,576	5,400	8,474	(52)%	(36)%
Depreciation and amortization	33,676	31,376	24,027	7%	31%
Environmental remediation	—	21,800	5,000	*	*
Loss (gain) on asset sales, net	88	5	296	*	*
Long-lived asset impairment	569	7,554	—	*	*
Goodwill impairment	—	203,373	54,199	*	*
Total costs and expenses	85,723	319,184	169,403	(73)%	88%
Add:
Depreciation and amortization	33,676	31,376	24,027
Adjustments related to MVC shortfall payments	8,691	11,870	10,743
Unit-based compensation	—	85	340
Loss (gain) on asset sales, net	88	5	296
Long-lived asset impairment	569	7,554	—
Goodwill impairment	—	203,373	54,199
Segment adjusted EBITDA	$79,475	$34,008	$30,009	134%	13%
__________
* Not considered meaningful
Year ended December 31, 2016. Segment adjusted EBITDA increased $45.5 million during 2016 primarily reflecting:

•
a $23.9 million increase, after taking into account the adjustments related to MVC shortfall payments, in gathering services and related fees primarily due to (i) the development of the Polar and Divide and Tioga Midstream systems, (ii) higher gathering rates associated with a rate redetermination, which was in effect in the first and second quarters of 2016 and (iii) the prior-year impact of an early-January 2015 shut in of certain produced water and crude oil gathering pipelines.

•
the 2015 recognition of an additional accrual of $21.8 million for environmental remediation costs associated with a produced water pipeline that became part of the Polar and Divide system in connection with the 2016 Drop Down.

•
a $2.8 million decrease in general and administrative expense largely as a result of a higher allocation of certain corporate general and administrative expenses in 2015 for both the Polar and Divide and Tioga Midstream systems (see the "Corporate and Other Overview of the Years Ended December 31, 2016, 2015 and 2014—General and Administrative" section herein).

Other items to note:

•	Depreciation and amortization increased during 2016 largely as a result of assets placed into service.

•
In September 2015, we impaired certain property, plant and equipment balances associated with terminated projects. These impairments had no impact on segment adjusted EBITDA for the year ended December 31, 2015.

•	In the fourth quarter of 2015, we recognized a goodwill impairment for the Polar and Divide system. This impairment had no impact on segment adjusted EBITDA for the year ended December 31, 2015.
Year ended December 31, 2015. Segment adjusted EBITDA increased $4.0 million during 2015 primarily reflecting:

•
a $22.3 million increase, after taking into account the adjustments related to MVC shortfall payments, in gathering services and related fees primarily due to the impact of higher volume throughput and higher gathering rates associated with amendments to liquids contracts in 2014 generated by the Polar and Divide system.

•
a $3.1 million decline in general and administrative expenses primarily as a result of our decision to discontinue allocating certain corporate general and administrative expenses to our reportable segments beginning in the first quarter of 2015.

•	a $16.8 million increase in environmental remediation accruals associated with assets contributed to Polar and Divide in connection with the 2016 Drop Down.

•	a $3.7 million increase in operation and maintenance expense largely as a result of system buildout on the Polar and Divide and Tioga Midstream systems.
Other items to note:

•	Depreciation and amortization increased during 2015 largely as a result of assets placed into service that were acquired in connection with the Polar and Divide Drop Down and the 2016 Drop Down.

•
In September 2015, we impaired certain property, plant and equipment balances associated with terminated projects. These impairments had no impact on segment adjusted EBITDA for the year ended December 31, 2015.

•
In the fourth quarter of 2015, we recognized a goodwill impairment for the Polar and Divide system. In the fourth quarter of 2014, we recognized a goodwill impairment for the Bison Midstream system. These impairments had no impact on segment adjusted EBITDA for the year ended December 31, 2015 or 2014.

Piceance/DJ Basins. The Grand River system provides midstream services for the Piceance/DJ Basins reportable segment. The Red Rock Gathering system was acquired from a subsidiary of Summit Investments in March 2014. Niobrara G&P was acquired from a subsidiary of Summit Investments in March 2016. Our results include activity for the Grand River, Red Rock Gathering and Niobrara G&P systems for all periods presented.
Operating data for our Piceance/DJ Basins reportable segment follows.

	Piceance/DJ Basins
	Year ended December 31,			Percentage Change
	2016	2015	2014	2016 v. 2015	2015 v. 2014
Aggregate average daily throughput (MMcf/d)	586	609	663	(4)%	(8)%
Volume throughput decreased during 2016 primarily as a result of the continued suspension of drilling activities by one of Grand River's key customers and the resulting natural declines from existing production. The impact of these decreases was partially offset by an increase in volume throughput by other producer customers.
Volume throughput declined during 2015 primarily as a result of the suspension of drilling activities by one of Grand River's key customers and the resulting natural declines from existing production. The impact of these factors was partially offset by volume throughput from new pad site connections for WPX (subsequently acquired by Terra) and Ursa Resources Group II as well as the March 2014 start-up of a cryogenic processing plant servicing production from Black Hills Corporation.

Financial data for our Piceance/DJ Basins reportable segment follows.

	Piceance/DJ Basins
	Year ended December 31,			Percentage Change
	2016	2015	2014	2016 v. 2015	2015 v. 2014
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$133,436	$161,291	$122,852	(17)%	31%
Natural gas, NGLs and condensate sales	9,808	11,854	27,606	(17)%	(57)%
Other revenues	6,659	7,273	11,019	(8)%	(34)%
Total revenues	149,903	180,418	161,477	(17)%	12%
Costs and expenses:
Cost of natural gas and NGLs	7,082	8,308	17,934	(15)%	(54)%
Operation and maintenance	33,524	36,674	37,945	(9)%	(3)%
General and administrative	3,027	3,624	10,029	(16)%	(64)%
Depreciation and amortization	49,140	47,433	42,959	4%	10%
Loss (gain) on asset sales, net	9	(190)	146	*	*
Long-lived asset impairment	—	1,220	—	*	*
Goodwill impairment	—	45,478	—	*	*
Total costs and expenses	92,782	142,547	109,013	(35)%	31%
Other income	—	—	1,185	*	*
Add:
Depreciation and amortization	49,140	47,433	42,959
Adjustments related to MVC shortfall payments	2,971	(21,590)	15,194
Loss (gain) on asset sales, net	9	(190)	146
Long-lived asset impairment	—	1,220	—
Goodwill impairment	—	45,478	—
Less:
Impact of purchase price adjustment	—	—	1,185
Segment adjusted EBITDA	$109,241	$110,222	$110,763	(1)%	—%
__________
* Not considered meaningful
Year ended December 31, 2016. Segment adjusted EBITDA decreased $1.0 million during 2016 primarily reflecting:

•
a $3.3 million decrease in gathering services and related fees, after taking into account the adjustments related to MVC shortfall payments, primarily as a result of declining volumes from one of Grand River's key customers. This impact was partially offset by higher average volume throughput and rates due to a shift in customer mix.

•	a $3.2 million decrease in operation and maintenance primarily due to lower general repairs and maintenance expenses.
Other items to note:

•	Depreciation and amortization increased during 2016 largely as a result of an increase in contract amortization for one of Grand River's key customers.

•
A portion of the change in adjustments for MVC shortfall payments is associated with our September 2015 decision to no longer defer $34.4 million of MVC shortfall payments from a certain Grand River customer. As a result, the decrease in gathering services and related fees compared with 2015 was offset by the change in adjustments related to MVC shortfall payments, with no impact on segment adjusted EBITDA (see Note 8 to the consolidated financial statements).

Year ended December 31, 2015. Segment adjusted EBITDA decreased $0.5 million during 2015 primarily reflecting:

•
a $6.1 million decrease in margin primarily due to the impact on price and throughput of declining commodity prices which negatively impacted the margins that we earn from our percent-of-proceeds contracts.

•
a $2.0 million increase in operation and maintenance, net of the decrease in pass-through expenses which are also included in other revenues, primarily as a result of compression-related expenses and higher property tax expense.

•
a $6.4 million decrease in general and administrative primarily as a result of the previously mentioned decision to discontinue allocating certain corporate general and administrative expenses to our reportable segments.

•
a $1.7 million increase in gathering services and related fees, after taking into account the adjustments related to MVC shortfall payments, primarily as a result of the contribution from Niobrara G&P, partially offset by declining volumes from one of Grand River's key customers.

Other items to note:

•	The decrease in other revenues was primarily a result of a decline in certain electricity expense reimbursements, which due to their pass-through nature, had no impact on segment adjusted EBITDA

•
Depreciation and amortization increased during 2015 largely as a result of an increase in contract amortization for Grand River's key customer, the March 2014 commissioning of a cryogenic processing plant and the development of Niobrara G&P.

•
A portion of the change in adjustments for MVC shortfall payments is associated with our September 2015 decision to no longer defer MVC shortfall payments from a certain Grand River customer. As a result, the increase in gathering services and related fees compared with 2014 was offset by the change in adjustments related to MVC shortfall payments, with no impact on segment adjusted EBITDA (see Note 8 to the consolidated financial statements).

•
During 2015, we identified certain events, facts and circumstances which indicated that certain of our property, plant and equipment was impaired. As such, we recognized a long-lived asset impairment. This impairment had no impact on segment adjusted EBITDA for the year ended December 31, 2015.

•
The goodwill impairment recognized in 2015 relates to our determination that all of the goodwill associated with the Grand River reporting unit had been impaired. This impairment had no impact on segment adjusted EBITDA for the year ended December 31, 2015.

Barnett Shale. The DFW Midstream system provides our midstream services for the Barnett Shale reportable segment. In September 2014, DFW Midstream acquired certain natural gas gathering assets (the "Lonestar assets") from a third party. Our results include activity for (i) the DFW Midstream system for all periods presented and (ii) the Lonestar assets since September 2014.
Operating data for our Barnett Shale reportable segment follows.

	Barnett Shale
	Year ended December 31,			Percentage Change
	2016	2015	2014	2016 v. 2015	2015 v. 2014
Average daily throughput (MMcf/d)	319	352	358	(9)%	(2)%
Volume throughput declined during 2016 reflecting reduced drilling and completion activity, together with natural production declines, partially offset by the commissioning of an 11-well pad site in the second quarter of 2016 and the commissioning of 14 wells in December 2015 and January 2016.
Volume throughput was relatively flat during 2015 reflecting several offsetting effects related to customer drilling and completion activities, the contribution from the Lonestar assets beginning in the fourth quarter of 2014 and a lack of drilling activity by DFW Midstream's then-key customer, Chesapeake.

Financial data for our Barnett Shale reportable segment follows.

	Barnett Shale
	Year ended December 31,			Percentage Change
	2016	2015	2014	2016 v. 2015	2015 v. 2014
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$72,234	$80,461	$79,976	(10)%	1%
Natural gas, NGLs and condensate sales	5,867	6,700	13,448	(12)%	(50)%
Other revenues	1,855	881	(423)	111%	*
Total revenues	79,956	88,042	93,001	(9)%	(5)%
Costs and expenses:
Operation and maintenance	24,594	25,823	29,438	(5)%	(12)%
General and administrative	1,088	1,297	4,607	(16)%	(72)%
Depreciation and amortization	15,671	15,606	15,657	—%	—%
Loss (gain) on asset sales, net	—	13	—	*	*
Long-lived asset impairment	1,195	531	5,505	*	*
Total costs and expenses	42,548	43,270	55,207	(2)%	(22)%
Add:
Depreciation and amortization	16,093	16,392	16,601
Adjustments related to MVC shortfall payments	(62)	(2,182)	628
Loss (gain) on asset sales, net	—	13	—
Long-lived asset impairment	1,195	531	5,505
Segment adjusted EBITDA	$54,634	$59,526	$60,528	(8)%	(2)%
__________
*Not considered meaningful
Year ended December 31, 2016. Segment adjusted EBITDA decreased $4.9 million during 2016 primarily reflecting:

•	a $6.1 million decrease, after taking into account the adjustments related to MVC shortfall payments, in gathering services and related fees largely as a result of reduced volume throughput.

•
a $1.2 million decrease in operation and maintenance expense largely as a result of lower electricity expense. The decline in electricity expense was largely the result of (i) lower volumes not requiring as much compression as the prior-year period and (ii) the impact of lower natural gas prices on our cost of electricity.

Other items to note:

•
Other revenues also reflect the effect of a $0.8 million increase in electricity expense reimbursements that we began passing through to certain customers beginning in the fourth quarter of 2016. Previously we had retained a portion of the gathered natural gas which was then sold to offset the electricity expense necessary to operate our electric-drive compression assets.  Due to their pass-through nature, these revenues had no impact on segment adjusted EBITDA.

•
The long-lived asset impairments in 2016 and 2015 reflect our decisions to impair certain property, plant and equipment balances associated with the decommissioning of certain assets.  These impairments had no impact on segment adjusted EBITDA for the years ended December 31, 2016 or 2015.

Year ended December 31, 2015. Segment adjusted EBITDA decreased $1.0 million during 2015 primarily reflecting:

•
a $6.7 million decrease in natural gas, NGLs and condensate sales primarily due to the impact of declining natural gas prices on the fuel retainage fee that is paid in-kind by certain of our customers to offset the costs we incur to operate DFW Midstream's electric-drive compression assets.

•
a $3.6 million decrease in operation and maintenance primarily due to lower electricity expense. The decline in electricity expense was largely the result of the impact of lower natural gas prices on our cost of electricity. This decline was partially offset by an increase in compression expense.

•
a $3.3 million decline in general and administrative expenses primarily as a result of our decision to discontinue allocating certain corporate general and administrative expenses to our reportable segments beginning in the first quarter of 2015.

The long-lived asset impairments in 2015 and 2014 reflect our decisions to impair certain property, plant and equipment balances associated with the decommissioning of certain assets. These impairments had no impact on segment adjusted EBITDA for the years ended December 31, 2015 or 2014.

Marcellus Shale. The Mountaineer Midstream system provides our midstream services for the Marcellus Shale reportable segment.
Volume throughput for the Marcellus Shale reportable segment follows.

	Marcellus Shale
	Year ended December 31,			Percentage Change
	2016	2015	2014	2016 v. 2015	2015 v. 2014
Average daily throughput (MMcf/d)	415	478	382	(13)%	25%
Volume throughput declined during 2016 due to natural production declines which were not offset by new production as a result of Antero's decision to defer completion activities in the third quarter of 2015. Volume throughput during 2016 was also impacted by repairs on a third-party NGL pipeline located downstream of the Sherwood Processing Complex in June and July 2016 limiting the amount of natural gas we could deliver during the repair work.
The increase in volume throughput in 2015 was primarily driven by Antero's connection of new wells located upstream of the Mountaineer Midstream system.
Financial data for our Marcellus Shale reportable segment follows.

	Marcellus Shale
	Year ended December 31,			Percentage Change
	2016	2015	2014	2016 v. 2015	2015 v. 2014
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$26,111	$28,468	$22,694	(8)%	25%
Total revenues	26,111	28,468	22,694	(8)%	25%
Costs and expenses:
Operation and maintenance	6,506	4,886	4,560	33%	7%
General and administrative	402	368	2,194	9%	(83)%
Depreciation and amortization	8,841	8,682	7,648	2%	14%
Total costs and expenses	15,749	13,936	14,402	13%	(3)%
Add:
Depreciation and amortization	8,841	8,682	7,648
Segment adjusted EBITDA	$19,203	$23,214	$15,940	(17)%	46%
Year ended December 31, 2016. Segment adjusted EBITDA decreased $4.0 million during 2016 primarily reflecting:

•
a $2.4 million decrease in gathering services and related fees primarily as a result of lower volume throughput and lower compression revenues due to a shift in volume mix. These declines were partially offset by an increase in minimum revenue commitment payments.

•	a $1.6 million increase in operation and maintenance primarily as a result of expenses associated with repairs to rights-of-way.

Year ended December 31, 2015. Segment adjusted EBITDA increased $7.3 million during 2015 primarily reflecting:

•
a $5.8 million increase in gathering services and related fees primarily as a result of an increase in volume throughput and minimum revenue commitment payments related to the Zinnia Loop project, beginning in the first quarter of 2015.

•
a $1.8 million decrease in general and administrative primarily as a result of the previously mentioned decision to discontinue allocating certain corporate general and administrative expenses to our reportable segments.

Depreciation and amortization increased during 2015 largely as a result of commissioning the Zinnia Loop project late in the third quarter of 2014.

Corporate and Other Overview of the Years Ended December 31, 2016, 2015 and 2014
Corporate and other represents those results that are not specifically attributable to a reportable segment or that have not been allocated to our reportable segments, including certain general and administrative expense items, transaction costs, interest expense and Deferred Purchase Price Obligation income or expense. Items to note follow.

	Corporate and Other
	Year ended December 31,			Percentage Change
	2016	2015	2014	2016 v. 2015	2015 v. 2014
	(Dollars in thousands)
Costs and expenses:
General and administrative	$44,369	$32,942	$17,957	35%	83%
Transaction costs	1,321	1,342	2,985	(2)%	(55)%
Interest expense (1)	63,810	59,092	48,586	8%	22%
Deferred Purchase Price Obligation expense	55,854	—	—	*	*
__________
* Not considered meaningful
(1) Includes interest expense on debt allocated to the 2016 Drop Down Assets during the common control period (see Note 2 to the consolidated financial statements).
General and Administrative. In the first quarter of 2015, the Partnership discontinued allocating certain administrative expenses, primarily salaries, benefits, incentive compensation and rent expense, to its then-reportable segments.  As a result, the amount of expense allocated to and reported within the Company’s operating segments decreased, with a commensurate increase in corporate general and administrative expenses. This change, however, did not impact the historical results of entities under common control which were acquired subsequent to the first quarter of 2015. As a result, general and administrative expense allocations were higher for Polar and Divide and the 2016 Drop Down Assets during their respective common control periods because Summit Investments continued to allocate these administrative expenses to its non-Partnership subsidiaries. With respect to Polar and Divide, general and administrative expense allocations during the period from January 1, 2014 to May 18, 2015 included items that SMLP was no longer allocating to its then-operating segments.  With respect to the 2016 Drop Down Assets, general and administrative expense allocations during the period from January 1, 2014 to March 3, 2016 included items that SMLP was no longer allocating to its then-operating segments.  As such, subsequent to a given drop down, the application of the new expense allocation methodology to the newly acquired entities resulted in a decrease in reportable segment general and administrative expenses and an increase in corporate general and administrative expenses.
The increase in general and administrative expenses during the years ended December 31, 2016 primarily reflects the impact of a change in our expense allocation methodology and an increase in salaries, benefits and incentive compensation.
The increase in general and administrative expenses during the year ended December 31, 2015 primarily reflects the impact of a change in our expense allocation methodology. The increase was also a result of an increase in salaries, benefits and incentive compensation and rent expense. These increases were partially offset by a decline in professional services, primarily the result of expenses incurred in 2014 in connection with our obligations under Section 404 of the Sarbanes-Oxley Act of 2002 and our adoption of COSO 2013.

Transaction Costs. Transaction costs recognized during the year ended December 31, 2016 primarily relate to financial and legal advisory costs associated with the 2016 Drop Down. Transaction costs recognized during the year ended December 31, 2015 primarily relate to financial and legal advisory costs associated with the Polar and Divide Drop Down. Transaction costs recognized during the year ended December 31, 2014 primarily relate to financial and legal advisory costs associated with the Red Rock Drop Down. Transaction costs in 2015 and 2014 also include financial and legal advisory expenses incurred by Summit Investments for third-party acquisitions that were allocated to us in connection with the 2016 Drop Down.
Interest Expense. The increase in interest expense during the year ended December 31, 2016 was primarily driven by (i) higher costs associated with increased borrowings on our Revolving Credit Facility and (ii) debt incurred by Summit Investments that was allocated to the Partnership in connection with the 2016 Drop Down. The Revolving Credit Facility borrowings incurred in March 2016 in connection with funding a portion of the 2016 Drop Down purchase price replaced the lower-rate Summit Investments' debt that had been allocated to us prior to our March 2016 closing of the 2016 Drop Down, resulting in an increase in interest expense.
The increase in interest expense during the year ended December 31, 2015 was primarily driven by our July 2014 issuance of the 5.5% Senior Notes and an increase in interest expense allocated to us in connection with the 2016 Drop Down.
Deferred Purchase Price Obligation Expense. Deferred Purchase Price Obligation expense recognized in 2016 relates to our March 2016 issuance of the deferred payment in connection with the 2016 Drop Down (see Notes 2 and 16 to the consolidated financial statements).

Liquidity and Capital Resources
Based on the terms of our Partnership Agreement, we expect that we will distribute to our unitholders most of the cash generated by our operations. As a result, we expect to fund future capital expenditures from cash and cash equivalents on hand, cash flows generated from our operations, borrowings under our Revolving Credit Facility and future issuances of equity and debt instruments.
Capital Markets Activity
November 2016 Shelf Registration Statement. In October 2016, we filed the 2016 SRS and in November 2016, the SEC declared it effective. The following transaction has been executed pursuant thereto:

•
In January 2017, we completed a secondary public offering of 4,000,000 SMLP common units held by a subsidiary of Summit Investments in accordance with our obligations under several registration rights agreements. We did not receive any proceeds from this secondary offering.

Following the January 2017 secondary offering, we can issue up to $1.50 billion of debt and equity securities in primary offerings and a total of 32,701,230 common units held by (i) a subsidiary of Summit Investments and (ii) affiliates of our Sponsor pursuant to the 2016 SRS. The 2016 SRS expires in November 2019.
July 2014 Shelf Registration Statement. In July 2014, we filed the 2014 SRS with the SEC to issue an unlimited amount of debt and equity securities and shortly thereafter completed a public offering of $300.0 million aggregate principal 5.5% senior unsecured notes due 2022. We used the proceeds to repay a portion of the outstanding borrowings under our Revolving Credit Facility.
In February 2017, we amended the 2014 SRS to include additional guarantor subsidiaries and completed a public offering of $500.0 million principal 5.75% senior unsecured notes due 2025. Concurrent therewith, we made a tender offer to purchase all of the outstanding 7.5% Senior Notes. The tender offer expired on February 14, 2017 with $276.9 million validly tendered. On February 16, 2017, we issued a notice of redemption for the 7.5% Senior Notes that remained outstanding subsequent to the tender offer. The remaining 7.5% Senior Notes will be redeemed on March 18, 2017, with payment made on March 20, 2017. In addition to using the proceeds to purchase all of the outstanding 7.5% Senior Notes, we have also used the proceeds to repay a portion of the outstanding borrowings under our Revolving Credit Facility.
November 2013 Shelf Registration Statement. In October 2013, we filed the 2013 SRS and in November 2013, the SEC declared it effective. The following transactions have been executed pursuant to the 2013 SRS:

•
In March 2014, we completed an underwritten public offering of 10,350,000 common units at a price of $38.75 per unit, of which 5,300,000 common units were offered by the Partnership and 5,050,000 common units were offered by a subsidiary of Summit Investments. Concurrent with the offering, our General

Partner made a capital contribution to maintain its approximate 2% general partner interest. We used the proceeds from our primary offering of common units and the General Partner capital contribution to fund a portion of the purchase of Red Rock Gathering.

•
In September 2014, we completed a secondary public offering of 4,347,826 SMLP common units held by a subsidiary of Summit Investments in accordance with our obligations under several registration rights agreements. We did not receive any proceeds from this secondary offering.

•
On May 13, 2015, we completed an underwritten public offering of 6,500,000 common units at a price of $30.75 per unit. On May 22, 2015, the underwriters exercised in full their option to purchase an additional 975,000 common units from us at a price of $30.75 per unit. Concurrent with both transactions, our General Partner made a capital contribution to us to maintain its approximate 2% general partner interest. We used the proceeds from the May 13, 2015 offering to partially fund the Polar and Divide Drop Down. We used $25.0 million of the $29.0 million of proceeds from the exercise of the underwriters' option to pay down our Revolving Credit Facility.

•
In June 2015, we executed an equity distribution agreement and filed a prospectus and a prospectus supplement with the SEC for the issuance and sale from time to time of SMLP common units having an aggregate offering price of up to $150.0 million (the "2015 ATM Program"). These sales will be made (i) pursuant to the terms of the equity distribution agreement between us and the sales agents named therein and (ii) by means of ordinary brokers' transactions at market prices, in block transactions or as otherwise agreed between us and the sales agents. Sales of our common units may be made in negotiated transactions or transactions that are deemed to be at-the-market offerings as defined by SEC Rules. There were no transactions under the 2015 ATM Program.

•
In September 2016, we completed an underwritten public offering of 5,500,000 common units at a price of $23.20 per unit. Following the offering, our General Partner made a capital contribution to us to maintain its approximate 2% general partner interest. We used the net proceeds therefrom to pay down our Revolving Credit Facility.

The 2013 SRS expired in November 2016 when it was replaced with the 2016 SRS.
For additional information, see Notes 1, 9, 11 and 16 to the consolidated financial statements.
Debt
Revolving Credit Facility. We have a $1.25 billion senior secured Revolving Credit Facility. As of December 31, 2016, the outstanding balance of the Revolving Credit Facility was $648.0 million and the unused portion totaled $602.0 million. There were no defaults or events of default during 2016 and, as of December 31, 2016, we were in compliance with the covenants in the Revolving Credit Facility.
Senior Notes.  In July 2014, the Co-Issuers co-issued the 5.5% Senior Notes, and in June 2013, they co-issued the 7.5% Senior Notes. There were no defaults or events of default during 2016 on either series of senior notes.
SMP Holdings Credit Facility. SMP Holdings had a senior secured revolving credit facility and a senior secured term loan which were used to support the development of the assets acquired in the 2016 Drop Down. As such, Summit Investments allocated this debt and the associated interest expense to us during the common control period but retained the debt subsequent to the closing of the 2016 Drop Down.
For additional information on our long-term debt and debt allocated to us, see Notes 9, 16 and 17 to the consolidated financial statements.
Deferred Purchase Price Obligation
In March 2016, we entered into an agreement with a subsidiary of Summit Investments to fund a portion of the 2016 Drop Down whereby we have recognized the Deferred Purchase Price Obligation (see Critical Accounting Estimates below and Note 16 to the consolidated financial statements).
Cash Flows
Due to the common control aspect in a drop down transaction, we account for drop downs on an “as-if pooled” basis for the periods during which common control existed. As such, cash flows retrospectively reflect the cash flows associated with (i) the assets acquired from Summit Investments and (ii) the assets and liabilities allocated to the Partnership from Summit Investments.

The components of the net change in cash and cash equivalents were as follows:

	Year ended December 31,
	2016	2015	2014
	(In thousands)
Net cash provided by operating activities	$230,495	$191,375	$152,953
Net cash used in investing activities	(534,126)	(646,720)	(1,384,803)
Net cash provided by financing activities	289,266	449,327	1,233,877
Net change in cash and cash equivalents	$(14,365)	$(6,018)	$2,027
Operating activities. Cash flows from operating activities for the year ended December 31, 2016 increased primarily as a result of:

•	a $10.4 million increase in distributions from Ohio Gathering;

•	the prior-year impact of net cash paid for environmental remediation expenses; and

•	cash received as a result of MVCs.
Cash flows from operating activities for the year ended December 31, 2015 increased primarily as a result of:

•	a $31.6 million increase in distributions from Ohio Gathering and

•	cash received as a result of MVCs.
These items were partially offset by the 2015 impact of net cash paid for environmental remediation expenses.
Investing activities. Details of cash flows from investing activities follow.
Cash flows used in investing activities for the year ended December 31, 2016 primarily reflected:

•	$359.4 million for our acquisition of the assets acquired in the 2016 Drop Down;

•	$142.7 million of capital expenditures primarily attributable to the ongoing expansion of the 2016 Drop Down Assets and the Polar and Divide system; and

•	$31.6 million of capital contributions to Ohio Gathering.
Cash flows used in investing activities for the year ended December 31, 2015 primarily reflected:

•	$288.6 million for our acquisition of the Polar and Divide system;

•
$272.2 million of capital expenditures primarily attributable to the buildout of the gathering systems acquired in the 2016 Drop Down and the ongoing expansion of the Polar and Divide and Bison Midstream systems; and

•	$86.2 million of capital contributions to Ohio Gathering.
Cash flows used in investing activities for the year ended December 31, 2014 primarily reflected:

•	$580.7 million of total cash flows for the acquisition of our initial investment in Ohio Gathering and the subsequent option exercise which increased our ownership interest to 40%;

•
$343.4 million of capital expenditures primarily attributable to the build out of the Summit Utica, Tioga Midstream, Niobrara G&P and Polar and Divide systems as well as expenditures to expand existing systems;

•	$305.0 million for our acquisition of Red Rock Gathering; and

•	$145.1 million of capital contributions to Ohio Gathering.
Financing activities. Details of cash flows from financing activities follow.
Net cash provided by financing activities for the year ended December 31, 2016 primarily reflected:

•
$316.0 million of net borrowings under our Revolving Credit Facility, which included $360.0 million of borrowings to fund the 2016 Drop Down and reflected a repayment in September 2016 with funds from the issuance of common units noted below;

•	$167.5 million of distributions paid in 2016; and

•	$125.2 million of net proceeds from the issuance of common units in September 2016.
Net cash provided by financing activities for the year ended December 31, 2015 primarily reflected:

•	$320.5 million of cash advances from Summit Investments to fund the development of the 2016 Drop Down Assets;

•	$222.0 million of net proceeds from the issuance of common units in May 2015, of which $193.4 million was used to partially fund the Polar and Divide Drop Down;

•	$216.0 million of net borrowings under our Revolving Credit Facility, of which $92.0 million was used to partially fund the Polar and Divide Drop Down;

•	a $182.5 million repayment under Summit Investments' term loan; and

•	$152.1 million of distributions paid in 2015.
Net cash provided by financing activities for the year ended December 31, 2014 primarily reflected:

•
$674.4 million of cash advances to fund the acquisition of Ohio Gathering, to support the buildout of the systems acquired in the 2016 Drop Down and to support the buildout of the Polar and Divide system;

•
$300.0 million of proceeds from the 5.5% Senior Notes issuance, the net of which was used to pay down our Revolving Credit Facility. We incurred loan costs of $5.1 million in connection with their issuance which are being amortized over the life of the notes;

•	$197.8 million of net proceeds from an offering of common units in March 2014, which were used to partially fund the Red Rock Drop Down;

•
$164.0 million of net borrowings under our Revolving Credit Facility and Summit Investments revolving credit facility to partially fund the Red Rock Drop Down and the buildout of the systems acquired in the 2016 Drop Down; and

•	$122.2 million of distributions paid in 2014.
Contractual Obligations
The table below summarizes our contractual obligations as of December 31, 2016.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Long-term debt and interest payments (1)	$1,505,883	$63,200	$748,183	$378,000	$316,500
Deferred Purchase Price Obligation (2)	830,345	—	—	830,345	—
Purchase obligations (3)	6,278	6,278	—	—	—
Operating leases (4)	9,686	3,512	5,698	476	—
Total contractual obligations	$2,352,192	$72,990	$753,881	$1,208,821	$316,500
__________
(1) For the purpose of calculating future interest on the Revolving Credit Facility, assumes no change in balance or rate from December 31, 2016. Includes a 0.50% commitment fee on the unused portion of the Revolving Credit Facility. See Note 9 to the consolidated financial statements.
(2) See Note 16 to the consolidated financial statements.
(3) Represents agreements to purchase goods or services that are enforceable and legally binding.
(4) See Item 2. Properties and Note 15 to the consolidated financial statements.
In February 2017, we issued $500.0 million of 5.75% senior, unsecured notes due 2025. We used the proceeds therefrom to purchase and redeem all of the $300.0 million 7.5% Senior Notes due 2021 and to pay down $172.0 million on our Revolving Credit Facility which is due 2018.
Capital Requirements
Our principal business strategy is to increase the amount of cash distributions we make to our unitholders over time. Our ability to grow cash distributions depends, in part, on our ability to capitalize on organic growth opportunities and make acquisitions that increase the amount of cash generated from our operations on a per-unit basis, along with other factors.

Developing, owning and operating midstream energy infrastructure assets requires significant investment in the maintenance of existing gathering systems and the construction and development of new gathering systems and other midstream assets and facilities. Our Partnership Agreement requires that we categorize our capital expenditures as either:

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

For the year ended December 31, 2016, cash paid for capital expenditures totaled $142.7 million, compared with $272.2 million for the year ended December 31, 2015 and $343.4 million for the year ended December 31, 2014 (see Note 3 to the consolidated financial statements). Maintenance capital expenditures totaled $17.7 million for the year ended December 31, 2016, compared with $12.7 million for the year ended December 31, 2015 and $18.1 million for the year ended December 31, 2014. For the year ended December 31, 2016, contributions to equity method investees totaled $31.6 million, compared with $86.2 million for the year ended December 31, 2015 and $145.1 million for the year ended December 31, 2014 (see Note 7 to the consolidated financial statements). The year-over-year declines in cash paid for capital expenditures primarily reflected the buildout in 2015 and 2014 of recently acquired systems and the completion of several large capital projects on legacy systems.
The acquisition component of our principal business strategy has required and will continue to require significant expenditures by us. Consequently, our ability to develop and maintain sources of funds to meet our capital requirements is critical to our ability to meet our growth objectives. We intend to continue to pursue accretive acquisitions of midstream assets from third parties. However, their size, timing and/or contribution to our operations and financial results cannot be reasonably estimated. Furthermore, there are a number of risks and uncertainties that could cause our current expectations to change, including, but not limited to, (i) the ability to reach agreement with third parties; (ii) prevailing conditions and outlook in the natural gas, crude oil and natural gas liquids industries and markets and (iii) our ability to obtain financing from commercial banks, the capital markets, or other sources such as our Sponsor and Summit Investments, among other factors.
We rely primarily on external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund our acquisitions and expansion capital expenditures. We believe that our Revolving Credit Facility, together with financial support from our Sponsor and/or access to the debt and equity capital markets, will be adequate to finance our growth objectives for the foreseeable future without adversely impacting our liquidity or our ability to make quarterly cash distributions to our unitholders.
Distributions, Including IDRs
Based on the terms of our Partnership Agreement, we expect to distribute most of the cash generated by our operations to our unitholders. With respect to our payment of IDRs to the General Partner, we reached the second target distribution in connection with the distribution declared in respect of the fourth quarter of 2013. We reached the third target distribution in connection with the distribution declared in respect of the second quarter of 2014. For additional information, see "Our Cash Distribution Policy and Restrictions on Distributions" in Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities and Note 11 to the consolidated financial statements.
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
For additional information, see Notes 3, 8 and 10 to the consolidated financial statements.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of or during the year ended December 31, 2016.

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
Recognition and Impairment of Long-Lived Assets
Our long-lived assets include property, plant and equipment, amortizing intangible assets and goodwill.
Property, Plant and Equipment and Amortizing Intangible Assets. As of December 31, 2016, we had net property, plant and equipment with a carrying value of approximately $1.85 billion and net amortizing intangible assets with a carrying value of approximately $421.5 million.
When evidence exists that we will not be able to recover a long-lived asset's carrying value through future cash flows, we write down the carrying value of the asset to its estimated fair value. We test assets for impairment when events or circumstances indicate that the carrying value of a long-lived asset may not be recoverable as well as in connection with any goodwill impairment evaluations.
With respect to property, plant and equipment and our amortizing intangible assets, the carrying value of a long-lived asset is not recoverable if the carrying value exceeds the sum of the undiscounted cash flows expected to result from the asset's use and eventual disposal. In this situation, we recognize an impairment loss equal to the amount by which the carrying value exceeds the asset's fair value. We determine fair value using an income approach in which we discount the asset's expected future cash flows to reflect the risk associated with achieving the underlying cash flows. Any impairment determinations involve significant assumptions and judgments. Differing assumptions regarding any of these inputs could have a significant effect on the various valuations. As such, the fair value measurements utilized within these estimates are classified as non-recurring Level 3 measurements in the fair value hierarchy because they are not observable from objective sources. Due to the volatility of the inputs used, we cannot predict the likelihood of any future impairment.
For additional information, see Notes 2, 4 and 5 to the consolidated financial statements.
Goodwill. We evaluate goodwill for impairment annually on September 30 and whenever events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill.
2016 Impairment Evaluations. We performed our 2016 annual goodwill impairment analysis as of September 30 and concluded that none of our goodwill had been impaired.
2015 Impairment Evaluations. During the latter part of the fourth quarter of 2015 and the early part of the first quarter of 2016, the declines in forward prices for natural gas, NGLs and crude oil accelerated significantly. As a result, the energy sector's public debt and equity market experienced increased volatility, particularly for comparable companies operating in the midstream services sector. Additionally, during this period, the values of our publicly traded equity and debt instruments decreased as did those of comparable midstream companies. Due to (i) the increased market volatility, (ii) the decrease in market values of comparable companies, (iii) the continued trend of falling commodity prices and (iv) the finalization of our annual financial and operating plans which took into account changes resulting from expected levels of drilling activity, we concluded that a triggering event occurred which required that we test the goodwill associated with our Grand River and Polar and Divide reporting units for impairment as of December 31, 2015. In connection therewith, we concluded that the goodwill associated with our Grand River and Polar and Divide reporting units was fully impaired and we wrote off the associated balances.
2014 Impairment Evaluations. During the latter part of the fourth quarter of 2014, the declines in prices for natural gas, NGLs and crude oil accelerated, negatively impacting producers in each of our areas of operation. As a result, we considered whether any of our goodwill could have been impaired. In connection with this assessment, we concluded that a fourth quarter triggering event had occurred which required that we test the goodwill associated with our Polar and Divide and Bison Midstream reporting units for impairment as of December 31, 2014. In connection therewith, we concluded that (i) the goodwill associated with our Polar and Divide reporting unit was not impaired and (ii) the goodwill associated with our Bison Midstream reporting unit was fully impaired and we wrote off the associated balance.
See Notes 2 and 6 for additional information.
Deferred Purchase Price Obligation
We recognized the Deferred Purchase Price Obligation to reflect the present value of the Remaining Consideration. Our calculation of the Remaining Consideration incorporates:

•	actual capital expenditures and Business Adjusted EBITDA for the period from March 3, 2016 through the respective balance sheet date and

•
estimates of (i) capital expenditures made between the respective balance sheet date and December 31, 2019 and (ii) Business Adjusted EBITDA, an income-based measure, during the period from the respective balance sheet date to December 31, 2019. The calculation of the prospective component of Remaining Consideration represents management's best estimate of these two financial measures.

We then discount the Remaining Consideration using a commensurate risk-adjusted discount rate and recognize the present value on our consolidated balance sheets with the change in present value recognized in earnings in the period of change.
The estimates and expectations used in calculating the prospective component of Remaining Consideration and the present value calculation of the Remaining Consideration involve a significant amount of judgment as the calculations are based on future events and/or conditions, including (i) revenues, (ii) estimates of future volume throughput, capital expenditures, operating costs and their timing and (iii) economic and regulatory climates, among other factors. Our estimates of these inputs are inherently imprecise because they reflect our expectation of future conditions that are largely outside of our control. While the assumptions used are consistent with our current business plans and investment decisions, these assumptions could change significantly during the period leading up to settlement of the Deferred Purchase Price Obligation. See Note 16 to the consolidated financial statements for additional information.
Minimum Volume Commitments
Certain of our gathering agreements provide for a monthly, quarterly or annual MVC from our customers. As of December 31, 2016, we had MVCs totaling 1.1 Bcfe/d through 2021.
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
We billed $64.6 million of MVC shortfall payments to customers that did not meet their MVCs during 2016. For those customers that do not have credit banking mechanisms in their gathering agreements, or have no ability to use MVC shortfall payments as credits, the MVC shortfall payments from these customers are accounted for as gathering revenue in the period that they are earned. We recognized $13.3 million of gathering revenue due to the credit bank expiration of previous MVC shortfall payments. MVC shortfall payment adjustments in 2016 totaled

$0.3 million and included adjustments related to future anticipated shortfall payments from certain customers in the Williston Basin, Piceance/DJ Basins, Barnett Shale and Marcellus Shale segments.
The following table presents the impact of our MVC activity by reportable segment during the year ended December 31, 2016.

	Year ended December 31, 2016
	MVC billings	Gathering revenue	Adjustments to MVC shortfall payments
	(In thousands)
Net change in deferred revenue:
Williston Basin	$8,691	$—	$8,691
Piceance/DJ Basins	15,926	12,638	3,288
Barnett Shale	—	677	(677)
Marcellus Shale	—	—	—
Total change in deferred revenue	$24,617	$13,315	$11,302

MVC shortfall payment adjustments:
Williston Basin	$7,536	$7,536	$—
Piceance/DJ Basins	27,183	27,183	(317)
Barnett Shale	1,373	1,373	615
Marcellus Shale	3,895	3,895	—
Total MVC shortfall payment adjustments	$39,987	$39,987	$298

Total	$64,604	$53,302	$11,600
Deferred Revenue. We record customer billings for obligations under their MVCs as deferred revenue when the customer has the right to utilize shortfall payments to offset gathering or processing fees in subsequent periods. We recognize deferred revenue under these arrangements in revenue once all contingencies or potential performance obligations associated with the related volumes have either (i) been satisfied through the gathering or processing of future excess volumes of natural gas, or (ii) expired (or lapsed) through the passage of time pursuant to the terms of the applicable gathering agreement. We also recognize deferred revenue when it is determined that a given amount of MVC shortfall payments cannot be recovered by offsetting gathering or processing fees in subsequent contracted measurement periods. In making this determination, we consider both quantitative and qualitative facts and circumstances, including, but not limited to, contract terms, capacity of the associated pipeline or receipt point and/or expectations regarding future investment, drilling and production.
We classify deferred revenue as a current liability for arrangements where the expiration of a customer's right to utilize shortfall payments is twelve months or less. We classify deferred revenue as noncurrent for arrangements where the expiration of the right to utilize shortfall payments and our estimate of its potential utilization is more than 12 months. As of December 31, 2016, noncurrent deferred revenue totaled $57.5 million and represents amounts that provide these customers the ability to offset their gathering fees, as determined by the MVC contract, to the extent that their throughput volumes exceed their MVC.
Adjustments for MVC Shortfall Payments. We estimate the impact of expected MVC shortfall payments for inclusion in our calculation of segment adjusted EBITDA. Adjustments related to MVC shortfall payments account for:

•	the net increases or decreases in deferred revenue for MVC shortfall payments and

•
our inclusion of expected annual MVC shortfall payments. We include a proportional amount of these historical or expected MVC shortfall payments in our calculation of segment adjusted EBITDA each quarter until we actually recognize the shortfall payment. These adjustments have not been billed to our customers and are not recognized in our consolidated financial statements.

We estimate expected MVC shortfall payments based on assumptions including, but not limited to, contract terms, historical volume throughput data and expectations regarding future investment, drilling and production.

For additional information, see Notes 2, 3 and 8 to the consolidated financial statements and the "Results of Operations" and "Liquidity and Capital Resources—Credit and Counterparty Concentration Risks" sections herein.

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
Forward-looking statements are based on current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond the control of our management team.  All forward-looking statements in this report and subsequent written and oral forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements in this paragraph.  These risks and uncertainties include, among others:

•	fluctuations in natural gas, NGLs and crude oil prices;

•	the extent and success of our customers' drilling efforts, as well as the quantity of natural gas and crude oil volumes produced within proximity of our assets;

•	failure or delays by our customers in achieving expected production in their natural gas, crude oil and produced water projects;

•	competitive conditions in our industry and their impact on our ability to connect hydrocarbon supplies to our gathering and processing assets or systems;

•
actions or inactions taken or nonperformance by third parties, including suppliers, contractors, operators, processors, transporters and customers, including the inability or failure of our shipper customers to meet their financial obligations under our gathering agreements and our ability to enforce the terms and conditions of certain of our gathering agreements in the event of a bankruptcy of one or more of our customers;

•
our ability to acquire assets owned by third parties, which is subject to a number of factors, including prevailing conditions and outlook in the natural gas, NGL and crude oil industries and markets and our ability to obtain financing on acceptable terms;

•	our ability to consummate acquisitions, successfully integrate the acquired businesses, realize any cost savings and other synergies from any acquisition;

•	the ability to attract and retain key management personnel;

•	commercial bank and capital market conditions and the potential impact of changes or disruptions in the credit and/or capital markets;

•	changes in the availability and cost of capital and the results of our financing efforts, including availability of funds in the credit and/or capital markets;

•	restrictions placed on us by the agreements governing our debt instruments;

•	the availability, terms and cost of downstream transportation and processing services;

•	natural disasters, accidents, weather-related delays, casualty losses and other matters beyond our control;

•	operational risks and hazards inherent in the gathering, treating and/or processing of natural gas, crude oil and produced water;

•	weather conditions and terrain in certain areas in which we operate;

•	any other issues that can result in deficiencies in the design, installation or operation of our gathering, treating and processing facilities;

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our current interest rate risk exposure is largely related to our debt portfolio. As of December 31, 2016, we had $600.0 million principal of fixed-rate Senior Notes and $648.0 million outstanding under our variable rate Revolving Credit Facility (see Note 9 to the consolidated financial statements). While existing fixed-rate debt mitigates the downside impact of fluctuations in interest rates, future issuances of long-term debt could be impacted by increases in interest rates, which could result in higher overall interest costs. In addition, the borrowings under our Revolving Credit Facility, which have a variable interest rate, also expose us to the risk of increasing interest rates. For the year ended December 31, 2016, a hypothetical 1% increase (decrease) in interest rates would have increased (decreased) our interest expense by approximately $6.5 million assuming no changes in amounts drawn or other variables under our Revolving Credit Facility or Senior Notes.
Commodity Price Risk
We currently generate a substantial majority of our revenues pursuant to primarily long-term and fee-based gathering agreements, many of which include MVCs and areas of mutual interest. Our direct commodity price exposure relates to (i) our sale of physical natural gas we retain from certain DFW Midstream system customers, (ii) our procurement of electricity to operate our electric-drive compression assets on the DFW Midstream system, (iii) the sale of condensate volumes that we retain on the Grand River system and (iv) the sale of processed natural gas and NGLs pursuant to our percent-of-proceeds contracts with certain of our customers on the Bison Midstream and Grand River systems. Our gathering agreements with certain DFW Midstream system customers permit us to retain a certain quantity of natural gas that we sell to offset the power costs we incur to operate our electric-drive compression assets. Our gathering agreements with our Grand River customers permit us to retain condensate volumes from the Grand River system gathering lines. We manage our direct exposure to natural gas and power prices through the use of forward power purchase contracts with wholesale power providers that require us to purchase a fixed quantity of power at a fixed heat rate based on prevailing natural gas prices on the Waha Hub Index. Because we also sell our retainage gas at prices that are based on the Waha Hub Index, we have effectively fixed the relationship between our compression electricity expense and natural gas sales. We do not enter into risk management contracts for speculative purposes.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of Summit Midstream GP, LLC and the unitholders of Summit Midstream Partners, LP
The Woodlands, Texas
We have audited the accompanying consolidated balance sheets of Summit Midstream Partners, LP and subsidiaries (the "Partnership") as of December 31, 2016 and 2015, and the related consolidated statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements as of and for the year ended December 31, 2016 of Ohio Condensate Company, L.L.C. and Ohio Gathering Company, L.L.C. (collectively “Ohio Gathering”), the Partnership's investments which are accounted for by use of the equity method. The accompanying 2016 consolidated financial statements of the Partnership include its equity investments in Ohio Gathering of $707,415,000 as of December 31, 2016, and its loss from equity method investees of $30,344,000 for the year then ended. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Ohio Gathering as of and for the year ended December 31, 2016, is based solely on the reports of the other auditors.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.
In our opinion, based on our audits and the reports of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Summit Midstream Partners, LP and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2017 expressed an unqualified opinion on the Partnership's internal control over financial reporting based on our audit.

/s/ DELOITTE & TOUCHE LLP
Atlanta, Georgia
February 27, 2017

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$7,428	$21,793
Accounts receivable	97,364	89,581
Other current assets	4,309	3,573
Total current assets	109,101	114,947
Property, plant and equipment, net	1,853,671	1,812,783
Intangible assets, net	421,452	461,310
Goodwill	16,211	16,211
Investment in equity method investees	707,415	751,168
Other noncurrent assets	7,329	8,253
Total assets	$3,115,179	$3,164,672

Liabilities and Partners' Capital
Current liabilities:
Trade accounts payable	$16,251	$40,808
Accrued expenses	11,389	6,776
Due to affiliate	258	1,149
Deferred revenue	—	677
Ad valorem taxes payable	10,588	10,271
Accrued interest	17,483	17,483
Accrued environmental remediation	4,301	7,900
Other current liabilities	11,471	6,521
Total current liabilities	71,741	91,585
Long-term debt	1,240,301	1,267,270
Deferred Purchase Price Obligation	563,281	—
Deferred revenue	57,465	45,486
Noncurrent accrued environmental remediation	5,152	5,764
Other noncurrent liabilities	7,566	7,268
Total liabilities	1,945,506	1,417,373
Commitments and contingencies (Note 15)

Common limited partner capital (72,111 units issued and outstanding at December 31, 2016 and 42,063 units issued and outstanding at December 31, 2015)	1,129,132	744,977
Subordinated limited partner capital (0 units issued and outstanding at December 31, 2016 and 24,410 units issued and outstanding at December 31, 2015)	—	213,631
General partner interests (1,471 units issued and outstanding at December 31, 2016 and 1,355 units issued and outstanding at December 31, 2015)	29,294	25,634
Noncontrolling interest	11,247	—
Summit Investments' equity in contributed subsidiaries	—	763,057
Total partners' capital	1,169,673	1,747,299
Total liabilities and partners' capital	$3,115,179	$3,164,672
The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2016	2015	2014
	(In thousands, except per-unit amounts)
Revenues:
Gathering services and related fees	$345,961	$337,819	$267,478
Natural gas, NGLs and condensate sales	35,833	42,079	97,094
Other revenues	20,568	20,659	22,597
Total revenues	402,362	400,557	387,169
Costs and expenses:
Cost of natural gas and NGLs	27,421	31,398	72,415
Operation and maintenance	95,334	94,986	94,869
General and administrative	52,410	45,108	43,281
Depreciation and amortization	112,239	105,117	90,878
Transaction costs	1,321	1,342	2,985
Environmental remediation	—	21,800	5,000
Loss (gain) on asset sales, net	93	(172)	442
Long-lived asset impairment	1,764	9,305	5,505
Goodwill impairment	—	248,851	54,199
Total costs and expenses	290,582	557,735	369,574
Other income	116	2	1,189
Interest expense	(63,810)	(59,092)	(48,586)
Deferred Purchase Price Obligation expense	(55,854)	—	—
Loss before income taxes and loss from equity method investees	(7,768)	(216,268)	(29,802)
Income tax (expense) benefit	(75)	603	(854)
Loss from equity method investees	(30,344)	(6,563)	(16,712)
Net loss	$(38,187)	$(222,228)	$(47,368)
Less:
Net income (loss) attributable to Summit Investments	2,745	(30,016)	(23,376)
Net loss attributable to noncontrolling interest	(14)	—	—
Net loss attributable to SMLP	(40,918)	(192,212)	(23,992)
Less net loss and IDRs attributable to General Partner	7,261	3,398	3,125
Net loss attributable to limited partners	$(48,179)	$(195,610)	$(27,117)

Loss per limited partner unit:
Common unit – basic	$(0.71)	$(3.20)	$(0.49)
Common unit – diluted	$(0.71)	$(3.20)	$(0.49)
Subordinated unit – basic and diluted		$(2.88)	$(0.44)

Weighted-average limited partner units outstanding:
Common units – basic	68,264	39,217	33,311
Common units – diluted	68,264	39,217	33,311
Subordinated units – basic and diluted		24,410	24,410
The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

	Partners' capital			Summit Investments' equity in contributed subsidiaries
	Limited partners		General Partner
	Common	Subordinated			Total
	(In thousands)
Partners' capital, January 1, 2014	$566,532	$379,287	$23,324	$426,663	$1,395,806
Net (loss) income	(15,948)	(11,169)	3,125	(23,376)	(47,368)
Distributions to unitholders	(67,658)	(49,796)	(4,770)	—	(122,224)
Unit-based compensation	4,696	—	—	—	4,696
Tax withholdings on vested SMLP LTIP awards	(656)	—	—	—	(656)
Issuance of common units, net of offering costs	197,806	—	—	—	197,806
Contribution from General Partner	—	—	4,235	—	4,235
Purchase of Red Rock Gathering	—	—	—	(307,941)	(307,941)
Excess of purchase price over acquired carrying value of Red Rock Gathering	(37,910)	(26,891)	(1,323)	66,124	—
Assets contributed to Red Rock Gathering from Summit Investments	2,426	1,722	85	—	4,233
Cash advance from Summit Investments to contributed subsidiaries, net	—	—	—	674,383	674,383
Expenses paid by Summit Investments on behalf of contributed subsidiaries	—	—	—	24,884	24,884
Capitalized interest allocated to contributed subsidiaries from Summit Investments	—	—	—	1,310	1,310
Capital expenditures paid by Summit Investments on behalf of contributed subsidiaries	—	—	—	597	597
Class B membership interest noncash compensation	—	—	—	1,145	1,145
Repurchase of SMLP LTIP units	(228)	—	—	—	(228)
Partners' capital, December 31, 2014	$649,060	$293,153	$24,676	$863,789	$1,830,678

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
(continued)

	Partners' capital			Summit Investments' equity in contributed subsidiaries
	Limited partners		General Partner
	Common	Subordinated			Total
	(In thousands)
Partners' capital, December 31, 2014	$649,060	$293,153	$24,676	$863,789	$1,830,678
Net (loss) income	(123,817)	(71,793)	3,398	(30,016)	(222,228)
Distributions to unitholders	(86,880)	(55,410)	(9,784)	—	(152,074)
Unit-based compensation	6,174	—	—	—	6,174
Tax withholdings on vested SMLP LTIP awards	(1,616)	—	—	—	(1,616)
Issuance of common units, net of offering costs	221,977	—	—	—	221,977
Contribution from General Partner	—	—	4,737	—	4,737
Purchase of Polar and Divide	—	—	—	(285,677)	(285,677)
Excess of acquired carrying value over consideration paid for Polar and Divide	80,079	47,681	2,607	(130,367)	—
Cash advance from Summit Investments to contributed subsidiaries, net	—	—	—	320,527	320,527
Expenses paid by Summit Investments on behalf of contributed subsidiaries	—	—	—	22,879	22,879
Capitalized interest allocated to contributed subsidiaries from Summit Investments	—	—	—	1,079	1,079
Class B membership interest noncash compensation	—	—	—	843	843
Partners' capital, December 31, 2015	$744,977	$213,631	$25,634	$763,057	$1,747,299

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
(continued)

	Partners' capital			Noncontrolling interest	Summit Investments' equity in contributed subsidiaries
	Limited partners		General Partner
	Common	Subordinated				Total
	(In thousands)
Partners' capital, December 31, 2015	$744,977	$213,631	$25,634	$—	$763,057	$1,747,299
Net (loss) income	(49,219)	1,040	7,261	(14)	2,745	(38,187)
Distributions to unitholders	(142,214)	(14,034)	(11,256)	—	—	(167,504)
Unit-based compensation	7,550	—	—	—	—	7,550
Tax withholdings on vested SMLP LTIP awards	(1,181)	—	—	—	—	(1,181)
Issuance of common units, net of offering costs	125,233	—	—	—	—	125,233
Contribution from General Partner	—	—	2,702	—	—	2,702
Subordinated units conversion	200,637	(200,637)	—	—	—	—
Purchase of 2016 Drop Down Assets	—	—	—	—	(866,858)	(866,858)
Establishment of noncontrolling interest	—	—	—	11,261	(11,261)	—
Distribution of debt related to Carve-Out Financial Statements of Summit Investments	—	—	—	—	342,926	342,926
Excess of acquired carrying value over consideration paid for 2016 Drop Down Assets	243,044	—	4,953	—	(247,997)	—
Cash advance from Summit Investments to contributed subsidiaries, net	—	—	—	—	12,214	12,214
Expenses paid by Summit Investments on behalf of contributed subsidiaries	—	—	—	—	4,821	4,821
Capitalized interest allocated to contributed subsidiaries from Summit Investments	—	—	—	—	223	223
Class B membership interest noncash compensation	305	—	—	—	130	435
Partners' capital, December 31, 2016	$1,129,132	$—	$29,294	$11,247	$—	$1,169,673
The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2016	2015	2014
	(In thousands)
Cash flows from operating activities:
Net loss	$(38,187)	$(222,228)	$(47,368)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	112,661	105,903	91,822
Amortization of debt issuance costs	3,976	4,309	3,836
Deferred Purchase Price Obligation expense	55,854	—	—
Unit-based and noncash compensation	7,985	7,017	5,841
Loss from equity method investees	30,344	6,563	16,712
Distributions from equity method investees	44,991	34,641	2,992
Loss (gain) on asset sales, net	93	(172)	442
Long-lived asset impairment	1,764	9,305	5,505
Goodwill impairment	—	248,851	54,199
Write-off of debt issuance costs	—	727	1,554
Purchase accounting adjustment	—	—	(1,185)
Changes in operating assets and liabilities:
Accounts receivable	(7,783)	3,328	(21,503)
Insurance receivable	—	25,000	(25,000)
Trade accounts payable	2,001	(1,450)	(420)
Accrued expenses	4,613	(1,967)	509
Due to affiliate	(891)	1,377	(883)
Change in deferred revenue	11,302	(11,453)	26,378
Ad valorem taxes payable	317	1,092	804
Accrued interest	—	(1,375)	6,714
Accrued environmental remediation, net	(4,211)	(16,336)	30,000
Other, net	5,666	(1,757)	2,004
Net cash provided by operating activities	230,495	191,375	152,953
Cash flows from investing activities:
Capital expenditures	(142,719)	(272,225)	(343,380)
Initial contribution to Ohio Gathering	—	—	(8,360)
Acquisition of Ohio Gathering Option	—	—	(190,000)
Option Exercise	—	—	(382,385)
Contributions to equity method investees	(31,582)	(86,200)	(145,131)
Acquisition of gathering systems	—	—	(10,872)
Acquisitions of gathering systems from affiliate, net of acquired cash	(359,431)	(288,618)	(305,000)
Other, net	(394)	323	325
Net cash used in investing activities	(534,126)	(646,720)	(1,384,803)

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Year ended December 31,
	2016	2015	2014
	(In thousands)
Cash flows from financing activities:
Distributions to unitholders	(167,504)	(152,074)	(122,224)
Borrowings under Revolving Credit Facility	520,300	367,000	294,295
Repayments under Revolving Credit Facility	(204,300)	(151,000)	(430,295)
Borrowings under term loan	—	—	400,000
Repayments under term loan	—	(182,500)	(100,000)
Debt issuance costs	(3,032)	(412)	(8,323)
Proceeds from issuance of common units, net	125,233	221,977	197,806
Contribution from General Partner	2,702	4,737	4,235
Cash advance from Summit Investments to contributed subsidiaries, net	12,214	320,527	674,383
Expenses paid by Summit Investments on behalf of contributed subsidiaries	4,821	22,879	24,884
Issuance of senior notes	—	—	300,000
Repurchase of equity-based compensation awards	—	—	(228)
Other, net	(1,168)	(1,807)	(656)
Net cash provided by financing activities	289,266	449,327	1,233,877
Net change in cash and cash equivalents	(14,365)	(6,018)	2,027
Cash and cash equivalents, beginning of period	21,793	27,811	25,784
Cash and cash equivalents, end of period	$7,428	$21,793	$27,811

Supplemental cash flow disclosures:
Cash interest paid	$63,000	$59,302	$38,453
Less capitalized interest	3,709	3,372	4,646
Interest paid (net of capitalized interest)	$59,291	$55,930	$33,807

Cash paid for taxes	$—	$—	$—

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Year ended December 31,
	2016	2015	2014
	(In thousands)
Noncash investing and financing activities:
Capital expenditures in trade accounts payable (period-end accruals)	$8,422	$34,977	$31,110
Issuance of Deferred Purchase Price Obligation to affiliate to partially fund the 2016 Drop Down	507,427	—	—
Excess of acquired carrying value over consideration paid and recognized for 2016 Drop Down Assets	247,997	—	—
Distribution of debt related to Carve-Out Financial Statements of Summit Investments	342,926	—	—
Excess of acquired carrying value over consideration paid for Polar and Divide	—	130,367	—
Capitalized interest allocated to contributed subsidiaries from Summit Investments	223	1,079	1,310
Capital expenditures paid by Summit Investments on behalf of contributed subsidiaries	—	—	597
Excess of consideration paid over acquired carrying value of Red Rock Gathering	—	—	(66,124)
Assets contributed to Red Rock Gathering from Summit Investments	—	—	4,233
The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION, BUSINESS OPERATIONS AND PRESENTATION AND CONSOLIDATION
Organization. SMLP, a Delaware limited partnership, was formed in May 2012 and began operations in October 2012 in connection with its IPO of common limited partner units. SMLP is a growth-oriented limited partnership focused on developing, owning and operating midstream energy infrastructure assets that are strategically located in the core producing areas of unconventional resource basins, primarily shale formations, in the continental United States. Our business activities are conducted through various operating subsidiaries, each of which is owned or controlled by our wholly owned subsidiary holding company, Summit Holdings, a Delaware limited liability company. References to the "Partnership," "we," or "our" refer collectively to SMLP and its subsidiaries.
The General Partner, a Delaware limited liability company, manages our operations and activities. Summit Investments, a Delaware limited liability company, is the ultimate owner of our General Partner and has the right to appoint the entire Board of Directors of our General Partner. Summit Investments is controlled by Energy Capital Partners.
In addition to its approximate 2% general partner interest in SMLP (including the IDRs) in respect of SMLP, Summit Investments has indirect ownership interests in our common units. As of December 31, 2016, Summit Investments beneficially owned 29,854,581 SMLP common units.
Neither SMLP nor its subsidiaries have any employees. All of the personnel that conduct our business are employed by Summit Investments, but these individuals are sometimes referred to as our employees.
Effective with the completion of its IPO, SMLP had a 100% ownership interest in Summit Holdings, which had a 100% ownership interest in both DFW Midstream and Grand River.
In February 2013, Summit Investments acquired all of the outstanding membership interests of Bear Tracker Energy, LLC and subsequently renamed it Meadowlark Midstream. In June 2013, the Partnership acquired all of the membership interests of Bison Midstream from a subsidiary of Summit Investments (the "Bison Drop Down"). As such, the Bison Drop Down was determined to be a transaction among entities under common control. The net assets that comprise Bison Midstream were carved out from Meadowlark Midstream in connection with the Bison Drop Down. Common control of Bison Midstream began in February 2013.
In June 2013, Mountaineer Midstream, LLC, a newly formed, wholly owned subsidiary of the Partnership, acquired natural gas gathering pipeline and compression assets from an affiliate of MarkWest Energy Partners, L.P. In December 2013, Mountaineer Midstream, LLC was merged into DFW Midstream.
In March 2014, the Partnership acquired all of the membership interests of Red Rock Gathering from a subsidiary of Summit Investments (the "Red Rock Drop Down"). As such, the Red Rock Drop Down was determined to be a transaction among entities under common control. Common control of Red Rock Gathering began in October 2012. Concurrent with the closing of the Red Rock Drop Down, SMLP contributed its interest in Red Rock Gathering to Grand River.
In May 2015, the Partnership acquired all of the membership interests of Polar Midstream and Epping from a subsidiary of Summit Investments (the "Polar and Divide Drop Down"). As such, the Polar and Divide Drop Down was determined to be a transaction among entities under common control. Polar Midstream's net assets were carved out of Meadowlark Midstream immediately prior to the Polar and Divide Drop Down. Concurrent with the closing of the Polar and Divide Drop Down, Epping became a wholly owned subsidiary of Polar Midstream and SMLP contributed Polar Midstream (including Epping) to Bison Midstream. Common control began in (i) February 2013 for Polar Midstream and (ii) April 2014 for Epping.
In February 2016, the Partnership and SMP Holdings, a wholly owned subsidiary of Summit Investments, entered into a contribution agreement (the "Contribution Agreement") pursuant to which SMP Holdings agreed to contribute to the Partnership substantially all of its limited partner interest in OpCo, a Delaware limited partnership that owns (i) 100% of the issued and outstanding membership interests of Summit Utica, Meadowlark Midstream and Tioga Midstream and collectively with Summit Utica and Meadowlark Midstream, the "Contributed Entities"), each a limited liability company and (ii) a 40% ownership interest in each of OGC and OCC (collectively with OpCo and the Contributed Entities, the “2016 Drop Down Assets”)(the “2016 Drop Down”). The 2016 Drop Down closed in March 2016; concurrent therewith, a subsidiary of Summit Investments retained a 1% noncontrolling interest in OpCo, which is managed by OpCo GP, a Delaware limited liability company and a wholly owned subsidiary of Summit Holdings.

Business Operations. We provide natural gas gathering, treating and processing services as well as crude oil and produced water gathering services pursuant to primarily long-term and fee-based agreements with our customers. Our results are driven primarily by the volumes of natural gas that we gather, treat, compress and process as well as by the volumes of crude oil and produced water that we gather. We are the owner-operator of or have significant ownership interests in the following gathering systems:

•
Ohio Gathering, a natural gas gathering system and a condensate stabilization facility operating in the Appalachian Basin, which includes the Utica and Point Pleasant shale formations in southeastern Ohio;

•	Summit Utica, a natural gas gathering system operating in the Appalachian Basin, which includes the Utica and Point Pleasant shale formations in southeastern Ohio;

•	Bison Midstream, an associated natural gas gathering system operating in the Williston Basin, which includes the Bakken and Three Forks shale formations in northwestern North Dakota;

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

•	Niobrara G&P, an associated natural gas gathering and processing system operating in the DJ Basin, which includes the Niobrara and Codell shale formations in northeastern Colorado;

•	DFW Midstream, a natural gas gathering system operating in the Fort Worth Basin, which includes the Barnett Shale formation in north-central Texas; and

•	Mountaineer Midstream, a natural gas gathering system operating in the Appalachian Basin, which includes the Marcellus Shale formation in northern West Virginia.
Meadowlark Midstream is the legal entity which owns (i) certain crude oil and produced water gathering pipelines, which are managed and reported as part of the Polar and Divide system subsequent to the 2016 Drop Down and (ii) Niobrara G&P, which is managed and reported as part of the Grand River system subsequent to the 2016 Drop Down.
Presentation and Consolidation. We prepare our consolidated financial statements in accordance with GAAP as established by the FASB. We make estimates and assumptions that affect the reported amounts of assets and liabilities at the balance sheet dates, including fair value measurements, the reported amounts of revenue and expense and the disclosure of contingencies. Although management believes these estimates are reasonable, actual results could differ from its estimates.
The consolidated financial statements include the assets, liabilities and results of operations of SMLP and its wholly owned subsidiaries. All intercompany transactions among the consolidated entities have been eliminated in consolidation. For the purposes of the consolidated financial statements, SMLP's results of operations reflect the results of operations of: (i) Bison Midstream, Polar and Divide, Grand River, Niobrara G&P, DFW Midstream and Mountaineer Midstream for all periods presented, (ii) Ohio Gathering since January 2014, (iii) Tioga Midstream since April 2014 and (iv) Summit Utica since December 2014. The financial position, results of operations and cash flows of Polar and Divide and Niobrara G&P included herein have been derived from the accounting records of Meadowlark Midstream on a carve-out basis (see Note 2). The carve-out allocations and estimates were based on methodologies that management believes are reasonable. The carve-out results reflected herein, however, may not reflect what these entities' financial position, results of operations or cash flows would have been if any had been a stand-alone company.
SMLP recognized its drop down acquisitions at Summit Investments' historical cost because the acquisitions were executed by entities under common control. The excess of Summit Investments' net investment over the consideration paid and recognized for a contributed subsidiary is recognized as an addition to partners' capital, while the excess of purchase price paid and recognized over net investment is recognized as a reduction to partners' capital. Due to the common control aspect, we account for drop down transactions on an “as-if pooled” basis for the periods during which common control existed.

Reclassifications. In the first quarter of 2016, we adopted ASU No. 2015-03 Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). As a result, these consolidated financial statements reflect the retrospective reclassification of $9.2 million of debt issuance costs from other noncurrent assets to long-term debt at December 31, 2015 (see Note 2).

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
Asset Retirement Obligations. We record a liability for asset retirement obligations only if and when a future asset retirement obligation with a determinable life is identified. For identified asset retirement obligations, we then evaluate whether the expected date and related costs of retirement can be estimated. We have concluded that our gathering and processing assets have an indeterminate life because they are owned and will operate for an indeterminate period when properly maintained. Because we did not have sufficient information to reasonably estimate the amount or timing of such obligations and we have no current plan to discontinue use of any significant assets, we did not provide for any asset retirement obligations as of December 31, 2016 or 2015.
Amortizing Intangibles. Upon the acquisition of DFW Midstream, certain of its gas gathering contracts were deemed to have above-market pricing structures while another was deemed to have pricing that was below market. We have recognized the above-market contracts as favorable gas gathering contracts. We have recognized the below-market contract as the unfavorable gas gathering contract and included it in other noncurrent liabilities. We amortize these contracts using a straight-line method over the contract's estimated useful life. We define useful life as the period over which the contract is expected to contribute to our future cash flows. These contracts have original terms ranging from 10 years to 20 years. We recognize the amortization expense associated with these contracts in other revenues.

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
Equity Method Investments. We account for investments in which we exercise significant influence using the equity method so long as we (i) do not control the investee and (ii) are not the primary beneficiary. We recognize these investments in investment in equity method investees in the accompanying consolidated balance sheets. We recognize our proportionate share of earnings or loss in net income on a one-month lag.
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
Other Noncurrent Assets. Other noncurrent assets primarily consist of external costs incurred in connection with the closing of our Revolving Credit Facility and related amendments. We capitalize and then amortize these debt issuance costs on a straight-line basis over the life of the respective debt instrument. We recognize amortization of Revolving Credit Facility debt issuance costs in interest expense.
Debt Issuance Costs. Debt issuance costs, other than those associated with our Revolving Credit Facility, are reflected in the carrying value of the Senior Notes as an adjustment to the principal amount and amortized on a straight-line basis over the life of the respective debt instrument. We recognize Senior Notes debt issuance costs in interest expense.
Deferred Purchase Price Obligation. We recognize a liability for the Deferred Purchase Price Obligation (as defined later) to reflect the expected value of the Remaining Consideration to be paid in 2020 for the acquisition of the 2016 Drop Down Assets. We estimate Remaining Consideration by summing the calculations of (i) actual capital expenditures incurred and Business Adjusted EBITDA (as defined later) recognized from the 2016 Drop Down Assets during the period since closing the 2016 Drop Down to the current balance sheet date and (ii)

estimates of projected capital expenditures and Business Adjusted EBITDA related to the 2016 Drop Down Assets for periods subsequent to the respective balance sheet date until December 31, 2019. We discount the Remaining Consideration using a commensurate risk-adjusted discount rate and recognize the change in present value of the Remaining Consideration in earnings in the period of change. Our recognition of the change in present value of the Remaining Consideration in the consolidated statements of operations represents the change in present value, which comprises a time value of money concept, as well as (i) actual results from the 2016 Drop Down Assets and (ii) adjustments to projections and the expected value of the Remaining Consideration (see Note 16).
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
Derivative Contracts. We have commodity price exposure related to our sale of the physical natural gas we retain from certain DFW Midstream system customers and our procurement of electricity to operate the DFW Midstream system's electric-drive compression assets. Our gas gathering agreements with certain DFW Midstream customers permit us to retain a certain quantity of natural gas that we gather to offset the power costs we incur to operate these electric-drive compression assets. We manage this direct exposure to natural gas and power prices through the use of forward power purchase contracts with wholesale power providers that require us to purchase a fixed quantity of power at a fixed heat rate based on prevailing natural gas prices based on the Waha Hub Index. Because we sell our retainage gas from these customers at prices that are based on the Waha Hub Index, we have effectively fixed the relationship between a portion of our compression electricity expense and natural gas retainage sales.
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
We recognize revenue earned from fee-based gathering, treating and processing services in gathering services and related fees revenue. We also earn revenue from the sale of physical natural gas purchased from our customers under percentage-of-proceeds arrangements. These revenues are recognized in natural gas, NGLs and condensate sales with corresponding expense recognition for the producer's share of the proceeds in cost of natural gas and NGLs. We sell substantially all of the natural gas that we retain from certain DFW Midstream customers to offset the power expenses of the electric-driven compression on the DFW Midstream system. We also sell condensate retained from our gathering services at Grand River. Revenues from the retainage of natural gas and condensate are recognized in natural gas, NGLs and condensate sales; the associated expense is included in operation and maintenance expense. Certain customers reimburse us for costs we incur on their behalf. We record costs incurred and reimbursed by our customers on a gross basis, with the revenue component recognized in other revenues.
We recognize revenue when all of the following criteria are met: (i) persuasive evidence of an exchange arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed or determinable and (iv) collectability is reasonably assured.
We provide gathering and/or processing services principally under contracts that contain one or more of the following arrangements:

•
Fee-based arrangements. Under fee-based arrangements, we receive a fee or fees for one or more of the following services (i) natural gas gathering, treating and/or processing and (ii) crude oil and/or produced water gathering.

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

Certain of our gathering and processing agreements provide for a monthly, quarterly or annual MVC. Under these MVCs, our customers agree to ship and/or process a minimum volume of production on our gathering systems or to pay a minimum monetary amount over certain periods during the term of the MVC. A customer must make a shortfall payment to us at the end of the contracted measurement period if its actual throughput volumes are less than its MVC for that period. Certain customers are entitled to utilize shortfall payments to offset gathering fees in one or more subsequent contracted measurement periods to the extent that such customer's throughput volumes in a subsequent contracted measurement period exceed its MVC for that contracted measurement period.
We recognize customer billings for obligations under their MVCs as revenue when the obligations are billable under the contract and the customer does not have the right to utilize shortfall payments to offset gathering or processing fees in excess of its MVCs in subsequent periods.
We record customer billings for obligations under their MVCs as deferred revenue when the customer has the right to utilize shortfall payments to offset gathering or processing fees in subsequent periods. We recognize deferred revenue under these arrangements in revenue once all contingencies or potential performance obligations associated with the related volumes have either (i) been satisfied through the gathering or processing of future excess volume throughput, or (ii) expired (or lapsed) through the passage of time pursuant to the terms of the applicable gathering or processing agreement. We also recognize deferred revenue in revenues when it is determined that a given amount of MVC shortfall payments cannot be recovered by offsetting gathering or processing fees in subsequent contracted measurement periods. In making this determination, we consider both quantitative and qualitative facts and circumstances, including, but not limited to, contract terms, capacity of the associated pipeline or receipt point and/or expectations regarding future investment, drilling and production.
We classify deferred revenue as a current liability for arrangements where the expiration of a customer's right to utilize shortfall payments is 12 months or less. We classify deferred revenue as noncurrent for arrangements where the expiration of the right to utilize shortfall payments and our estimate of its potential utilization is more than 12 months.
Unit-Based Compensation. For awards of unit-based compensation, we determine a grant date fair value and recognize the related compensation expense in the statements of operations over the vesting period of the respective awards.
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
Earnings or Loss Per Unit. We determine basic EPU by dividing the net income or loss that is attributed, in accordance with the net income and loss allocation provisions of our Partnership Agreement, to limited partners under the two-class method, after deducting (i)  the 1% noncontrolling interest in OpCo (for periods subsequent to the 2016 Drop Down), (ii) any net income or loss of contributed subsidiaries that is attributable to Summit Investments, (iii) the General Partner's approximate 2% interest in net income or loss and (iv) any payment of IDRs, by the weighted-average number of limited partner units outstanding. Diluted EPU reflects the potential dilution that could occur if securities or other agreements to issue common units, such as unit-based compensation, were exercised, settled or converted into common units and included in the weighted-average number of units outstanding. When it is determined that potential common units resulting from an award subject to performance or market conditions should be included in the diluted EPU calculation, the impact is reflected by applying the treasury stock method.
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
Allocation of Certain Liabilities in Drop Downs. For drop down transactions involving assets for which their development was funded with debt incurred by Summit Investments or a subsidiary thereof, which was allocated to but not ultimately assumed by the Partnership and later replaced with bank borrowings or debt capital at the Partnership, we allocate a portion of that debt, net of debt issuance costs, to the drop down assets during the common control period. Interest expense is allocated and recognized during the common control period. Any outstanding debt balance or principal is included in the calculation of the excess or deficit of acquired carrying value relative to consideration paid and recognized.

Recent Accounting Pronouncements. Accounting standard setters frequently issue new or revised accounting rules. We review new pronouncements to determine the impact, if any, on our financial statements. Accounting standards that have or could possibly have a material effect on our financial statements are discussed below.
Recently Adopted Accounting Pronouncements. We have recently adopted the following accounting pronouncements:

•
ASU No. 2015-03 Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). Under ASU 2015-03, entities that have historically presented debt issuance costs as an asset, related to a recognized debt liability, will be required to present those costs as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB amended ASU 2015-03 to address the presentation and subsequent measurement of debt issuance costs related to line of credit (“LOC”) arrangements. The amendment permits an entity to defer and present debt issuance costs as an asset and subsequently amortize debt issuance costs ratably over the term of a LOC arrangement, regardless of whether there are outstanding borrowings under that LOC arrangement.  This new standard became effective for fiscal years and interim periods within those years, beginning after December 15, 2015. The January 2016 adoption of this update resulted in a reclassification from other noncurrent assets to long-term debt of the debt issuance costs associated with our Senior Notes (see Note 9). Debt issuance costs associated with the Revolving Credit Facility will remain in other noncurrent assets. This standard had no impact on interest expense, net income or loss, EPU or partners' capital.

•
ASU No. 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) ("ASU 2016-15"). ASU 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statements of cash flows. The applicable provisions relate to distributions received from equity method investees. ASU 2016-15 prescribes a method for differentiating between returns of investment (which should be classified as inflows from investing activities) and returns on investment (which should be classified as inflows from operating activities). With respect to distributions from equity method investees, entities make this determination by applying a cumulative-earnings approach or a nature of the distribution approach. The ASU formalizes each of these methods and allows an entity to choose either one as an accounting policy election. ASU 2016-15 is effective for public business entities for fiscal years beginning after December 15, 2017. Early adoption is permitted. The amendments in ASU 2016-15 are to be applied using a retrospective transition method to each period presented. We have adopted the provisions of ASU 2016-15 as of December 31, 2016 and have elected the nature of the distribution approach. The adoption of this standard had no impact on our financial statements.

Accounting Pronouncements Pending Adoption. We are currently in the process of evaluating the applicability and/or impact of the following accounting pronouncements:

•
ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). Under ASU 2014-09, revenue will be recognized under a five-step model: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to performance obligations; and (v) recognize revenue when (or as) the performance obligation is satisfied. ASU 2014-09 is effective for fiscal years and interim periods within those years, beginning after December 15, 2017 and allows for early adoption.  We expect to adopt the provisions of ASU 2014-09 effective January 1, 2018 using the modified retrospective method.

We have substantially completed our review of our existing contracts under the new guidance. However, we are still assessing the financial statement impact of adoption for certain items discussed below. For contracts where we perform gathering services and earn a per-unit fee which is recognized at a point in time, revenue will be recognized over time as the service is performed, which is expected to accelerate the recognition of revenue by an immaterial amount. In addition, our contracts generally contain forms of what will be considered variable consideration, which will likely be constrained as the volumes are susceptible to factors outside of our control and influence. However, we will be billing amounts that correspond directly to the value transferred such that the resulting revenue recognized will be similar to current GAAP. Due to certain open technical issues, such as contributions in aid of construction and noncash consideration, as well as completion of our evaluations of MVCs, we cannot currently fully conclude on the impact of adoption. We anticipate that we will be able to complete our assessment of the impact of adoption by the end of the third quarter of 2017.

•
ASU No. 2016-02 Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 requires that lessees recognize all leases on the balance sheet, with the exception of short-term leases. A lease liability will be recorded for the obligation of a lessee to make lease payments arising from a lease. A right-of-use asset will be recorded which represents the lessee’s right to use, or to control the use of, a specified asset for a lease term. We are currently evaluating the impact of this guidance on lessor accounting but have made no determinations at this time. ASU 2016-02 is effective for public companies for fiscal years beginning after December 15, 2018, and requires the modified retrospective approach for transition. We are currently evaluating the provisions of ASU 2016-02 to determine its impact on our financial statements and related disclosures and expect to adopt its provisions effective January 1, 2019.

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

•
ASU No. 2016-09 Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies several aspects for share-based payment award transactions, including income tax consequences, the liability or equity classification of awards and classification on the statements of cash flows. ASU 2016-09 is effective for public companies for fiscal years beginning after December 15, 2016. It does not specify a single transition approach, rather it specifies retrospective, modified retrospective and/or prospective transition approaches based on the aspect being applied. As a partnership that is generally not subject to taxes, the primary impact of adopting ASU 2016-09 will be to change our classification of certain share-based payment awards activity in the statements of cash flows.

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

3. SEGMENT INFORMATION
As of December 31, 2016, our reportable segments are:

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
As noted above, the Utica Shale reportable segment includes our investment in Ohio Gathering (see Note 7). Segment assets for the Utica Shale include the associated investment in equity method investees. Income or loss from equity method investees, as reflected on the statements of operations, solely relates to Ohio Gathering and is recognized and disclosed on a one-month lag (see Note 7). No other line items in the statements of operations or cash flows, as disclosed in the tables below, include results for our investment in Ohio Gathering.

Corporate and other represents those results that are (i) not specifically attributable to a reportable segment (ii) not individually reportable or (iii) that have not been allocated to our reportable segments, including certain general and administrative expense items and transaction costs, for the purpose of evaluating their performance.
Assets by reportable segment follow.

	December 31,
	2016	2015	2014
	(In thousands)
Assets:
Utica Shale (1)	$906,807	$886,224	$735,587
Williston Basin	724,084	740,361	861,461
Piceance/DJ Basins	843,440	866,095	941,382
Barnett Shale	404,314	416,586	428,935
Marcellus Shale	224,709	233,116	243,884
Total reportable segment assets	3,103,354	3,142,382	3,211,249
Corporate and other	12,294	22,290	31,213
Eliminations	(469)	—	—
Total assets	$3,115,179	$3,164,672	$3,242,462
__________
(1) Represents the investment in equity method investees for Ohio Gathering (see Note 7) and total assets for Summit Utica.
For information on the sale or impairment of long-lived assets, other than goodwill, see Note 4. For information on goodwill by reportable segment, including goodwill impairments, see Note 6.
Revenues by reportable segment follow.

	Year ended December 31,
	2016	2015	2014
	(In thousands)
Revenues:
Utica Shale (1)	$24,263	$4,700	$190
Williston Basin	122,174	98,929	109,807
Piceance/DJ Basins	149,903	180,418	161,477
Barnett Shale	79,956	88,042	93,001
Marcellus Shale	26,111	28,468	22,694
Total reportable segments revenue	402,407	400,557	387,169
Corporate and other	412	—	—
Eliminations	(457)	—	—
Total revenues	$402,362	$400,557	$387,169
__________
(1) Excludes revenues earned by Ohio Gathering due to equity method accounting.
Counterparties accounting for more than 10% of total revenues were as follows:

	Year ended December 31,
	2016	2015	2014
Percentage of total revenues (1):
Counterparty A - Piceance/DJ Basins	14%	16%	18%
Counterparty B - Piceance/DJ Basins	*	14%	*
__________
* Less than 10%
(1) Total revenues include recognition of revenue during the year ended December 31, 2015 that was previously deferred in connection with certain MVCs (see Note 8).

Depreciation and amortization by reportable segment follows.

	Year ended December 31,
	2016	2015	2014
	(In thousands)
Depreciation and amortization:
Utica Shale (1)	$4,331	$1,417	$—
Williston Basin	33,676	31,376	24,027
Piceance/DJ Basins	49,140	47,433	42,959
Barnett Shale (2)	16,093	16,392	16,601
Marcellus Shale	8,841	8,682	7,648
Total reportable segment depreciation and amortization	112,081	105,300	91,235
Corporate and other	580	603	587
Total depreciation and amortization	$112,661	$105,903	$91,822
__________
(1) Excludes depreciation and amortization recognized by Ohio Gathering due to equity method accounting.
(2) Includes the amortization expense associated with our favorable and unfavorable gas gathering contracts as reported in other revenues.
Cash paid for capital expenditures by reportable segment follow.

	Year ended December 31,
	2016	2015	2014
	(In thousands)
Cash paid for capital expenditures:
Utica Shale (1)	$78,708	$94,994	$24,787
Williston Basin	31,541	147,477	227,283
Piceance/DJ Basins	25,719	21,144	42,417
Barnett Shale	3,910	6,875	14,567
Marcellus Shale	1,173	1,306	33,866
Total reportable segment capital expenditures	141,051	271,796	342,920
Corporate and other	1,668	429	460
Total cash paid for capital expenditures	$142,719	$272,225	$343,380
__________
(1) Excludes cash paid for capital expenditures by Ohio Gathering due to equity method accounting.
We assess the performance of our reportable segments based on segment adjusted EBITDA. We define segment adjusted EBITDA as total revenues less total costs and expenses; plus (i) other income excluding interest income, (ii) our proportional adjusted EBITDA for equity method investees, (iii) depreciation and amortization, (iv) adjustments related to MVC shortfall payments, (v) unit-based and noncash compensation, (vi) Deferred Purchase Price Obligation expense; (vii) impairments and (viii) other noncash expenses or losses, less other noncash income or gains. We define proportional adjusted EBITDA for our equity method investees as the product of (i) total revenues less total expenses, excluding impairments and other noncash income or expense items and (ii) amortization for deferred contract costs; multiplied by our ownership interest in Ohio Gathering during the respective period.
For the purpose of evaluating segment performance, we exclude the effect of corporate and other revenues and expenses, such as certain general and administrative expenses (including compensation-related expenses and professional services fees), transaction costs, interest expense, Deferred Purchase Price Obligation income or expense and income tax expense or benefit from segment adjusted EBITDA. In the first quarter of 2015, we discontinued allocating certain corporate expenses, primarily salaries, benefits, incentive compensation and rent expense, to our then-reportable segments.  This change in allocation methodology was not implemented by Summit Investments with respect to Polar and Divide or the 2016 Drop Down Assets. As a result of accounting for their activity on an as-if pooled basis due to common control, general and administrative expense allocations were higher for Polar and Divide and the 2016 Drop Down Assets during their respective common control periods.

Segment adjusted EBITDA by reportable segment follows.

	Year ended December 31,
	2016	2015	2014
	(In thousands)
Reportable segment adjusted EBITDA:
Utica Shale (1)	$66,637	$35,873	$6,176
Williston Basin	79,475	34,008	30,009
Piceance/DJ Basins	109,241	110,222	110,763
Barnett Shale	54,634	59,526	60,528
Marcellus Shale	19,203	23,214	15,940
Total of reportable segments’ measures of profit or loss	$329,190	$262,843	$223,416
__________
(1) Includes our proportional share of adjusted EBITDA for Ohio Gathering, based on a one-month lag.
A reconciliation of loss before income taxes and loss from equity method investees to total of reportable segments' measures of profit or loss follows.

	Year ended December 31,
	2016	2015	2014
	(In thousands)
Reconciliation of loss before income taxes and loss from equity method investees to total of reportable segments' measures of profit or loss:
Loss before income taxes and loss from equity method investees	$(7,768)	$(216,268)	$(29,802)
Add:
Corporate and other	37,589	27,352	15,441
Interest expense	63,810	59,092	48,586
Deferred Purchase Price Obligation expense	55,854	—	—
Depreciation and amortization	112,661	105,903	91,822
Proportional adjusted EBITDA for equity method investees	45,602	33,667	6,006
Adjustments related to MVC shortfall payments	11,600	(11,902)	26,565
Unit-based and noncash compensation	7,985	7,017	5,841
Loss (gain) on asset sales, net	93	(172)	442
Long-lived asset impairment	1,764	9,305	5,505
Goodwill impairment	—	248,851	54,199
Less:
Interest income	—	2	4
Impact of purchase price adjustment	—	—	1,185
Total of reportable segments' measures of profit or loss	$329,190	$262,843	$223,416
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

Adjustments related to MVC shortfall payments by reportable segment follow.

	Year ended December 31, 2016
	Williston Basin	Piceance/DJ Basins	Barnett Shale	Total
	(In thousands)
Adjustments related to MVC shortfall payments:
Net change in deferred revenue for MVC shortfall payments	$8,691	$3,288	$(677)	$11,302
Expected MVC shortfall payments	—	(317)	615	298
Total adjustments related to MVC shortfall payments	$8,691	$2,971	$(62)	$11,600

	Year ended December 31, 2015
	Williston Basin	Piceance/DJ Basins	Barnett Shale	Total
	(In thousands)
Adjustments related to MVC shortfall payments:
Net change in deferred revenue for MVC shortfall payments	$11,870	$(21,623)	$(1,700)	$(11,453)
Expected MVC shortfall payments	—	33	(482)	(449)
Total adjustments related to MVC shortfall payments	$11,870	$(21,590)	$(2,182)	$(11,902)

	Year ended December 31, 2014
	Williston Basin	Piceance/DJ Basins	Barnett Shale	Total
	(In thousands)
Adjustments related to MVC shortfall payments:
Net change in deferred revenue for MVC shortfall payments	$10,743	$14,813	$821	$26,377
Expected MVC shortfall payments	—	381	(193)	188
Total adjustments related to MVC shortfall payments	$10,743	$15,194	$628	$26,565

4. PROPERTY, PLANT AND EQUIPMENT, NET
Details on property, plant and equipment follow.

	December 31,
	2016	2015
	(In thousands)
Gathering and processing systems and related equipment	$2,026,363	$1,883,139
Construction in progress	39,954	75,132
Land and line fill	11,442	11,055
Other	35,227	32,427
Total	2,112,986	2,001,753
Less accumulated depreciation	259,315	188,970
Property, plant and equipment, net	$1,853,671	$1,812,783

During 2016, 2015 and 2014, we identified certain events, facts and circumstances which indicated that certain of our property, plant and equipment could be impaired. As such, we reviewed the assets that had been identified as potentially impaired and estimated the fair value of the identified property, plant and equipment using a market-based approach. For the assets which had fair values below their carrying value, we recognized the following long-lived asset impairments, by segment.

	Year ended December 31,
	2016	2015	2014
	(In thousands)
Long-lived asset impairment:
Williston Basin	$569	$7,554	$—
Piceance/DJ Basins	—	1,220	—
Barnett Shale	1,195	531	5,505
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
Depreciation expense and capitalized interest follow.

	Year ended December 31,
	2016	2015	2014
	(In thousands)
Depreciation expense	$70,770	$63,915	$53,064
Capitalized interest	3,709	3,372	4,646

5. AMORTIZING INTANGIBLE ASSETS AND UNFAVORABLE GAS GATHERING CONTRACT
Details regarding our intangible assets and the unfavorable gas gathering contract (included in other noncurrent liabilities), all of which are subject to amortization, follow.

	December 31, 2016
	Useful lives (In years)	Gross carrying amount	Accumulated amortization	Net
		(Dollars in thousands)
Favorable gas gathering contracts	18.7	$24,195	$(10,795)	$13,400
Contract intangibles	12.5	426,464	(146,468)	279,996
Rights-of-way	26.1	153,015	(24,959)	128,056
Total intangible assets		$603,674	$(182,222)	$421,452

Unfavorable gas gathering contract	10.0	$10,962	$(6,916)	$4,046

	December 31, 2015
	Useful lives (In years)	Gross carrying amount	Accumulated amortization	Net
		(Dollars in thousands)
Favorable gas gathering contracts	18.7	$24,195	$(9,534)	$14,661
Contract intangibles	12.5	426,464	(111,052)	315,412
Rights-of-way	26.3	150,143	(18,906)	131,237
Total intangible assets		$600,802	$(139,492)	$461,310

Unfavorable gas gathering contract	10.0	$10,962	$(6,077)	$4,885
During the fourth quarters of 2015 and 2014, we identified a need to evaluate the goodwill associated with certain of our gathering systems (see Note 6). In connection with these evaluations, we also evaluated the related intangible assets associated therewith for impairment and concluded that no impairment was necessary.
We recognized amortization expense in other revenues as follows:

	Year ended December 31,
	2016	2015	2014
	(In thousands)
Amortization expense – favorable gas gathering contracts	$(1,261)	$(1,478)	$(1,741)
Amortization expense – unfavorable gas gathering contract	839	692	797
We recognized amortization expense in costs and expenses as follows:

	Year ended December 31,
	2016	2015	2014
	(In thousands)
Amortization expense – contract intangibles	$35,416	$35,339	$32,554
Amortization expense – rights-of-way	6,053	5,863	5,260
The estimated aggregate annual amortization expected to be recognized as of December 31, 2016 for each of the five succeeding fiscal years follows.

	Intangible assets	Unfavorable gas gathering contract
	(In thousands)
2017	$41,854	$2,158
2018	41,323	1,888
2019	41,154	—
2020	43,403	—
2021	41,630	—

6. GOODWILL
Current and historical goodwill is related to the original acquisitions of the Grand River, Bison Midstream, Polar and Divide and Mountaineer Midstream systems. The assets acquired in the Polar and Divide Drop Down were carved out of Meadowlark Midstream. As such, we elected to apply the historical cost approach to determine the amount of goodwill to assign to the Polar and Divide reporting unit. Our procedures indicated that the remaining goodwill balance at Meadowlark Midstream immediately prior to the Polar and Divide Drop Down was entirely attributable to the Polar and Divide reporting unit.

A rollforward of goodwill by reportable segment and in total follows.

	Piceance/DJ Basins	Williston Basin	Marcellus Shale	Total
	(In thousands)
Goodwill, January 1, 2015	$45,478	$203,373	$16,211	$265,062
Goodwill impairment	(45,478)	(203,373)	—	(248,851)
Goodwill, December 31, 2015	—	—	16,211	16,211
Goodwill impairment	—	—	—	—
Goodwill, December 31, 2016	$—	$—	$16,211	$16,211
Accumulated goodwill impairments by reportable segment for those reporting units that have previously recognized goodwill follow.

	December 31,
	2016	2015	2014
	(In thousands)
Accumulated goodwill impairment:
Piceance/DJ Basins	$45,478	$45,478	$—
Williston Basin	257,572	257,572	54,199
Total accumulated goodwill impairment	$303,050	$303,050	$54,199
As discussed in Note 2, we evaluate goodwill for impairment annually on September 30 and whenever events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill.
We performed our annual goodwill impairment testing for the Mountaineer Midstream reporting unit as of September 30, 2016 using a combination of the income and market approaches. We determined that its fair value substantially exceeded its carrying value, including goodwill; as such, there were no impairments of goodwill during 2016.
2014 Annual Impairment Evaluation. In September 2014, we performed our annual goodwill impairment testing as of September 30 using a combination of the income and market approaches. We determined that the fair value of the Grand River, Mountaineer Midstream and Polar and Divide reporting units substantially exceeded their carrying value, including goodwill. We also determined that the fair value of the Bison Midstream reporting unit exceeded its carrying value. However, it did not exceed its carrying value, including goodwill, by a substantial amount. Because the fair value of each reporting unit exceeded its carrying value, including goodwill, there were no associated impairments of goodwill in connection with our 2014 annual goodwill impairment test.
Fourth Quarter 2014 Goodwill Impairment. During the latter part of the fourth quarter of 2014, the declines in prices for natural gas, NGLs and crude oil accelerated, negatively impacting producers in each of our areas of operation. As a result, we considered whether the goodwill associated with our Grand River, Mountaineer Midstream, Polar and Divide and Bison Midstream reporting units could have been impaired. Our assessments related to Grand River and Mountaineer Midstream did not result in an indication that the associated goodwill had been impaired.
Our assessment related to the Polar and Divide and Bison Midstream reporting units did result in an indication that the associated goodwill could have been impaired. We noted that both reporting units were impacted by the recent price declines. We also noted that a key Bison Midstream customer announced that it was delaying its previously announced drilling plans which caused SMLP to reduce its forecasted volume assumption. The impact of these events increased the likelihood that the goodwill associated with the Polar and Divide and Bison Midstream reporting units could have been impaired. As such, we concluded that a triggering event occurred during the fourth quarter of 2014 requiring that we test the goodwill associated with these reporting units for impairment.
In connection therewith, we reperformed our step one analyses for each as of December 31, 2014. To estimate the fair value of the reporting units, we utilized two valuation methodologies: the market approach and the income approach.
The results of our step one goodwill impairment testing indicated that the fair value of the Polar and Divide reporting unit exceeded its carrying value, including goodwill as of December 31, 2014. As a result, there was no associated impairment of goodwill in connection with the fourth quarter 2014 triggering event.

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
2015 Annual Impairment Evaluation. We performed our annual goodwill impairment testing as of September 30, 2015 using a combination of the income and market approaches. We determined that the fair value of the Grand River, Mountaineer Midstream and Polar and Divide reporting units exceeded their carrying value, including goodwill. Because the fair value of each reporting unit exceeded its carrying value, including goodwill, there were no associated impairments of goodwill in connection with our 2015 annual goodwill impairment test.
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
Summit Investments recognized the $190.0 million that it paid to Blackhawk as an investment in Ohio Gathering at inception. In addition, Ohio Gathering had assigned a value of $7.5 million to the Option, recognized it initially as an asset and concurrently attributed the value of the Option to Blackhawk's capital account. Upon acquiring Blackhawk's interest, the Option was reclassified from Blackhawk's capital account to Summit Investments' capital account in Ohio Gathering's records. Neither of these transactions involved a flow of funds to or from Ohio Gathering. As such, they created a basis difference between its recorded investment in equity method investees and that recognized and attributed to Summit Investments by Ohio Gathering. In accordance with the retrospective recognition triggered by the Option Exercise, in February 2014, Summit Investments began amortizing these basis differences over the weighted-average remaining life of the contracts underlying Ohio Gathering's operations. The impact of amortizing these two basis differences resulted in a net decrease to Summit Investments' investment in equity method investees.
Subsequent to the Option Exercise, Summit Investments continued to make capital contributions to Ohio Gathering along with receiving distributions such that it maintained its 40% ownership interest through the 2016 Drop Down. Subsequent to the 2016 Drop Down, SMLP began making contributions and receiving distributions and will also continue amortizing the two basis differences, as noted above.
In June 2016, an impairment loss was recognized by OCC. We recorded our 40% share of the impairment loss, or $37.8 million, in loss from equity method investees in the consolidated statements of operations.
A reconciliation of our 40% ownership interest in Ohio Gathering to our investment per Ohio Gathering's books and records follows.

	2016	2015
	(In thousands)
Investment in equity method investees, December 31	$707,415	$751,168
December cash distributions	3,172	3,472
December cash contributions	(5,318)	—
Basis difference	(143,536)	(156,888)
Investment in equity method investees, net of basis difference, November 30	$561,733	$597,752

Summarized balance sheet information for OGC and OCC follows (amounts represent 100% of investee financial information).

	November 30, 2016		November 30, 2015
	OGC	OCC	OGC	OCC
	(In thousands)
Current assets	$43,797	$2,546	$42,053	$6,633
Noncurrent assets	1,330,199	31,195	1,333,726	127,663
Total assets	$1,373,996	$33,741	$1,375,779	$134,296

Current liabilities	$22,067	$3,448	$34,996	$6,234
Noncurrent liabilities	8,396	13,111	5,538	12,545
Total liabilities	$30,463	$16,559	$40,534	$18,779
Summarized statements of operations information for OGC and OCC follows (amounts represent 100% of investee financial information).

	Twelve months ended November 30, 2016		Twelve months ended November 30, 2015		Ten months ended November 30, 2014
	OGC	OCC	OGC	OCC	OGC	OCC
	(In thousands)
Total revenues	$148,662	$15,791	$120,623	$9,467	$45,313	$—
Total operating expenses	96,647	111,528	96,948	15,633	64,166	2,208
Net income (loss)	52,009	(94,230)	23,655	(6,852)	(18,853)	(2,208)

8. DEFERRED REVENUE
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

A rollforward of current deferred revenue follows.

	Williston Basin	Piceance/DJ Basins	Barnett Shale	Total current
	(In thousands)
Current deferred revenue, December 31, 2014	$—	$—	$2,377	$2,377
Additions	—	2,743	677	3,420
Less revenue recognized	—	2,743	2,377	5,120
Current deferred revenue, December 31, 2015	—	—	677	677
Additions	—	11,672	—	11,672
Less revenue recognized	—	11,672	677	12,349
Current deferred revenue, December 31, 2016	$—	$—	$—	$—
A rollforward of noncurrent deferred revenue follows.

	Williston Basin	Piceance/DJ Basins	Barnett Shale	Total noncurrent
	(In thousands)
Noncurrent deferred revenue, December 31, 2014	$17,132	$38,107	$—	$55,239
Additions	11,897	12,765	—	24,662
Less revenue recognized	27	34,388	—	34,415
Noncurrent deferred revenue, December 31, 2015	29,002	16,484	—	45,486
Additions	8,691	3,700	—	12,391
Less revenue recognized	—	412	—	412
Noncurrent deferred revenue, December 31, 2016	$37,693	$19,772	$—	$57,465
In September 2015, we determined that it would be remote for a certain Piceance/DJ Basins customer to ship volumes in excess of its MVC such that it could recover certain previous MVC shortfall payments, which had been recorded as deferred revenue, as an offset to future gathering fees. We based this determination on public statements by the customer regarding future drilling and investment plans in the area covered by the MVC contract. Due to the remote nature of having to perform any services associated with the previously deferred gathering revenue, we evaluated (i) the terms of the customer contract, (ii) the capacity of the central receipt points for throughput volumes covered by the MVC contract and (iii) the size of the AMI, including the number of drilling locations to determine what amount of previously deferred gathering revenue had met the criteria for revenue recognition. Our evaluation resulted in the recognition of $34.4 million of gathering services and related fees revenue that had been previously deferred with a corresponding reduction to deferred revenue. This represents recognition of amounts deferred up to the September 2015 event triggering the conclusion that the associated shortfall payments should be recognized as revenue.
As of December 31, 2016, accounts receivable included $46.0 million of total shortfall payment billings, of which $8.5 million related to MVC arrangements that can be utilized to offset gathering fees in subsequent periods.

9. DEBT
Debt consisted of the following:

	December 31,
	2016	2015
	(In thousands)
Summit Holdings variable rate senior secured Revolving Credit Facility (3.27% at December 31, 2016 and 2.93% at December 31, 2015) due November 2018	$648,000	$344,000
Summit Holdings 5.5% senior unsecured notes due August 2022	300,000	300,000
Less unamortized debt issuance costs (1)	(3,516)	(4,139)
Summit Holdings 7.5% senior unsecured notes due July 2021	300,000	300,000
Less unamortized debt issuance costs (1)	(4,183)	(5,091)
SMP Holdings variable rate senior secured revolving credit facility (2.43% at December 31, 2015) (2)	—	115,000
SMP Holdings variable rate senior secured term loan (2.43% at December 31, 2015) (2)	—	217,500
Total long-term debt	$1,240,301	$1,267,270
__________
(1)  Issuance costs are being amortized over the life of the notes.
(2) Debt was allocated to the 2016 Drop Down Assets prior to the closing of the 2016 Drop Down but was retained by Summit Investments after close.
The aggregate amount of debt maturing during each of the years after December 31, 2016 are as follow (in thousands):

2017	$—
2018	648,000
2019	—
2020	—
2021	300,000
Thereafter	300,000
Total long-term debt	$1,248,000
Revolving Credit Facility. Summit Holdings has a senior secured Revolving Credit Facility which allows for revolving loans, letters of credit and swingline loans. The Revolving Credit Facility has a $1.25 billion borrowing capacity, matures in November 2018, and includes a $200.0 million accordion feature.
In February 2016, we closed on an amendment to the Revolving Credit Facility, which became effective concurrent with the March 2016 closing of the 2016 Drop Down. In connection with this amendment, (i) the Revolving Credit Facility's borrowing capacity increased from $700.0 million to $1.25 billion, (ii) a new investment basket allowing the Co-Issuers (as defined below) to buy back up to $100.0 million of our outstanding senior unsecured notes was included, (iii) the total leverage ratio was increased to 5.5 to 1.0 through December 31, 2016 and (iv) various amendments were approved to facilitate the 2016 Drop Down. There was no change to the pricing or the maturity date of the Revolving Credit Facility in connection with this amendment.
Borrowings under the Revolving Credit Facility bear interest at LIBOR or an Alternate Base Rate ("ABR") plus an applicable margin ranging from 0.75% to 1.75% for ABR borrowings and 1.75% to 2.75% for LIBOR borrowings, with the commitment fee ranging from 0.30% to 0.50% in each case based on our relative leverage at the time of determination. At December 31, 2016, the applicable margin under LIBOR borrowings was 2.50%, the interest rate was 3.27% and the unused portion of the Revolving Credit Facility totaled $602.0 million (subject to a commitment fee of 0.50%).
The Revolving Credit Facility is secured by the membership interests of Summit Holdings and those of its subsidiaries. Substantially all of Summit Holdings' and its subsidiaries' assets are pledged as collateral under the Revolving Credit Facility. Prior to the 2016 Drop Down, the Revolving Credit Facility and Summit Holdings' obligations, were guaranteed by SMLP, Bison Midstream and its subsidiaries, Grand River and its subsidiary and DFW Midstream (the "Guarantor Subsidiaries" prior to the 2016 Drop Down).

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
As of December 31, 2016, we were in compliance with the Revolving Credit Facility's covenants. There were no defaults or events of default during the year ended December 31, 2016.
Senior Notes. In July 2014, Summit Holdings and its 100% owned finance subsidiary, Finance Corp., together with Summit Holdings, the "Co-Issuers"), co-issued $300.0 million of 5.5% senior unsecured notes maturing August 15, 2022 (the "5.5% Senior Notes"). In June 2013, the Co-Issuers co-issued $300.0 million of 7.5% senior unsecured notes maturing July 1, 2021 (the "7.5% Senior Notes" and together with the 5.5% Senior Notes, the "Senior Notes").
Following execution of the Consent and Waiver Agreement, Bison Midstream and its subsidiaries, Grand River and its subsidiary, DFW Midstream and OpCo GP (collectively, the "Guarantor Subsidiaries" subsequent to the 2016 Drop Down after giving effect to the Consent and Waiver Agreement) and SMLP have fully and unconditionally and jointly and severally guaranteed the 5.5% Senior Notes and the 7.5% Senior Notes (collectively, the "Senior Notes") (see Note 17). Prior to execution of the Consent and Waiver Agreement, the Senior Notes were guaranteed by SMLP and its then-subsidiaries other than the Co-Issuers. At no time have the Senior Notes been guaranteed by the Co-Issuers. There are no significant restrictions on the ability of SMLP or Summit Holdings to obtain funds from its subsidiaries by dividend or loan. Finance Corp. has had no assets or operations since inception in 2013.
Subsequent Events. In February 2017, we amended the 2014 SRS to include additional guarantor subsidiaries and completed a public offering of $500.0 million principal 5.75% senior unsecured notes maturing April 15, 2025. Concurrent therewith, we made a tender offer to purchase all of the outstanding 7.5% Senior Notes. The tender offer expired on February 14, 2017 with $276.9 million validly tendered. On February 16, 2017, we issued a notice of redemption for the 7.5% Senior Notes that remained outstanding subsequent to the tender offer. The remaining $23.1 million of 7.5% Senior Notes will be redeemed on March 18, 2017, with payment made on March 20, 2017. In addition to using the proceeds to purchase all of the outstanding 7.5% Senior Notes, we have also used the proceeds to repay a portion of the outstanding borrowings under our Revolving Credit Facility. Remaining unamortized debt issuance costs on the 7.5% Senior Notes will be written off in the first quarter of 2017.
5.5% Senior Notes. We pay interest on the 5.5% Senior Notes semi-annually in cash in arrears on February 15 and August 15 of each year. The 5.5% Senior Notes are senior, unsecured obligations and rank equally in right of payment with all of our existing and future senior obligations. The 5.5% Senior Notes are effectively subordinated in right of payment to all of our secured indebtedness, to the extent of the collateral securing such indebtedness. We used the proceeds from the issuance of the 5.5% Senior Notes to repay a portion of the balance outstanding under our Revolving Credit Facility.
At any time prior to August 15, 2017, the Co-Issuers may redeem up to 35% of the aggregate principal amount of the 5.5% Senior Notes at a redemption price of 105.500% of the principal amount of the 5.5% Senior Notes, plus accrued and unpaid interest, if any, to the redemption date, with an amount not greater than the net cash proceeds of certain equity offerings. On and after August 15, 2017, the Co-Issuers may redeem all or part of the 5.5% Senior Notes at a redemption price of 104.125% (with the redemption premium declining ratably each year to 100.000% on and after August 15, 2020), plus accrued and unpaid interest, if any. Debt issuance costs of $5.1 million are being amortized over the life of the senior notes.
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
As of December 31, 2016, we were in compliance with the covenants of the 5.5% Senior Notes and there were no defaults or events of default during the year ended December 31, 2016.
7.5% Senior Notes. The 7.5% Senior Notes were sold within the United States only to qualified institutional buyers in reliance on Rule 144A under the Securities Act and outside the United States only to non-U.S. persons in reliance on Regulation S under the Securities Act. Effective as of April 7, 2014, all of the holders of our 7.5% Senior Notes exchanged their unregistered senior notes and the guarantees of those notes for registered notes and guarantees. The terms of the registered senior notes were substantially identical to the terms of the unregistered senior notes, except that the transfer restrictions, registration rights and provisions for additional interest relating to the unregistered senior notes did not apply to the registered senior notes.
We paid interest on the 7.5% Senior Notes semi-annually in cash in arrears on January 1 and July 1 of each year. Debt issuance costs of $7.4 million were being amortized to interest expense over the life of the senior notes. The 7.5% Senior Notes were senior, unsecured obligations and ranked equally in right of payment with all of our then-existing senior obligations. The 7.5% Senior Notes were effectively subordinated in right of payment to all of our secured indebtedness, to the extent of the collateral securing such indebtedness. We used the proceeds from the issuance of the 7.5% Senior Notes to repay a portion of the balance outstanding under our Revolving Credit Facility.
Subsequent to June 2016, in accordance with the terms of the indenture, the Co-Issuers could redeem all or part of the 7.5% Senior Notes at a redemption price of 105.625% (with the redemption premium declining ratably each year to 100.000% on and after July 1, 2019), plus accrued and unpaid interest, if any.
The 7.5% Senior Notes indenture restricted SMLP’s and the Co-Issuers’ ability and the ability of certain of their subsidiaries to: (i) incur additional debt or issue preferred stock; (ii) make distributions, repurchase equity or redeem subordinated debt; (iii) make payments on subordinated indebtedness; (iv) create liens or other encumbrances; (v) make investments, loans or other guarantees; (vi) sell or otherwise dispose of a portion of their assets; (vii) engage in transactions with affiliates; and (viii) make acquisitions or merge or consolidate with another entity. These covenants were subject to a number of important exceptions and qualifications.
As of December 31, 2016, we were in compliance with the covenants for the 7.5% Senior Notes and there were no defaults or events of default during the year ended December 31, 2016.

SMP Holdings Credit Facility. SMP Holdings had a $250.0 million revolving credit facility (the "SMP Revolving Credit Facility") and a $200.0 million term loan (the "Term Loan" and, collectively with the SMP Revolving Credit Facility, the "SMP Holdings Credit Facility"). Because funding from the SMP Holdings Credit Facility was used to support the development of the 2016 Drop Down Assets, Summit Investments allocated the SMP Holdings Credit Facility to the Partnership during the common control period. Borrowings under the SMP Holdings Credit Facility incurred interest at LIBOR or a base rate (as defined in the credit agreement) plus an applicable margin.
In March 2014, Summit Investments repaid the then-outstanding $100.0 million remaining balance on the Term Loan as well as $95.0 million then outstanding under the SMP Revolving Credit Facility. It wrote off $1.5 million of debt issuance costs in connection with these repayments. In May 2014, Summit Investments borrowed $400.0 million pursuant to the Term Loan accordion and in May 2015, it repaid the then-outstanding remaining balance of the Term Loan accordion and wrote off $0.7 million of debt issuance costs in connection therewith. The allocation of activity under the SMP Revolving Credit Facility ended concurrent with the closing of the 2016 Drop Down.

10. FINANCIAL INSTRUMENTS
Concentrations of Credit Risk. Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. We maintain our cash and cash equivalents in bank deposit accounts that frequently exceed federally insured limits. We have not experienced any losses in such accounts and do not believe we are exposed to any significant risk.
Accounts receivable primarily comprise amounts due for the gathering, treating and processing services we provide to our customers and also the sale of natural gas liquids resulting from our processing services. This industry concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, industry or other conditions. We monitor the creditworthiness of our counterparties and can require letters of credit for receivables from counterparties that are judged to have substandard credit, unless the credit risk can otherwise be mitigated. Our top five customers or counterparties accounted for 62% of total accounts receivable at December 31, 2016, compared with 68% as of December 31, 2015.
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
The Deferred Purchase Price Obligation represents our only Level 3 financial instrument fair value measurement. A rollforward of our Level 3 liability measured at fair value on a recurring basis follows.

Year ended December 31, 2016
(In thousands)
Level 3 liability, beginning of period	$—
Addition	507,427
Change in fair value	55,854
Level 3 liability, end of period	$563,281

A summary of the estimated fair value of our debt financial instruments follows.

	December 31, 2016		December 31, 2015
	Carrying value	Estimated fair value (Level 2)	Carrying value	Estimated fair value (Level 2)
	(In thousands)
Summit Holdings Revolving Credit Facility	$648,000	$648,000	$344,000	$344,000
Summit Holdings 5.5% Senior Notes ($300.0 million principal)	296,484	294,500	295,861	224,000
Summit Holdings 7.5% Senior Notes ($300.0 million principal)	295,817	316,000	294,909	257,000
SMP Holdings revolving credit facility (1)	—	—	115,000	115,000
SMP Holdings term loan (1)	—	—	217,500	217,500
__________
(1) Debt was allocated to the 2016 Drop Down Assets prior to the closing of the 2016 Drop Down but was retained by Summit Investments after close.
The carrying value on the balance sheet of each revolving credit facility and the term loan is its fair value due to its floating interest rate. The fair value for the Senior Notes is based on an average of nonbinding broker quotes as of December 31, 2016 and 2015. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value of the Senior Notes.

11. PARTNERS' CAPITAL
A rollforward of the number of common limited partner, subordinated limited partner and General Partner units follows.

	Common	Subordinated	General Partner	Total
Units, January 1, 2014	29,079,866	24,409,850	1,091,453	54,581,169
Units issued in connection with the March Equity 2014 Offering	5,300,000	—	—	5,408,337
Contribution from General Partner	—	—	108,337	108,337
Net units issued under SMLP LTIP	46,647	—	861	47,508
Units, December 31, 2014	34,426,513	24,409,850	1,200,651	60,037,014
Units issued in connection with the May 2015 Equity Offering	7,475,000	—	—	7,475,000
Contribution from General Partner	—	—	152,551	152,551
Net units issued under SMLP LTIP	161,131	—	1,498	162,629
Units, December 31, 2015	42,062,644	24,409,850	1,354,700	67,827,194
Subordinated units conversion	24,409,850	(24,409,850)	—	—
Units issued in connection with the September 2016 Equity Offering	5,500,000	—	—	5,500,000
Contribution from General Partner	—	—	112,245	112,245
Net units issued under SMLP LTIP	138,627	—	4,242	142,869
Units, December 31, 2016	72,111,121	—	1,471,187	73,582,308
Unit Offerings. In March 2014, we completed an underwritten public offering of 10,350,000 common units at a price of $38.75 per unit, of which 5,300,000 common units were offered by the Partnership and 5,050,000 common units were offered by a subsidiary of Summit Investments, pursuant to an effective shelf registration statement on Form S-3 previously filed with the SEC. Concurrently, our General Partner made a capital contribution to maintain its approximate 2% general partner interest in SMLP. We used the proceeds from the primary offering and the General Partner capital contribution to fund a portion of the purchase of Red Rock Gathering.

In September 2014, we completed a secondary underwritten public offering of 4,347,826 SMLP common units held by a subsidiary of Summit Investments pursuant to an effective shelf registration statement on Form S-3 previously filed with the SEC. We did not receive any proceeds from this offering.
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
In January 2017, we completed a secondary underwritten public offering of 4,000,000 SMLP common units held by a subsidiary of Summit Investments pursuant to an effective shelf registration statement on Form S-3 previously filed with the SEC. We did not receive any proceeds from this offering.
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
Summit Investments' Equity in Contributed Subsidiaries. Summit Investments' equity in contributed subsidiaries represents its position in the net assets of the 2016 Drop Down Assets, Polar and Divide, Red Rock Gathering and Bison Midstream that have been acquired by SMLP. The balance also reflects net income attributable to Summit Investments for the 2016 Drop Down Assets, Polar and Divide, Red Rock Gathering and Bison Midstream for the periods beginning on their respective acquisition dates by Summit Investments and ending on the dates they were acquired by the Partnership. Net income or loss was attributed to Summit Investments for:

•	the 2016 Drop Down Assets for the period from January 1, 2014 to March 3, 2016;

•	Polar and Divide for the period from January 1, 2014 to May 18, 2015; and

•	Red Rock Gathering for the period from January 1, 2014 to March 18, 2014.
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
Polar and Divide Drop Down. On May 18, 2015, we acquired 100% of the membership interests in Polar Midstream and Epping from a subsidiary of Summit Investments. We paid total net cash consideration of $285.7 million in exchange for Summit Investments' $416.0 million net investment in Polar Midstream and Epping, including customary working capital and capital expenditures adjustments (see Note 16 for additional information). We recognized a capital contribution from Summit Investments for the difference between cash consideration paid and Summit Investments' net investment in Polar Midstream and Epping.
The calculation of the capital contribution and its allocation to partners' capital follow (in thousands).

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
General Partner Interest. Our General Partner is entitled to an equivalent percentage of all distributions that we make prior to our liquidation based on its respective general partner interest, up to a maximum of 2%. Our General Partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its current general partner interest. Our General Partner's interest in our distributions will be reduced if we issue additional units in the future and our General Partner does not contribute a proportionate amount of capital to us to maintain its general partner interest immediately prior to the unit issuance.
Minimum Quarterly Distribution. Our Partnership Agreement generally requires that we make a minimum quarterly distribution to the holders of our common units of $0.40 per unit, or $1.60 on an annualized basis, to the extent we have sufficient cash from our operations after the establishment of cash reserves and the payment of costs and expenses, including reimbursements of expenses to our General Partner. The amount of distributions paid under our policy is subject to fluctuations based on the amount of cash we generate from our business and the decision to make any distribution is determined by our General Partner, taking into consideration the terms of our Partnership Agreement.
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

Cash Distributions Paid and Declared. We paid the following per-unit distributions during the years ended December 31:

	Year ended December 31,
	2016	2015	2014
Per-unit annual distributions to unitholders	$2.300	$2.270	$2.040
On January 26, 2017, the Board of Directors of our General Partner declared a distribution of $0.575 per unit for the quarterly period ended December 31, 2016. This distribution, which totaled $44.5 million, was paid on February 14, 2017 to unitholders of record at the close of business on February 7, 2017.
We allocated the February 2017 distribution in accordance with the third target distribution level (see "Incentive Distribution Rights—Percentage Allocations of Available Cash" below for additional information.)
Incentive Distribution Rights. Our General Partner also currently holds IDRs that entitle it to receive increasing percentage allocations of the cash we distribute from operating surplus (as set forth in the chart below). The maximum distribution includes distributions paid to our General Partner on an assumed 2% general partner interest. The maximum distribution does not include any distributions that our General Partner may receive on any common units that it owns.
Percentage Allocations of Available Cash. The following table illustrates the percentage allocations of available cash between the unitholders and our General Partner based on the specified target distribution levels. The amounts set forth in the column Marginal Percentage Interest in Distributions are the percentage interests of our General Partner and the unitholders in any available cash we distribute up to and including the corresponding amount in the column Total Quarterly Distribution Per Unit Target Amount. The percentage interests shown for our unitholders and our General Partner for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the MQD. The percentage interests set forth below for our General Partner assume (i) a 2% general partner interest, (ii) that our General Partner has not transferred its IDRs and (iii) that there are no arrearages on common units.

	Total quarterly distribution per unit target amount	Marginal percentage interest in distributions
		Unitholders	General Partner
Minimum quarterly distribution	$0.40	98%	2%
First target distribution	$0.40 up to $0.46	98%	2%
Second target distribution	above $0.46 up to $0.50	85%	15%
Third target distribution	above $0.50 up to $0.60	75%	25%
Thereafter	above $0.60	50%	50%
We reached the second target distribution in connection with the distribution declared in respect of the fourth quarter of 2013. We reached the third target distribution in connection with the distribution declared in respect of the second quarter of 2014.
Our payment of IDRs as reported in distributions to unitholders – General Partner in the statements of partners' capital during the years ended December 31 follow.

	Year ended December 31,
	2016	2015	2014
	(In thousands)
IDR payments	$7,912	$6,743	$2,326
For the purposes of calculating net income attributable to General Partner in the statements of operations and partners' capital, the financial impact of IDRs is recognized in respect of the quarter for which the distributions were declared. For the purposes of calculating distributions to unitholders in the statements of partners' capital and cash flows, IDR payments are recognized in the quarter in which they are paid.

12. EARNINGS PER UNIT
The following table details the components of EPU.

	Year ended December 31,
	2016	2015	2014
	(In thousands, except per-unit amounts)
Numerator for basic and diluted EPU:
Allocation of net loss among limited partner interests:
Net loss attributable to common units	$(48,179)	$(125,437)	$(16,324)
Net loss attributable to subordinated units		(70,173)	(10,793)
Net loss attributable to limited partners	$(48,179)	$(195,610)	$(27,117)

Denominator for basic and diluted EPU:
Weighted-average common units outstanding – basic	68,264	39,217	33,311
Effect of nonvested phantom units	—	—	—
Weighted-average common units outstanding – diluted	68,264	39,217	33,311

Weighted-average subordinated units outstanding – basic and diluted		24,410	24,410

Loss per limited partner unit:
Common unit – basic	$(0.71)	$(3.20)	$(0.49)
Common unit – diluted	$(0.71)	$(3.20)	$(0.49)
Subordinated unit – basic and diluted (1)		$(2.88)	$(0.44)

Nonvested anti-dilutive phantom units excluded from the calculation of diluted EPU	125	109	232
__________
(1) The subordination period ended on February 16, 2016 and all 24,409,850 subordinated units converted to common units on a one-for-one basis (see Note 11).

13. UNIT-BASED AND NONCASH COMPENSATION
SMLP Long-Term Incentive Plan. The SMLP LTIP provides for equity awards to eligible officers, employees, consultants and directors of our General Partner and its affiliates, thereby linking the recipients' compensation directly to SMLP’s performance. The SMLP LTIP is administered by our General Partner's Board of Directors, though such administration function may be delegated to a committee appointed by the board. A total of 5.0 million common units was reserved for issuance pursuant to and in accordance with the SMLP LTIP. As of December 31, 2016, approximately 3.9 million common units remained available for future issuance.
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

The following table presents phantom and restricted unit activity:

	Units	Weighted-average grant date fair value
Nonvested phantom and restricted units, January 1, 2014	283,682	$23.41
Phantom units granted	136,867	42.32
Phantom and restricted units vested	(61,917)	25.33
Phantom units forfeited	(22,430)	25.56
Nonvested phantom units, December 31, 2014	336,202	30.61
Phantom units granted	289,735	29.21
Phantom units vested	(229,497)	27.66
Phantom units forfeited	(16,529)	35.09
Nonvested phantom units, December 31, 2015	379,911	31.13
Phantom units granted	495,535	14.91
Phantom units vested	(178,953)	33.80
Phantom units forfeited	(4,538)	16.89
Nonvested phantom units, December 31, 2016	691,955	$19.59
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
The intrinsic value of phantom and restricted units that vested during the years ended December 31, follows.

	Year ended December 31,
	2016	2015	2014
	(In thousands)
Intrinsic value of vested LTIP awards	$2,957	$5,362	$2,631
As of December 31, 2016, the unrecognized unit-based compensation related to the SMLP LTIP was $5.4 million. Incremental unit-based compensation will be recorded over the remaining vesting period of approximately 2.2 years. Due to the limited and insignificant forfeiture history associated with the grants under the SMLP LTIP, no forfeitures were assumed in the determination of estimated compensation expense.
Unit-based compensation recognized in general and administrative expense related to awards under the SMLP LTIP follows.

	Year ended December 31,
	2016	2015	2014
	(In thousands)
SMLP LTIP unit-based compensation	$7,550	$6,174	$4,696

14. RELATED-PARTY TRANSACTIONS
Acquisitions. See Notes 1, 9, 11 and 16 for disclosure of the 2016 Drop Down, Polar and Divide Drop Down, the Red Rock Drop Down and the funding of those transactions.
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
Expenses incurred by the General Partner and reimbursed by us under our Partnership Agreement were as follows:

	Year ended December 31,
	2016	2015	2014
	(In thousands)
Operation and maintenance expense	$26,485	$25,050	$22,004
General and administrative expense	31,947	26,193	24,993
Expenses Incurred by Summit Investments. Prior to the 2016 Drop Down, the Polar and Divide Drop Down and the Red Rock Drop Down, Summit Investments incurred:

•
certain support expenses and capital expenditures on behalf of the contributed subsidiaries. These transactions were settled periodically through membership interests prior to the respective drop down;

•
interest expense that was related to capital projects for the contributed subsidiaries. As such, the associated interest expense was allocated to the respective contributed subsidiary's capital projects as a noncash contribution and capitalized into the basis of the asset; and

•
noncash compensation expense for the SMP Net Profits Interests, which were accounted for as compensatory awards. As such, the annual expense associated with the SMP Net Profits was allocated to the respective contributed subsidiary and is reflected in general and administrative expenses in the statements of operations.

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

15. COMMITMENTS AND CONTINGENCIES
Operating Leases. We and Summit Investments lease certain office space to support our operations. We have determined that our leases are operating leases. We recognize total rent expense incurred or allocated to us in general and administrative expenses. Rent expense related to operating leases, including rent expense incurred on our behalf and allocated to us, was as follows:

	Year ended December 31,
	2016	2015	2014
	(In thousands)
Rent expense	$2,861	$2,395	$1,881

We lease office space and equipment under agreements that expire in various years through 2021. Future minimum lease payments due under noncancelable operating leases at December 31, 2016, were as follows (in thousands):

2017	$3,512
2018	3,178
2019	2,520
2020	442
2021	34
Thereafter	—
Total future minimum lease payments	$9,686
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
In January 2015, Summit Investments learned of the rupture of a four-inch produced water gathering pipeline on the Meadowlark Midstream system near Williston, North Dakota. The rupture resulted in the release of some of the produced water in the pipeline. Based on Summit Investments' investigation and then-available information, it accounted for the rupture as a 2014 event.
Summit Investments took action to minimize the impact of the rupture on affected landowners, control any environmental impact, help ensure containment and clean up the affected area. The incident, which was covered by Summit Investments' insurance policies, was subject to maximum coverage of $25.0 million from its pollution liability insurance policy and $200.0 million from its property and business interruption insurance policy. Summit Investments exhausted the $25.0 million pollution liability policy in 2015. We submitted property and business interruption claim requests to the insurers and reached a settlement in January 2017. In connection therewith, we recognized $2.6 million of business interruption recoveries and $0.4 million of property recoveries.
A rollforward of the aggregate accrued environmental remediation liabilities follows.

Total
(In thousands)
Accrued environmental remediation, January 1, 2015	$30,000
Payments made by affiliates	(13,136)
Payments made with proceeds from insurance policies	(25,000)
Additional accruals	21,800
Accrued environmental remediation, December 31, 2015	13,664
Payments made, including those by affiliates	(4,211)
Accrued environmental remediation, December 31, 2016	$9,453
As of December 31, 2016, we have recognized (i) a current liability for remediation effort expenditures expected to be incurred within the next 12 months and (ii) a noncurrent liability for estimated remediation expenditures and fines expected to be incurred subsequent to December 31, 2017. Each of these amounts represent our best estimate for costs expected to be incurred. Neither of these amounts has been discounted to its present value.
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
In June 2015, Summit Investments and Meadowlark Midstream received a complaint from the North Dakota Industrial Commission seeking approximately $2.5 million in fines and other fees related to the rupture. Meadowlark Midstream has accrued its best estimate of the amount to be paid for such fines and other fees and intends to vigorously defend this complaint.

16. ACQUISITIONS AND DROP DOWN TRANSACTIONS
2016 Drop Down. On March 3, 2016, SMLP acquired a controlling interest in OpCo, the entity which owns the 2016 Drop Down Assets. These assets include certain natural gas, crude oil and produced water gathering systems located in the Utica Shale, the Williston Basin and the DJ Basin as well as ownership interests in a natural gas gathering system and a condensate stabilization facility, both located in the Utica Shale.
The net consideration paid and recognized in connection with the 2016 Drop Down (i) consisted of a cash payment to SMP Holdings of $360.0 million funded with borrowings under our Revolving Credit Facility and a $0.6 million working capital adjustment received in June 2016 (the “Initial Payment”) and (ii) includes the Deferred Purchase Price Obligation payment due in 2020.
The Deferred Purchase Price Obligation will be equal to:

•
six-and-one-half (6.5) multiplied by the average Business Adjusted EBITDA, as defined below and in the Contribution Agreement, of the 2016 Drop Down Assets for 2018 and 2019, less the G&A Adjuster, as defined in the Contribution Agreement;

•	less the Initial Payment;

•	less all capital expenditures incurred for the 2016 Drop Down Assets between the March 3, 2016 and December 31, 2019;

•	plus all Business Adjusted EBITDA from the 2016 Drop Down Assets between March 3, 2016 and December 31, 2019, less the Cumulative G&A Adjuster, as defined in the Contribution Agreement.
Business Adjusted EBITDA is defined as the net income or loss of the 2016 Drop Down Assets for such period:

•	plus interest expense, income tax expense and depreciation and amortization of the 2016 Drop Down Assets for such period;

•	plus any adjustments related to MVC shortfall payments, impairments and other noncash expenses or losses with respect to the 2016 Drop Down Assets for such period;

•	plus any Special Liability Expenses, as defined below and in the Contribution Agreement, for such period;

•	less interest income and income tax benefit of the 2016 Drop Down Assets for such period;

•	less adjustments related to any other noncash income or gains with respect to the 2016 Drop Down Assets for such period.
Business Adjusted EBITDA shall exclude the effect of any Partnership expenses allocated by or to SMLP or its affiliates in respect of the 2016 Drop Down Assets, such as general and administrative expenses (including compensation-related expenses and professional services fees), transaction costs, allocated interest expense and allocated income tax expense.
Special Liability Expenses are defined as any and all expenses incurred by SMLP with respect to the Special Liabilities, as defined in the Contribution Agreement, including fines, legal fees, consulting fees and remediation costs.
The present value of the Deferred Purchase Price Obligation will be reflected as a liability on our balance sheet until paid.  As of the acquisition date, the estimated future payment obligation (based on management’s estimate of the Partnership’s share of forecasted Business Adjusted EBITDA and capital expenditures for the 2016 Drop Down Assets) was estimated to be $860.3 million and had a net present value of $507.4 million, using a discount rate of 13%. As of December 31, 2016, Remaining Consideration was estimated to be $830.3 million and the net present value, as recognized on the consolidated balance sheet, was $563.3 million, using a discount rate of 12%. Any subsequent changes to the estimated future payment obligation will be calculated using a discounted cash flow model with a commensurate risk-adjusted discount rate. Such changes and the impact on the liability due to the passage of time will be recorded as Deferred Purchase Price Obligation income or expense on the consolidated statements of operations in the period of the change.
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
Because of the common control aspects in a drop down transaction, the 2016 Drop Down was deemed a transaction between entities under common control. As such, the 2016 Drop Down has been accounted for on an “as-if pooled” basis for all periods in which common control existed and the Partnership’s financial results retrospectively include the combined financial results of the 2016 Drop Down Assets for all common-control periods.
Summit Utica. Summit Investments completed the acquisition of certain natural gas gathering assets located in the Utica Shale Play for $25.2 million on December 15, 2014. These assets, which were contributed to Summit Investments' then-newly formed subsidiary, Summit Utica, gather natural gas under a long-term, fee-based contract. Summit Investments accounted for the purchase under the acquisition method of accounting. We assigned the full purchase price to property, plant and equipment as of December 31, 2014.
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
From a financial position and operational standpoint, the crude oil and produced water gathering pipelines held by Meadowlark Midstream and acquired in connection with the 2016 Drop Down are recognized as part of the Polar and Divide system.
Polar and Divide. On May 18, 2015, SMLP acquired the Polar and Divide system, a crude oil and produced water gathering system, including under-development transmission pipelines, located in North Dakota from a subsidiary of Summit Investments, subject to customary working capital and capital expenditures adjustments. We funded the initial combined purchase price of $290.0 million with (i) $92.0 million of borrowings under SMLP’s Revolving Credit Facility and (ii) the issuance of $193.4 million of SMLP common units and $4.1 million of general partner interests to SMLP’s General Partner in connection with the May 2015 Equity Offering. In July 2015, we received $4.3 million of cash from a subsidiary of Summit Investments as payment in full for working capital and capital expenditure adjustments.

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
The fair values of the assets acquired and liabilities assumed as of February 15, 2013, were as follows (in thousands):

Purchase price assigned to Polar Midstream		$216,105
Current assets	$368
Property, plant and equipment	9,755
Other noncurrent assets	7,201
Total assets acquired	17,324
Current liabilities	4,592
Total liabilities assumed	$4,592
Net identifiable assets acquired		12,732
Goodwill		$203,373
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
Lonestar Assets. DFW Midstream completed the acquisition of certain natural gas gathering assets located in the Barnett Shale Play (the "Lonestar assets") from Texas Energy Midstream, L.P. ("TEM") for $10.9 million on September 30, 2014. The Lonestar assets gather natural gas under two long-term, fee-based contracts. SMLP accounted for the purchase under the acquisition method of accounting. As of September 30, 2014, we preliminarily assigned the full purchase price to property, plant and equipment. During the fourth quarter of 2014, we received additional information from TEM and finalized the purchase price allocation.

Supplemental Disclosures – As-If Pooled Basis. As a result of accounting for our drop down transactions similar to a pooling of interests, our historical financial statements and those of the acquired drop down assets have been combined to reflect the historical operations, financial position and cash flows of the acquired drop down assets from the date common control began. Revenues and net income for the previously separate entities and the combined amounts, as presented in these consolidated financial statements follow.

	Year ended December 31,
	2016	2015	2014
	(In thousands)
SMLP revenues	$393,495	$358,046	$338,941
2016 Drop Down Assets revenues (1)	8,867	29,238	14,466
Polar and Divide revenues (1)	—	13,273	22,449
Red Rock Gathering revenues (1)	—	—	11,313
Combined revenues	$402,362	$400,557	$387,169

SMLP net loss	$(40,932)	$(192,212)	$(23,992)
2016 Drop Down Assets net income (loss) (1)	2,745	(35,419)	(32,634)
Polar and Divide net income (1)	—	5,403	6,430
Red Rock Gathering net income (1)	—	—	2,828
Combined net loss	$(38,187)	$(222,228)	$(47,368)
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

Condensed Consolidating Balance Sheets. Balance sheets as of December 31, 2016 and 2015 follow.

	December 31, 2016
	SMLP	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating adjustments	Total
	(In thousands)
Assets
Cash and cash equivalents	$698	$51	$5,647	$1,032	$—	$7,428
Accounts receivable	53	—	89,584	7,727	—	97,364
Other current assets	1,526	—	2,328	455	—	4,309
Due from affiliate	14,896	38,013	369,995	—	(422,904)	—
Total current assets	17,173	38,064	467,554	9,214	(422,904)	109,101
Property, plant and equipment, net	2,266	—	1,440,180	411,225	—	1,853,671
Intangible assets, net	—	—	396,930	24,522	—	421,452
Goodwill	—	—	16,211	—	—	16,211
Investment in equity method investees	—	—	—	707,415	—	707,415
Other noncurrent assets	1,993	5,198	138	—	—	7,329
Investment in subsidiaries	2,132,757	3,347,393	—	—	(5,480,150)	—
Total assets	$2,154,189	$3,390,655	$2,321,013	$1,152,376	$(5,903,054)	$3,115,179

Liabilities and Partners' Capital
Trade accounts payable	$978	$—	$9,901	$5,372	$—	$16,251
Accrued expenses	2,399	114	6,069	2,807	—	11,389
Due to affiliate	408,266	—	—	14,896	(422,904)	258
Ad valorem taxes payable	16	—	9,717	855	—	10,588
Accrued interest	—	17,483	—	—	—	17,483
Accrued environmental remediation	—	—	—	4,301	—	4,301
Other current liabilities	6,718	—	3,798	955	—	11,471
Total current liabilities	418,377	17,597	29,485	29,186	(422,904)	71,741
Long-term debt	—	1,240,301	—	—	—	1,240,301
Deferred Purchase Price Obligation	563,281	—	—	—	—	563,281
Deferred revenue	—	—	57,465	—	—	57,465
Noncurrent accrued environmental remediation	—	—	—	5,152	—	5,152
Other noncurrent liabilities	2,858	—	4,602	106	—	7,566
Total liabilities	984,516	1,257,898	91,552	34,444	(422,904)	1,945,506

Total partners' capital	1,169,673	2,132,757	2,229,461	1,117,932	(5,480,150)	1,169,673
Total liabilities and partners' capital	$2,154,189	$3,390,655	$2,321,013	$1,152,376	$(5,903,054)	$3,115,179

	December 31, 2015
	SMLP	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating adjustments	Total
	(In thousands)
Assets
Cash and cash equivalents	$73	$12,407	$6,930	$2,383	$—	$21,793
Accounts receivable	—	—	84,021	5,560	—	89,581
Other current assets	540	—	2,672	361	—	3,573
Due from affiliate	3,168	151,443	207,651	—	(362,262)	—
Total current assets	3,781	163,850	301,274	8,304	(362,262)	114,947
Property, plant and equipment, net	1,178	—	1,462,623	348,982	—	1,812,783
Intangible assets, net	—	—	438,093	23,217	—	461,310
Goodwill	—	—	16,211	—	—	16,211
Investment in equity method investees	—	—	—	751,168	—	751,168
Other noncurrent assets	3,480	4,611	162	—	—	8,253
Investment in subsidiaries	2,438,395	3,222,187	—	—	(5,660,582)	—
Total assets	$2,446,834	$3,390,648	$2,218,363	$1,131,671	$(6,022,844)	$3,164,672

Liabilities and Partners' Capital
Trade accounts payable	$482	$—	$18,489	$21,837	$—	$40,808
Accrued expenses	1,478	—	4,832	466	—	6,776
Due to affiliate	360,243	—	—	3,168	(362,262)	1,149
Deferred revenue	—	—	677	—	—	677
Ad valorem taxes payable	9	—	9,881	381	—	10,271
Accrued interest	—	17,483	—	—	—	17,483
Accrued environmental remediation	—	—	—	7,900	—	7,900
Other current liabilities	3,080	—	2,573	868	—	6,521
Total current liabilities	365,292	17,483	36,452	34,620	(362,262)	91,585
Long-term debt	332,500	934,770	—	—	—	1,267,270
Deferred revenue	—	—	45,486	—	—	45,486
Noncurrent accrued environmental remediation	—	—	—	5,764	—	5,764
Other noncurrent liabilities	1,743	—	5,503	22	—	7,268
Total liabilities	699,535	952,253	87,441	40,406	(362,262)	1,417,373

Total partners' capital	1,747,299	2,438,395	2,130,922	1,091,265	(5,660,582)	1,747,299
Total liabilities and partners' capital	$2,446,834	$3,390,648	$2,218,363	$1,131,671	$(6,022,844)	$3,164,672

Condensed Consolidating Statements of Operations. For the purposes of the following condensed consolidating statements of operations, we allocate general and administrative expenses recognized at the SMLP parent to the Guarantor Subsidiaries and Non-Guarantor Subsidiaries to reflect what those entities' results would have been had they operated on a stand-alone basis. Statements of operations for the years ended December 31, 2016, 2015 and 2014 follow.

	Year ended December 31, 2016
	SMLP	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating adjustments	Total
	(In thousands)
Revenues:
Gathering services and related fees	$—	$—	$288,399	$57,562	$—	$345,961
Natural gas, NGLs and condensate sales	—	—	35,833	—	—	35,833
Other revenues	—	—	18,225	2,343	—	20,568
Total revenues	—	—	342,457	59,905	—	402,362
Costs and expenses:
Cost of natural gas and NGLs	—	—	27,421	—	—	27,421
Operation and maintenance	—	—	84,632	10,702	—	95,334
General and administrative	—	—	43,612	8,798	—	52,410
Depreciation and amortization	580	—	98,891	12,768	—	112,239
Transaction costs	1,321	—	—	—	—	1,321
Loss (gain) on asset sales, net	—	—	99	(6)	—	93
Long-lived asset impairment	—	—	1,235	529	—	1,764
Total costs and expenses	1,901	—	255,890	32,791	—	290,582
Other income	116	—	—	—	—	116
Interest expense	(1,441)	(62,369)	—	—	—	(63,810)
Deferred Purchase Price Obligation expense	(55,854)	—	—	—	—	(55,854)
(Loss) income before income taxes and loss from equity method investees	(59,080)	(62,369)	86,567	27,114	—	(7,768)
Income tax expense	(75)	—	—	—	—	(75)
Loss from equity method investees	—	—	—	(30,344)	—	(30,344)
Equity in earnings of consolidated subsidiaries	20,968	83,337	—	—	(104,305)	—
Net (loss) income	$(38,187)	$20,968	$86,567	$(3,230)	$(104,305)	$(38,187)

	Year ended December 31, 2015
	SMLP	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating adjustments	Total
	(In thousands)
Revenues:
Gathering services and related fees	$—	$—	$310,830	$26,989	$—	$337,819
Natural gas, NGLs and condensate sales	—	—	42,079	—	—	42,079
Other revenues	—	—	18,411	2,248	—	20,659
Total revenues	—	—	371,320	29,237	—	400,557
Costs and expenses:
Cost of natural gas and NGLs	—	—	31,398	—	—	31,398
Operation and maintenance	—	—	87,286	7,700	—	94,986
General and administrative	—	—	37,926	7,182	—	45,108
Depreciation and amortization	603	—	95,586	8,928	—	105,117
Transaction costs	1,342	—	—	—	—	1,342
Environmental remediation	—	—	—	21,800	—	21,800
Gain on asset sales, net	—	—	(172)	—	—	(172)
Long-lived asset impairment	—	—	9,305	—	—	9,305
Goodwill impairment	—	—	248,851	—	—	248,851
Total costs and expenses	1,945	—	510,180	45,610	—	557,735
Other income	2	—	—	—	—	2
Interest expense	(10,494)	(48,598)	—	—	—	(59,092)
Loss before income taxes and loss from equity method investees	(12,437)	(48,598)	(138,860)	(16,373)	—	(216,268)
Income tax benefit	603	—	—	—	—	603
Loss from equity method investees	—	—	—	(6,563)	—	(6,563)
Equity in earnings of consolidated subsidiaries	(210,394)	(161,796)	—	—	372,190	—
Net loss	$(222,228)	$(210,394)	$(138,860)	$(22,936)	$372,190	$(222,228)

	Year ended December 31, 2014
	SMLP	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating adjustments	Total
	(In thousands)
Revenues:
Gathering services and related fees	$—	$—	$255,211	$12,267	$—	$267,478
Natural gas, NGLs and condensate sales	—	—	97,094	—	—	97,094
Other revenues	—	—	20,398	2,199	—	22,597
Total revenues	—	—	372,703	14,466	—	387,169
Costs and expenses:
Cost of natural gas and NGLs	—	—	72,415	—	—	72,415
Operation and maintenance	—	—	88,927	5,942	—	94,869
General and administrative	—	—	40,447	2,834	—	43,281
Depreciation and amortization	588	—	86,762	3,528	—	90,878
Transaction costs	2,985	—	—	—	—	2,985
Environmental remediation	—	—	—	5,000	—	5,000
Loss on asset sales, net	—	—	442	—	—	442
Long-lived asset impairment	—	—	5,505	—	—	5,505
Goodwill impairment	—	—	54,199	—	—	54,199
Total costs and expenses	3,573	—	348,697	17,304	—	369,574
Other income	—	—	1,189	—	—	1,189
Interest expense	(8,417)	(40,169)	—	—	—	(48,586)
(Loss) income before income taxes and loss from equity method investees	(11,990)	(40,169)	25,195	(2,838)	—	(29,802)
Income tax (expense) benefit	(1,680)	—	826	—	—	(854)
Loss from equity method investees	—	—	—	(16,712)	—	(16,712)
Equity in earnings of consolidated subsidiaries	(33,698)	6,471	—	—	27,227	—
Net (loss) income	$(47,368)	$(33,698)	$26,021	$(19,550)	$27,227	$(47,368)

Condensed Consolidating Statements of Cash Flows. Statements of cash flows for the years ended December 31, 2016, 2015 and 2014 follow.

	Year ended December 31, 2016
	SMLP	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating adjustments	Total
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$9,691	$(58,254)	$198,991	$80,067	$—	$230,495

Cash flows from investing activities:
Capital expenditures	(1,668)	—	(49,378)	(91,673)	—	(142,719)
Contributions to equity method investees	—	—	—	(31,582)	—	(31,582)
Acquisitions of gathering systems from affiliate, net of acquired cash	(359,431)	—	—	—	—	(359,431)
Other, net	(394)	—	—	—	—	(394)
Advances to affiliates	(15,697)	(255,070)	(150,775)	—	421,542	—
Net cash used in investing activities	(377,190)	(255,070)	(200,153)	(123,255)	421,542	(534,126)

Cash flows from financing activities:
Distributions to unitholders	(167,504)	—	—	—	—	(167,504)
Borrowings under Revolving Credit Facility	12,000	508,300	—	—	—	520,300
Repayments under Revolving Credit Facility	—	(204,300)	—	—	—	(204,300)
Debt issuance costs	—	(3,032)	—	—	—	(3,032)
Proceeds from issuance of common units, net	125,233	—	—	—	—	125,233
Contribution from General Partner	2,702	—	—	—	—	2,702
Cash advance (to) from Summit Investments (from) to contributed subsidiaries, net	(12,000)	—	—	24,214	—	12,214
Expenses paid by Summit Investments on behalf of contributed subsidiaries	3,030	—	—	1,791	—	4,821
Other, net	(1,182)	—	(121)	135	—	(1,168)
Advances from affiliates	405,845	—	—	15,697	(421,542)	—
Net cash provided by (used in) financing activities	368,124	300,968	(121)	41,837	(421,542)	289,266
Net change in cash and cash equivalents	625	(12,356)	(1,283)	(1,351)	—	(14,365)
Cash and cash equivalents, beginning of period	73	12,407	6,930	2,383	—	21,793
Cash and cash equivalents, end of period	$698	$51	$5,647	$1,032	$—	$7,428

	Year ended December 31, 2015
	SMLP	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating adjustments	Total
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$409	$(46,716)	$202,324	$35,358	$—	$191,375

Cash flows from investing activities:
Capital expenditures	(429)	—	(118,458)	(153,338)	—	(272,225)
Contributions to equity method investees	—	—	—	(86,200)	—	(86,200)
Acquisitions of gathering systems from affiliate, net of acquired cash	(288,618)	—	—	—	—	(288,618)
Other, net	—	—	323	—	—	323
Advances to affiliates	(2,589)	(88,221)	(110,003)	—	200,813	—
Net cash used in investing activities	(291,636)	(88,221)	(228,138)	(239,538)	200,813	(646,720)

Cash flows from financing activities:
Distributions to unitholders	(152,074)	—	—	—	—	(152,074)
Borrowings under Revolving Credit Facility	180,000	187,000	—	—	—	367,000
Repayments under Revolving Credit Facility	(100,000)	(51,000)	—	—	—	(151,000)
Repayments under term loan	(182,500)	—	—	—	—	(182,500)
Debt issuance costs	(135)	(277)	—	—	—	(412)
Proceeds from issuance of common units, net	221,977	—	—	—	—	221,977
Contribution from General Partner	4,737	—	—	—	—	4,737
Cash advance from Summit Investments to contributed subsidiaries, net	102,500	—	21,719	196,308	—	320,527
Expenses paid by Summit Investments on behalf of contributed subsidiaries	12,655	—	3,864	6,360	—	22,879
Other, net	(1,615)	—	(192)	—	—	(1,807)
Advances from affiliates	198,224	—	—	2,589	(200,813)	—
Net cash provided by financing activities	283,769	135,723	25,391	205,257	(200,813)	449,327
Net change in cash and cash equivalents	(7,458)	786	(423)	1,077	—	(6,018)
Cash and cash equivalents, beginning of period	7,531	11,621	7,353	1,306	—	27,811
Cash and cash equivalents, end of period	$73	$12,407	$6,930	$2,383	$—	$21,793

	Year ended December 31, 2014
	SMLP	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating adjustments	Total
	(In thousands)
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(3,658)	$(30,689)	$179,685	$7,615	$—	$152,953

Cash flows from investing activities:
Capital expenditures	(460)	—	(220,360)	(122,560)	—	(343,380)
Initial contribution to Ohio Gathering	—	—	—	(8,360)	—	(8,360)
Acquisition of Ohio Gathering Option	—	—	—	(190,000)	—	(190,000)
Option Exercise	—	—	—	(382,385)	—	(382,385)
Contributions to equity method investees	—	—	—	(145,131)	—	(145,131)
Acquisition of gathering systems	—	—	(10,872)	—	—	(10,872)
Acquisitions of gathering systems from affiliate, net of acquired cash	(305,000)	—	—	—	—	(305,000)
Other, net	—	—	325	—	—	325
Advances to affiliates	(183)	(174,495)	(47,271)	—	221,949	—
Net cash used in investing activities	(305,643)	(174,495)	(278,178)	(848,436)	221,949	(1,384,803)

	Year ended December 31, 2014
	SMLP	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating adjustments	Total
	(In thousands)
Cash flows from financing activities:
Distributions to unitholders	(122,224)	—	—	—	—	(122,224)
Borrowings under Revolving Credit Facility	57,000	237,295	—	—	—	294,295
Repayments under Revolving Credit Facility	(115,000)	(315,295)	—	—	—	(430,295)
Borrowings under term loan	400,000	—	—	—	—	400,000
Repayments under term loan	(100,000)	—	—	—	—	(100,000)
Debt issuance costs	(3,003)	(5,320)	—	—	—	(8,323)
Proceeds from issuance of common units, net	197,806	—	—	—	—	197,806
Contribution from General Partner	4,235	—	—	—	—	4,235
Cash advance (to) from Summit Investments (from) to contributed subsidiaries, net	(242,000)	—	81,421	834,962	—	674,383
Expenses paid by Summit Investments on behalf of contributed subsidiaries	12,845	—	10,483	1,556	—	24,884
Issuance of senior notes	—	300,000	—	—	—	300,000
Repurchase of equity-based compensation awards	(228)	—	—	—	—	(228)
Other, net	(656)	—	—	—	—	(656)
Advances from affiliates	221,766	—	—	183	(221,949)	—
Net cash provided by financing activities	310,541	216,680	91,904	836,701	(221,949)	1,233,877
Net change in cash and cash equivalents	1,240	11,496	(6,589)	(4,120)	—	2,027
Cash and cash equivalents, beginning of period	6,291	125	13,942	5,426	—	25,784
Cash and cash equivalents, end of period	$7,531	$11,621	$7,353	$1,306	$—	$27,811

18. UNAUDITED QUARTERLY FINANCIAL DATA
Summarized information on the consolidated results of operations for each of the quarters during the two-year period ended December 31, 2016, follows.

	Quarter ended December 31, 2016	Quarter ended September 30, 2016	Quarter ended June 30, 2016	Quarter ended March 31, 2016
	(In thousands, except per-unit amounts)
Total revenues	$127,083	$95,073	$89,635	$90,571

Net income (loss) attributable to SMLP	$13,901	$1,922	$(50,287)	$(6,454)
Less net income (loss) and IDRs attributable to General Partner	2,379	2,137	935	1,810
Net income (loss) attributable to limited partners	$11,522	$(215)	$(51,222)	$(8,264)

Earnings (loss) per limited partner unit:
Common unit – basic	$0.16	$0.00	$(0.77)	$(0.12)
Common unit – diluted	$0.16	$0.00	$(0.77)	$(0.12)

	Quarter ended December 31, 2015	Quarter ended September 30, 2015	Quarter ended June 30, 2015	Quarter ended March 31, 2015
	(In thousands, except per-unit amounts)
Total revenues (1)	$112,414	$115,201	$86,855	$86,087

Net (loss) income attributable to SMLP (2)(3)	$(220,468)	$23,604	$2,985	$1,667
Less net (loss) income and IDRs attributable to General Partner	(2,469)	2,408	1,891	1,568
Net (loss) income attributable to limited partners	$(217,999)	$21,196	$1,094	$99

(Loss) earnings per limited partner unit:
Common unit – basic	$(3.28)	$0.32	$0.05	$0.00
Common unit – diluted	$(3.28)	$0.32	$0.05	$0.00
Subordinated unit – basic and diluted	$(3.28)	$0.32	$(0.03)	$0.00
__________
(1) Retrospectively adjusted for the impact of the 2016 Drop Down, the Polar and Divide Drop Down and the reclassification of certain revenues for Bison Midstream.
(2) In the quarter ended December 31, 2015, net loss attributable to SMLP includes $248.9 million of goodwill impairments and $1.6 million of long-lived asset impairments.
(3) In the quarter ended September 30, 2015, net income attributable to SMLP includes $20.0 million of additional accruals for environmental remediation expenses and $7.7 million of long-lived asset impairments.

The amounts for total revenues as originally filed on the respective 2015 quarterly reports on Form 10-Q have been retrospectively adjusted for the impact of the 2016 Drop Down, Polar and Divide Drop Down and reclassification of certain revenues for Bison Midstream. There was no impact on net income attributable to partners or EPU. A reconciliation of total revenues follows.

	Quarter ended September 30, 2015	Quarter ended June 30, 2015	Quarter ended March 31, 2015
	(In thousands)
Total revenues as originally reported	$103,249	$77,274	$68,579
2016 Drop Down	8,644	5,911	4,870
Polar and Divide Drop Down	—	—	8,582
Bison revenue reclass	3,308	3,670	4,056
Total revenues	$115,201	$86,855	$86,087

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
There have been no changes in, or disagreements with, accountants on accounting and financial disclosure matters during the years ended December 31, 2016 and 2015.

Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to the management of our General Partner, including our General Partner’s principal executive and principal financial officers (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. SMLP’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of SMLP's General Partner, has evaluated the effectiveness of SMLP’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report (the "Evaluation Date"). Based on such evaluation, the Chief Executive Officer and Chief Financial Officer of SMLP's General Partner have concluded that, as of the Evaluation Date, SMLP’s disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
There have not been any changes in SMLP’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter of 2016 that have materially affected, or are reasonably likely to materially affect, SMLP's internal control over financial reporting.

Management’s Annual Report On Internal Control Over Financial Reporting
Our General Partner is responsible for establishing and maintaining adequate internal control over financial reporting for the Partnership. With our participation, an evaluation of the effectiveness of our internal control over financial reporting was conducted as of December 31, 2016, based on the framework and criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2016. Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting, included below of this report.

/s/ Steven J. Newby
Steven J. Newby
President and Chief Executive Officer, Summit Midstream GP, LLC (the General Partner of SMLP)

/s/ Matthew S. Harrison
Matthew S. Harrison
Executive Vice President and Chief Financial Officer, Summit Midstream GP, LLC (the General Partner of SMLP)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of Summit Midstream, GP, LLC and the unitholders of Summit Midstream Partners, LP
The Woodlands, Texas
We have audited the internal control over financial reporting of Summit Midstream Partners, LP and subsidiaries (the "Partnership") as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership's internal control over financial reporting based on our audit.
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
An entity’s internal control over financial reporting is a process designed by, or under the supervision of, the entity's principal executive and principal financial officers, or persons performing similar functions, and effected by the entity's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. An entity's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity's assets that could have a material effect on the financial statements.
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
In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2016 of the Partnership and our report dated February 27, 2017 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
Atlanta, Georgia
February 27, 2017

Item 9B. Other Information.
The Board of Directors has approved amended and restated employment agreements for Messrs. Graves and Harrison, which will both become effective on March 1, 2017.
Mr. Graves’ amended and restated employment agreement (the “new employment agreement”) has an initial term that expires on March 1, 2019, and is then automatically extended for successive one-year periods, unless either party gives notice of non-extension to the other no later than 30 days prior to the expiration of the then-applicable term. Mr. Graves’ new employment agreement provides for an annual base salary of $390,000, and a performance- based bonus ranging from 0% to 200% of base salary, with a target of 100% of base salary. Mr. Graves is entitled to receive a prorated annual bonus (based on target) if his employment is terminated by Mr. Graves for good reason, or by the Company without cause or as a result of a non-extension of the term, or due to death or disability. In addition, Mr. Graves’ new employment agreement provides for reimbursement of certain business expenses incurred in connection with his employment, including company-paid tax preparation and advisory services of up to $12,000 per year, beginning with such expenses incurred in 2016.
Mr. Graves’ new employment agreement provides for a cash severance payment upon a termination resulting from a non-extension of the term by the Company, by the Company without cause or by Mr. Graves for good reason, which is defined generally as the officer's termination of employment within two years after the occurrence of (i) a material diminution in Mr. Graves’ authority, duties or responsibilities, (ii) a material diminution in Mr. Graves’ base salary, target bonus (as a percentage of base salary) or annual bonus range (as a percentage of base salary), (iii) a material change in the geographic location at which the officer must perform his services under the agreement or (iv) any other action or inaction that constitutes a material breach of the employment agreement by the Company (each a "Qualifying Termination"). In the event of a Qualifying Termination, Mr. Graves’ severance payment will be equal to one and one-half times the sum of his annual base salary and his annual bonus payable in respect of the immediately preceding year.
Following any termination of employment other than one resulting from non-extension of the term, Mr. Graves’ new employment agreement provides that he will be subject to a post-termination non-competition covenant through the severance period, and, following any termination of employment, Mr. Graves will be subject to a one-year post- termination non-solicitation covenant. If Mr. Graves’ employment terminates as a result of his non-extension of the term, the Company may choose to subject him to a non-competition covenant for up to one year post-termination. If the Company exercises this “noncompete option”, then Mr. Graves would be entitled to a severance payment in an amount equal to the sum of his annual base salary and annual bonus payable in respect of the preceding year, multiplied by a fraction, the numerator of which is equal to the number of days from the date of termination through the expiration of the restricted period (as elected by the Company) and the denominator of which is 365. In this case, the severance payment will be payable in equal installments over the restricted period. Following any termination of employment, the Company has agreed to pay the out-of-pocket premium cost to continue Mr. Graves’ medical and dental coverage for a period not to exceed 18 months, with such coverage terminating if any new employer provides benefits coverage.
Mr. Graves’ new employment agreement also provides that all equity awards granted to Mr. Graves under the LTIP and held by him as of immediately prior to a change in control of us will become fully vested immediately prior to the change in control.
Mr. Graves’ new employment agreement provides that, if any portion of the payments or benefits provided to Mr. Graves would be subject to the excise tax imposed in connection with Section 4999 of the Internal Revenue Code, then the payments and benefits will be reduced if such reduction would result in a greater after-tax payment to Mr. Graves.
Mr. Harrison’s amended and restated employment agreement is identical to his previous employment agreement described below in the “Components of Executive Compensation—Employment and Severance Arrangements” section included in Item 11. Executive Compensation, except that (i) Mr. Harrison’s base salary has been increased to $415,000 per year, and (ii) the initial term of Mr. Harrison’s amended and restated employment agreement ends on March 1, 2019.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Management of Summit Midstream Partners, LP
We are managed by the directors and executive officers of our General Partner, Summit Midstream GP, LLC. Our General Partner is not elected by our unitholders and will not be subject to re-election in the future. Summit Investments, which is controlled by Energy Capital Partners, owns and controls SMP Holdings, the sole owner of our General Partner. SMP Holdings has the right to appoint the entire Board of Directors of our General Partner, including our independent directors. All decisions of the Board of Directors of our General Partner will require the affirmative vote of a majority of all of the directors constituting the board, provided that such majority includes at least a majority of the directors designated as an "Energy Capital Partner Designated Director" by Energy Capital Partners. The Energy Capital Partner Designated Directors are Matthew F. Delaney, Peter Labbat, Thomas K. Lane, Scott A. Rogan and Jeffrey R. Spinner. Our unitholders are not entitled to directly or indirectly participate in our management or operations. Our General Partner is liable, as General Partner, for all of our debts (to the extent not paid from our assets), except for indebtedness (including the outstanding indebtedness under our Revolving Credit Facility) or other obligations that are made specifically nonrecourse to it. Whenever possible, we intend to incur indebtedness that is nonrecourse to our General Partner.
Our General Partner's limited liability company agreement provides that the Board of Directors of our General Partner must obtain the approval of members representing a majority interest in our General Partner for certain actions affecting us. These include actions related to:

•	transactions with affiliates;

•	entering into any hedging transactions that are not in compliance with GAAP;

•	the voluntary liquidation, wind-up or dissolution of us or any of our subsidiaries;

•	making any election that would result in us being classified as other than a partnership or a disregarded entity for U.S. federal income tax purposes;

•	filing or consenting to the filing of any bankruptcy, insolvency or reorganization petition for relief from debtors or protection from creditors naming us or any of our subsidiaries; and

•	effecting a material amendment to our General Partner's limited liability company agreement.
Currently, SMP Holdings is the sole member of our General Partner.
Committees of the Board of Directors
The Board of Directors of our General Partner has an Audit Committee, a Conflicts Committee and a Compensation Committee and may have such other committees as the Board of Directors shall determine from time to time.
The table below shows the current membership of each standing board committee and indicates which directors are independent directors.

Name	Audit Committee	Conflicts Committee	Compensation Committee	Independent Director
Matthew F. Delaney				No
Peter Labbat				No
Thomas K. Lane			Chair	No
Steven J. Newby				No
Jerry L. Peters	Chair	Member		Yes
Scott A. Rogan				No
Jeffrey R. Spinner			Member	No
Susan Tomasky	Member	Chair		Yes
Robert M. Wohleber	Member	Member	Member	Yes
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
Our Audit Committee has adopted an audit committee charter, which is publicly available on our website under the "Corporate Governance" subsection of the Investors section at www.summitmidstream.com.
Conflicts Committee. At the direction of our General Partner, our Conflicts Committee will review specific matters that may involve conflicts of interest in accordance with the terms of our Partnership Agreement. The Conflicts Committee will determine the resolution of the conflict of interest that is in the best interests of our partnership. There is no requirement that our General Partner seek the approval of the Conflicts Committee for the resolution of any conflict. The members of the Conflicts Committee may not be officers or employees of our General Partner or directors, officers, or employees of any of its affiliates. They may not hold any ownership interest in our General Partner or us and our subsidiaries other than common units and other awards that are granted under our incentive plans in place from time to time. Furthermore, the members of the Conflicts Committee must meet the independence and experience standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors. Mr. Peters, Ms. Tomasky and Mr. Wohleber currently serve as the members of our Conflicts Committee, with Ms. Tomasky serving as chair of the committee.
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
Compensation Committee. Mr. Lane, Mr. Spinner and Mr. Wohleber serve as the members of the Compensation Committee, with Mr. Lane serving as chair of the committee. The Compensation Committee provides oversight, administers and makes decisions regarding our compensation policies and plans. Although our common units are listed on the NYSE, we qualify for the “Limited Partnership” exemption to the NYSE rule requiring listed companies to have an independent compensation committee with a written charter.
Directors and Executive Officers
Directors are appointed for a term of one year and hold office until their successors have been elected or qualified or until the earlier of their death, resignation, removal or disqualification. Officers serve at the discretion of the Board of Directors of our General Partner.

The following table shows information for the directors and executive officers of our General Partner as of February 27, 2017.

Name	Age	Position with Summit Midstream GP, LLC
Steven J. Newby	44	President, Chief Executive Officer and Director
Matthew S. Harrison	46	Executive Vice President and Chief Financial Officer
Brock M. Degeyter	40	Executive Vice President, General Counsel, Chief Compliance Officer and Secretary
Brad N. Graves	50	Executive Vice President, Corporate Development and Chief Commercial Officer
Leonard W. Mallett	60	Executive Vice President and Chief Operations Officer
Louise E. Matthews	47	Senior Vice President, Human Resources and Corporate Communications
Matthew F. Delaney (1)	31	Director
Peter Labbat (2)	50	Director
Thomas K. Lane	60	Director
Jerry L. Peters	59	Director
Scott A. Rogan	46	Director
Jeffrey R. Spinner	35	Director
Susan Tomasky	63	Director
Robert M. Wohleber	66	Director
__________
(1) Mr. Delaney replaced Mr. Christopher M. Leininger, who resigned from the board on May 9, 2016.
(2) Mr. Labbat replaced Mr. Curtis A. Morgan, who resigned from the board on August 3, 2016.
Steven J. Newby has been the President and Chief Executive Officer and a director of our General Partner since May 2012. Mr. Newby was a founding member of Summit Investments and has been the President and Chief Executive Officer of Summit Investments since its formation in September 2009. In 2007, Mr. Newby joined ING Investment Management to manage a $300 million proprietary fund focused on the private and public investment in the energy infrastructure space. Prior to that, Mr. Newby was a founding member of SunTrust Bank's Corporate Energy industry specialty group and ultimately became a Managing Director and Head of the Project Finance Group within SunTrust's Capital Markets division. Mr. Newby is a graduate of the University of North Carolina at Chapel Hill with a B.S. in Business Administration with a concentration in Finance.
Matthew S. Harrison has been the Executive Vice President and Chief Financial Officer of our General Partner since March 2015 and was Senior Vice President and Chief Financial Officer of our General Partner from May 2012 to March 2015. Prior to joining our General Partner, Mr. Harrison was the Senior Vice President and Chief Financial Officer of Summit Investments since September 2011. Mr. Harrison joined Summit Investments from Hiland Partners, LP, where he served as Executive Vice President and Chief Financial Officer, Secretary and Director from February 2008 to September 2011. Prior to joining Hiland, Mr. Harrison was a Director in the Energy & Power Merger & Acquisitions group at Wachovia Capital Markets from October 2007 to February 2008 and a Director in the Mergers & Acquisitions group at A.G. Edwards & Sons, Inc. from July 1999 to October 2007. Mr. Harrison was a Senior Accountant for Price Waterhouse for five years. Mr. Harrison received an MBA from Northwestern University–Kellogg Graduate School of Management and a B.S. in Accounting from the University of Tennessee.
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

Brad N. Graves has been the Executive Vice President, Corporate Development and Chief Commercial Officer of our General Partner since March 2015. Previously, he served as Senior Vice President of Corporate Development from May 2012 until March 2015. In March 2013, he was promoted to Chief Commercial Officer. Prior to joining our General Partner, Mr. Graves was the Senior Vice President of Corporate Development of Summit Investments since April 2010. He was previously a Partner with Crestwood Midstream Partners, LLC from February 2008 until March 2010. Mr. Graves served as Executive Vice President—Business Development of Genesis Energy, LP from August 2006 until November 2007. He also served as Vice President—Offshore Commercial for Enterprise Products Partners L.P. ("Enterprise") from 2004 until August 2006. Prior to 2004, Mr. Graves served in a variety of commercial roles at Enterprise and GulfTerra Energy Partners, LP ("GulfTerra"), prior to its merger with Enterprise. In his roles with Enterprise and GulfTerra, Mr. Graves participated in numerous greenfield projects developed in the Gulf of Mexico. Mr. Graves earned a B.B.A. in Accounting from Texas A&M University and an MBA in Marketing and Finance from the University of Saint Thomas.
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
Louise E. Matthews has been the Senior Vice President, Human Resources and Corporate Communications of our General Partner since March 2016.  Previously, she served as Vice President, Human Resources from May 2013 to March 2016.  Prior to joining our General Partner, Ms. Matthews served as Senior Vice President at SunTrust Bank (“SunTrust”) from November 2010 to May 2013, leading the Human Resources organization supporting Enterprise Technology and Operations for all segments, including Wholesale, Investment Banking, Retail and Corporate Functions.  While with SunTrust, Ms. Matthews also served as a certified executive coach.  Prior to her time at SunTrust, Ms. Matthews served as Vice President of Human Resources with ING Investment Management.  Ms. Matthews has also served as HR Director for Sprint, Integrated Health Services and Jekyll Island Authority.  Ms. Matthews earned her Master of Business Administration and Bachelor of Business Administration from Georgia Southern University.
Matthew F. Delaney has served as a director of our General Partner since May 2016 and was appointed to the board in connection with his affiliation with Energy Capital Partners, which controls Summit Investments, the sole owner of SMP Holdings, the entity that owns and controls our General Partner. Mr. Delaney has been an investment professional at Energy Capital Partners since 2011. Prior to joining Energy Capital Partners, Mr. Delaney worked in the Investment Banking Division at Morgan Stanley focusing on energy mergers and acquisitions. Mr. Delaney received a B.A. in Economics from Amherst College. Mr. Delaney was selected to serve as a director on the board due to his affiliation with Energy Capital Partners, his knowledge of the energy industry, and his financial and business expertise. Mr. Delaney replaced Mr. Christopher M. Leininger, who resigned from the board on May 9, 2016.
Peter Labbat has served as a director of our General Partner since August 2016 and was appointed to the board in connection with his affiliation with Energy Capital Partners, which controls Summit Investments, the sole owner of SMP Holdings, the entity that owns and controls our General Partner. Mr. Labbat has been an investment professional at Energy Capital Partners since 2006. Prior to joining Energy Capital Partners, Mr. Labbat spent 13 years in Goldman Sachs’ Investment Banking Division. He currently serves on the boards of ADA Carbon Solutions, LLC, Next Wave Energy Partners, LP, Chieftain Sand and Proppant, LLC, and Pro Petro Holding Corp. Mr. Labbat received a B.A. in Economics from Georgetown University and an M.B.A. from the Wharton School at the University of Pennsylvania. Mr. Labbat was selected to serve as a director on the board due to his affiliation with Energy Capital Partners, his knowledge of the energy industry, and his financial and business expertise. Mr. Labbat replaced Mr. Curtis A. Morgan, who resigned from the board on August 3, 2016.
Thomas K. Lane has served as director of our General Partner since May 2012 and was appointed to the board in connection with his affiliation with Energy Capital Partners, which controls Summit Investments, the sole owner of SMP Holdings, the entity that owns and controls our General Partner.  Additionally, Mr. Lane serves as the chair of the Compensation Committee.  Mr. Lane has been a partner of Energy Capital Partners since 2005. Prior to joining Energy Capital Partners, Mr. Lane worked for 17 years in the Investment Banking Division at Goldman Sachs. As a

Managing Director at Goldman Sachs, Mr. Lane had senior-level coverage responsibility for electric and gas utilities, independent power companies and merchant energy companies throughout the United States. Mr. Lane received a B.A. in economics from Wheaton College and an MBA from the University of Chicago. Mr. Lane was selected to serve as a director on the board due to his affiliation with Energy Capital Partners, his knowledge of the energy industry and his financial and business expertise.
Jerry L. Peters has served as a director of our General Partner since September 2012. Additionally, Mr. Peters served as the chair of the Conflicts Committee until Ms. Tomasky's appointment to the role in November 2012 and serves as the chair and financial expert of the Audit Committee. Mr. Peters has served as the Chief Financial Officer of Green Plains Inc., a publicly-traded vertically-integrated ethanol producer, since May 2007. In 2015, Mr. Peters was appointed Chief Financial Officer and director of the general partner of Green Plains Partners, LP, a publicly traded partnership engaged in fuel storage and transportation services (and collectively with Green Plains Inc., "Green Plains"). Prior to joining Green Plains, Mr. Peters served as Senior Vice President—Chief Accounting Officer for ONEOK Partners from May 2006 to April 2007, as Chief Financial Officer of ONEOK Partners, L.P. from July 1994 to May 2006, and in various senior management roles of ONEOK Partners, L.P. from 1985 to May 2006. Prior to joining ONEOK Partners, Mr. Peters was employed by KPMG LLP as a certified public accountant from 1980 to 1985. Mr. Peters received an MBA from Creighton University with an emphasis in finance and a B.S. in Business Administration from the University of Nebraska Lincoln. We believe that Mr. Peters' extensive executive, financial and operational experience bring important and necessary skills to the Board of Directors.
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
Susan Tomasky has served as a director of our General Partner since November 2012. Additionally, Ms. Tomasky serves as the chair of the Conflicts Committee. Ms. Tomasky was a senior executive for 13 years at American Electric Power, one of the nation’s largest electric utilities, serving from 2009 to 2011 as President of the company’s transmission business, from 2007 through 2008 as Executive Vice President for Shared Services, from 2001 until 2007 as Executive Vice President and Chief Financial Officer, and from 1998 until 2001 as General Counsel. Ms. Tomasky currently serves as Lead Independent Director of Tesoro Corp. and as a director of Public Service Enterprise Group – both public companies. Ms. Tomasky holds a juris doctorate degree from George Washington University National Law Center, and received her undergraduate degree from University of Kentucky in Lexington. Ms. Tomasky's extensive executive, financial, legal and regulatory experience bring important and necessary skills to the Board of Directors.
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
Code of Business Conduct and Ethics
The Board of Directors of our General Partner has adopted a Code of Business Conduct and Ethics which sets forth SMLP’s policy with respect to business ethics and conflicts of interest. The Code of Business Conduct and Ethics is intended to ensure that the employees, officers and directors of SMLP conduct business with the highest standards of integrity and in compliance with all applicable laws and regulations. It applies to the employees, officers and directors of SMLP, including its principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions (the "Senior Financial Officers"). The Code of Business Conduct and Ethics also incorporates expectations of the Senior Financial Officers that enable us to provide accurate and timely disclosure in our filings with the SEC and other public communications. The Code of Business Conduct and Ethics is publicly available on our website under the "Corporate Governance" subsection of the Investors section at www.summitmidstream.com and is also available free of charge on written request to the Secretary at the Dallas office address given under the "Contact" section on our website.
Corporate Governance Guidelines
Our Corporate Governance Guidelines, which are available on our website under the “Corporate Governance” subsection of the “Investors” section at www.summitmidstream.com, provide guidelines for the governance of the Company. The Corporate Governance Guidelines specifically provide, among other things, that
(i) Jerry L. Peters, as the chairman of our Audit Committee, shall preside over any executive sessions, and (ii) interested parties may communicate directly with our independent directors by submitting a specially marked envelope to the Secretary of our General Partner.

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

Item 11. Executive Compensation.
This Compensation Discussion and Analysis (“CD&A”) provides information regarding the compensation of our named executive officers (“NEOs”) as reported in the Summary Compensation Table and other tables in this document. In this CD&A, we review the compensation decisions and rationale for those decisions relating to our principal executive officer, principal financial officer, our next three most highly compensated executive officers.
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
The NEOs are employees of Summit Investments and executive officers of our General Partner.  Certain of the NEOs split their working time between SMLP's business and their responsibilities for Summit Investments and its affiliates other than us.  Under the terms of our Partnership Agreement, our General Partner determines the portion of the NEOs' compensation that is allocated to us. The Compensation Committee provides oversight, administers and makes decisions regarding our compensation policies and plans.
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

We employ a pay-for-performance philosophy when designing executive compensation opportunities. Thus, a portion of an executive’s target compensation should be performance based through linkage to the achievement of financial and other measures deemed to be drivers in the creation of unitholder value. While the Compensation Committee does not set a specific target allocation among the elements of total direct compensation, a portion of the compensation opportunity available to each of our NEOs is, by design, tied to the Partnership’s annual and long-term performance.
Compensation of Named Executive Officers
The Compensation Committee establishes the target total direct compensation of our executives and administers other benefit programs. The Compensation Committee engaged BDO USA, L.L.P. as its independent compensation consultant. The Compensation Consultant provides the Compensation Committee with data, analysis and advice on the structure and level of executive compensation. The Compensation Consultant participates in Compensation Committee meetings and executive sessions of the Compensation Committee meetings as requested. The Compensation Consultant may work with our management on various matters for which the Compensation Committee is responsible. However, the Compensation Committee, not management, directs the activities of the Compensation Consultant. We consider the Compensation Consultant to be independent of the Partnership according to current NYSE listing requirements and SEC guidance.
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
During the Compensation Committee’s annual review of executive compensation, the Compensation Consultant provided the Compensation Committee with an analysis of positions comparable to the NEOs at peer companies. To develop these exhibits, information from peer company public filings was compiled, including public company proxy statements and annual reports on Form 10-K. The peer group used for 2016 executive compensation consisted of 13 publicly traded midstream partnerships and limited liability companies with whom we compete for executive talent.
The peer group comprised the following companies:

American Midstream Partners, LP	MidCoast Energy Partners, L.P.
Boardwalk Pipeline Partners, LP	NuStar Energy L.P.
Crestwood Equity Partners LP	SemGroup Corporation
DCP Midstream, LP	Southcross Energy Partners, L.P.
Enable Midstream Partners, LP	Tallgrass Energy Partners LP
EnLink Midstream Partners, LP	Targa Resources Corp.
Genesis Energy, L.P.
The compensation analysis encompassed the primary components of total direct compensation, including annual base salary, annual short-term incentive and long-term incentive awards for the NEOs of these peer group companies. The Compensation Committee considered the information provided to ascertain whether the compensation of our NEOs is aligned with our compensation philosophy and competitive with the compensation for executive officers of the peer group companies. The Compensation Committee reviewed the compensation analysis to confirm that our compensation programs were supporting a competitive total compensation approach that emphasizes incentive-based compensation and appropriately rewards achievement of our objectives. For 2016, the target total direct compensation for the NEOs as set by the Compensation Committee is summarized below. Each element is further discussed in this CD&A.

Name and Principal Position	Base Salary ($)	2016 Target Annual Bonus: Percent of Base Salary (%)	2016 Target LTIP Award: % of Base Salary (%)	2016 LTIP Target Award Value ($)	2016 Target Total Direct Compensation ($)
Steven J. Newby President and Chief Executive Officer	575,000	150	250	1,437,500	2,875,000
Matthew S. Harrison Executive Vice President and Chief Financial Officer	400,000	100	150	600,000	1,400,000
Brock M. Degeyter Executive Vice President, General Counsel, Chief Compliance Officer and Secretary	350,000	100	150	525,000	1,225,000
Brad N. Graves Executive Vice President, Corporate Development and Chief Commercial Officer	375,000	100	150	562,500	1,312,500
Leonard W. Mallett Executive Vice President and Chief Operations Officer	350,000	100	150	525,000	1,225,000
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
The base salaries of our NEOs, a portion of which are allocated to and reimbursed by the Partnership for certain NEOs, are set forth in the following table:

Name and Principal Position	2016 Base Salary ($)
Steven J. Newby (1) President and Chief Executive Officer	575,000
Matthew S. Harrison (2) Executive Vice President and Chief Financial Officer	400,000
Brock M. Degeyter (3) Executive Vice President, General Counsel, Chief Compliance Officer and Secretary	350,000
Brad N. Graves (4) Executive Vice President, Corporate Development and Chief Commercial Officer	375,000
Leonard W. Mallett Executive Vice President and Chief Operations Officer	350,000
___________
(1) Salary adjusted from $475,000 to $575,000 in March 2016.
(2) Salary adjusted from $340,000 to $400,000 in March 2016.
(3) Salary adjusted from $305,000 to $350,000 in February 2016.
(4) Salary adjusted from $325,000 to $375,000 in March 2016.
Annual Incentive Compensation. We provide an annual incentive bonus (“annual bonus”) to drive the achievement of key business results and to recognize NEOs based on their contributions to those results. The annual bonus plan is a cash-based incentive plan. Incentive amounts are intended to provide total cash compensation near the market range for executive officers in comparable positions when target performance is achieved. Annual bonus compensation levels are set above or below the market range to reflect actual performance results as appropriate when performance is greater or less than expectations. Annual bonus payouts may range from 0% to 200% of the target opportunity (0% to 300% for Mr. Newby) and may be adjusted at the discretion of the Compensation Committee.
In March 2016, the Compensation Committee established the 2016 annual bonus plan target opportunities as a percentage of base salary for our NEOs. The 2016 targets for Messrs. Harrison, Mallett, Graves and Degeyter were 100% of their base salaries, while Mr. Newby's 2016 target was 150%.

Name and Principal Position	2016 Target Annual Bonus: Percent of Base Salary (%)	2016 Target Bonus: Dollar Value ($)
Steven J. Newby President and Chief Executive Officer	150	862,500
Matthew S. Harrison Executive Vice President and Chief Financial Officer	100	400,000
Brock M. Degeyter Executive Vice President, General Counsel, Chief Compliance Officer and Secretary	100	350,000
Brad N. Graves Executive Vice President, Corporate Development and Chief Commercial Officer	100	375,000
Leonard W. Mallett Executive Vice President and Chief Operations Officer	100	350,000
In 2016, quantitative factors, as reflected in the corporate scorecard applicable to the senior leadership team (the "SLT Scorecard") determined at least one-half of the annual bonus for Messrs. Harrison, Degeyter, Graves and Mallett while their respective business unit scorecards accounted for the remainder. (The annual bonus amounts determined based on these scorecards were subject to further adjustments as explained below). For Mr. Newby, the SLT Scorecard determined his entire annual bonus for 2016, subject to further adjustments as explained below. The SLT Scorecard contained five factors, each of which are considered by the Board of Directors and management as key indicators of the successful execution of our business plan. Those factors included (i) corporate growth, (ii) adjusted EBITDA, (iii) distributable cash flow per unit, (iv) leverage ratio and (v) health, safety, environmental, and regulatory goals.
In February 2017, the Compensation Committee and the Board of Directors reviewed the SLT Scorecards for 2016 and determined the level of achievement of each key factor. We exceeded three of our targets, including adjusted EBITDA, distributable cash flow per unit and leverage ratio. We met our health, safety, environmental, and regulatory goals. We did not meet our corporate growth target. These results yielded a calculated SLT Scorecard result of 115% of target for the portion of their annual bonuses based on SLT Scorecard results.
In addition to corporate and business unit results reported on scorecards, additional considerations are applied at the discretion of the CEO, the Compensation Committee, or the Board of Directors that may affect the actual annual bonus earned. Those considerations include judgments regarding overall company performance and business events, industry climate and performance, the market for executive talent, demonstrated leadership capabilities, and progress on strategic initiatives.
Mr. Newby’s annual bonus payout was $1,000,000, which is 116% of his target annual bonus for 2016.
Mr. Harrison’s annual bonus payout reflects consideration for the combined performance results of the finance, investor relations and accounting business units. The total amount awarded to Mr. Harrison reflects 110% of his target annual bonus in 2016, or $440,000.
Mr. Degeyter’s annual bonus payout reflects consideration for the performance results of the legal, health, safety, environmental and regulatory business units.  The total amount awarded to Mr. Degeyter reflects 116% of his target annual bonus in 2016, or $406,000.
Mr. Graves’ annual bonus payout reflects consideration for performance results of the corporate development business unit. The total amount awarded to Mr. Graves reflects 110% of his target annual bonus in 2016, or $412,000.
Mr. Mallett's annual bonus payout reflects consideration for performance results of enterprise technology and engineering, construction and operations business units. The total amount awarded to Mr. Mallett reflects 120% of his target annual bonus in 2016, or $420,000.

Only a portion of the NEOs' annual bonus amounts are allocated to and reimbursed by the Partnership. For a discussion of the cost allocation methodology, please refer to "Reimbursement of Expenses from General Partner" in Item 13. Certain Relationships and Related Transactions, and Director Independence. Based on the foregoing discussion, the annual bonus awards to be paid in March 2017 to our NEOs for 2016 performance are as follows:

Name and Principal Position	2016 Annual Bonus Payout ($)
Steven J. Newby President and Chief Executive Officer	1,000,000
Matthew S. Harrison Executive Vice President and Chief Financial Officer	440,000
Brock M. Degeyter Executive Vice President, General Counsel, Chief Compliance Officer and Secretary	406,000
Brad N. Graves Executive Vice President, Corporate Development and Chief Commercial Officer	412,000
Leonard W. Mallett Executive Vice President and Chief Operations Officer	420,000
Long-Term Equity-Based Compensation Awards. Our General Partner approved the SMLP LTIP pursuant to which eligible officers (including the NEOs), employees, consultants and directors of our General Partner and its affiliates are eligible to receive awards with respect to our equity interests, thereby linking the recipients' compensation directly to the value of SMLP's common units and enhancing our ability to attract and retain superior talent. The SMLP LTIP provides for the grant, from time to time at the discretion of the Board of Directors or Compensation Committee, of unit awards, restricted units, phantom units, unit options, unit appreciation rights, distribution equivalent rights, profits interest units and other unit-based awards.
The SMLP LTIP is designed to promote our interests, as well as the interests of our unitholders, by aligning the interests of our eligible employees (including the NEOs) and directors with those of common unitholders, as well as by strengthening our ability to attract, retain and motivate qualified individuals to serve as directors and employees.
SMLP LTIP award guidelines for NEOs are designed to attract, retain and motivate key employees, including the NEOs and were determined using the Compensation Consultant's analysis for individuals in comparable positions and an analysis of the scope of their roles and duties. These guidelines set an annual equity award target in the amount of 150% of base salary for each of our NEOs other than Mr. Newby, whose targeted annual equity award is 250% of his base salary.
March 2016 Equity Grants. Effective March 15, 2016, based on the recommendation of the Compensation Committee, the Board of Directors approved a grant of phantom units to the NEOs. The underlying phantom units vest ratably over a three-year period. Holders of phantom units are entitled to distribution equivalent rights for each phantom unit, providing for a lump sum payment equal to the accrued distributions from the grant date of the phantom units to be paid in cash upon the vesting date. The Compensation Committee selected equity awards that vest contingent on continued service to foster increased unit ownership by the NEOs and as a retention incentive for continued employment with the Partnership.
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

To calculate the number of phantom units granted to each NEO, the Compensation Committee determined the dollar amount of the long-term incentive compensation award, and then granted the number of phantom units that had a fair market value equal to that amount on the date of grant. Phantom unit awards granted in March 2016 were as follows:

Name and Principal Position	2016 Target SMLP LTIP Award: % of Base Salary (%)	2016 Phantom Units Awarded (#)	2016 SMLP LTIP Award Value ($)
Steven J. Newby President and Chief Executive Officer	250	118,083	1,750,000
Matthew S. Harrison Executive Vice President and Chief Financial Officer	150	43,859	650,000
Brock M. Degeyter Executive Vice President, General Counsel, Chief Compliance Officer and Secretary	150	43,859	650,000
Brad N. Graves Executive Vice President, Corporate Development and Chief Commercial Officer	150	43,859	650,000
Leonard W. Mallett Executive Vice President and Chief Operations Officer	150	40,485	600,000
Retirement, Health and Welfare and Additional Benefits. The NEOs are eligible to participate in such employee benefit plans and programs as we offer to our employees, subject to the terms and eligibility requirements of those plans.
401(k) Plan. The NEOs are eligible to participate in a tax qualified 401(k) defined contribution plan to the same extent as all of our other employees. In 2016, we made a fully vested matching contribution on behalf of each of the 401(k) plan's participants up to 5% of such participant's eligible salary for the year.
Health Savings Account ("HSA") Program. The NEOs are eligible to participate in a tax qualified health savings account (“HSA”) if they are enrolled in the available high-deductible health plan. The HSA is a tax-free savings account owned by an individual and can be used to pay for current or future qualified medical expenses. Participants determine how much to contribute, when and how to spend the money on eligible medical expenses, and how to invest the balance. The balance remains in the account and is not subject to forfeiture. The Partnership makes annual contributions to all HSA-eligible employees who enroll in an HSA. In 2016, Summit Investments made tax-free HSA contributions of $1,800 to Messrs. Newby, Harrison and Graves.
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
Deferrals of SMLP LTIP grants and other equity-based awards are allocated to the Summit Midstream Partners, LP Unit Fund (the “Unit Fund”). The Unit Fund consists of notional common units in SMLP, with each unit approximating the value of one common unit of SMLP. The distribution equivalent rights associated with any SMLP LTIP grant may be allocated to any available investment option, other than the Unit Fund. Only Mr. Newby elected to defer any compensation earned in 2016 under the DCP.
The DCP is filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on July 3, 2013.
Tax Preparation and Advisory Services. Pursuant to the terms of their employment agreements, all NEOs are entitled to reimbursement for tax preparation and advisory services expenses of up to $12,000 per year. Expenditures for these additional benefits are disclosed by individual in footnote 4 to the Summary Compensation Table.
Employment and Severance Arrangements. Our NEOs each have employment agreements with Summit Investments. Elements of the NEOs’ total direct compensation are subject to periodic review and may be adjusted accordingly by the Compensation Committee.

Mr. Newby’s employment agreement, which was amended and restated on July 20, 2015 and took effect on August 13, 2015, has an initial term of two years, and is then automatically extended for successive one-year periods, unless either party gives notice of non-extension to the other no later than 30 days prior to the expiration of the then-applicable term. Mr. Newby’s employment agreement provides for an annual base salary of $475,000 ($600,000 effective March 2017), and a performance-based bonus ranging from 0% to 300% of base salary, with a target of 150% of base salary. Mr. Newby is entitled to receive a prorated annual bonus (based on target) if his employment is terminated by Mr. Newby for good reason, or by the Company without cause or as a result of a non-extension of the term by the Company, or due to death or disability. In addition, Mr. Newby’s employment agreement also provides for reimbursement of certain business expenses incurred in connection with his employment, including company-paid tax preparation and advisory services of up to $12,000 per year. Mr. Newby is also entitled to reimbursement for the cost of an annual executive physical.
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
Mr. Harrison’s employment agreement, which was amended and restated on October 16, 2015, has an initial term that expires on March 1, 2017, and is then automatically extended for successive one-year periods, unless either party gives notice of non-extension to the other no later than 30 days prior to the expiration of the then-applicable term. Mr. Harrison’s employment agreement provides for an annual base salary of $340,000 ($415,000 effective March 2017), and a performance-based bonus ranging from 0% to 200% of base salary, with a target of 100% of base salary. Mr. Harrison is entitled to receive a prorated annual bonus (based on target) if his employment is terminated by Mr. Harrison for good reason, or by the Company without cause or as a result of a non-extension of the term, or due to death or disability. In addition, Mr. Harrison’s employment agreement also provides for reimbursement of certain business expenses incurred in connection with his employment, including company-paid tax preparation and advisory services of up to $12,000 per year.
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
The Board of Directors has approved an amended and restated employment agreement for Mr. Harrison, which shall become effective on March 1, 2017. See Item 9B. Other Information included in this report for a description of Mr. Harrison's amended and restated employment agreement.
Mr. Degeyter's employment agreement, which was amended and restated as of February 1, 2016, is substantially similar to Mr. Harrison's employment agreement, except that (i) it provides for an annual base salary of $350,000 ($365,000 effective March 2017) and (ii) it has an initial term that expires on March 1, 2018.
Mr. Graves’ employment agreement, which was amended and restated on March 1, 2015, has an initial term of two years, and is then automatically extended for successive one-year periods, unless either party gives notice of non-extension to the other no later than 90 days prior to the expiration of the then-applicable term. Mr. Graves’ employment agreement provides for an annual base salary of $325,000 ($390,000 effective March 2017), and a performance-based bonus ranging from 0% to 200% of base salary, with a target of 100% of base salary. Mr. Graves is entitled to receive a prorated annual bonus (based on target) if his employment is terminated by the Company without cause or due to death or disability. Although Mr. Graves’ employment agreement only provides for reimbursement of tax preparation expenses in the amount of $10,000 per year, we have agreed to increase the reimbursement amount to $12,000.
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
The Board of Directors has approved an amended and restated employment agreement for Mr. Graves, which shall become effective on March 1, 2017. See Item 9B. Other Information included in this report for a description of Mr. Graves' amended and restated employment agreement.
Mr. Mallett’s employment agreement, which was entered into on December 1, 2015, has an initial term that expires on December 1, 2017, and is then automatically extended for successive one-year periods, unless either party gives notice of non-extension to the other no later than 30 days prior to the expiration of the then-applicable term. Mr. Mallett’s employment agreement provides for an annual base salary of $350,000 ($375,000 effective March 2017), and a performance-based bonus ranging from 0% to 200% of base salary, with a target of 100% of base salary. Mr. Mallett is entitled to receive a prorated annual bonus (based on target) if his employment is terminated by Mr. Mallett for good reason, or by the Company without cause or as a result of a non-extension of the term by the Company, or due to death or disability. In addition, Mr. Mallett’s employment agreement also provides for reimbursement of certain business expenses incurred in connection with his employment, including company-paid tax preparation and advisory services of up to $12,000 per year.
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
Additionally, as an inducement to accept the position of Chief Operations Officer of the Company, on December 1, 2015, Mr. Mallett received a one-time grant of phantom units valued at $1,600,000, pursuant to a standalone phantom unit award agreement (the "Award Agreement"). Subject to the terms and conditions of the Award Agreement, the underlying phantom units will vest ratably over a three-year period, and are entitled to distribution equivalent rights for each phantom unit, providing for a lump sum payment equal to the accrued distributions from the grant date of the phantom units to be paid in cash upon the vesting date. Furthermore, the phantom units will be subject to accelerated vesting on the occurrence of any of the following events: (i) a termination of the Mr. Mallett’s employment other than for cause, (ii) a termination of employment by Mr. Mallett for good reason (as that term is defined in the employment agreement), (iii) a termination of Mr. Mallett’s employment by reason of death or disability or (iv) a Change in Control (as defined in the Award Agreement). Mr. Mallett also received an annual cash bonus in the amount of $350,000 and an additional grant of phantom units valued at $600,000 in March 2016.
Risk Assessment Relative to Compensation Programs. The Compensation Committee manages risk as it relates to our compensation plans, programs and structure (collectively, our “compensation practices”). The Compensation Committee meets with management to review whether any aspect of our compensation practices creates incentives for our employees to take inappropriate risks that could materially adversely affect the Partnership. Accordingly, we believe that the compensation practices for our NEOs and other employees are appropriately structured and do not pose a material risk to the Partnership. We believe these compensation practices are designed and implemented in a manner that does not promote excessive risk-taking that could damage the value of the Partnership or provide compensatory rewards for inappropriate decisions or behavior.
Compensation Committee Report. The Compensation Committee has reviewed and discussed this CD&A with our management and, based on such review and discussion, has recommended to the Board that the CD&A be included in the Annual Report on Form 10-K.
Summary Compensation Table for 2016, 2015 and 2014
The following table sets forth certain information with respect to the compensation paid to our NEOs for the years ended December 31, 2016, 2015 and 2014 and allocated to us by our General Partner. Under the terms of our Partnership Agreement, our General Partner determines the portion of the NEOs' compensation that is allocated to us. For a discussion of the cost allocation methodology, please refer to "Agreements with Affiliates—Reimbursement of Expenses from General Partner" in Item 13. Certain Relationships and Related Transactions, and Director Independence.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Equity Awards ($) (2)	Non-Equity Incentive Plan Compen-sation($) (3)	All Other Compen-sation ($) (4)	Total ($)
Steven J. Newby President and Chief Executive Officer	2016	517,500	—	1,750,000	900,000	37,020	3,204,520
	2015	237,500	—	1,925,000	267,500	20,619	2,450,619
	2014	237,500	—	1,200,000	237,500	16,490	1,691,490
Matthew S. Harrison Executive Vice President and Chief Financial Officer	2016	380,000	—	650,000	418,000	33,249	1,481,249
	2015	251,600	—	630,000	188,700	25,336	1,095,636
	2014	238,000	—	625,000	185,500	21,965	1,070,465
Brock M. Degeyter Executive Vice President, General Counsel, Chief Compliance Officer and Secretary	2016	315,000	—	650,000	365,400	29,467	1,359,867
	2015	173,850	—	629,000	139,650	19,450	961,950
	2014	213,500	—	600,000	171,500	21,965	1,006,965
Brad N. Graves Executive Vice President, Corporate Development and Chief Commercial Officer	2016	375,000	—	650,000	412,000	31,918	1,468,918
	2015	97,500	—	612,500	70,500	12,071	792,571
	2014	227,500	—	650,000	171,500	21,695	1,070,695
Leonard W. Mallett Executive Vice President and Chief Operations Officer (5)	2016	350,000	350,000	600,000	420,000	12,643	1,732,643
	2015	20,417	—	1,600,000	—	—	1,620,417
	2014	—	—	—	—	—	—
___________
(1) Amounts shown represent the portion of the NEO's base salary allocated to SMLP.
(2) Amounts shown reflect the grant date fair value of the phantom unit awards granted to the NEOs in March 2016, March 2015 and March 2014, respectively, and, in Mr. Mallett’s case, also in December 2015, in accordance with FASB Accounting Standards Codification Topic 718, Compensation—Stock Compensation ("FASB ASC Topic 718"). For the assumptions made in valuing these awards, see Note 13 to the consolidated financial statements. For additional information, please refer to "Components of Executive Compensation—Long-Term Equity-Based Compensation Awards" above.
(3) Amounts shown represent the incentive bonus earned under our annual incentive bonus program in the fiscal year indicated but paid in the following fiscal year. The amounts shown represent that portion of the NEO's annual bonus that has been allocated to SMLP.
(4) The table below presents the components of "All Other Compensation" allocated to SMLP for each NEO for the fiscal year ended December 31, 2016. For additional information, please see "Components of Executive Compensation—Retirement, Health and Welfare and Additional Benefits" above.
(5) Mr. Mallett's employment commenced on December 1, 2015.
All Other Compensation. The following table sets forth information concerning all other compensation paid to our NEOs in fiscal 2016 and allocated to us by our General Partner.

Name	Medical Insurance Premium ($)	Individual Tax Preparation and Annual Medical Examination ($)	Health Savings Account (HSA) Employer Contributions ($)	401(k) Plan Employer Contributions ($)	Total ($)
Steven J. Newby	14,354	9,121	1,620	11,925	37,020
Matthew S. Harrison	15,151	3,800	1,710	12,588	33,249
Brock M. Degeyter	16,124	1,418	—	11,925	29,467
Brad N. Graves	15,488	1,380	1,800	13,250	31,918
Leonard W. Mallett	12,643	—	—	—	12,643

Grants of Plan-Based Awards in 2016. The following table sets forth information concerning annual incentive awards and phantom unit awards granted to our NEOs in fiscal 2016.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stocks or Units (2)	Grant Date Fair Value of Stock and Options Awards (3)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	(#)	($)
Steven J. Newby	N/A	N/A	862,500	1,725,000
	3/15/2016				118,083	1,750,000
Matthew S. Harrison	N/A	N/A	400,000	800,000
	3/15/2016				43,859	650,000
Brock M. Degeyter	N/A	N/A	350,000	700,000
	3/15/2016				43,859	650,000
Brad N. Graves	N/A	N/A	375,000	750,000
	3/15/2016				43,859	650,000
Leonard W. Mallett	N/A	N/A	350,000	700,000
	3/15/2016				40,485	600,000
___________
(1) Represents annual incentive opportunities that may be awarded pursuant to our annual incentive program for the year ended December 31, 2016 with payment based upon our achievement of pre-established performance goals and other factors. For additional information, please see "Components of Executive Compensation—Annual Incentive Compensation" above.
(2) Represents grants of phantom units with distribution equivalent rights under the SMLP LTIP. For additional information, please see "Components of Executive Compensation—Long-Term Equity-Based Compensation Awards" above.
(3) Amounts shown represent the fair value of the award on the date of the grant, in accordance with FASB ASC Topic 718. For the assumptions made in valuing these awards, see Note 13 to the consolidated financial statements.
Narrative Disclosure to the Summary Compensation Table and Grants of the Plan-Based Awards Table. A description of material factors necessary to understand the information disclosed in the tables above with respect to salaries, bonuses, equity awards, non-equity incentive plan compensation and all other compensation can be found in the CD&A that precedes these tables.

Outstanding Equity Awards at December 31, 2016. The following table presents information regarding the outstanding equity awards held by our NEOs at December 31, 2016.

		Unit Awards
Name	Grant Date	Number of Unearned Phantom Units That Have Not Vested (#) (1)	Market Value of Unearned Phantom Units That Have Not Vested ($) (2)
Steven J. Newby	3/15/2016	118,083	2,969,787
	3/15/2015	37,812	950,972
	3/15/2014	9,456	237,818
Matthew S. Harrison	3/15/2016	43,859	1,103,054
	3/15/2015	12,375	311,231
	3/15/2014	4,925	123,864
Brock M. Degeyter	3/15/2016	43,859	1,103,054
	3/15/2015	12,355	310,728
	3/15/2014	4,728	118,909
Brad N. Graves	3/16/2016	43,859	1,103,054
	3/15/2015	12,031	302,580
	3/15/2014	5,122	128,818
Leonard W. Mallett	3/15/2016	40,485	1,018,198
	12/1/2015	57,317	1,441,523
___________
(1) Phantom units granted to the NEOs vest ratably over a three-year period with the first tranche scheduled to vest on the first anniversary of the grant date, subject to continued employment, and accelerated vesting as provided in the applicable award agreement. The NEOs also receive distribution equivalent rights for each phantom unit, providing for a lump sum payment equal to the accrued distributions from the grant date of the phantom units to be paid in cash upon the vesting date.
(2) Amounts were calculated using the closing price of SMLP's publicly traded common units on December 31, 2016.
Phantom Units Vested. The following table represents information regarding the vesting of phantom units during the year ended December 31, 2016 with respect to our NEOs.

	Phantom Unit Awards
Name	Number of Phantom Units Vested (#)	Value Realized on Vesting ($) (1)
Steven J. Newby (1)	26,736	501,032
Matthew S. Harrison (1)	16,242	308,340
Brock M. Degeyter (1)	15,715	297,656
Brad N. Graves (1)	15,466	292,349
Leonard W. Mallett (2)	28,659	709,310
___________
(1) Amounts represent the value of the phantom units that vested on March 15, 2016, plus the distribution equivalent rights earned in tandem. The value of the phantom units that vested on March 15, 2016 was calculated using the closing price of SMLP's publicly traded common units as of March 14, 2016, the trading day immediately prior to vesting.
(2) Amounts represent the value of the phantom units that vested on December 1, 2016, plus the distribution equivalent rights earned in tandem. The value of the phantom units that vested on December 1, 2016 was calculated using the closing price of SMLP's publicly traded common units as of November 30, 2016, the trading day immediately prior to vesting.
Pension Benefits. Currently, our General Partner does not sponsor or maintain a pension or defined benefit program for our NEOs. This policy may change in the future.

Nonqualified Deferred Compensation Table for 2016. The following table represents information regarding the nonqualified deferred compensation of our NEOs for the year ended December 31, 2016.

Name	Executive Contributions in Last Fiscal Year ($) (1)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)
Steven J. Newby	327,515	—	298,260	—	1,222,172
Matthew S. Harrison	33,925	—	107,148	—	507,178
Brad N. Graves	16,139	—	31,126	—	261,594
___________
(1) Amount is included in the "Summary Compensation Table" for the year 2016. For additional information, see "Components of Executive Compensation—Retirement, Health and Welfare and Additional Benefits" above.
Potential Payments upon Termination or Change in Control. The following table sets forth information concerning potential amounts payable to the NEOs upon termination of employment under various circumstances, and upon a change in control, if such event took place on December 31, 2016.

Name and Principal Position	Triggering Event	Salary ($)	Bonus ($)	Pro-Rata Bonus ($)	Health Benefits ($)	Acceleration of Unvested Equity ($) (1)	Total ($)
Steven J. Newby President and Chief Executive Officer (2)	Termination by Reason of Death or Disability	—	—	862,500	17,809	4,571,862	5,452,171
	Termination Without Cause	1,437,500	1,337,500	862,500	17,809	4,571,862	8,227,171
	Resignation for Good Reason	1,437,500	1,337,500	862,500	17,809	4,571,862	8,227,171
	Nonextension of Term by Company	1,437,500	1,337,500	862,500	17,809	4,571,862	8,227,171
	Nonextension of Term by Executive, Company Exercises Noncompete	575,000	535,000	—	17,809	—	1,127,809
	Change in Control (3)	—	—	—	—	4,571,862	4,571,862
Matthew S. Harrison Executive Vice President and Chief Financial Officer (4)	Termination by Reason of Death or Disability	—	—	400,000	17,809	1,693,620	2,111,429
	Termination Without Cause	600,000	382,500	400,000	17,809	1,693,620	3,093,929
	Resignation for Good Reason	600,000	382,500	400,000	17,809	1,693,620	3,093,929
	Nonextension of Term by Company	600,000	382,500	400,000	17,809	1,693,620	3,093,929
	Nonextension of Term by Executive, Company Exercises Noncompete	400,000	255,000	—	17,809	—	672,809
	Change in Control (3)	—	—	—	—	1,693,620	1,693,620

Brock M. Degeyter Executive Vice President, General Counsel, Chief Compliance Officer and Secretary (5)	Termination by Reason of Death or Disability	—	—	350,000	17,809	1,686,874	2,054,683
	Termination Without Cause	525,000	367,500	350,000	17,809	1,686,874	2,947,183
	Resignation for Good Reason	525,000	367,500	350,000	17,809	1,686,874	2,947,183
	Nonextension of Term by Company	525,000	367,500	350,000	17,809	1,686,874	2,947,183
	Change in Control (3)	—	—	—	—	1,686,874	1,686,874
	Nonextension of Term, Company Exercises Noncompete	350,000	245,000	—	17,809	—	612,809
Brad N. Graves Executive Vice President, Corporate Development and Chief Commercial Officer (6)	Termination by Reason of Death or Disability	—	—	375,000	17,809	1,689,751	2,082,560
	Termination Without Cause	375,000	235,000	375,000	17,809	1,689,751	2,692,560
	Resignation for Good Reason	375,000	235,000	—	17,809	1,689,751	2,317,560
	Termination Without Cause during Change In Control Period	562,500	352,500	375,000	17,809	1,689,751	2,997,560
	Resignation for Good Reason during Change in Control Period	562,500	352,500	—	17,809	1,689,751	2,622,560
	Change in Control (3)	—	—	—	—	1,689,751	1,689,751
	Nonextension of Term by Company	375,000	235,000	—	17,809	1,689,751	2,317,560
	Nonextension of Term, Company Exercises Noncompete	375,000	235,000	—	17,809	—	627,809
Leonard W. Mallett Executive Vice President and Chief Operations Officer (7)	Termination by Reason of Death or Disability	—	—	350,000	17,809	2,661,386	3,029,195
	Termination Without Cause	525,000	525,000	350,000	17,809	2,661,386	4,079,195
	Resignation for Good Reason	525,000	525,000	350,000	17,809	2,661,386	4,079,195
	Nonextension of Term by Company	525,000	525,000	350,000	17,809	2,661,386	4,079,195
	Change in Control (3)	—	630,000	—	—	2,661,386	3,291,386
	Nonextension of Term by Executive, Company Exercises Noncompete	350,000	350,000	—	17,809	—	717,809
___________

(1) Amounts represent the value of the phantom units that vest upon the occurrence of a triggering event plus the earned distribution equivalent rights that vest in tandem. The value of the phantom units was calculated using the closing price of SMLP's publicly traded common units on December 31, 2016.
(2) Mr. Newby's employment agreement provides that upon termination of employment resulting from a non-extension of the term by Summit Investments, termination by Summit Investments without cause, or by Mr. Newby’s resignation for good reason (each a "Qualifying Termination"), Mr. Newby's severance payment will be equal to two and one-half times the sum of his annual base salary and his annual bonus payable in respect of the immediately preceding year. Mr. Newby is also entitled to receive a prorated annual bonus (based on target) if his employment is terminated as a result of a Qualifying Termination. If Summit Investments exercises the “noncompete option” after Mr. Newby elects not to extend the term, then Mr. Newby is entitled to a severance payment in an amount equal to the sum of his annual base salary and annual bonus payable in respect of the preceding year, multiplied by a fraction, the numerator of which is equal to the number of days from the date of termination through the expiration of the restricted period (as elected by Summit Investments) and the denominator of which is 365. Any unvested equity awards granted to Mr. Newby will immediately vest upon a Qualifying Termination, termination by reason of death or disability, or a change in control. If any portion of the payments or benefits provided to Mr. Newby in connection with a change in control become subject to the excise tax under Section 4999 of the Internal Revenue Code, then the payments and benefits will be reduced to the extent such reduction would result in a greater after-tax benefit to Mr. Newby. Following any termination of employment, Summit Investments has agreed to pay the out-of-pocket premium cost to continue Mr. Newby’s medical and dental coverage for a period not to exceed 18 months, with such coverage terminating if any new employer provides benefits coverage. Mr. Newby also had an aggregate balance of $1,222,172 under the DCP as of December 31, 2016, which will be distributed upon a qualifying triggering event. For additional information, see "Summary Compensation Table for 2016, 2015 and 2014—Nonqualified Deferred Compensation Table for 2016" above.
(3) Single-trigger event without a qualifying termination of employment.
(4) Mr. Harrison’s employment agreement provides that upon termination of employment resulting from a non-extension of the term by Summit Investments, by Summit Investments without cause, or by Mr. Harrison’s resignation for good reason (each a "Qualifying Termination"), Mr. Harrison’s severance payment will be equal to one and one-half times the sum of his annual base salary and his annual bonus payable in respect of the immediately preceding year. Mr. Harrison is also entitled to receive a prorated annual bonus (based on target) if his employment is terminated as a result of a Qualifying Termination or due to death or disability. If Summit Investments exercises the “noncompete option” after Mr. Harrison elects not to extend the term, then Mr. Harrison is entitled to a severance payment in an amount equal to the sum of his annual base salary and annual bonus payable in respect of the preceding year, multiplied by a fraction, the numerator of which is equal to the number of days from the date of termination through the expiration of the restricted period (as elected by Summit Investments) and the denominator of which is 365. Any unvested equity awards granted to Mr. Harrison will immediately vest upon a Qualifying Termination, termination by reason of death or disability, or a change in control. If any portion of the payments or benefits provided to Mr. Harrison would be subject to the excise tax under Section 4999 of the Internal Revenue Code, then the payments and benefits will be reduced to the extent such reduction would result in a greater after-tax payment to Mr. Harrison. Following any termination of employment, Summit Investments has agreed to pay the out-of-pocket premium cost to continue Mr. Harrison’s medical and dental coverage for a period not to exceed 18 months, with such coverage terminating if any new employer provides benefits coverage. Mr. Harrison also had an aggregate balance of $507,178 under the DCP as of December 31, 2016, which will be distributed upon a qualifying triggering event. For additional information, see "Summary Compensation Table for 2016, 2015 and 2014-Nonqualified Deferred Compensation Table for 2016" above.
(5) Mr. Degeyter’s employment agreement provides that upon termination of employment resulting from a non-extension of the term by Summit Investments, by Summit Investments without cause, or by Mr. Degeyter’s resignation for good reason (each a "Qualifying Termination"), Mr. Degeyter’s severance payment will be equal to one and one-half times the sum of his annual base salary and his annual bonus payable in respect of the immediately preceding year. Mr. Degeyter is also entitled to receive a prorated annual bonus (based on target) if his employment is terminated as a result of a Qualifying Termination or due to death or disability. If Summit Investments exercises the “noncompete option” after Mr. Degeyter elects not to extend the term, then Mr. Degeyter is entitled to a severance payment in an amount equal to the sum of his annual base salary and annual bonus payable in respect of the preceding year, multiplied by a fraction, the numerator of which is equal to the number of days from the date of termination through the expiration of the restricted period (as elected by Summit Investments) and the denominator of which is 365. Any unvested equity awards granted to Mr. Degeyter will immediately vest upon a Qualifying Termination, termination by reason of death or disability, or a change in control. If any portion of the payments or benefits provided to Mr. Degeyter would be subject to the excise tax under Section 4999 of the Internal Revenue Code, then the payments and benefits will be reduced to the extent such reduction would result in a greater after-tax payment to Mr. Degeyter. Following any termination of employment, Summit Investments has agreed to pay the out-of-pocket premium cost to continue Mr. Degeyter’s medical and dental coverage for a period not to exceed 18 months, with such coverage terminating if any new employer provides benefits coverage.
(6) Mr. Graves' employment agreement provides that upon termination of employment by Summit Investments without cause or Mr. Graves' resignation for good reason (each a "Qualifying Termination"), Mr. Graves' severance payment will be equal to the sum of his annual base salary and his annual bonus payable in respect of the immediately preceding year. If a Qualifying Termination occurs within the change in control period beginning six months prior to and ending on the 12-month anniversary of the change in control, Mr. Graves’ severance payment will increase to one and one-half times the sum of his annual base salary and his annual bonus payable in respect of the immediately preceding year. Mr. Graves is also entitled to receive a prorated annual bonus (based on target) if his employment is terminated by Summit Investments without cause or due to death or disability. If Summit Investments exercises the “noncompete option” after either Summit Investments or Mr. Graves elects not to extend the term, then Mr. Graves is entitled to a severance payment in an amount equal to the sum of his annual base salary and annual bonus payable in respect of the preceding year, multiplied by a fraction, the numerator of which is equal to the number of days from the date of termination through the expiration of the restricted period (as elected by Summit Investments) and the denominator of which is 365. Any unvested equity awards granted to Mr. Graves will immediately vest upon a Qualifying Termination, termination as a result of a non-extension of the term by Summit Investments, termination by reason of death or disability, or a change in control. If any portion of the payments or benefits provided to Mr. Graves in connection with a change in control become subject to the excise tax under Section 4999 of the Internal Revenue Code, then the payments and benefits will be reduced to the extent such reduction would result in a greater after-tax benefit to Mr. Graves. Following any termination of employment, Summit Investments has agreed to pay the out-of-pocket premium cost to continue Mr. Graves’ medical and dental coverage for a period not to exceed 18 months, with such coverage terminating if any new employer provides benefits coverage. Mr. Graves also had an aggregate balance of $261,594 under the DCP as of December 31, 2016, which will be distributed upon a qualifying triggering event. For additional information, see "Summary Compensation Table for 2016, 2015 and 2014-Nonqualified Deferred Compensation Table for 2016" above.
(7) Mr. Mallett’s employment agreement provides that upon termination of employment resulting from a non-extension of the term by Summit Investments, by Summit Investments without cause, or Mr. Mallett’s resignation for good reason (each a "Qualifying Termination"), Mr. Mallett’s severance payment will be equal to one and one half times the sum of his annual base salary and his annual bonus payable in respect of the immediately preceding year. Mr. Mallett is also entitled to receive a prorated annual bonus (based on target) if his employment is terminated as a result of a Qualifying Termination or due to death or disability. If Company exercises the “noncompete option” after Mr. Mallett elects not to extend the term, then Mr. Mallett is entitled to a severance payment in an amount equal to the sum of his annual base salary and annual bonus payable in respect of the preceding year, multiplied by a fraction, the numerator of which is equal to the number of days from the date of termination through the expiration of the restricted period (as elected by the Company) and the denominator of which is 365. Any unvested equity awards granted to Mr. Mallett will immediately vest upon a Qualifying Termination, termination by reason of death or disability, or a change in control. If any portion of the payments or benefits provided to Mr. Mallett would be subject to the excise tax under Section 4999 of the Internal Revenue Code, then the payments and benefits will be reduced to the extent such reduction would result in a greater after-tax payment to Mr. Mallett. Following any termination of employment, the Company has agreed to pay the out-of-pocket premium cost to continue Mr. Mallett’s medical and dental coverage for a period not to exceed 18 months, with such coverage terminating if any new employer provides benefits coverage.
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
Director Compensation
In March 2016, under the director compensation plan, the independent directors, which include Mr. Peters, Ms. Tomasky and Mr. Wohleber, each received the following:

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

•
in connection with the 2016 Drop Down, in March 2016, we paid the members, other than the chairman, of the Conflicts Committee fees of $15,000 and the chairman of the Conflicts Committee fees of $20,000 each for the increased time and effort that they expended in connection with their service on the Conflicts Committee, which reviewed the transaction for fairness to the Partnership and its unitholders.

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
The following table shows the compensation paid, including amounts deferred, under our director compensation plan in 2016.

Name	Fees earned or paid in cash ($)	Other fees ($)	Unit awards (1) ($)	Compensation deferred ($)	Total ($)
Matthew F. Delaney	—	—	—	—	—
Peter Labbat	—	—	—	—	—
Thomas K. Lane	—	—	—	—	—
Christopher M. Leininger (2)	—	—	—	—	—
Curtis A. Morgan (3)	82,765	—	—	—	82,765
Steven J. Newby	—	—	—	—	—
Jerry L. Peters	70,000	35,000	80,000	170,000	15,000
Jeffrey R. Spinner	—	—	—	—	—
Susan Tomasky	70,000	35,000	80,000	—	185,000
Robert M. Wohleber	70,000	30,000	80,000	—	180,000
___________
(1) Amount shown represents the grant date fair value of the unit awards as determined in accordance with GAAP. These unit awards were fully vested on the date of grant.
(2) Mr. Leininger served as a director on our Board until his resignation on May 9, 2016.
(3) Mr. Morgan served as a director on our Board until his resignation on August 3, 2016. Amount shown represents a lump-sum cash payment of previously deferred cash and unit-based compensation Mr. Morgan was entitled to receive upon his resignation from the Board.  The amount is composed of $70,931 in previously deferred cash and $11,834 of previously deferred common units converted to cash.
Compensation Committee Interlocks and Insider Participation
Our Compensation Committee, consists of Mr. Lane, Mr. Spinner and Mr. Wohleber. Although our common units are listed on the NYSE, we have taken advantage of the “Limited Partnership” exemption to the NYSE rule requiring listed companies to have an independent compensation committee with a written charter. During 2016, no member of the Compensation Committee was an executive officer of another entity on whose compensation committee or board of directors any executive officer of Summit Investments (and in connection therewith, SMLP) served. During 2016, no director was an executive officer of another entity on whose compensation committee any executive officer of Summit Investments (and in connection therewith, SMLP) served.
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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth certain information regarding the beneficial ownership of our common units of:

•
each person who is known to us to beneficially own 5% or more of such units to be outstanding (based solely on Schedules 13D and 13G filed with the SEC subsequent to December 31, 2016 and prior to February 16, 2017);

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
In computing the number of common units beneficially owned by a person and the percentage ownership of that person, common units that a person has the right to acquire upon the vesting of phantom units where the units are issuable within 60 days of February 16, 2017, if any, are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. The percentage of units beneficially owned is based on a total of 72,111,121 common limited partner units outstanding as of February 16, 2017.
Except as indicated by footnote, the persons named in the following table have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable.

Name Of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
Summit Midstream Partners, LLC (1) (2) (3)	25,854,581	35.9%
SMP Holdings (2) (3) (4)	25,854,581	35.9%
Energy Capital Partners II, LLC (1) (3) (5) (6)	31,770,408	44.1%
SMLP Holdings, LLC (5) (6)	5,915,827	8.2%
OppenheimerFunds, Inc. (8)	7,870,134	10.9%
OppenheimerFunds SteelPath, MLP Income Fund (14)	5,618,169	7.8%
HMI Capital, LLC (7)	4,479,516	6.2%
HMI Capital Partners, L.P. (7)	3,814,421	5.3%
Steven J. Newby (2) (10) (11)	63,172	*
Matthew S. Harrison (2) (10) (11)	41,901	*
Brock M. Degeyter (2) (10)	46,496	*
Brad N. Graves (2) (10) (11)	50,156	*
Leonard W. Mallett (2) (10)	36,448	*
Matthew F. Delaney (9)	—	*
Peter Labbat (9)	20,000	*
Thomas K. Lane (9) (12)	40,000	*
Jerry L. Peters (2) (11)	7,433	*
Scott A. Rogan (13)	—	*
Jeffrey R. Spinner (13)	—	*
Susan Tomasky (2)	12,908	*
Robert M. Wohleber (2)	10,331	*
All directors and executive officers as a group (consisting of 14 persons)	339,341	*
________
* An asterisk indicates that the person or entity owns less than one percent.
(1) Summit Investments owns 100% of SMP Holdings, the entity that owns 100% of our General Partner. Energy Capital Partners II, LLC ("ECP II") and its parallel and co-investment funds (the "ECP Funds" and together with ECP II, "ECP") hold in the aggregate, 100% of the Class A membership interests in Summit Investments, the sole owner of SMP Holdings. ECP II is the General Partner of the General Partner of each of the ECP Funds that holds membership interests in Summit Investments and has voting and investment control over the securities held thereby. Accordingly, ECP may be deemed to indirectly beneficially own all of the common units held by Summit Investments and SMP Holdings as of February 16, 2017.
(2) The address for this person or entity is 1790 Hughes Landing Blvd., Suite 500, The Woodlands, Texas 77380.
(3) Because of its ownership interest in Summit Investments, ECP is entitled to elect five directors of Summit Investments. In addition, Mr. Delaney (who is a vice president of Energy Capital Partners), Mr. Labbat (who is a partner of Energy Capital Partners), Mr. Lane (who is a partner of Energy Capital Partners), Mr. Rogan (who is a principal of Energy Capital Partners) and Mr. Spinner (who is a principal of Energy Capital Partners) are each directors of our General Partner. Neither Mr. Delaney, Mr. Labbat, Mr. Lane, Mr. Rogan nor Mr. Spinner are deemed to beneficially own, and they disclaim beneficial ownership of, any common units held by our General Partner, Summit Investments or SMP Holdings.

(4) SMP Holdings owns 100% of our General Partner and 35.9% of our outstanding common units. Given its ownership interest in Summit Investments, ECP may be deemed to indirectly beneficially own all of the common units held by SMP Holdings as of February 16, 2017. In January 2017, SMP Holdings sold 4,000,000 common units in a public underwritten secondary offering.
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
(7) The address for this person or entity is One Maritime Plaza, Suite 2020, San Francisco, California 94111.
(8) The address for this person or entity is Two World Financial Center, 225 Liberty Street, New York, New York 10281.
(9) The address for this person or entity is 51 John F. Kennedy Parkway, Suite 200, Short Hills, New Jersey 07078.
(10) Includes common units which the individuals have the right to acquire upon vesting of phantom units, where the units are issuable as of February 16, 2017 or within 60 days thereafter.  Such units are deemed to be outstanding in calculating the percentage ownership of such individual (and all directors and officers as a group), but are not deemed to be outstanding as to any other person.
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
(14) The address for this person or entity is 6803 Tucson Way, Centennial, CO 80112.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2016 with respect to the Partnership's common units that may be issued under the 2012 Long-Term Incentive Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (1)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	691,955	n/a	3,884,728
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	691,955	n/a	3,884,728
__________
(1) Amount shown represents phantom unit awards outstanding under the SMLP LTIP at December 31, 2016. The awards are expected to be settled in common units upon the applicable vesting date and are not subject to an exercise price.
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

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Of the 72,111,121 common units outstanding at December 31, 2016, Summit Investments beneficially owned 29,854,581 common units. In addition, SMP Holdings owns and controls our General Partner, which owns all of our IDRs and an approximate 2% general partner interest represented by 1,471,187 General Partner units. In January 2017, a subsidiary of Summit Investments sold 4,000,000 common units in a public underwritten secondary offering.
Distributions and Payments to our General Partner and its Affiliates
The following summarizes the distributions and payments to be made by us to our General Partner and its affiliates in connection with our ongoing operations and our liquidation. These distributions and payments were determined by and among affiliated entities and, consequently, are not the result of arm's-length negotiations.
Operational Stage
Distributions of available cash to our General Partner and its affiliates. Unless distributions exceed the minimum quarterly distribution, we make cash distributions 98% to our unitholders pro rata and 2% to our General Partner, assuming it makes any capital contributions necessary to maintain its 2% interest in us. In addition, if distributions exceed the minimum quarterly distribution and other higher target distribution levels, our General Partner, by virtue of its IDRs, is entitled to increasing percentages of the distributions. For additional information, see Note 11 to the consolidated financial statements.
For the year ended December 31, 2016, our General Partner received distributions of approximately $11.3 million on its approximate 2% general partner interest and IDRs and a subsidiary of Summit Investments received distributions of approximately $68.7 million on its limited partner units.
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
Reimbursement of Expenses from General Partner. Under our Partnership Agreement, we reimburse our General Partner and its affiliates for certain expenses incurred on our behalf, including, without limitation, salary, bonus, incentive compensation and other amounts paid to our General Partner's employees and executive officers who perform services necessary to run our business. Our Partnership Agreement provides that our General Partner will determine in good faith the expenses that are allocable to us. Operation and maintenance expenses incurred by the General Partner and reimbursed by us under our Partnership Agreement were $26.5 million in 2016. General and administrative expenses incurred by the General Partner and reimbursed by us under our Partnership Agreement were $31.9 million in 2016. As of December 31, 2016, we had a payable of $0.3 million to the General Partner for expenses that were paid on our behalf.
Expense Allocations. During the period from January 1, 2016 to March 3, 2016, Summit Investments incurred interest expense which was related to capital projects for the 2016 Drop Down Assets. As such, the associated interest expense was allocated to the 2016 Drop Down Assets as a noncash contribution and capitalized into the basis of the asset.
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

Expenses Paid by Summit Investments on Behalf of the 2016 Drop Down Assets. Prior to the 2016 Drop Down, Summit Investments incurred certain support expenses and capital expenditures on behalf of the 2016 Drop Down Assets during the year ended December 31, 2016. These transactions were settled periodically through membership interests prior to the 2016 Drop Down.
Review, Approval and Ratification of Related-Person Transactions
The Board of Directors of our General Partner has a policy for the identification, review and approval of certain related person transactions. The policy provides for the review and (as appropriate) approval by the Conflicts Committee of transactions between SMLP and its subsidiaries, on the one hand, and related persons (as that term is defined in SEC rules), on the other hand. Pursuant to the policy, the General Counsel of SMLP's General Partner is charged with primary responsibility for determining whether, based on the facts and circumstances, a proposed transaction is a related person transaction.
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

Item 14. Principal Accounting Fees and Services.
Our Audit Committee has ratified Deloitte & Touche LLP, Independent Registered Public Accounting Firm, to audit the books, records and accounts of SMLP for the year ended December 31, 2016.
Audit Fees. The fees billed by Deloitte & Touche LLP, as principal accountant, for the audit of our consolidated financial statements and other services rendered for the years ended December 31, 2016 and 2015 follow.

	Year ended December 31,
	2016	2015
Audit fees (1)	$2,350,900	$2,132,740
Audit-related fees	—	—
Tax fees (2)	688,910	801,298
All other fees	—	—
Total	$3,039,810	$2,934,038
__________
(1) Audit fees are fees billed by Deloitte & Touche LLP for professional services for the audit and quarterly reviews of the Partnership’s consolidated financial statements, review of other SEC filings, including registration statements, and issuance of comfort letters and consents.
(2) Tax fees are billed by Deloitte Tax LLP for tax compliance services, including the preparation of state, federal and Schedule K-1 tax filings and other tax planning and advisory services.

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
SEC Rule 3-09 of Regulation S-X ("Rule 3-09") requires that we include or incorporate by reference financial statements for OGC and OCC in this Form 10-K if our investment was considered to be significant in the context of Rule 3-09 for the year ended December 31, 2016.  We have concluded that both OGC and OCC are significant. As such, the following documents are incorporated herein by reference:

•
The audited balance sheet of OGC as of December 31, 2016 and the related statements of operations, members' equity and cash flows for the year ended December 31, 2016 and the related notes to the financial statements, are filed as Exhibit 99.1 to this Report.

•
The audited balance sheets of OGC as of December 31, 2015 and 2014 and the related statements of operations, members' equity and cash flows for the years ended December 31, 2015 and 2014 and the related notes to the financial statements, are filed as Exhibit 99.3 to this Report.

•
The audited balance sheet of OCC as of December 31, 2016 and the related statements of operations, members' equity and cash flows for the year ended December 31, 2016 and the related notes to the financial statements, are filed as Exhibit 99.2 to this Report.

•
The audited balance sheets of OCC as of December 31, 2015 and 2014 and the related statements of operations, members' equity and cash flows for the years ended December 31, 2015 and 2014 and the related notes to the financial statements, are filed as Exhibit 99.4 to this Report.

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

10.8
Amended and Restated Guarantee and Collateral Agreement dated as of November 1, 2013 (Incorporated herein by reference to Exhibit 10.7 to SMLP's 2013 Annual Report on Form 10-K dated March 10, 2014 (Commission File No. 001-35666))

10.9
First Amendment to the Second Amended and Restated Credit Agreement and Amended and Restated Guarantee and Collateral Agreement dated as of October 15, 2015 by and between Summit Midstream Holdings, LLC, each of the guarantors parties thereto, Wells Fargo Bank, National Association and the Lenders party thereto.

10.10
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

10.12
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

10.14
Contribution, Conveyance and Assumption Agreement, dated as of June 4, 2013, by and among Summit Midstream Partners Holdings, LLC, Bison Midstream, LLC and Summit Midstream Partners, LP (Incorporated herein by reference to Exhibit 10.1 to SMLP's Current Report on Form 8-K dated June 5, 2013 (Commission File No. 001-35666))

10.15	†
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

10.17
Contribution Agreement among Summit Midstream Partners Holdings, LLC, Polar Midstream, LLC, Epping Transmission Company, LLC and Summit Midstream Partners, LP dated as of May 6, 2015 (Incorporated herein by reference to Exhibit 10.1 to SMLP's Current Report on Form 8-K dated May 6, 2015 (Commission File No. 001-35666))

10.18
Contribution Agreement between Summit Midstream Partners Holdings, LLC and Summit Midstream Partners, LP dated as of February 25, 2016 (Incorporated herein by reference to Exhibit 10.1 to SMLP's Form 8-K filed March 1, 2016 (Commission File No. 001-35666))

10.19	†
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

10.21	*
Second Amended and Restated Employment Agreement, dated July 20, 2015, and effective August 13, 2015, by and between Summit Midstream Partners, LLC and Steve Newby (Incorporated herein by reference to Exhibit 10.1 to SMLP's Form 8-K dated July 24, 2015 (Commission File No. 001-35666))

10.22	*	Third Amended and Restated Employment Agreement, dated February 23, 2017 and effective March 1, 2017, by and between Summit Midstream Partners, LLC and Matthew S. Harrison
10.23	*
Second Amended and Restated Employment Agreement, dated February 1, 2016, and effective February 1, 2016, by and between Summit Midstream Partners, LLC and Brock Degeyter (Incorporated herein by reference to Exhibit 10.1 to SMLP's Form 8-K filed February 2, 2016 (Commission File No. 001-35666))

10.24	*	Second Amended and Restated Employment Agreement, dated February 23, 2017 and effective March 1, 2017, by and between Summit Midstream Partners, LLC and Brad N. Graves

10.25	*
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

10.27	*
Summit Midstream Partners, LP 2012 Long-Term Incentive Plan Phantom Unit Agreement (Incorporated herein by reference to Exhibit 10.1 to SMLP's Current Report on Form 8-K dated March 17, 2014 (Commission File No. 001-35666))

10.28	*	Form of Director Unit Award Agreement (Incorporated herein by reference to Exhibit 10.3 to SMLP's Current Report on Form 8-K dated October 4, 2012 (Commission File No. 001-35666))
10.29	*
Award Agreement by and between Summit Midstream GP, LLC, Summit Midstream Partners, LP and Leonard Mallett (Incorporated herein by reference to Exhibit 10.2 to SMLP's Current Report on Form 8-K filed November 17, 2015 (Commission File No. 001-35666))

10.30	*
Summit Midstream Partners, LLC Deferred Compensation Plan dated as of July 1, 2013 (Incorporated herein by reference to Exhibit 4.3 to SMLP's Form S-8 Registration Statement dated June 28, 2013 (Commission File No. 333-189684))

12.1		Ratio of Earnings to Fixed Charges
21.1		List of Subsidiaries
23.1		Consent of Deloitte & Touche LLP - Summit Midstream Partners, LP
23.2		Consent of Deloitte & Touche LLP - Ohio Gathering Company, L.L.C.
23.3		Consent of Deloitte & Touche LLP - Ohio Condensate Company, L.L.C.
23.4		Consent of PricewaterhouseCoopers LLP - Ohio Gathering Company, L.L.C.
23.5		Consent of PricewaterhouseCoopers LLP - Ohio Condensate Company, L.L.C.
31.1		Rule 13a-14(a)/15d-14(a) Certification, executed by Steven J. Newby, President, Chief Executive Officer and Director
31.2		Rule 13a-14(a)/15d-14(a) Certification, executed by Matthew S. Harrison, Executive Vice President and Chief Financial Officer
32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Steven J. Newby, President, Chief Executive Officer and Director, and Matthew S. Harrison, Executive Vice President and Chief Financial Officer

99.1		Ohio Gathering Company, L.L.C. Financial Statements as of and for the year ended December 31, 2016
99.2		Ohio Condensate Company, L.L.C. Financial Statements as of and for the year ended December 31, 2016
99.3
Ohio Gathering Company, L.L.C. Financial Statements as of and for the years ended December 31, 2015 and 2014 (Incorporated herein by reference to Exhibit 99.3 to SMLP's Amendment No. 1 to Current Report on Form 8-K dated May 13, 2016 (Commission File No. 001-35666))

99.4		Ohio Condensate Company, L.L.C. Financial Statements as of and for the years ended December 31, 2015 and 2014
101.INS	**	XBRL Instance Document (1)
101.SCH	**	XBRL Taxonomy Extension Schema
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase
101.LAB	**	XBRL Taxonomy Extension Label Linkbase
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase
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
(1) Includes the following materials contained in this Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Partners' Capital, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.
(c) Financial Statement Schedules
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Summit Midstream Partners, LP
(Registrant)

By: Summit Midstream GP, LLC (its General Partner)

February 27, 2017	/s/ Matthew S. Harrison
Matthew S. Harrison, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Steven J. Newby	Director, President and Chief Executive Officer (Principal Executive Officer)	February 27, 2017
Steven J. Newby

/s/ Matthew S. Harrison	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2017
Matthew S. Harrison

/s/ Matthew F. Delaney	Director	February 27, 2017
Matthew F. Delaney

/s/ Peter Labbat	Director	February 27, 2017
Peter Labbat

/s/ Thomas K. Lane	Director	February 27, 2017
Thomas K. Lane

/s/ Jerry L. Peters	Director	February 27, 2017
Jerry L. Peters

/s/ Scott A. Rogan	Director	February 27, 2017
Scott A. Rogan

/s/ Jeffrey R. Spinner	Director	February 27, 2017
Jeffrey R. Spinner

/s/ Susan Tomasky	Director	February 27, 2017
Susan Tomasky

/s/ Robert M. Wohleber	Director	February 27, 2017
Robert M. Wohleber