Form 10-Q
period 2017-03-31
Summit Midstream Partners, LP
filed 2017-05-05
CIK 1549922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
or
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

Not applicable (Former name or former address, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☒ Yes     ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	As of April 30, 2017
Common Units	72,313,098 units
General Partner Units	1,475,778 units

i

COMMONLY USED OR DEFINED TERMS

2014 SRS
the Partnership's automatic shelf registration statement of well-known seasoned issuers initially filed with the SEC in July 2014 and amended in February 2017 which registered an unlimited amount of common units and debt securities

2016 Drop Down
the Partnership's March 3, 2016 acquisition of substantially all of (i) the issued and outstanding membership interests in Summit Utica, Meadowlark Midstream and Tioga Midstream and (ii) SMP Holdings’ 40% ownership interest in Ohio Gathering from SMP Holdings

2016 SRS
the Partnership's shelf registration statement declared effective in November 2016 which registered up to $1.5 billion of equity and debt securities in primary offerings and 36,701,230 common units beneficially owned by Summit Investments and affiliates of the Sponsor

5.5% Senior Notes	Summit Holdings' 5.5% senior unsecured notes due August 2022
7.5% Senior Notes	Summit Holdings' 7.5% senior unsecured notes redeemed March 2017
5.75% Senior Notes	Summit Holdings' 5.75% senior unsecured notes due April 2025
ABR	Alternate Base Rate
AMI	area of mutual interest; AMIs require that any production from wells drilled by our customers within the AMI be shipped on and/or processed by our gathering systems
associated natural gas	a form of natural gas which is found with deposits of petroleum, either dissolved in the oil or as a free gas cap above the oil in the reservoir
ASU	Accounting Standards Update
Bbl	one barrel; used for crude oil and produced water and equivalent to 42 U.S. gallons
Bcf	one billion cubic feet
Bcfe/d	the equivalent of one billion cubic feet per day; generally calculated when liquids are converted into gas; determined using a ratio of six thousand cubic feet of natural gas to one barrel of liquids
Bison Midstream	Bison Midstream, LLC
Board of Directors	the board of directors of our General Partner
condensate	a natural gas liquid with a low vapor pressure, mainly composed of propane, butane, pentane and heavier hydrocarbon fractions conventional resource basin
a basin where natural gas or crude oil production is developed from a well drilled into a geologic formation in which the reservoir and fluid characteristics permit the crude oil and natural gas to readily flow to the wellbore; also referred to as a conventional resource play

Deferred Purchase Price Obligation	the deferred payment liability recognized in connection with the 2016 Drop Down
delivery point	the point where hydrocarbons or produced water are delivered into a gathering system, processing or fractionation facility or downstream transportation pipeline
DFW Midstream	DFW Midstream Services LLC
DJ Basin	Denver-Julesburg Basin
dry gas	natural gas primarily composed of methane where heavy hydrocarbons and water either do not exist or have been removed through processing or treating
end users	the ultimate users and consumers of transported energy products
Energy Capital Partners	Energy Capital Partners II, LLC and its parallel and co-investment funds; also known as the Sponsor
Epping	Epping Transmission Company, LLC

EPU	earnings or loss per unit
FASB	Financial Accounting Standards Board
Finance Corp.	Summit Midstream Finance Corp.
GAAP	accounting principles generally accepted in the United States of America
General Partner	Summit Midstream GP, LLC
Grand River	Grand River Gathering, LLC
IDR	incentive distribution rights
IPO	initial public offering
LACT unit	lease automatic custody transfer unit; a system for ownership transfer and measurement of hydrocarbons or produced water from the production site to trucks, pipelines or storage tanks
LIBOR	London Interbank Offered Rate
LNG	liquefied natural gas; natural gas (predominantly methane with some mixture of ethane) that has been converted to liquid form for ease of storage or transport
Mbbl	one thousand barrels
Mbbl/d	one thousand barrels per day
Mcf	one thousand cubic feet
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
Meadowlark Midstream	Meadowlark Midstream Company, LLC
MMcf	one million cubic feet
MMcf/d	one million cubic feet per day
Mountaineer Midstream	Mountaineer Midstream gathering system
MQD	minimum quarterly distribution
MVC	minimum volume commitment
NGL
natural gas liquids; the combination of ethane, propane, normal butane, iso-butane and natural gasolines that when removed from unprocessed natural gas streams become liquid under various levels of higher pressure and lower temperature

Niobrara G&P	Niobrara Gathering and Processing system
OCC	Ohio Condensate Company, L.L.C.
OGC	Ohio Gathering Company, L.L.C.
Ohio Gathering	Ohio Gathering Company, L.L.C. and Ohio Condensate Company, L.L.C.
OpCo	Summit Midstream OpCo, LP
play	a proven geological formation that contains commercial amounts of hydrocarbons
Polar and Divide	the Polar and Divide system; collectively Polar Midstream and Epping
Polar Midstream	Polar Midstream, LLC
produced water	water from underground geologic formations that is a by-product of natural gas and crude oil production
receipt point	the point where hydrocarbons or produced water are received by or into a gathering system, facility or transportation pipeline; also called a central receipt point
Red Rock Gathering	Red Rock Gathering Company, LLC
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
segment adjusted EBITDA
total revenues less total costs and expenses; plus (i) other income excluding interest income, (ii) our proportional adjusted EBITDA for equity method investees, (iii) depreciation and amortization, (iv) adjustments related to MVC shortfall payments, (v) unit-based and noncash compensation, (vi) Deferred Purchase Price Obligation expense, (vii) early extinguishment of debt expense, (viii) impairments and (ix) other noncash expenses or losses, less other noncash income or gains

shortfall payment	the payment received from a counterparty when its volume throughput does not meet its MVC for the applicable period
SMLP	Summit Midstream Partners, LP
SMLP LTIP	SMLP Long-Term Incentive Plan
SMP Holdings	Summit Midstream Partners Holdings, LLC
Sponsor	Energy Capital Partners II, LLC and its parallel and co-investment funds; also known as Energy Capital Partners
Summit Holdings	Summit Midstream Holdings, LLC
Summit Investments	Summit Midstream Partners, LLC
Summit Marketing	Summit Midstream Marketing, LLC
Summit Utica	Summit Midstream Utica, LLC
tailgate	refers to the point at which processed residue gas and NGLs leave a processing facility for end-use markets
Tcfe	the equivalent of one trillion cubic feet; generally calculated when liquids are converted into gas; determined using a ratio of six thousand cubic feet of natural gas to one barrel of liquids
the Company	Summit Midstream Partners, LLC and its subsidiaries
the Partnership	Summit Midstream Partners, LP and its subsidiaries
throughput volume	the volume of natural gas, crude oil or produced water transported or passing through a pipeline, plant or other facility during a particular period; also referred to as volume throughput
Tioga Midstream	Tioga Midstream, LLC
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$6,285	$7,428
Accounts receivable	53,669	97,364
Other current assets	3,240	4,309
Total current assets	63,194	109,101
Property, plant and equipment, net	1,854,083	1,853,671
Intangible assets, net	411,778	421,452
Goodwill	16,211	16,211
Investment in equity method investees	702,751	707,415
Other noncurrent assets	7,056	7,329
Total assets	$3,055,073	$3,115,179

Liabilities and Partners' Capital
Current liabilities:
Trade accounts payable	$17,764	$16,251
Accrued expenses	12,107	11,389
Due to affiliate	486	258
Ad valorem taxes payable	4,066	10,588
Accrued interest	5,703	17,483
Accrued environmental remediation	5,883	4,301
Other current liabilities	4,818	11,471
Total current liabilities	50,827	71,741
Long-term debt	1,264,912	1,240,301
Deferred Purchase Price Obligation	584,164	563,281
Deferred revenue	18,980	57,465
Noncurrent accrued environmental remediation	3,263	5,152
Other noncurrent liabilities	7,812	7,566
Total liabilities	1,929,958	1,945,506
Commitments and contingencies (Note 15)

Common limited partner capital (72,313 units issued and outstanding at March 31, 2017 and 72,111 units issued and outstanding at December 31, 2016)	1,085,255	1,129,132
General partner interests (1,476 units issued and outstanding at March 31, 2017 and 1,471 units issued and outstanding at December 31, 2016)	28,511	29,294
Noncontrolling interest	11,349	11,247
Total partners' capital	1,125,115	1,169,673
Total liabilities and partners' capital	$3,055,073	$3,115,179
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2017	2016
	(In thousands, except per-unit amounts)
Revenues:
Gathering services and related fees	$118,013	$78,100
Natural gas, NGLs and condensate sales	11,120	7,588
Other revenues	6,672	4,883
Total revenues	135,805	90,571
Costs and expenses:
Cost of natural gas and NGLs	9,052	6,290
Operation and maintenance	23,692	25,842
General and administrative	14,132	12,879
Depreciation and amortization	28,569	27,728
Transaction costs	—	1,174
Loss (gain) on asset sales, net	3	(63)
Long-lived asset impairment	284	—
Total costs and expenses	75,732	73,850
Other income	71	22
Interest expense	(16,716)	(15,882)
Early extinguishment of debt	(22,020)	—
Deferred Purchase Price Obligation expense	(20,883)	(7,463)
Income (loss) before income taxes and (loss) income from equity method investees	525	(6,602)
Income tax (expense) benefit	(452)	77
(Loss) income from equity method investees	(656)	2,860
Net loss	$(583)	$(3,665)
Less:
Net income attributable to Summit Investments	—	2,745
Net income attributable to noncontrolling interest	102	44
Net loss attributable to SMLP	(685)	(6,454)
Less net loss and IDRs attributable to General Partner	2,092	1,810
Net loss attributable to limited partners	$(2,777)	$(8,264)

Loss per limited partner unit:
Common unit – basic	$(0.04)	$(0.12)
Common unit – diluted	$(0.04)	$(0.12)

Weighted-average limited partner units outstanding:
Common units – basic	72,149	66,493
Common units – diluted	72,149	66,493
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

	Partners' capital			Noncontrolling interest	Summit Investments' equity in contributed subsidiaries
	Limited partners		General partner
	Common	Subordinated				Total
	(In thousands)
Partners' capital, January 1, 2016	$744,977	$213,631	$25,634	$—	$763,057	$1,747,299
Net (loss) income	(9,304)	1,040	1,810	44	2,745	(3,665)
Distributions to unitholders	(24,186)	(14,034)	(2,755)	—	—	(40,975)
Unit-based compensation	1,761	—	—	—	—	1,761
Tax withholdings on vested SMLP LTIP awards	(786)	—	—	—	—	(786)
Subordinated units conversion	200,637	(200,637)	—	—	—	—
Purchase of 2016 Drop Down Assets	—	—	—	—	(867,427)	(867,427)
Establishment of noncontrolling interest	—	—	—	11,261	(11,261)	—
Distribution of debt related to Carve-Out Financial Statements of Summit Investments	—	—	—	—	342,926	342,926
Excess of consideration paid and recognized over acquired carrying value of 2016 Drop Down Assets	242,486	—	4,942	—	(247,428)	—
Cash advance from Summit Investments to contributed subsidiaries, net	—	—	—	—	12,214	12,214
Expenses paid by Summit Investments on behalf of contributed subsidiaries	—	—	—	—	4,821	4,821
Capitalized interest allocated from Summit Investments to contributed subsidiaries	—	—	—	—	223	223
Class B membership interest noncash compensation	65	—	—	—	130	195
Partners' capital, March 31, 2016	$1,155,650	$—	$29,631	$11,305	$—	$1,196,586

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
(continued)

	Partners' capital		Noncontrolling interest
	Limited partners	General partner
	Common			Total
	(In thousands)
Partners' capital, January 1, 2017	$1,129,132	$29,294	$11,247	$1,169,673
Net (loss) income	(2,777)	2,092	102	(583)
Distributions to unitholders	(41,464)	(2,988)	—	(44,452)
Unit-based compensation	2,048	—	—	2,048
Tax withholdings on vested SMLP LTIP awards	(2,051)	—	—	(2,051)
ATM Program issuances, net of costs	367	—	—	367
Contribution from General Partner	—	113	—	113
Partners' capital, March 31, 2017	$1,085,255	$28,511	$11,349	$1,125,115
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net loss	$(583)	$(3,665)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	28,418	27,865
Amortization of debt issuance costs	1,032	905
Deferred Purchase Price Obligation expense	20,883	7,463
Unit-based and noncash compensation	2,128	1,956
Loss (income) from equity method investees	656	(2,860)
Distributions from equity method investees	8,944	11,804
Loss (gain) on asset sales, net	3	(63)
Long-lived asset impairment	284	—
Early extinguishment of debt	22,020	—
Changes in operating assets and liabilities:
Accounts receivable	43,695	40,031
Trade accounts payable	(4,042)	(817)
Accrued expenses	718	1,141
Due to affiliate	228	(754)
Deferred revenue	(38,485)	1,473
Ad valorem taxes payable	(6,522)	(5,982)
Accrued interest	(11,780)	(9,750)
Accrued environmental remediation, net	(307)	—
Other, net	(4,841)	(1,898)
Net cash provided by operating activities	62,449	66,849
Cash flows from investing activities:
Capital expenditures	(14,428)	(61,326)
Contributions to equity method investees	(4,936)	(15,645)
Acquisitions of gathering systems from affiliate	—	(360,000)
Other, net	(361)	(377)
Net cash used in investing activities	(19,725)	(437,348)

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Three months ended March 31,
	2017	2016
	(In thousands)
Cash flows from financing activities:
Distributions to unitholders	(44,452)	(40,975)
Borrowings under Revolving Credit Facility	72,000	424,300
Repayments under Revolving Credit Facility	(245,000)	(35,300)
Debt issuance costs	(6,825)	(2,413)
Payment of redemption and call premiums on senior notes	(17,913)	—
Proceeds from ATM Program issuances, net of costs	367	—
Contribution from General Partner	113	—
Cash advance from Summit Investments to contributed subsidiaries, net	—	12,214
Expenses paid by Summit Investments on behalf of contributed subsidiaries	—	4,821
Issuance of senior notes	500,000	—
Tender and redemption of senior notes	(300,000)	—
Other, net	(2,157)	(854)
Net cash (used in) provided by financing activities	(43,867)	361,793
Net change in cash and cash equivalents	(1,143)	(8,706)
Cash and cash equivalents, beginning of period	7,428	21,793
Cash and cash equivalents, end of period	$6,285	$13,087

Supplemental cash flow disclosures:
Cash interest paid	$28,040	$25,164
Less capitalized interest	468	716
Interest paid (net of capitalized interest)	$27,572	$24,448

Noncash investing and financing activities:
Capital expenditures in trade accounts payable (period-end accruals)	$13,977	$13,769
Issuance of Deferred Purchase Price Obligation to affiliate to partially fund the 2016 Drop Down	—	507,427
Excess of acquired carrying value over consideration paid and recognized for 2016 Drop Down Assets	—	247,428
Distribution of debt related to Carve-Out Financial Statements of Summit Investments	—	342,926
Capitalized interest allocated to contributed subsidiaries from Summit Investments	—	223
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
The General Partner, a Delaware limited liability company, manages our operations and activities. Summit Investments, a Delaware limited liability company, is the ultimate owner of our General Partner and has the right to appoint the entire Board of Directors of our General Partner. Summit Investments is controlled by Energy Capital Partners. As of March 31, 2017, a subsidiary of Energy Capital Partners directly owned 5,915,827 SMLP common units.
In addition to its approximate 2% general partner interest in SMLP (including the IDRs in respect of SMLP), Summit Investments has indirect ownership interests in our common units. As of March 31, 2017, Summit Investments beneficially owned 25,854,581 SMLP common units.
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
In February 2016, the Partnership and SMP Holdings, a wholly owned subsidiary of Summit Investments, entered into a contribution agreement (the "Contribution Agreement") pursuant to which SMP Holdings agreed to contribute to the Partnership substantially all of its limited partner interest in OpCo, a Delaware limited partnership that owns

(i) 100% of the issued and outstanding membership interests of Summit Utica, Meadowlark Midstream and Tioga Midstream and collectively with Summit Utica and Meadowlark Midstream, the "Contributed Entities"), each a limited liability company and (ii) a 40% ownership interest in each of OGC and OCC (collectively with OpCo and the Contributed Entities, the “2016 Drop Down Assets”)(the “2016 Drop Down”). The 2016 Drop Down closed in March 2016; concurrent therewith, a subsidiary of Summit Investments retained a 1% noncontrolling interest in OpCo.
Summit Marketing, a Delaware limited liability company and a wholly owned subsidiary of Summit Holdings, manages OpCo, a Delaware limited liability partnership, and provides natural gas and crude oil marketing services in and around our gathering systems.
Presentation and Consolidation. We prepare our unaudited condensed consolidated financial statements in accordance with GAAP as established by the FASB. We make estimates and assumptions that affect the reported amounts of assets and liabilities at the balance sheet dates, including fair value measurements, the reported amounts of revenue and expense and the disclosure of contingencies. Although management believes these estimates are reasonable, actual results could differ from its estimates.
The unaudited condensed consolidated financial statements include the assets, liabilities and results of operations of SMLP and its subsidiaries. All intercompany transactions among the consolidated entities have been eliminated in consolidation. Comprehensive income or loss is the same as net income or loss for all periods presented. The financial position, results of operations and cash flows of acquired drop down assets, liabilities, expenses or entities that were carved out of entities held by Summit Investments and included herein have been derived from the accounting records of the respective Summit Investments' subsidiary on a carve-out basis.
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
These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and the regulations of the SEC. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. We believe that the disclosures made are adequate to make the information not misleading. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, including normal recurring adjustments, which are necessary to fairly present the unaudited condensed consolidated balance sheet as of March 31, 2017, the unaudited condensed consolidated statements of operations, partners' capital and cash flows for the three-month periods ended March 31, 2017 and 2016. The balance sheet at December 31, 2016 included herein was derived from our audited financial statements, but does not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto that are included in our annual report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on February 27, 2017 (the "2016 Annual Report"). The results of operations for an interim period are not necessarily indicative of results expected for a full year.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no changes to our significant accounting policies since December 31, 2016.
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
Recently Adopted Accounting Pronouncements. We have recently adopted the following accounting pronouncements:

•
ASU No. 2016-09 Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies several aspects for share-based payment award transactions, including income tax consequences, the liability or equity classification of awards and classification on the statements of cash flows. ASU 2016-09 is effective for public companies for fiscal years beginning after December 15, 2016. It does not specify a single transition approach, rather it specifies retrospective, modified retrospective and/or prospective transition approaches based on the aspect being applied. We adopted the provisions of ASU 2016-09 effective January 1, 2017. The adoption of this standard had no impact on our consolidated financial statements.

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

We have substantially completed our review of our existing contracts under the new guidance. However, we are still assessing the financial statement impact of adoption for certain items discussed below. For contracts where we perform gathering services and earn a per-unit fee which is recognized at a point in time, revenue will be recognized over time as the service is performed, which is expected to accelerate the recognition of revenue by an immaterial amount. In addition, our contracts generally contain forms of what will be considered variable consideration, which will likely be constrained as the volumes are susceptible to factors outside of our control and influence. However, we will be billing amounts that correspond directly to the value transferred such that the resulting revenue recognized will be similar to current GAAP. Due to the open noncash consideration technical issue, as well as completion of our evaluations of MVCs and contributions in aid of construction, we cannot currently fully conclude on the impact of adoption. We anticipate that we will be able to complete our assessment of the impact of adoption by the end of the third quarter of 2017.

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

3. SEGMENT INFORMATION
As of March 31, 2017, our reportable segments are:

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
Corporate and other represents those results that are (i) not specifically attributable to a reportable segment (ii) not individually reportable or (iii) that have not been allocated to our reportable segments, including certain general and administrative expense items, natural gas and crude oil marketing services and transaction costs for the purpose of evaluating their performance.
Assets by reportable segment follow.

	March 31, 2017	December 31, 2016
	(In thousands)
Assets:
Utica Shale (1)	$913,691	$906,807
Williston Basin	701,453	724,084
Piceance/DJ Basins	805,775	843,440
Barnett Shale	396,516	404,314
Marcellus Shale	222,871	224,709
Total reportable segment assets	3,040,306	3,103,354
Corporate and other	15,146	12,294
Eliminations	(379)	(469)
Total assets	$3,055,073	$3,115,179
__________
(1) Represents the investment in equity method investees for Ohio Gathering (see Note 7) and total assets for Summit Utica.
Revenues by reportable segment follow.

	Three months ended March 31,
	2017	2016
	(In thousands)
Revenues:
Utica Shale (1)	$8,796	$4,283
Williston Basin	66,885	30,008
Piceance/DJ Basins	34,808	28,993
Barnett Shale	17,742	20,402
Marcellus Shale	6,904	6,885
Total reportable segments revenue	135,135	90,571
Corporate and other	1,786	—
Eliminations	(1,116)	—
Total revenues	$135,805	$90,571
__________
(1) Excludes revenues earned by Ohio Gathering due to equity method accounting.

Counterparties accounting for more than 10% of total revenues were as follows:

	Three months ended March 31,
	2017	2016
Percentage of total revenues (1):
Counterparty A - Williston Basin	32%	*
__________
(1) Includes recognition of revenue that was previously deferred in connection with minimum volume commitments (see Note 8).

* Less than 10%
Depreciation and amortization, including the amortization expense associated with our favorable and unfavorable gas gathering contracts as reported in other revenues, by reportable segment follows.

	Three months ended March 31,
	2017	2016
	(In thousands)
Depreciation and amortization:
Utica Shale (1)	$1,647	$844
Williston Basin	8,381	8,357
Piceance/DJ Basins	12,211	12,273
Barnett Shale (2)	3,762	4,056
Marcellus Shale	2,263	2,219
Total reportable segment depreciation and amortization	28,264	27,749
Corporate and other	154	116
Total depreciation and amortization	$28,418	$27,865
__________
(1) Excludes depreciation and amortization recognized by Ohio Gathering due to equity method accounting.
(2) Includes the amortization expense associated with our favorable and unfavorable gas gathering contracts as reported in other revenues.
Cash paid for capital expenditures by reportable segment follow.

	Three months ended March 31,
	2017	2016
	(In thousands)
Cash paid for capital expenditures:
Utica Shale (1)	$7,862	$34,988
Williston Basin	429	18,034
Piceance/DJ Basins	5,864	5,824
Barnett Shale	(995)	563
Marcellus Shale	265	1,738
Total reportable segment capital expenditures	13,425	61,147
Corporate and other	1,003	179
Total cash paid for capital expenditures	$14,428	$61,326
__________
(1) Excludes cash paid for capital expenditures by Ohio Gathering due to equity method accounting.
We assess the performance of our reportable segments based on segment adjusted EBITDA. We define segment adjusted EBITDA as total revenues less total costs and expenses; plus (i) other income excluding interest income, (ii) our proportional adjusted EBITDA for equity method investees, (iii) depreciation and amortization, (iv) adjustments related to MVC shortfall payments, (v) unit-based and noncash compensation, (vi) Deferred Purchase Price Obligation expense, (vii) early extinguishment of debt expense, (viii) impairments and (ix) other noncash expenses or losses, less other noncash income or gains. We define proportional adjusted EBITDA for our equity method investees as the product of (i) total revenues less total expenses, excluding impairments and other noncash income or expense items and (ii) amortization for deferred contract costs; multiplied by our ownership interest in Ohio Gathering during the respective period.
For the purpose of evaluating segment performance, we exclude the effect of corporate and other revenues and expenses, such as certain general and administrative expenses (including compensation-related expenses and professional services fees), natural gas and crude oil marketing services, transaction costs, interest expense, Deferred Purchase Price Obligation expense, early extinguishment of debt expense and income tax expense or benefit from segment adjusted EBITDA.
Segment adjusted EBITDA by reportable segment follows.

	Three months ended March 31,
	2017	2016
	(In thousands)
Reportable segment adjusted EBITDA:
Utica Shale (1)	$16,985	$15,577
Williston Basin	17,809	19,719
Piceance/DJ Basins	28,974	24,817
Barnett Shale	12,088	14,077
Marcellus Shale	5,647	4,600
Total of reportable segments’ measures of profit or loss	$81,503	$78,790
__________
(1) Includes our proportional share of adjusted EBITDA for Ohio Gathering, based on a one-month lag.
A reconciliation of income or loss before income taxes and income or loss from equity method investees to total of reportable segments' measures of profit or loss follows.

	Three months ended March 31,
	2017	2016
	(In thousands)
Reconciliation of income or loss before income taxes and income or loss from equity method investees to total of reportable segments' measures of profit or loss:
Income (loss) before income taxes and (loss) income from equity method investees	$525	$(6,602)
Add:
Corporate and other	10,093	8,781
Interest expense	16,716	15,882
Early extinguishment of debt	22,020	—
Deferred Purchase Price Obligation expense	20,883	7,463
Depreciation and amortization	28,418	27,865
Proportional adjusted EBITDA for equity method investees	9,073	12,388
Adjustments related to MVC shortfall payments	(28,640)	11,142
Unit-based and noncash compensation	2,128	1,956
Loss (gain) on asset sales, net	3	(63)
Long-lived asset impairment	284	—
Less:
Interest income	—	22
Total of reportable segments' measures of profit or loss	$81,503	$78,790
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
Adjustments related to MVC shortfall payments by reportable segment follow.

	Three months ended March 31, 2017
	Williston Basin	Piceance/DJ Basins	Barnett Shale	Total

	(In thousands)
Adjustments related to MVC shortfall payments:
Net change in deferred revenue for MVC shortfall payments	$(37,693)	$(792)	$—	$(38,485)
Expected MVC shortfall payments	1,982	6,545	1,318	9,845
Total adjustments related to MVC shortfall payments	$(35,711)	$5,753	$1,318	$(28,640)

	Three months ended March 31, 2016
	Williston Basin	Piceance/DJ Basins	Barnett Shale	Total

	(In thousands)
Adjustments related to MVC shortfall payments:
Net change in deferred revenue for MVC shortfall payments	$235	$1,238	$—	$1,473
Expected MVC shortfall payments	3,301	6,279	89	9,669
Total adjustments related to MVC shortfall payments	$3,536	$7,517	$89	$11,142

4. PROPERTY, PLANT AND EQUIPMENT, NET
Details on property, plant and equipment follow.

	March 31, 2017	December 31, 2016
	(In thousands)
Gathering and processing systems and related equipment	$2,040,517	$2,026,363
Construction in progress	44,464	39,954
Land and line fill	11,442	11,442
Other	35,439	35,227
Total	2,131,862	2,112,986
Less accumulated depreciation	277,779	259,315
Property, plant and equipment, net	$1,854,083	$1,853,671
Depreciation expense and capitalized interest follow.

	Three months ended March 31,
	2017	2016
	(In thousands)
Depreciation expense	$18,491	$17,370
Capitalized interest	468	716

5. AMORTIZING INTANGIBLE ASSETS AND UNFAVORABLE GAS GATHERING CONTRACT
Details regarding our intangible assets and the unfavorable gas gathering contract (included in other noncurrent liabilities), all of which are subject to amortization, follow.

	March 31, 2017
	Useful lives (In years)	Gross carrying amount	Accumulated amortization	Net
		(Dollars in thousands)
Favorable gas gathering contracts	18.7	$24,195	$(11,184)	$13,011
Contract intangibles	12.5	426,464	(155,019)	271,445
Rights-of-way	26.1	153,808	(26,486)	127,322
Total intangible assets		$604,467	$(192,689)	$411,778

Unfavorable gas gathering contract	10.0	$10,962	$(7,456)	$3,506

	December 31, 2016
	Useful lives (In years)	Gross carrying amount	Accumulated amortization	Net
		(Dollars in thousands)
Favorable gas gathering contracts	18.7	$24,195	$(10,795)	$13,400
Contract intangibles	12.5	426,464	(146,468)	279,996
Rights-of-way	26.1	153,015	(24,959)	128,056
Total intangible assets		$603,674	$(182,222)	$421,452

Unfavorable gas gathering contract	10.0	$10,962	$(6,916)	$4,046
We recognized amortization expense in other revenues as follows:

	Three months ended March 31,
	2017	2016
	(In thousands)
Amortization expense – favorable gas gathering contracts	$(389)	$(338)
Amortization expense – unfavorable gas gathering contract	540	201
We recognized amortization expense in costs and expenses as follows:

	Three months ended March 31,
	2017	2016
	(In thousands)
Amortization expense – contract intangibles	$8,551	$8,854
Amortization expense – rights-of-way	1,527	1,503

The estimated aggregate annual amortization expected to be recognized for the remainder of 2017 and each of the four succeeding fiscal years follows.

	Intangible assets	Unfavorable gas gathering contract
	(In thousands)
2017	$31,531	$1,618
2018	41,349	1,888
2019	41,180	—
2020	43,429	—
2021	41,655	—

6. GOODWILL
We evaluate goodwill for impairment annually on September 30 and whenever events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. There have been no impairments of goodwill during the three months ended March 31, 2017.
Fair Value Measurement. Our impairment determinations, in the context of (i) our annual impairment evaluations and (ii) our other-than-annual impairment evaluations involved significant assumptions and judgments, as discussed in the 2016 Annual Report. Differing assumptions regarding any of these inputs could have a significant effect on the various valuations. As such, the fair value measurements utilized within these models are classified as non-recurring Level 3 measurements in the fair value hierarchy because they are not observable from objective sources. Due to the volatility of the inputs used, we cannot predict the likelihood of any future impairment.

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
A reconciliation of our 40% ownership interest in Ohio Gathering to our investment per Ohio Gathering's books and records follows (in thousands).

Investment in equity method investees, March 31, 2017	$702,751
March cash distribution	2,884
Basis difference	(140,198)
Investment in equity method investees, net of basis difference, February 28, 2017	$565,437
Summarized statements of operations information for OGC and OCC follows (amounts represent 100% of investee financial information).

	Three months ended February 28, 2017		Three months ended February 29, 2016
	OGC	OCC	OGC	OCC
	(In thousands)
Total revenues	$37,075	$2,053	$37,799	$5,198
Total operating expenses	27,105	2,473	22,533	4,559
Net income (loss)	7,973	(1,215)	15,269	456

8. DEFERRED REVENUE
A rollforward of current deferred revenue follows.

	Williston Basin	Piceance/DJ Basins	Total current
	(In thousands)
Current deferred revenue, January 1, 2017	$—	$—	$—
Additions	—	3,574	3,574
Less revenue recognized	—	3,574	3,574
Current deferred revenue, March 31, 2017	$—	$—	$—
A rollforward of noncurrent deferred revenue follows.

	Williston Basin	Piceance/DJ Basins	Total noncurrent
	(In thousands)
Noncurrent deferred revenue, January 1, 2017	$37,693	$19,772	$57,465
Additions	—	—	—
Less revenue recognized	37,693	792	38,485
Noncurrent deferred revenue, March 31, 2017	$—	$18,980	$18,980
As of March 31, 2017, accounts receivable included $4.3 million of total shortfall payment billings, of which none related to MVC arrangements that can be utilized to offset gathering fees in subsequent periods.
During the first quarter of 2017, we amended an agreement with one of our key customers in the Williston Basin segment. The amendment removed the customer’s ability to apply its accumulated but unused MVCs to future gathering fees and adjusted other terms of the original contract, including certain aspects of the rate structure. Prior to this amendment, the cumulative MVC shortfall payments made to us and deferred on our consolidated balance sheet totaled $37.7 million as of December 31, 2016.  Based on our review of the amendment and original contract, we determined this was not a material modification to the contract and that we had no further performance obligations in regards to the previously-made MVC payments.  As a result, we have recognized the previously deferred revenue of $37.7 million as gathering services and related fees during the first quarter of 2017.
9. DEBT
Debt consisted of the following:

	March 31, 2017	December 31, 2016
	(In thousands)
Summit Holdings variable rate senior secured Revolving Credit Facility (3.49% at March 31, 2017 and 3.27% at December 31, 2016) due November 2018	$475,000	$648,000
Summit Holdings 5.5% senior unsecured notes due August 2022	300,000	300,000
Less unamortized debt issuance costs (1)	(3,359)	(3,516)
Summit Holdings 5.75% senior unsecured notes due April 2025	500,000	—
Less unamortized debt issuance costs (1)	(6,729)	—
Summit Holdings 7.5% senior unsecured notes redeemed March 2017 (2)	—	300,000
Less unamortized debt issuance costs (1) (2)	—	(4,183)
Total long-term debt	$1,264,912	$1,240,301
__________
(1)  Issuance costs are being amortized over the life of the notes.
(2) Debt was extinguished following the 5.75% Senior Notes offering in February 2017. In conjunction with the early debt extinguishment, the remaining unamortized debt issuance costs were written off.
Revolving Credit Facility. Summit Holdings has a senior secured Revolving Credit Facility that allows for revolving loans, letters of credit and swingline loans. The Revolving Credit Facility has a $1.25 billion borrowing capacity, matures in November 2018, and includes a $200.0 million accordion feature.

Borrowings under the Revolving Credit Facility bear interest at LIBOR or an Alternate Base Rate (as defined in the credit agreement)("ABR") plus an applicable margin ranging from 0.75% to 1.75% for ABR borrowings and 1.75% to 2.75% for LIBOR borrowings, with the commitment fee ranging from 0.30% to 0.50% in each case based on our relative leverage at the time of determination. At March 31, 2017, the applicable margin under LIBOR borrowings was 2.50%, the interest rate was 3.49% and the unused portion of the Revolving Credit Facility totaled $775.0 million (subject to a commitment fee of 0.50%).
As of March 31, 2017, we were in compliance with the Revolving Credit Facility's covenants. There were no defaults or events of default during the three months ended March 31, 2017.
Senior Notes. In June 2013, Summit Holdings and its 100% owned finance subsidiary, Finance Corp. (together with Summit Holdings, the "Co-Issuers") co-issued $300.0 million of 7.5% senior unsecured notes (the "7.5% Senior Notes"). In July 2014, the Co-Issuers co-issued $300.0 million of 5.5% senior unsecured notes maturing August 15, 2022 (the "5.5% Senior Notes" and, together with the 5.75% Senior Notes (defined below, the “Senior Notes”).
On February 8, 2017, we amended the 2014 SRS to include additional guarantor subsidiaries and completed a public offering of $500.0 million principal 5.75% senior unsecured notes (the "5.75% Senior Notes") as described below. Concurrent with the 5.75% Senior Notes offering, we made a tender offer to purchase all the outstanding 7.5% Senior Notes. The tender offer expired on February 14, 2017 and resulted in approximately $276.9 million of our 7.5% Senior Notes being validly tendered and retired. On February 16, 2017, we issued a notice of redemption for the remaining 7.5% Senior Notes. The remaining $23.1 million of 7.5% Senior Notes were redeemed on March 18, 2017 (the "redemption date"), with payment made on March 20, 2017. References to the “Senior Notes,” when used for dates or periods ended on or after the date of issuance of the 5.75% Senior Notes but before the redemption date, refer collectively to 5.5% Senior Notes, 7.5% Senior Notes and 5.75% Senior Notes. References to the "Senior Notes," when used for dates or periods ended on or prior to the date of issuance of the 5.75% Senior Notes, refer collectively to 5.5% Senior Notes and 7.5% Senior Notes. References to the "Senior Notes," when used for dates or periods that ended after the redemption date, refer collectively to the 5.5% Senior Notes and the 5.75% Senior Notes. In conjunction with the tender offer and mandatory redemption of the 7.5% Senior Notes, we paid redemption and call premiums totaling $17.9 million. These costs, as well as $4.1 million of unamortized debt issuance costs, are presented on our unaudited condensed consolidated statement of operations as early extinguishment of debt.
Subsequent to the 2016 Drop Down and after giving effect to the consent and waiver agreement to the Revolving Credit Facility executed effective March 30, 2016 (the "Consent and Waiver Agreement"), Bison Midstream and its subsidiaries, Grand River and its subsidiary, DFW Midstream, Summit Midstream OpCo GP, LLC ("OpCo GP") and SMLP fully and unconditionally and jointly and severally guaranteed the 5.5% Senior Notes and the 7.5% Senior Notes. In February 2017, OpCo GP changed its name to Summit Marketing. As a result, Bison Midstream and its subsidiaries, Grand River and its subsidiary, DFW Midstream and Summit Marketing (collectively the "Guarantor Subsidiaries") and SMLP fully and unconditionally and jointly and severally guarantee the 5.5% Senior Notes and the 5.75% Senior Notes. The Consent and Waiver Agreement which removed the guarantees of OpCo, Summit Utica, Meadowlark Midstream and Tioga Midstream (collectively, the "Non-Guarantor Subsidiaries") from the Revolving Credit Facility and concurrently, from the Senior Notes, remains unchanged. There are no significant restrictions on the ability of SMLP or Summit Holdings to obtain funds from its subsidiaries by dividend or loan. Finance Corp. has had no assets or operations since inception in 2013. At no time have the Senior Notes been guaranteed by the Co-Issuers.
5.75% Senior Notes. In February 2017, we completed a public offering of $500.0 million principal 5.75% senior unsecured notes maturing April 15, 2025. Interest on the 5.75% Senior Notes will be paid semi-annually in cash in arrears on April 15 and October 15 of each year, beginning on October 15, 2017. The 5.75% Senior Notes are senior, unsecured obligations and rank equally in right of payment with all of our existing and future senior obligations. The 5.75% Senior Notes are effectively subordinated in right of payment to all of our secured indebtedness, to the extent of the collateral securing such indebtedness. We used the proceeds from the issuance of the 5.75% Senior Notes to (i) fund the repurchase of the outstanding $300.0 million principal 7.5% Senior Notes, (ii) pay redemption and call premiums on the 7.5% Senior Notes totaling $17.9 million and (iii) pay $172.0 million of the balance outstanding under our Revolving Credit Facility.
At any time prior to April 15, 2020, the Co-Issuers may redeem up to 35% of the aggregate principal amount of the 5.75% Senior Notes at a redemption price of 105.750% of the principal amount of the 5.75% Senior Notes, plus accrued and unpaid interest, if any, but not including, the redemption date, with an amount not greater than the net cash proceeds of certain equity offerings. On and after April 15, 2020, the Co-Issuers may redeem all or part of the 5.75% Senior Notes at a redemption price of 104.313% (with the redemption premium declining ratably each year to 100.000% on and after April 15, 2023), plus accrued and unpaid interest, if any, to, but not including, the redemption date. Debt issuance costs of $6.8 million are being amortized over the life of the senior notes.
The 5.75% Senior Notes' indenture restricts SMLP’s and the Co-Issuers’ ability and the ability of certain of their subsidiaries to: (i) incur additional debt or issue preferred stock; (ii) make distributions, repurchase equity or redeem subordinated debt; (iii) make payments on subordinated indebtedness; (iv) create liens or other encumbrances; (v) make investments, loans or other guarantees; (vi) sell or otherwise dispose of a portion of their assets; (vii) engage in transactions with affiliates; and (viii) make acquisitions or merge or consolidate with another entity. These covenants are subject to a number of important exceptions and qualifications. At any time when the senior notes are rated investment grade by each of Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services and no default or event of default under the indenture has occurred and is continuing, many of these covenants will terminate.
The 5.75% Senior Notes' indenture provides that each of the following is an event of default: (i) default for 30 days in the payment when due of interest on the 5.75% Senior Notes; (ii) default in the payment when due of the principal of, or premium, if any, on the 5.75% Senior Notes; (iii) failure by the Co-Issuers or SMLP to comply with certain covenants relating to mergers and consolidations, change of control or asset sales; (iv) failure by SMLP for 180 days after notice to comply with certain covenants relating to the filing of reports with the SEC; (v) failure by the Co-Issuers or SMLP for 30 days after notice to comply with any of the other agreements in the indenture; (vi) specified defaults under any mortgage, indenture or instrument under which there may be issued or by which there may be secured or evidenced any indebtedness for money borrowed by SMLP or any of its restricted subsidiaries (or the payment of which is guaranteed by SMLP or any of its restricted subsidiaries); (vii) failure by SMLP or any of its restricted subsidiaries to pay certain final judgments aggregating in excess of $75.0 million; (viii) except as permitted by the indenture, any guarantee of the senior notes shall cease for any reason to be in full force and effect or any guarantor, or any person acting on behalf of any guarantor, shall deny or disaffirm its obligations under its guarantee of the senior notes; and (ix) certain events of bankruptcy, insolvency or reorganization described in the indenture. In the case of an event of default as described in the foregoing clause (ix), all outstanding 5.75% Senior Notes will become due and payable immediately without further action or notice. If any other event of default occurs and is continuing, the trustee or the holders of at least 25% in principal amount of the then outstanding 5.75% Senior Notes may declare all the 5.75% Senior Notes to be due and payable immediately.
As of and during the three months ended March 31, 2017, we were in compliance with the covenants governing our Senior Notes. There were no defaults or events of default during the three months ended March 31, 2017.
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
Accounts receivable primarily comprise amounts due for the gathering, treating and processing services we provide to our customers and also the sale of natural gas liquids resulting from our processing services. This industry concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, industry or other conditions. We monitor the creditworthiness of our counterparties and can require letters of credit for receivables from counterparties that are judged to have substandard credit, unless the credit risk can otherwise be mitigated. Our top five customers or counterparties accounted for 47% of total accounts receivable at March 31, 2017, compared with 52% as of December 31, 2016.
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
The Deferred Purchase Price Obligation represents our only Level 3 financial instrument fair value measurement. A rollforward of our Level 3 liability measured at fair value on a recurring basis follows (in thousands).

Level 3 liability, January 1, 2017	$563,281
Change in fair value	20,883
Level 3 liability, March 31, 2017	$584,164
A summary of the estimated fair value of our debt financial instruments follows.

	March 31, 2017		December 31, 2016
	Carrying value	Estimated fair value (Level 2)	Carrying value	Estimated fair value (Level 2)
	(In thousands)
Summit Holdings Revolving Credit Facility	$475,000	$475,000	$648,000	$648,000
Summit Holdings 5.5% Senior Notes ($300.0 million principal)	296,641	300,500	296,484	294,500
Summit Holdings 5.75% Senior Notes ($500.0 million principal)	493,271	497,500	—	—
Summit Holdings 7.5% Senior Notes ($300.0 million principal) (1)	—	—	295,817	316,000
__________
(1)  Debt was extinguished following the 5.75% Senior Notes offering in February 2017. In conjunction with the early debt extinguishment, the remaining unamortized debt issuance costs were written off.
The carrying value on the balance sheet of the Revolving Credit Facility is its fair value due to its floating interest rate. The fair value for the Senior Notes is based on an average of nonbinding broker quotes as of March 31, 2017 and December 31, 2016. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value of the Senior Notes.

11. PARTNERS' CAPITAL
A rollforward of the number of common limited partner and General Partner units follows.

	Common	General Partner	Total
Units, January 1, 2017	72,111,121	1,471,187	73,582,308
Net units issued under SMLP LTIP	184,277	—	184,277
Units issued under ATM Program	17,700	—	17,700
General Partner 2% capital contribution	—	4,591	4,591
Units, March 31, 2017	72,313,098	1,475,778	73,788,876
Unit Offerings. In January 2017, we completed a secondary underwritten public offering of 4,000,000 SMLP common units held by a subsidiary of Summit Investments pursuant to the 2016 SRS. We did not receive any proceeds from this offering.
At-the-market Program. In February 2017, we executed a new equity distribution agreement and filed a prospectus and a prospectus supplement with the SEC for the issuance and sale from time to time of SMLP common units having an aggregate offering price of up to $150.0 million (the "ATM Program"). These sales will be made (i) pursuant to the terms of the equity distribution agreement between us and the sales agents named therein and (ii) by means of ordinary brokers' transactions at market prices, in block transactions or as otherwise agreed between us and the sales agents. Sales of our common units may be made in negotiated transactions or transactions that are deemed to be at-the-market offerings as defined by SEC Rules.

During the three months ended March 31, 2017, we sold 17,700 units under the ATM Program for aggregate gross proceeds of $0.4 million. Following the effectiveness of the new ATM registration statement and after taking into account the aggregate sales price of common units sold under the ATM Program through March 31, 2017, we have the capacity to issue additional common units under the ATM Program up to an aggregate $149.6 million.
In March 2017, in accordance with the terms of our Partnership Agreement, our General Partner made a capital contribution to maintain its 2% general partner interest in SMLP.
Noncontrolling Interest. We have recorded Summit Investments' indirect retained ownership interest in OpCo and its subsidiaries as a noncontrolling interest in the unaudited condensed consolidated financial statements.
Summit Investments' Equity in Contributed Subsidiaries. Summit Investments' equity in contributed subsidiaries represents its position in the net assets of the 2016 Drop Down Assets that have been acquired by SMLP. The balance also reflects net income attributable to Summit Investments for the 2016 Drop Down Assets for the periods beginning on their respective acquisition dates by Summit Investments and ending on the date they were acquired by the Partnership. Net income or loss was attributed to Summit Investments for the 2016 Drop Down Assets for the period from January 1, 2016 to March 3, 2016. Although included in partners' capital, any net income or loss attributable to Summit Investments is excluded from the calculation of EPU.
Cash Distributions Paid and Declared. We paid the following per-unit distributions during the three months ended March 31:

	Three months ended March 31,
	2017	2016
Per-unit distributions to unitholders	$0.575	$0.575
On April 27, 2017, the Board of Directors of our General Partner declared a distribution of $0.575 per unit for the quarterly period ended March 31, 2017. This distribution, which totaled $44.6 million, will be paid on May 15, 2017 to unitholders of record at the close of business on May 8, 2017.
Incentive Distribution Rights. Our general partner also currently holds IDRs that entitle it to receive increasing percentage allocations, up to a maximum of 50%, of the cash we distribute from operating surplus in excess of $0.46 per unit per quarter. Our payment of IDRs as reported in distributions to unitholders – general partner in the statement of partners' capital during the three months ended March 31 follow.

	Three months ended March 31,
	2017	2016
	(In thousands)
IDR payments	$2,100	$1,935
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

12. EARNINGS PER UNIT
The following table details the components of EPU.

	Three months ended March 31,
	2017	2016
	(In thousands, except per-unit amounts)
Numerator for basic and diluted EPU:
Net loss attributable to common units	$(2,777)	$(8,264)

Denominator for basic and diluted EPU:
Weighted-average common units outstanding – basic	72,149	66,493
Effect of nonvested phantom units	—	—
Weighted-average common units outstanding – diluted	72,149	66,493

Loss per limited partner unit:
Common unit – basic	$(0.04)	$(0.12)
Common unit – diluted	$(0.04)	$(0.12)

Nonvested anti-dilutive phantom units excluded from the calculation of diluted EPU	167	497

13. UNIT-BASED AND NONCASH COMPENSATION
SMLP Long-Term Incentive Plan. The SMLP LTIP provides for equity awards to eligible officers, employees, consultants and directors of our General Partner and its affiliates. Items to note:

•
In March 2017, we granted 366,181 phantom units and associated distribution equivalent rights ("DERs") to employees in connection with our annual incentive compensation award cycle. These awards had a grant date fair value of $22.50 and vest ratably over a three-year period.

•	Also in March 2017, 184,277 phantom units vested.

•	As of March 31, 2017, approximately 3.6 million common units remained available for future issuance under the SMLP LTIP.

14. RELATED-PARTY TRANSACTIONS
Acquisitions. For information on the 2016 Drop Down and its funding, see Notes 11 and 16 of the 2016 Annual Report.
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

Expenses incurred by the General Partner and reimbursed by us under our Partnership Agreement were as follows:

	Three months ended March 31,
	2017	2016
	(In thousands)
Operation and maintenance expense	$6,881	$6,749
General and administrative expense	8,295	7,778
Expenses Incurred by Summit Investments. Prior to the 2016 Drop Down, Summit Investments incurred:

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
In January 2017, SMP Holdings sold 4,000,000 common units representing limited partner interests in SMLP at a price to the public of $24.00 per common unit. Consistent with its obligations under our Partnership Agreement, SMLP paid all costs and expenses of the secondary offering (other than underwriting discounts and fees and expenses of counsel and advisors to SMP Holdings in the sale). SMLP did not receive any of the proceeds from the secondary offering.
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

	Three months ended March 31,
	2017	2016
	(In thousands)
Rent expense	$688	$616
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
As described in detail in the 2016 Annual Report, in January 2015, Summit Investments learned of the rupture of a four-inch produced water gathering pipeline on the Meadowlark Midstream system near Williston, North Dakota. The incident, which was covered by Summit Investments' insurance policies, was subject to maximum coverage of $25.0 million from its pollution liability insurance policy and $200.0 million from its property and business interruption insurance policy. Summit Investments exhausted the $25.0 million pollution liability policy in 2015. We submitted property and business interruption claim requests to the insurers and reached a settlement in January 2017. In connection therewith, we recognized $2.6 million of business interruption recoveries and $0.4 million of property recoveries.

A rollforward of the aggregate accrued environmental remediation liabilities follows.

Total
(In thousands)
Accrued environmental remediation, January 1, 2017	$9,453
Payments made	(307)
Accrued environmental remediation, March 31, 2017	$9,146
As of March 31, 2017, we have recognized (i) a current liability for remediation effort expenditures expected to be incurred within the next 12 months and (ii) a noncurrent liability for estimated remediation expenditures and fines expected to be incurred subsequent to March 31, 2018. Each of these amounts represent our best estimate for costs expected to be incurred. Neither of these amounts has been discounted to its present value.
While we cannot predict the ultimate outcome of this matter with certainty for Summit Investments or Meadowlark Midstream, especially as it relates to any material liability as a result of any governmental proceeding related to the incident, we believe at this time that it is unlikely that SMLP or its General Partner will be subject to any material liability as a result of any governmental proceeding related to the rupture.
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
The present value of the Deferred Purchase Price Obligation will be reflected as a liability on our balance sheet until paid.  As of the acquisition date, the estimated future payment obligation (based on management’s estimate of the Partnership’s share of forecasted Business Adjusted EBITDA and capital expenditures for the 2016 Drop Down Assets) was estimated to be $860.3 million and had a net present value of $507.4 million, using a discount rate of 13%. As of March 31, 2017, Remaining Consideration was estimated to be $829.6 million and the net present value, as recognized on the consolidated balance sheet, was $584.2 million, using a discount rate of 11.75%. Any subsequent changes to the estimated future payment obligation will be calculated using a discounted cash flow model with a commensurate risk-adjusted discount rate. Such changes and the impact on the liability due to the passage of time will be recorded as Deferred Purchase Price Obligation income or expense on the consolidated statements of operations in the period of the change.
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

Three months ended March 31, 2016
(In thousands)
SMLP revenues	$81,704
2016 Drop Down Assets revenues (1)	8,867
Combined revenues	$90,571

SMLP net loss	$(6,410)
2016 Drop Down Assets net income (1)	2,745
Combined net loss	$(3,665)
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

Condensed Consolidating Balance Sheets. Balance sheets as of March 31, 2017 and December 31, 2016 follow.

	March 31, 2017
	SMLP	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating adjustments	Total
	(In thousands)
Assets
Cash and cash equivalents	$3,180	$5	$2,725	$375	$—	$6,285
Accounts receivable	22	—	42,349	11,298	—	53,669
Other current assets	1,277	—	1,665	298	—	3,240
Due from affiliate	10,712	12,745	442,967	—	(466,424)	—
Total current assets	15,191	12,750	489,706	11,971	(466,424)	63,194
Property, plant and equipment, net	3,115	—	1,433,385	417,583	—	1,854,083
Intangible assets, net	—	—	386,802	24,976	—	411,778
Goodwill	—	—	16,211	—	—	16,211
Investment in equity method investees	—	—	—	702,751	—	702,751
Other noncurrent assets	2,403	4,496	157	—	—	7,056
Investment in subsidiaries	2,153,590	3,406,959	—	—	(5,560,549)	—
Total assets	$2,174,299	$3,424,205	$2,326,261	$1,157,281	$(6,026,973)	$3,055,073

Liabilities and Partners' Capital
Trade accounts payable	$863	$—	$9,502	$7,399	$—	$17,764
Accrued expenses	1,946	—	7,229	2,932	—	12,107
Due to affiliate	456,198	—	—	10,712	(466,424)	486
Ad valorem taxes payable	—	—	3,862	204	—	4,066
Accrued interest	—	5,703	—	—	—	5,703
Accrued environmental remediation	—	—	—	5,883	—	5,883
Other current liabilities	2,240	—	2,239	339	—	4,818
Total current liabilities	461,247	5,703	22,832	27,469	(466,424)	50,827
Long-term debt	—	1,264,912	—	—	—	1,264,912
Deferred Purchase Price Obligation	584,164	—	—	—	—	584,164
Deferred revenue	—	—	18,980	—	—	18,980
Noncurrent accrued environmental remediation	—	—	—	3,263	—	3,263
Other noncurrent liabilities	3,773	—	3,948	91		7,812
Total liabilities	1,049,184	1,270,615	45,760	30,823	(466,424)	1,929,958

Total partners' capital	1,125,115	2,153,590	2,280,501	1,126,458	(5,560,549)	1,125,115
Total liabilities and partners' capital	$2,174,299	$3,424,205	$2,326,261	$1,157,281	$(6,026,973)	$3,055,073

	December 31, 2016
	SMLP	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating adjustments	Total
	(In thousands)
Assets
Cash and cash equivalents	$698	$51	$5,647	$1,032	$—	$7,428
Accounts receivable	53	—	89,584	7,727	—	97,364
Other current assets	1,526	—	2,328	455	—	4,309
Due from affiliate	14,896	38,013	369,995	—	(422,904)	—
Total current assets	17,173	38,064	467,554	9,214	(422,904)	109,101
Property, plant and equipment, net	2,266	—	1,440,180	411,225	—	1,853,671
Intangible assets, net	—	—	396,930	24,522	—	421,452
Goodwill	—	—	16,211	—	—	16,211
Investment in equity method investees	—	—	—	707,415	—	707,415
Other noncurrent assets	1,993	5,198	138	—	—	7,329
Investment in subsidiaries	2,132,757	3,347,393	—	—	(5,480,150)	—
Total assets	$2,154,189	$3,390,655	$2,321,013	$1,152,376	$(5,903,054)	$3,115,179

Liabilities and Partners' Capital
Trade accounts payable	$978	$—	$9,901	$5,372	$—	$16,251
Accrued expenses	2,399	114	6,069	2,807	—	11,389
Due to affiliate	408,266	—	—	14,896	(422,904)	258
Ad valorem taxes payable	16	—	9,717	855	—	10,588
Accrued interest	—	17,483	—	—	—	17,483
Accrued environmental remediation	—	—	—	4,301	—	4,301
Other current liabilities	6,718	—	3,798	955	—	11,471
Total current liabilities	418,377	17,597	29,485	29,186	(422,904)	71,741
Long-term debt	—	1,240,301	—	—	—	1,240,301
Deferred Purchase Price Obligation	563,281	—	—	—	—	563,281
Deferred revenue	—	—	57,465	—	—	57,465
Noncurrent accrued environmental remediation	—	—	—	5,152	—	5,152
Other noncurrent liabilities	2,858	—	4,602	106	—	7,566
Total liabilities	984,516	1,257,898	91,552	34,444	(422,904)	1,945,506

Total partners' capital	1,169,673	2,132,757	2,229,461	1,117,932	(5,480,150)	1,169,673
Total liabilities and partners' capital	$2,154,189	$3,390,655	$2,321,013	$1,152,376	$(5,903,054)	$3,115,179

Condensed Consolidating Statements of Operations. For the purposes of the following condensed consolidating statements of operations, we allocate general and administrative expenses recognized at the SMLP parent to the Guarantor Subsidiaries and Non-Guarantor Subsidiaries to reflect what those entities' results would have been had they operated on a stand-alone basis. Statements of operations for the three months ended March 31, 2017 and 2016 follow.

	Three months ended March 31, 2017
	SMLP	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating adjustments	Total
	(In thousands)
Revenues:
Gathering services and related fees	$—	$—	$100,682	$17,331	$—	$118,013
Natural gas, NGLs and condensate sales	—	—	11,120	—	—	11,120
Other revenues	—	—	5,961	711	—	6,672
Total revenues	—	—	117,763	18,042	—	135,805
Costs and expenses:
Cost of natural gas and NGLs	—	—	9,049	3	—	9,052
Operation and maintenance	—	—	20,851	2,841	—	23,692
General and administrative	—	—	12,218	1,914	—	14,132
Depreciation and amortization	154	—	24,597	3,818	—	28,569
Transaction costs	—	—	—	—	—	—
Loss on asset sales, net	—	—	3	—	—	3
Long-lived asset impairment	—	—	—	284	—	284
Total costs and expenses	154	—	66,718	8,860	—	75,732
Other income	71	—	—	—	—	71
Interest expense	—	(16,716)	—	—	—	(16,716)
Early extinguishment of debt	—	(22,020)	—	—	—	(22,020)
Deferred Purchase Price Obligation expense	(20,883)	—	—	—	—	(20,883)
(Loss) income before income taxes and loss from equity method investees	(20,966)	(38,736)	51,045	9,182	—	525
Income tax expense	(452)	—	—	—	—	(452)
Loss from equity method investees	—	—	—	(656)	—	(656)
Equity in earnings of consolidated subsidiaries	20,835	59,571	—	—	(80,406)	—
Net (loss) income	$(583)	$20,835	$51,045	$8,526	$(80,406)	$(583)

	Three months ended March 31, 2016
	SMLP	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating adjustments	Total
	(In thousands)
Revenues:
Gathering services and related fees	$—	$—	$64,768	$13,332	$—	$78,100
Natural gas, NGLs and condensate sales	—	—	7,588	—	—	7,588
Other revenues	—	—	4,369	514	—	4,883
Total revenues	—	—	76,725	13,846	—	90,571
Costs and expenses:
Cost of natural gas and NGLs	—	—	6,290	—	—	6,290
Operation and maintenance	—	—	22,572	3,270	—	25,842
General and administrative	—	—	10,126	2,753	—	12,879
Depreciation and amortization	116	—	24,672	2,940	—	27,728
Transaction costs	1,174	—	—	—	—	1,174
Gain on asset sales, net	—	—	(63)	—	—	(63)
Total costs and expenses	1,290	—	63,597	8,963	—	73,850
Other income	22	—	—	—	—	22
Interest expense	(1,446)	(14,436)	—	—	—	(15,882)
Deferred Purchase Price Obligation expense	(7,463)	—	—	—	—	(7,463)
(Loss) income before income taxes and loss from equity method investees	(10,177)	(14,436)	13,128	4,883	—	(6,602)
Income tax benefit	77	—	—	—	—	77
Income from equity method investees	—	—	—	2,860	—	2,860
Equity in earnings of consolidated subsidiaries	6,435	20,871	—	—	(27,306)	—
Net (loss) income	$(3,665)	$6,435	$13,128	$7,743	$(27,306)	$(3,665)

Condensed Consolidating Statements of Cash Flows. Statements of cash flows for the three months ended March 31, 2017 and 2016 follow.

	Three months ended March 31, 2017
	SMLP	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating adjustments	Total
	(In thousands)
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(2,021)	$(27,574)	$74,721	$17,323	$—	$62,449

Cash flows from investing activities:
Capital expenditures	(1,003)	—	(4,580)	(8,845)	—	(14,428)
Contributions to equity method investees	—	—	—	(4,936)	—	(4,936)
Other, net	(361)	—	—	—	—	(361)
Advances to affiliates	(25,266)	—	(72,972)	(4,184)	102,422	—
Net cash used in investing activities	(26,630)	—	(77,552)	(17,965)	102,422	(19,725)

Cash flows from financing activities:
Distributions to unitholders	(44,452)	—	—	—	—	(44,452)
Borrowings under Revolving Credit Facility	—	72,000	—	—	—	72,000
Repayments under Revolving Credit Facility	—	(245,000)	—	—	—	(245,000)
Debt issuance costs	—	(6,825)	—	—	—	(6,825)
Payment of redemption and call premiums on senior notes	—	(17,913)	—	—	—	(17,913)
Proceeds from ATM Program issuances, net of costs	367	—	—	—	—	367
Contribution from General Partner	113	—	—	—	—	113
Issuance of senior notes	—	500,000	—	—	—	500,000
Tender and redemption of senior notes	—	(300,000)	—	—	—	(300,000)
Other, net	(2,051)	—	(91)	(15)	—	(2,157)
Advances from affiliates	77,156	25,266	—	—	(102,422)	—
Net cash provided by (used in) financing activities	31,133	27,528	(91)	(15)	(102,422)	(43,867)
Net change in cash and cash equivalents	2,482	(46)	(2,922)	(657)	—	(1,143)
Cash and cash equivalents, beginning of period	698	51	5,647	1,032	—	7,428
Cash and cash equivalents, end of period	$3,180	$5	$2,725	$375	$—	$6,285

	Three months ended March 31, 2016
	SMLP	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating adjustments	Total
	(In thousands)
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(3,174)	$(23,280)	$65,022	$28,281	$—	$66,849

Cash flows from investing activities:
Capital expenditures	(180)	—	(11,753)	(49,393)	—	(61,326)
Contributions to equity method investees	—	—	—	(15,645)	—	(15,645)
Acquisitions of gathering systems from affiliate	(360,000)	—	—	—	—	(360,000)
Other, net	(377)	—	—	—	—	(377)
Advances to affiliates	(13,446)	(363,390)	(55,177)	—	432,013	—
Net cash used in investing activities	(374,003)	(363,390)	(66,930)	(65,038)	432,013	(437,348)

Cash flows from financing activities:
Distributions to unitholders	(40,975)	—	—	—	—	(40,975)
Borrowings under Revolving Credit Facility	12,000	412,300	—	—	—	424,300
Repayments under Revolving Credit Facility	—	(35,300)	—	—	—	(35,300)
Debt issuance costs	(13)	(2,400)	—	—	—	(2,413)
Cash advance from Summit Investments to contributed subsidiaries, net	(12,000)	—	—	24,214	—	12,214
Expenses paid by Summit Investments on behalf of contributed subsidiaries	3,030	—	—	1,791	—	4,821
Other, net	(786)	—	(68)	—	—	(854)
Advances from affiliates	418,566	—	—	13,447	(432,013)	—
Net cash provided by (used in) financing activities	379,822	374,600	(68)	39,452	(432,013)	361,793
Net change in cash and cash equivalents	2,645	(12,070)	(1,976)	2,695	—	(8,706)
Cash and cash equivalents, beginning of period	73	12,407	6,930	2,383	—	21,793
Cash and cash equivalents, end of period	$2,718	$337	$4,954	$5,078	$—	$13,087

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
MD&A is intended to inform the reader about matters affecting the financial condition and results of operations of SMLP and its subsidiaries for the period since December 31, 2016. As a result, the following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this report and the MD&A and the audited consolidated financial statements and related notes that are included in the 2016 Annual Report. Among other things, those financial statements and the related notes include more detailed information regarding the basis of presentation for the following information. This discussion contains forward-looking statements that constitute our plans, estimates and beliefs. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to, those discussed in Forward-Looking Statements. Actual results may differ materially from those contained in any forward-looking statements.
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

For additional information on our organization and systems, see Notes 1 and 3 to the unaudited condensed consolidated financial statements.
Our financial results are driven primarily by volume throughput and expense management. We generate the majority of our revenues from the gathering, treating and processing services that we provide to our customers. A substantial majority of the volumes that we gather, treat and/or process have a fixed-fee rate structure thereby enhancing the stability of our cash flows by providing a revenue stream that is not subject to direct commodity price risk. We also earn revenues from (i) the sale of physical natural gas and NGLs purchased under percentage-of-proceeds arrangements with certain of our customers on the Bison Midstream and Grand River systems, (ii) the sale of natural gas we retain from certain DFW Midstream customers and (iii) the sale of condensate we retain from our gathering services at Grand River. These additional activities, which expose us to direct commodity price risk, accounted for less than 9% of total revenues during the three months ended March 31, 2017.
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
The following table presents certain consolidated and reportable segment financial data.

	Three month ended March 31,
	2017	2016
	(In thousands)
Net loss	$(583)	$(3,665)
Reportable segment adjusted EBITDA:
Utica Shale (1)	16,985	15,577
Williston Basin	17,809	19,719
Piceance/DJ Basins	28,974	24,817
Barnett Shale	12,088	14,077
Marcellus Shale	5,647	4,600

Net cash provided by operating activities	$62,449	$66,849
Acquisitions of gathering systems (2)	—	867,427
Capital expenditures (3)	14,428	61,326
Contributions to equity method investees	4,936	15,645

Distributions to unitholders	$44,452	$40,975
Issuance of senior notes	500,000	—
Tender and redemption of senior notes	(300,000)	—
Net (repayments) borrowings under Revolving Credit Facility	(173,000)	389,000
_________
(1) Includes our proportional share of adjusted EBITDA for Ohio Gathering, based on a one-month lag (see Note 7 to the unaudited condensed consolidated financial statements).
(2) Reflects cash and noncash consideration, including working capital and capital expenditure adjustments paid (received), for acquisitions and/or drop downs (see Note 16 to the unaudited condensed consolidated financial statements).
(3) See "Liquidity and Capital Resources" herein and Note 3 to the unaudited condensed consolidated financial statements for additional information on capital expenditures.
Three months ended March 31, 2017. The following items are reflected in our financial results:

•
In March 2017, we recognized $37.7 million of gathering services and related fees revenue that had been previously deferred in connection with an MVC arrangement with a certain Williston Basin customer, for which we determined we had no further performance obligations. We include the effect of adjustments related to MVC shortfall payments in our definition of segment adjusted EBITDA. As such, the Williston Basin segment adjusted EBITDA was not impacted because the revenue recognition was offset by the associated adjustments related to MVC shortfall payments for this customer (see Note 8 to the unaudited condensed consolidated financial statements).

•
In February 2017, we amended the 2014 SRS to include additional guarantor subsidiaries and completed a public offering of $500.0 million principal 5.75% Senior Notes. Concurrent and following the offering, we tendered and redeemed all of the outstanding 7.5% Senior Notes. The remaining 7.5% Senior Notes were redeemed on March 18, 2017, with payment made on March 20, 2017. We used the proceeds from the issuance of the 5.75% Senior Notes to (i) fund the repurchase of the outstanding $300.0 million principal 7.5% Senior Notes, (ii) pay redemption and call premiums on the 7.5% Senior Notes totaling $17.9 million and (iii) pay $172.0 million of the balance outstanding under our Revolving Credit Facility.

Three months ended March 31, 2016. The following items are reflected in our financial results:

•
In March 2016, we acquired the 2016 Drop Down Assets from a subsidiary of Summit Investments. We funded the drop down with borrowings under our revolving credit facility and the execution of the Deferred Purchase Price Obligation with Summit Investments (see Note 16 to the unaudited condensed consolidated financial statements).

Trends and Outlook
Our business has been, and we expect our future business to continue to be, affected by the following key trends:

•	Natural gas, NGL and crude oil supply and demand dynamics;

•	Growth in production from U.S. shale plays;

•	Capital markets activity and cost of capital; and

•	Shifts in operating costs and inflation.
Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about, or interpretations of, available information prove to be incorrect, our actual results may vary materially from our expected results. For additional information, see the "Trends and Outlook" section of MD&A included in the 2016 Annual Report.
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

We review these metrics on a regular basis for consistency and trend analysis. There have been no changes in the composition or characteristics of these metrics during the three months ended March 31, 2017.
Additional Information. For additional information, see the "Results of Operations" section herein and the notes to the unaudited condensed consolidated financial statements. For additional information on how these metrics help us manage our business, see the "How We Evaluate Our Operations" section of MD&A included in the 2016 Annual Report. For information on impending accounting changes that are expected to materially impact our financial results reported in future periods, see Note 2 to the unaudited condensed consolidated financial statements.

Results of Operations
Consolidated Overview of the Three Months Ended March 31, 2017 and 2016
The following table presents certain consolidated and operating data.

	Three months ended March 31,
	2017	2016
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$118,013	$78,100
Natural gas, NGLs and condensate sales	11,120	7,588
Other revenues	6,672	4,883
Total revenues	135,805	90,571
Costs and expenses:
Cost of natural gas and NGLs	9,052	6,290
Operation and maintenance	23,692	25,842
General and administrative	14,132	12,879
Depreciation and amortization	28,569	27,728
Transaction costs	—	1,174
Loss (gain) on asset sales, net	3	(63)
Long-lived asset impairment	284	—
Total costs and expenses	75,732	73,850
Other income	71	22
Interest expense	(16,716)	(15,882)
Early extinguishment of debt	(22,020)	—
Deferred Purchase Price Obligation expense	(20,883)	(7,463)
Income (loss) before income taxes and (loss) income from equity method investees	525	(6,602)
Income tax (expense) benefit	(452)	77
(Loss) income from equity method investees	(656)	2,860
Net loss	$(583)	$(3,665)

Volume throughput:
Aggregate average daily throughput – natural gas (MMcf/d) (1)	1,627	1,523
Aggregate average daily throughput – liquids (Mbbl/d)	76.4	95.0
__________
(1) Exclusive of volume throughput for Ohio Gathering.
Volumes – Gas. Natural gas throughput volumes increased 104 MMcf/d compared to the first quarter of 2016, primarily reflecting:

•	a volume throughput increase of 143 MMcf/d on the Summit Utica system for the Utica Shale segment.

•	a volume throughput increase of 43 MMcf/d for the Piceance/DJ Basins segment.

•	a volume throughput decrease of 55 MMcf/d for the Barnett Shale segment.

•	a volume throughput decrease of 19 MMcf/d for the Marcellus Shale segment.
Volumes – Liquids. Crude oil and produced water throughput volumes decreased 18.6 Mbbl/d compared to the first quarter of 2016, primarily reflecting decreased drilling activity and natural production declines. Volume throughput was also impacted by the severe winter weather in North Dakota starting the fourth quarter of 2016 which continued through most of the first quarter of 2017.
Revenues. Total revenues increased $45.2 million, or 50%, compared to the first quarter of 2016 primarily reflecting:

•	the recognition of $37.7 million of previously deferred revenue related to a certain Williston Basin customer.

•	the recognition of $2.6 million of business interruption recoveries for the Williston Basin segment.

•	a $4.5 million increase for the Utica Shale segment due to the ongoing development of the Summit Utica system.

•
a $3.5 million increase in natural gas, NGLs and condensate sales primarily due to increases for the Williston Basin and Piceance/DJ Basins segments primarily as a result of higher commodity prices and the addition of natural gas and crude oil marketing services provided for the Piceance/DJ Basins segment.

•	a $3.9 million increase in gathering services and related fees for the Piceance/DJ Basins segment primarily as a result of ongoing drilling and completion activity.

•
a $4.7 million decrease, net of the recognition for the above-mentioned previously deferred revenue and business interruption recoveries, in gathering services and related fees for the Williston Basin segment primarily due to decreased drilling activity and natural production declines.

•	a $2.7 million decrease for the Barnett Shale segment primarily due to lower volume throughput on the DFW Midstream system.
Gathering Services and Related Fees. The increase in gathering services and related fees compared to the first quarter of 2016 primarily reflected:

•	the recognition of $37.7 million of previously deferred revenue related to a certain Williston Basin customer.

•	the recognition of $2.6 million of business interruption recoveries for the Williston Basin segment.

•	a $4.5 million increase for the Utica Shale segment due to the ongoing development of the Summit Utica system.

•	a $3.9 million increase for the Piceance/DJ Basins segment primarily as a result of ongoing drilling and completion activity.

•
a $4.7 million decrease, net of the recognition for the above-mentioned previously deferred revenue and business interruption recoveries, for the Williston Basin segment primarily due to decreased drilling activity and natural production declines.

•	a $4.0 million decrease for the Barnett Shale segment primarily due to lower volume throughput on the DFW Midstream system.
Natural Gas, NGLs and Condensate Sales. The increase in natural gas, NGLs and condensate sales primarily reflected the impact on pricing and throughput of higher commodity prices on our Williston Basin and Piceance/DJ Basins segments and the addition of natural gas and crude oil marketing services provided for the Piceance/DJ Basins segment.
Costs and Expenses. Total costs and expenses increased $1.9 million, or 3%, compared to the first quarter of 2016 primarily reflecting:

•
a $2.8 million increase in cost of natural gas and NGLs primarily for the Williston Basin and Piceance/DJ Basins segments primarily due to the impact of increasing commodity prices on their percent-of-proceeds and condensate sales activity.

•	a $1.3 million increase in general and administrative expenses reflecting an increase in salaries and benefits.

•
a $2.2 million decrease in operation and maintenance expenses primarily due to costs associated with repairs to rights-of-way in the Marcellus Shale segment and certain environmental remediation expenses in the Williston Basin segment recognized in 2016.

Cost of Natural Gas and NGLs. The increase in cost of natural gas and NGLs compared to the first quarter of 2016 largely reflected the impact on pricing and throughput of higher comparative commodity prices on our Williston Basin and Piceance/DJ Basins segments and the associated impact on (i) our percent-of-proceeds arrangements for the Bison Midstream system and (ii) our percent-of-proceeds arrangements and condensate sales for the Grand River system.
Operation and Maintenance. Operation and maintenance expense decreased compared to the first quarter of 2016 primarily reflecting a decrease for the Marcellus Shale segment for expenses associated with repairs to rights-of-ways and certain environmental remediation expenses in the Williston Basin segment recognized in 2016.
General and Administrative. General and administrative expense increased compared to the first quarter of 2016 primarily reflecting an increase in salaries and benefits.
Depreciation and Amortization. The increase in depreciation and amortization expense compared to the first quarter of 2016 was largely driven by an increase in assets placed into service in the Summit Utica system.
Transaction Costs. Transaction costs recognized during the first quarter of 2016 primarily relate to financial and legal advisory costs associated with the 2016 Drop Down.
Interest Expense. The increase in interest expense compared to the first quarter of 2016 was primarily driven by the interest associated with issuance of the $500.0 million principal 5.75% Senior Notes offset by a decrease resulting from the tender and redemption of the $300.0 million principal 7.5% Senior Notes.
Early Extinguishment of Debt. The early extinguishment of debt recognized during the three months ended March 31, 2017 was driven by the tender and redemption of the $300.0 million principal 7.5% Senior Notes.
Deferred Purchase Price Obligation Expense. Deferred Purchase Price Obligation expense recognized during the three months ended March 31, 2017 represents the change in present value to Remaining Consideration in connection with the 2016 Drop Down (see Notes 16 to the unaudited condensed consolidated financial statements).
For additional information, see the "Segment Overview of the Three Months Ended March 31, 2017 and 2016" and "Corporate and Other Overview of the Three Months Ended March 31, 2017 and 2016" sections herein.

Segment Overview of the Three Months Ended March 31, 2017 and 2016
Utica Shale. Our ownership interest in Ohio Gathering is the primary component of the Utica Shale reportable segment. Ohio Gathering was acquired from a subsidiary of Summit Investments in March 2016. The Utica Shale reportable segment also includes the Summit Utica system, which was acquired from a subsidiary of Summit Investments in March 2016.
Volume throughput for our Summit Utica system and for Ohio Gathering follows.

	Utica Shale
	Three months ended March 31,		Percentage Change
	2017	2016	2017 v. 2016
Ohio Gathering average daily throughput (MMcf/d) (1)	769	870	(12)%

Average daily throughput (MMcf/d) (2)	275	132	108%
__________
(1) Gross basis, represents 100% of volume throughput for Ohio Gathering, based on a one-month lag.
(2) Exclusive of volume throughput for Ohio Gathering.
Volume throughput for the Ohio Gathering system, which is based on a one-month lag, decreased compared to the first quarter of 2016 primarily as a result of decreased drilling activity and natural production declines.
Volume throughput on the Summit Utica system increased compared to the first quarter of 2016 due to our continued buildout of the Summit Utica system and completion of new wells during the second half of 2016.

Financial data for our Utica Shale reportable segment follows.

	Utica Shale
	Three months ended March 31,		Percentage Change
	2017	2016	2017 v. 2016
	(Dollars in thousands)
Revenues:
Gathering services and related fees (1)	$8,796	$4,283	105%
Total revenues	8,796	4,283	105%
Costs and expenses:
Operation and maintenance	763	525	45%
General and administrative	121	569	(79)%
Depreciation and amortization	1,647	844	95%
Long-lived asset impairment	284	—	*
Total costs and expenses	2,815	1,938	45%
Add:
Proportional adjusted EBITDA for equity method investees (2)	9,073	12,388
Depreciation and amortization	1,647	844
Long-lived asset impairment	284	—
Segment adjusted EBITDA	$16,985	$15,577	9%
__________
* Not considered meaningful
(1) Excludes revenues earned by Ohio Gathering due to equity method accounting.
(2) Represents our proportional share of adjusted EBITDA for Ohio Gathering, based on a one-month lag.
Three months ended March 31, 2017. Segment adjusted EBITDA increased $1.4 million compared to the first quarter of 2016 primarily reflecting:

•	a $4.5 million increase in gathering services and related fees primarily due to the growth and ongoing development of the Summit Utica system.

•	a $3.3 million decrease in our proportional share of Ohio Gathering's adjusted EBITDA primarily due to decreased drilling activity and natural production declines.
Other items to note:

•	Depreciation and amortization increased compared to the first quarter of 2016 as a result of placing assets into service in the Summit Utica system.
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
Volume throughput for our Williston Basin reportable segment follows.

	Williston Basin
	Three months ended March 31,		Percentage Change
	2017	2016	2017 v. 2016
Aggregate average daily throughput – natural gas (MMcf/d)	17	25	(32)%

Aggregate average daily throughput – liquids (Mbbl/d)	76.4	95.0	(20)%
Natural gas. Natural gas volume throughput decreased compared to the first quarter of 2016 largely reflecting natural declines and decreased drilling activity. Volume throughput was also impacted by the severe winter weather in North Dakota starting the fourth quarter of 2016 which continued through most of the first quarter of 2017.

Liquids. The decrease in liquids volume throughput compared to the first quarter of 2016 largely reflected natural declines and decreased drilling activity. Volume throughput was also impacted by the severe winter weather in North Dakota starting the fourth quarter of 2016 which continued through most of the first quarter of 2017.

Financial data for our Williston Basin reportable segment follows.

	Williston Basin
	Three months ended March 31,		Percentage Change
	2017	2016	2017 v. 2016
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$57,985	$22,415	159%
Natural gas, NGLs and condensate sales	6,158	4,276	44%
Other revenues	2,742	3,317	(17)%
Total revenues	66,885	30,008	123%
Costs and expenses:
Cost of natural gas and NGLs	6,362	4,626	38%
Operation and maintenance	6,463	8,210	(21)%
General and administrative	540	989	(45)%
Depreciation and amortization	8,381	8,357	—%
Loss on asset sales, net	3	—	*
Total costs and expenses	21,749	22,182	(2)%
Add:
Depreciation and amortization	8,381	8,357
Adjustments related to MVC shortfall payments	(35,711)	3,536
Loss on asset sales, net	3	—
Segment adjusted EBITDA	$17,809	$19,719	(10)%
__________
* Not considered meaningful
Three months ended March 31, 2017. Segment adjusted EBITDA decreased $1.9 million compared to the first quarter of 2016 primarily reflecting:

•
a $4.7 million decrease, after taking into account the recognition of $37.7 million of previously deferred revenue and $2.6 million of business interruption recoveries, in gathering services and related fees primarily due to natural production declines and a lower rate redetermination for a certain Williston Basin customer.

•	a $1.7 million decrease in operation and maintenance expenses primarily due to costs associated with certain environmental remediation expenses recognized in 2016.
Other items to note:

•	The recognition of $37.7 million of previously deferred revenue related to a certain Williston Basin customer.

•
The adjustments for MVC shortfall payments is primarily driven by the recognition of $37.7 million of gathering services and related fees revenue that had been previously deferred in connection with an MVC arrangement with a certain Williston Basin customer, for which we determined we had no further performance obligations. As a result, the increase in gathering services and related fees compared with the first quarter 2016 was offset by the change in adjustments related to MVC shortfall payments, with no impact on segment adjusted EBITDA (see Note 8 to the consolidated financial statements).

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
Volume throughput for our Piceance/DJ Basins reportable segment follows.

	Piceance/DJ Basins
	Three months ended March 31,		Percentage Change
	2017	2016	2017 v. 2016
Aggregate average daily throughput (MMcf/d)	615	572	8%
Volume throughput increased compared to the first quarter of 2016 primarily as a result of ongoing drilling and completion activity across our gathering footprint.
Financial data for our Piceance/DJ Basins reportable segment follows.

	Piceance/DJ Basins
	Three months ended March 31,		Percentage Change
	2017	2016	2017 v. 2016
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$29,274	$25,392	15%
Natural gas, NGLs and condensate sales	3,757	2,203	71%
Other revenues	1,777	1,398	27%
Total revenues	34,808	28,993	20%
Costs and expenses:
Cost of natural gas and NGLs	2,183	1,664	31%
Operation and maintenance	8,779	8,597	2%
General and administrative	625	1,432	(56)%
Depreciation and amortization	12,211	12,273	(1)%
Gain on asset sales, net	—	(63)	*
Total costs and expenses	23,798	23,903	—%
Add:
Depreciation and amortization	12,211	12,273
Adjustments related to MVC shortfall payments	5,753	7,517
Gain on asset sales, net	—	(63)
Segment adjusted EBITDA	$28,974	$24,817	17%
__________
* Not considered meaningful
Three months ended March 31, 2017. Segment adjusted EBITDA increased $4.2 million from the first quarter of 2016 primarily reflecting:

•
a $2.1 million increase, after taking into account the adjustments related to MVC shortfall payments, in gathering services and related fees primarily as a result of volume growth from ongoing drilling and completion activity.

•
a $1.6 million increase in natural gas, NGLs and condensate sales due to higher commodity prices and the addition of marketing services, offset by a $0.5 million increase in cost of natural gas and NGLs.

Barnett Shale. The DFW Midstream system provides our midstream services for the Barnett Shale reportable segment.

Volume throughput for our Barnett Shale reportable segment follows.

	Barnett Shale
	Three months ended March 31,		Percentage Change
	2017	2016	2017 v. 2016
Average daily throughput (MMcf/d)	286	341	(16)%
Volume throughput declined compared to the first quarter of 2016 reflecting reduced drilling and completion activity, in addition to natural production declines.
Financial data for our Barnett Shale reportable segment follows.

	Barnett Shale
	Three months ended March 31,		Percentage Change
	2017	2016	2017 v. 2016
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$15,124	$19,125	(21)%
Natural gas, NGLs and condensate sales	459	1,109	(59)%
Other revenues	2,159	168	*
Total revenues	17,742	20,402	(13)%
Costs and expenses:
Operation and maintenance	6,532	6,314	3%
General and administrative	289	237	22%
Depreciation and amortization	3,913	3,919	—%
Total costs and expenses	10,734	10,470	3%
Add:
Depreciation and amortization	3,762	4,056
Adjustments related to MVC shortfall payments	1,318	89
Segment adjusted EBITDA	$12,088	$14,077	(14)%
__________
*Not considered meaningful
Three months ended March 31, 2017. Segment adjusted EBITDA decreased $2.0 million from the first quarter of 2016 primarily reflecting:

•	a $4.0 million decrease in gathering services and related fees largely as a result of reduced drilling activity and natural production declines.

•	a $2.0 million increase in other revenues primarily due to electricity expense reimbursements that we began passing through to certain customers beginning in the fourth quarter of 2016.
Marcellus Shale. The Mountaineer Midstream system provides our midstream services for the Marcellus Shale reportable segment.
Volume throughput for the Marcellus Shale reportable segment follows.

	Marcellus Shale
	Three months ended March 31,		Percentage Change
	2017	2016	2017 v. 2016
Average daily throughput (MMcf/d)	434	453	(4)%
Volume throughput declined compared to the first quarter of 2016 primarily due to natural production declines in addition to our customer's decision to continue to defer completion activities.

Financial data for our Marcellus Shale reportable segment follows.

	Marcellus Shale
	Three months ended March 31,		Percentage Change
	2017	2016	2017 v. 2016
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$6,904	$6,885	—%
Total revenues	6,904	6,885	—%
Costs and expenses:
Operation and maintenance	1,158	2,196	(47)%
General and administrative	99	89	11%
Depreciation and amortization	2,263	2,219	2%
Total costs and expenses	3,520	4,504	(22)%
Add:
Depreciation and amortization	2,263	2,219
Segment adjusted EBITDA	$5,647	$4,600	23%
Three months ended March 31, 2017. Segment adjusted EBITDA increased $1.0 million from the first quarter of 2016 primarily reflecting:

•	a $1.0 million decrease in operation and maintenance primarily as a result of a decrease in expenses associated with repairs to rights-of-way in 2016.
Corporate and Other Overview of the Three Months ended March 31, 2017 and 2016
Corporate and other represents those results that are not specifically attributable to a reportable segment or that have not been allocated to our reportable segments, including certain general and administrative expense items, natural gas and crude oil marketing services, transaction costs, interest expense, early extinguishment of debt and Deferred Purchase Price Obligation expense. Items to note follow.

	Corporate and Other
	Three months ended March 31,		Percentage Change
	2017	2016	2017 v. 2016
	(Dollars in thousands)
Costs and expenses:
General and administrative	$12,458	$9,563	30%
Transaction costs	—	1,174	*
Interest expense (1)	16,716	15,882	5%
Early extinguishment of debt (2)	22,020	—	*
Deferred Purchase Price Obligation expense	20,883	7,463	*
__________
* Not considered meaningful
(1) Includes interest expense on debt allocated to the 2016 Drop Down Assets during the common control period.
(2) Early extinguishment of debt includes $17.9 million paid for redemption and call premiums, as well as $4.1 million of unamortized debt issuance costs which were written off in connection with the repurchase of the outstanding $300.0 million 7.5% Senior Notes in the first quarter of 2017.
General and Administrative. General and administrative expense increased compared to the first quarter of 2016 primarily reflecting an increase in salaries and benefits.
Transaction Costs. Transaction costs recognized during the three months ended March 31, 2016 primarily relate to financial and legal advisory costs associated with the 2016 Drop Down.
Interest Expense. The increase in interest expense compared to the first quarter of 2016 was primarily driven by the interest associated with issuance of the $500.0 million principal 5.75% Senior Notes offset by a decrease resulting from the tender and redemption of the $300.0 million principal 7.5% Senior Notes.

Early Extinguishment of Debt. The early extinguishment of debt recognized during the three months ended March 31, 2017 was driven by the tender and redemption of the $300.0 million principal 7.5% Senior Notes.

Deferred Purchase Price Obligation Expense. Deferred Purchase Price Obligation expense recognized during the three months ended March 31, 2017 represents the change in present value to Remaining Consideration in connection with the 2016 Drop Down (see Notes 16 to the unaudited condensed consolidated financial statements).
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
Capital Markets Activity
Capital markets activity during the three months ended March 31, 2017 follows.
November 2016 Shelf Registration Statement. In October 2016, we filed the 2016 SRS and in November 2016, the SEC declared it effective. The following transactions have been executed pursuant thereto:

•
In January 2017, we completed a secondary public offering of 4,000,000 SMLP common units held by a subsidiary of Summit Investments in accordance with our obligations under our partnership agreement. We did not receive any proceeds from this secondary offering.

•
In February 2017, we executed a new equity distribution agreement and filed a prospectus and a prospectus supplement with the SEC for the issuance and sale from time to time of SMLP common units having an aggregate offering price of up to $150.0 million. During the three months ended March 31, 2017, we issued 17,700 units under the ATM Program for aggregate gross proceeds of $0.4 million. In March 2017, in accordance with the terms of our Partnership Agreement, our General Partner made a capital contribution to maintain its 2% general partner interest in SMLP.

Following the January 2017 secondary offering, we can issue up to $1.50 billion of debt and equity securities in primary offerings and a total of 32,701,230 common units held by (i) a subsidiary of Summit Investments and (ii) affiliates of our Sponsor pursuant to the 2016 SRS. The 2016 SRS expires in November 2019.
July 2014 Shelf Registration Statement. In July 2014, we filed the 2014 SRS with the SEC to issue an unlimited amount of debt and equity securities and shortly thereafter completed a public offering of $300.0 million aggregate principal 5.5% senior unsecured notes due 2022. We used the proceeds to repay a portion of the then-outstanding borrowings under our Revolving Credit Facility.
On February 8, 2017, we amended the 2014 SRS to include additional guarantor subsidiaries and completed a public offering of $500.0 million principal 5.75% senior unsecured notes due 2025. Concurrent therewith, we made a tender offer to purchase all the outstanding 7.5% Senior Notes. The tender offer expired on February 14, 2017 with $276.9 million validly tendered. On February 16, 2017, we issued a notice of redemption for the 7.5% Senior Notes that remained outstanding subsequent to the tender offer. The remaining 7.5% Senior Notes were redeemed on March 18, 2017, with payment made on March 20, 2017. We used the proceeds from the issuance of the 5.75% Senior Notes to (i) fund the repurchase of the outstanding $300.0 million principal 7.5% Senior Notes, (ii) pay redemption and call premiums on the 7.5% Senior Notes totaling $17.9 million and (iii) pay $172.0 million of the balance outstanding under our Revolving Credit Facility.
For additional information, see Notes 9 and 11 to the unaudited condensed consolidated financial statements.
Debt
Revolving Credit Facility. We have a $1.25 billion senior secured Revolving Credit Facility. As of March 31, 2017, the outstanding balance of the Revolving Credit Facility was $475.0 million and the unused portion totaled $775.0 million. There were no defaults or events of default during the first quarter of 2017 and, as of March 31, 2017, we were in compliance with the covenants in the Revolving Credit Facility.
Senior Notes.  In February 2017, the Co-Issuers co-issued the 5.75% Senior Notes. There were no defaults or events of default during the first quarter of 2017 on any series of senior notes.
For additional information on our long-term debt, see Notes 9 and 17 to the unaudited condensed consolidated financial statements.

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
The components of the net change in cash and cash equivalents were as follows:

	Three months ended March 31,
	2017	2016
	(In thousands)
Net cash provided by operating activities	$62,449	$66,849
Net cash used in investing activities	(19,725)	(437,348)
Net cash (used in) provided by financing activities	(43,867)	361,793
Net change in cash and cash equivalents	$(1,143)	$(8,706)
Operating activities. Cash flows from operating activities for the three months ended March 31, 2017 primarily reflected:

•	a $2.9 million decrease in distributions from Ohio Gathering; and

•	a $2.9 million increase in cash interest payments.
Investing activities. Cash flows used in investing activities during the three months ended March 31, 2017 primarily reflected:

•	$14.4 million of capital expenditures primarily attributable to the ongoing development of the Summit Utica system; and

•	$4.9 million of capital contributions to Ohio Gathering.
Cash flows used in investing activities during the three months ended March 31, 2016 primarily reflected:

•	$360.0 million consideration paid and recognized in connection with the 2016 Drop Down;

•	$61.3 million of capital expenditures primarily attributable to the ongoing development of the Summit Utica system and Williston Basin segment; and

•	$15.6 million of capital contributions to Ohio Gathering.
Financing activities. Cash flows used in financing activities during the three months ended March 31, 2017 primarily reflected:

•	$300.0 million paid for the repurchase of the outstanding 7.5% Senior Notes;

•	$17.9 million paid for the redemption and call premiums on the 7.5% Senior Notes;

•	$173.0 million of net repayments under our Revolving Credit Facility;

•	$44.5 million of distributions paid in the first quarter of 2017 (declared in respect of the fourth quarter of 2016); and

•	$500.0 million of borrowings from the issuance of 5.75% Senior Notes.
Cash flows provided by financing activities during the three months ended March 31, 2016 primarily reflected:

•	$389.0 million of net borrowings under our Revolving Credit Facility primarily to fund the 2016 Drop Down; and

•	$41.0 million of distributions paid in the first quarter of 2016 (declared in respect of the fourth quarter of 2015).
Contractual Obligations Update
In March 2016, we borrowed an additional $360.0 million under our revolving credit facility and recognized a liability of $507.4 million for the Deferred Purchase Price Obligation, both in connection with the 2016 Drop Down. The Deferred Purchase Price Obligation is due no later than December 31, 2020 and is currently expected to be $829.6 million based on information available as of March 31, 2017. There are no cash interest payments associated with the Deferred Purchase Price Obligation.
In February 2017, we issued $500.0 million principal of 5.75% senior, unsecured notes due 2025. We used the proceeds from the issuance of the 5.75% Senior Notes to (i) fund the repurchase of the outstanding $300.0 million principal 7.5% Senior Notes, (ii) pay redemption and call premiums on the 7.5% Senior Notes totaling $17.9 million and (iii) pay $172.0 million of the balance outstanding under our Revolving Credit Facility.
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

For the three months ended March 31, 2017, cash paid for capital expenditures totaled $14.4 million (see Note 3 to the unaudited condensed consolidated financial statements) which included $2.2 million of maintenance capital expenditures. For the three months ended March 31, 2017, contributions to equity method investees totaled $4.9 million (see Note 7 to the unaudited condensed consolidated financial statements).
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

We estimate the quarterly impact of expected MVC shortfall payments for inclusion in our calculation of segment adjusted EBITDA. As such, we have exposure due to nonperformance under our MVC contracts whereby a customer, who was not meeting their MVCs, does not have the wherewithal to make its MVC shortfall payments when they become due. We typically receive payment for all prior-year MVC shortfall billings in the quarter immediately following billing. Therefore, our exposure to risk of nonperformance is limited to and accumulates during the current year-to-date contracted measurement period
For additional information, see Notes 3, 8 and 10 to the unaudited condensed consolidated financial statements.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of or during the three months ended March 31, 2017.

Critical Accounting Estimates
We prepare our financial statements in accordance with GAAP. These principles are established by the FASB. We employ methods, estimates and assumptions based on currently available information when recording transactions resulting from business operations. There have been no changes to our significant accounting policies since December 31, 2016.
The estimates that we deem to be most critical to an understanding of our financial position and results of operations are those related to determination of fair value and recognition of deferred revenue. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management's analyses and judgments. Subsequent experience or use of other methods, estimates or assumptions could produce significantly different results. There have been no changes in the accounting methodology for items that we have identified as critical accounting estimates and no updates or additions to critical accounting estimates during the three months ended March 31, 2017.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our current interest rate risk exposure is largely related to our debt portfolio. As of March 31, 2017, we had $800.0 million principal of fixed-rate Senior Notes and $475.0 million outstanding under our variable rate Revolving Credit Facility (see Note 9 to the unaudited condensed consolidated financial statements). While existing fixed-rate debt mitigates the downside impact of fluctuations in interest rates, future issuances of long-term debt could be impacted by increases in interest rates, which could result in higher overall interest costs. In addition, the borrowings under our Revolving Credit Facility, which have a variable interest rate, also expose us to the risk of increasing interest rates. Our current interest rate risk exposure has not changed materially since December 31, 2016. For additional information, see the "Interest Rate Risk" section included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the 2016 Annual Report.

Commodity Price Risk
We currently generate a substantial majority of our revenues pursuant to primarily long-term and fee-based gathering agreements, many of which include MVCs and areas of mutual interest. Our direct commodity price exposure relates to (i) our sale of physical natural gas we retain from certain DFW Midstream system customers, (ii) our procurement of electricity to operate our electric-drive compression assets on the DFW Midstream system, (iii) the sale of condensate volumes that we retain on the Grand River system and (iv) the sale of processed natural gas and NGLs pursuant to our percent-of-proceeds contracts with certain of our customers on the Bison Midstream and Grand River systems. Our current commodity price risk exposure has not changed materially since December 31, 2016. For additional information, see the "Commodity Price Risk" section included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the 2016 Annual Report.

Item 4. Controls and Procedures.
Under the direction of our General Partner's Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of March 31, 2017 and (ii) no change in internal control over financial reporting occurred during the quarter ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any significant legal or governmental proceedings.  In addition, we are not aware of any significant legal or governmental proceedings contemplated to be brought against us, under the various environmental protection statutes to which we are subject, except as noted in Note 15 to our unaudited condensed consolidated financial statements “Commitments and Contingencies-Legal Proceedings” and in the 2016 Annual Report, which is incorporated herein by reference.
Item 1A. Risk Factors.
The risk factors contained in the Item 1A. Risk Factors of the 2016 Annual Report are incorporated herein by reference except to the extent they address risks arising from or relating to the failure of events described therein to occur, which events have since occurred.
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
4.1
Second Supplemental Indenture, dated as of February 15, 2017, by and among Summit Midstream Holdings, LLC, Summit Midstream Finance Corp., the Guarantors party thereto and U.S. Bank National Association (Incorporated herein by reference to Exhibit 4.2 to SMLP's Current Report on Form 8-K dated February 17, 2017 (Commission File No. 001-35666))

10.1
Equity Distribution Agreement of Summit Midstream Partners, LP, Summit Midstream GP, LLC and Summit Midstream Holdings, LLC dated as of February 27, 2017 (Incorporated herein by reference to Exhibit 1.1 to SMLP's Current Report on Form 8-K dated February 27, 2017 (Commission File No. 001-35666))

10.2	*
Third Amended and Restated Employment Agreement, dated February 23, 2017 and effective March 1, 2017, by and between Summit Midstream Partners, LLC and Matthew S. Harrison (Incorporated herein by reference to Exhibit 10.22 to SMLP's Form 10-K filed February 27, 2017 (Commission File No. 001-35666))

10.3	*
Second Amended and Restated Employment Agreement, dated February 23, 2017 and effective March 1, 2017, by and between Summit Midstream Partners, LLC and Brad N. Graves (Incorporated herein by reference to Exhibit 10.24 to SMLP's Form 10-K filed February 27, 2017 (Commission File No. 001-35666))

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
* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 6 of this report
** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections. The financial information contained in the XBRL (eXtensible Business Reporting Language)-related documents is unaudited and unreviewed.
(1) Includes the following materials contained in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Partners' Capital, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Summit Midstream Partners, LP
(Registrant)

By: Summit Midstream GP, LLC (its General Partner)

May 5, 2017	/s/ Matthew S. Harrison
Matthew S. Harrison, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)