Form 10-Q
period 2017-09-30
Summit Midstream Partners, LP
filed 2017-11-03
CIK 1549922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐    Yes ☒    No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	As of October 31, 2017

Common Units	73,060,122 units

General Partner Units	1,490,999 units

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

5.5% Senior Notes	Summit Holdings' and Finance Corp.’s 5.5% senior unsecured notes due August 2022
7.5% Senior Notes	Summit Holdings' and Finance Corp.’s 7.5% senior unsecured notes redeemed March 2017
5.75% Senior Notes	Summit Holdings' and Finance Corp.’s 5.75% senior unsecured notes due April 2025
AMI	area of mutual interest; AMIs require that any production from wells drilled by our customers within the AMI be shipped on and/or processed by our gathering systems
associated natural gas	a form of natural gas which is found with deposits of petroleum, either dissolved in the oil or as a free gas cap above the oil in the reservoir
ASU	Accounting Standards Update
Bbl	one barrel; used for crude oil and produced water and equivalent to 42 U.S. gallons
Bcf	one billion cubic feet
Bcfe/d	the equivalent of one billion cubic feet per day; generally calculated when liquids are converted into gas; determined using a ratio of six thousand cubic feet of natural gas to one barrel of liquids
Bison Midstream	Bison Midstream, LLC
Board of Directors	the board of directors of our General Partner
condensate	a natural gas liquid with a low vapor pressure, mainly composed of propane, butane, pentane and heavier hydrocarbon fractions
Deferred Purchase Price Obligation	the deferred payment liability recognized in connection with the 2016 Drop Down
DFW Midstream	DFW Midstream Services LLC
DJ Basin	Denver-Julesburg Basin
dry gas	natural gas primarily composed of methane where heavy hydrocarbons and water either do not exist or have been removed through processing or treating
Energy Capital Partners	Energy Capital Partners II, LLC and its parallel and co-investment funds; also known as the Sponsor
Epping	Epping Transmission Company, LLC
EPU	earnings or loss per unit
FASB	Financial Accounting Standards Board

Finance Corp.	Summit Midstream Finance Corp.
GAAP	accounting principles generally accepted in the United States of America
General Partner	Summit Midstream GP, LLC
Grand River	Grand River Gathering, LLC
IDR	incentive distribution rights
IPO	initial public offering
LIBOR	London Interbank Offered Rate
Mbbl	one thousand barrels
Mbbl/d	one thousand barrels per day
Mcf	one thousand cubic feet
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
Meadowlark Midstream	Meadowlark Midstream Company, LLC
MMcf	one million cubic feet
MMcf/d	one million cubic feet per day
Mountaineer Midstream	Mountaineer Midstream gathering system
MVC	minimum volume commitment
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$2,911	$7,428
Accounts receivable	61,267	97,364
Other current assets	4,785	4,309
Total current assets	68,963	109,101
Property, plant and equipment, net	1,884,569	1,853,671
Intangible assets, net	392,035	421,452
Goodwill	16,211	16,211
Investment in equity method investees	696,590	707,415
Other noncurrent assets	13,753	7,329
Total assets	$3,072,121	$3,115,179

Liabilities and Partners' Capital
Current liabilities:
Trade accounts payable	$22,676	$16,251
Accrued expenses	14,115	11,389
Due to affiliate	514	258
Deferred revenue	2,373	—
Ad valorem taxes payable	8,118	10,588
Accrued interest	20,183	17,483
Accrued environmental remediation	5,089	4,301
Other current liabilities	8,963	11,471
Total current liabilities	82,031	71,741
Long-term debt	1,295,787	1,240,301
Deferred Purchase Price Obligation	508,607	563,281
Deferred revenue	15,421	57,465
Noncurrent accrued environmental remediation	1,429	5,152
Other noncurrent liabilities	7,538	7,566
Total liabilities	1,910,813	1,945,506
Commitments and contingencies (Note 15)

Common limited partner capital (73,059 units issued and outstanding at September 30, 2017 and 72,111 units issued and outstanding at December 31, 2016)	1,120,592	1,129,132
General Partner interests (1,491 units issued and outstanding at September 30, 2017 and 1,471 units issued and outstanding at December 31, 2016)	29,187	29,294
Noncontrolling interest	11,529	11,247
Total partners' capital	1,161,308	1,169,673
Total liabilities and partners' capital	$3,072,121	$3,115,179

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In thousands, except per-unit amounts)
Revenues:
Gathering services and related fees	$96,070	$80,296	$298,884	$234,583
Natural gas, NGLs and condensate sales	22,940	9,578	44,655	25,747
Other revenues	5,935	5,199	19,003	14,949
Total revenues	124,945	95,073	362,542	275,279
Costs and expenses:
Cost of natural gas and NGLs	18,177	6,986	36,328	20,140
Operation and maintenance	22,303	23,059	70,011	72,311
General and administrative	13,289	12,368	40,370	38,123
Depreciation and amortization	28,927	27,979	86,184	83,670
Transaction costs	—	—	119	1,296
Loss on asset sales, net	460	13	530	24
Long-lived asset impairment	1,290	1,172	1,577	1,741
Total costs and expenses	84,446	71,577	235,119	217,305
Other income	79	51	214	92
Interest expense	(17,614)	(15,733)	(51,883)	(47,650)
Early extinguishment of debt	—	—	(22,020)	—
Deferred Purchase Price Obligation	70,499	(6,188)	54,674	(31,116)
Income (loss) before income taxes and income (loss) from equity method investees	93,463	1,626	108,408	(20,700)
Income tax (expense) benefit	(176)	142	(417)	(141)
Income (loss) from equity method investees	350	270	(3,691)	(31,341)
Net income (loss)	$93,637	$2,038	$104,300	$(52,182)
Less:
Net income attributable to Summit Investments	—	—	—	2,745
Net income (loss) attributable to noncontrolling interest	91	116	282	(108)
Net income (loss) attributable to SMLP	93,546	1,922	104,018	(54,819)
Less net income attributable to General Partner, including IDRs	3,999	2,137	8,442	4,883
Net income (loss) attributable to limited partners	$89,547	$(215)	$95,576	$(59,702)

Earnings (loss) per limited partner unit:
Common unit – basic	$1.23	$(0.00)	$1.32	$(0.89)
Common unit – diluted	$1.22	$(0.00)	$1.31	$(0.89)

Weighted-average limited partner units outstanding:
Common units – basic	73,059	67,844	72,583	66,978
Common units – diluted	73,433	67,844	72,901	66,978

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

	Partners' capital
	Limited partners
	Common	Subordinated	General partner	Noncontrolling interest	Summit Investments' equity in contributed subsidiaries	Total
	(In thousands)
Partners' capital, January 1, 2016	$744,977	$213,631	$25,634	$—	$763,057	$1,747,299
Net (loss) income	(60,742)	1,040	4,883	(108)	2,745	(52,182)
Distributions to unitholders	(100,762)	(14,034)	(8,268)	—	—	(123,064)
Unit-based compensation	5,625	—	—	—	—	5,625
Tax withholdings on vested SMLP LTIP awards	(796)	—	—	—	—	(796)
Issuance of common units, net of offering costs	126,115	—	—	—	—	126,115
Contribution from General Partner	—	—	2,702	—	—	2,702
Subordinated units conversion	200,637	(200,637)	—	—	—	—
Purchase of 2016 Drop Down Assets	—	—	—	—	(866,858)	(866,858)
Establishment of noncontrolling interest	—	—	—	11,261	(11,261)	—
Distribution of debt related to Carve-Out Financial Statements of Summit Investments	—	—	—	—	342,926	342,926
Excess of acquired carrying value over consideration paid for 2016 Drop Down Assets	243,044	—	4,953	—	(247,997)	—
Cash advance from Summit Investments to contributed subsidiaries, net	—	—	—	—	12,214	12,214
Expenses paid by Summit Investments on behalf of contributed subsidiaries	—	—	—	—	4,821	4,821
Capitalized interest allocated from Summit Investments to contributed subsidiaries	—	—	—	—	223	223
Class B membership interest noncash compensation	245	—	—	—	130	375
Partners' capital, September 30, 2016	$1,158,343	$—	$29,904	$11,153	$—	$1,199,400

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

(continued)

	Partners' capital
	Limited partners
	Common	General partner	Noncontrolling interest	Total
	(In thousands)
Partners' capital, January 1, 2017	$1,129,132	$29,294	$11,247	$1,169,673
Net income	95,576	8,442	282	104,300
Distributions to unitholders	(125,052)	(9,014)	—	(134,066)
Unit-based compensation	5,902	—	—	5,902
Tax withholdings on vested SMLP LTIP awards	(2,051)	—	—	(2,051)
ATM Program issuances, net of costs	17,251	—	—	17,251
Contribution from General Partner	—	465	—	465
Other	(166)	—	—	(166)
Partners' capital, September 30, 2017	$1,120,592	$29,187	$11,529	$1,161,308

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$104,300	$(52,182)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	85,732	84,058
Amortization of debt issuance costs	3,117	3,027
Deferred Purchase Price Obligation	(54,674)	31,116
Unit-based and noncash compensation	5,973	6,000
Loss from equity method investees	3,691	31,341
Distributions from equity method investees	28,715	34,139
Loss on asset sales, net	530	24
Long-lived asset impairment	1,577	1,741
Early extinguishment of debt	22,020	—
Write-off of debt issuance costs	302	—
Changes in operating assets and liabilities:
Accounts receivable	36,097	37,133
Trade accounts payable	1,200	(1,795)
Accrued expenses	2,726	3,440
Due from (to) affiliate	256	(1,035)
Deferred revenue	(39,671)	2,879
Ad valorem taxes payable	(2,470)	(858)
Accrued interest	2,700	(9,750)
Accrued environmental remediation, net	(2,935)	(2,628)
Other, net	(2,689)	2,055
Net cash provided by operating activities	196,497	168,705
Cash flows from investing activities:
Capital expenditures	(86,206)	(122,735)
Proceeds from asset sale	2,300	—
Contributions to equity method investees	(21,581)	(20,157)
Acquisitions of gathering systems from affiliate	—	(359,431)
Other, net	(579)	(373)
Net cash used in investing activities	(106,066)	(502,696)

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued)

	Nine months ended September 30,
	2017	2016
	(In thousands)
Cash flows from financing activities:
Distributions to unitholders	(134,066)	(123,064)
Borrowings under Revolving Credit Facility	177,500	490,300
Repayments under Revolving Credit Facility	(319,500)	(189,300)
Debt issuance costs	(15,891)	(3,013)
Payment of redemption and call premiums on senior notes	(17,913)	—
Proceeds from ATM Program issuances, net of costs	17,251	—
Proceeds from issuance of common units, net	—	126,115
Contribution from General Partner	465	2,702
Cash advance from Summit Investments to contributed subsidiaries, net	—	12,214
Expenses paid by Summit Investments on behalf of contributed subsidiaries	—	4,821
Issuance of senior notes	500,000	—
Tender and redemption of senior notes	(300,000)	—
Other, net	(2,794)	(980)
Net cash (used in) provided by financing activities	(94,948)	319,795
Net change in cash and cash equivalents	(4,517)	(14,196)
Cash and cash equivalents, beginning of period	7,428	21,793
Cash and cash equivalents, end of period	$2,911	$7,597

Supplemental cash flow disclosures:
Cash interest paid	$47,410	$57,217
Less capitalized interest	1,562	3,133
Interest paid (net of capitalized interest)	$45,848	$54,084

Noncash investing and financing activities
Capital expenditures in trade accounts payable (period end accruals)	$13,647	$9,076
Issuance of Deferred Purchase Price Obligation to affiliate to partially fund the 2016 Drop Down	—	507,427
Excess of acquired carrying value over consideration paid and recognized for 2016 Drop Down Assets	—	247,997
Distribution of debt related to Carve-Out Financial Statements of Summit Investments	—	342,926
Capitalized interest allocated to contributed subsidiaries from Summit Investments	—	223

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

The General Partner, a Delaware limited liability company, manages our operations and activities. Summit Investments, a Delaware limited liability company, is the ultimate owner of our General Partner and has the right to appoint the entire Board of Directors. Summit Investments is controlled by Energy Capital Partners. As of September 30, 2017, a subsidiary of Energy Capital Partners directly owned 5,915,827 SMLP common units.

In addition to its approximate 2% general partner interest in SMLP (including the IDRs in respect of SMLP), Summit Investments has indirect ownership interests in our common units. As of September 30, 2017, Summit Investments beneficially owned 25,854,581 SMLP common units.

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

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and the regulations of the SEC. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. We believe that the disclosures made are adequate to make the information not misleading. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, including normal recurring adjustments, which are necessary to fairly present the unaudited condensed consolidated balance sheet as of September 30, 2017, the unaudited condensed consolidated statements of operations for the three and nine month periods ended September 30, 2017 and 2016 and the unaudited condensed consolidated statements of partners' capital and cash flows for the nine month periods ended September 30, 2017 and 2016. The balance sheet at December 31, 2016 included herein was derived from our audited financial statements, but does not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto that are included in our annual report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on February 27, 2017 (the "2016 Annual Report"). The results of operations for an interim period are not necessarily indicative of results expected for a full year.

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

We have completed reviewing our existing contract portfolio in place as of September 30, 2017 under ASU 2014-09 and have quantified the expected impact of adoption. For contracts where we perform gathering services and earn a per-unit fee which is recognized at a point in time, revenue will be recognized over time as the service is performed and will result in revenue recognition materially consistent with current GAAP. In addition, our contracts generally contain forms of what will be considered variable consideration, which will likely be constrained as the volumes are susceptible to factors outside of our control and influence. As a result of applying the constraint guidance, timing of revenue recognition will be materially consistent with current GAAP. However, we will be billing amounts that correspond directly to the value transferred such that the resulting revenue recognized will be consistent with current GAAP. Contributions in aid of construction received prior to adoption were recognized as a reduction to property, plant and equipment. Upon adoption of the new guidance, those amounts will be capitalized to property, plant and equipment, net of any accumulated depreciation, and depreciated over the remaining useful lives. Going forward, any contributions in aid of construction will be recognized as revenue over the remaining term of the respective contract in accordance with ASU 2014-09. The cumulative expected impact upon adoption for contributions in aid of construction is anticipated to be a net increase in property, plant and equipment of between $30.0 and $33.0 million, a net increase in partners’ capital of between $8.0 and $10.0 million and an increase in deferred revenue of between $22.0 and $25.0 million. The cumulative expected impact upon adoption for facility fees will be a decrease in partners’ capital of between $11.0 and $13.0 million and an increase in deferred revenue of between $11.0 and $13.0 million.

We are continuing to work with our midstream industry peers to develop our position on certain implementation matters including the presentation and disclosure of percent-of-proceeds contracts. We will finalize our assessment of the adoption of ASU 2014-09 and will disclose any further updates along with the practical expedients we expect to utilize in our Form 10-K for the year ended December 31, 2017.

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

3. SEGMENT INFORMATION

We evaluate our business operations each reporting period to determine whether any of our gathering system operating segments in which we internally report financial information are considered significant and would require us to separately disclose certain segment financial information in our external reporting. As a result of our evaluation during the second quarter of 2017, we determined that both the Summit Utica natural gas gathering system and the Ohio Gathering natural gas gathering system, each previously reported within the Utica Shale reportable segment, were and are expected to continue to be significant operating segments. As such, we modified our current segments in the second quarter of 2017 such that the Utica Shale reportable segment includes the Summit Utica gathering system and the Ohio Gathering reportable segment includes our ownership interest in OGC and OCC. For the three and nine months ended September 30, 2017, we have disclosed the required segment information for Summit Utica and Ohio Gathering and the periods prior to January 1, 2017 have been recast to reflect this change.

As of September 30, 2017, our reportable segments are:

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

Corporate and other represents those results that are: (i) not specifically attributable to a reportable segment; (ii) not individually reportable; or (iii) that have not been allocated to our reportable segments for the purpose of evaluating their performance, including certain general and administrative expense items, natural gas and crude oil marketing services, and transaction costs.

Assets by reportable segment follow.

	September 30, 2017	December 31, 2016
	(In thousands)
Assets:
Utica Shale	$212,339	$199,392
Ohio Gathering	696,590	707,415
Williston Basin	695,120	724,084
Piceance/DJ Basins	799,410	843,440
Barnett Shale	389,026	404,314
Marcellus Shale	219,909	224,709
Total reportable segment assets	3,012,394	3,103,354
Corporate and other	60,699	12,294
Eliminations	(972)	(469)
Total assets	$3,072,121	$3,115,179

Revenues by reportable segment follow.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In thousands)
Revenues (1):
Utica Shale	$9,727	$7,665	$28,979	$17,351
Williston Basin	27,821	30,194	123,820	87,710
Piceance/DJ Basins	53,875	31,076	122,446	89,479
Barnett Shale	16,694	19,490	55,340	60,747
Marcellus Shale	8,160	6,648	22,429	19,992
Total reportable segments revenue	116,277	95,073	353,014	275,279
Corporate and other	11,816	—	14,964	—
Eliminations	(3,148)	—	(5,436)	—
Total revenues	$124,945	$95,073	$362,542	$275,279

(1) Excludes revenues earned by Ohio Gathering due to equity method accounting.

Counterparties accounting for more than 10% of total revenues were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Percentage of total revenues (1)(2):
Counterparty A - Piceance/DJ Basins	17%	*	*	*
Counterparty B - Williston Basin	*	*	16%	*
Counterparty C - Piceance/DJ Basins	*	10%	*	*

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

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In thousands)
Depreciation and amortization (1):
Utica Shale	$1,818	$961	$5,213	$2,756
Williston Basin	8,405	8,446	25,171	25,214
Piceance/DJ Basins	12,199	12,273	36,635	36,843
Barnett Shale (2)	3,735	4,043	11,259	12,155
Marcellus Shale	2,268	2,224	6,794	6,665
Total reportable segment depreciation and amortization	28,425	27,947	85,072	83,633
Corporate and other	352	154	660	425
Total depreciation and amortization	$28,777	$28,101	$85,732	$84,058

(1) Excludes depreciation and amortization recognized by Ohio Gathering due to equity method accounting.

(2) Includes the amortization expense associated with our favorable and unfavorable gas gathering contracts as reported in other revenues.

Cash paid for capital expenditures by reportable segment follow.

	Nine months ended September 30,
	2017	2016
	(In thousands)
Cash paid for capital expenditures (1):
Utica Shale	$21,425	$72,036
Williston Basin	13,735	30,687
Piceance/DJ Basins	17,902	15,421
Barnett Shale	119	2,716
Marcellus Shale	628	971
Total reportable segment capital expenditures	53,809	121,831
Corporate and other	32,397	904
Total cash paid for capital expenditures	$86,206	$122,735

(1) Excludes cash paid for capital expenditures by Ohio Gathering due to equity method accounting.

During the nine months ended September 30, 2017, Corporate and other primarily includes cash paid for capital expenditures of approximately $31.4 million for Summit Permian.

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

Segment adjusted EBITDA by reportable segment follows.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In thousands)
Reportable segment adjusted EBITDA
Utica Shale	$8,412	$6,983	$25,857	$14,898
Ohio Gathering	10,522	10,059	29,201	35,173
Williston Basin	16,212	21,815	51,176	60,745
Piceance/DJ Basins	30,008	28,074	86,256	79,120
Barnett Shale	10,838	13,128	35,924	41,118
Marcellus Shale	6,682	5,146	17,775	14,554
Total of reportable segments' measures of profit or loss	$82,674	$85,205	$246,189	$245,608

A reconciliation of income or loss before income taxes and loss from equity method investees to total of reportable segments' measures of profit or loss follows.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In thousands)
Reconciliation of income or loss before income taxes and income or loss from equity method investees to total of reportable segments' measures of profit or loss:
Income (loss) before income taxes and income (loss) from equity method investees	$93,463	$1,626	$108,408	$(20,700)
Add:
Corporate and other	9,197	8,722	28,725	26,728
Interest expense	17,614	15,733	51,883	47,650
Early extinguishment of debt	—	—	22,020	—
Deferred Purchase Price Obligation	(70,499)	6,188	(54,674)	31,116
Depreciation and amortization	28,777	28,101	85,732	84,058
Proportional adjusted EBITDA for equity method investees	10,522	10,059	29,201	35,173
Adjustments related to MVC shortfall payments	(10,124)	11,541	(33,186)	33,818
Unit-based and noncash compensation	1,974	2,050	5,973	6,000
Loss on asset sales, net	460	13	530	24
Long-lived asset impairment	1,290	1,172	1,577	1,741
Total of reportable segments' measures of profit or loss	$82,674	$85,205	$246,189	$245,608

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

Adjustments related to MVC shortfall payments by reportable segment follow.

	Three months ended September 30, 2017
	Williston Basin	Piceance/DJ Basins	Barnett Shale	Total
	(In thousands)
Adjustments related to MVC shortfall payments:
Net change in deferred revenue for MVC shortfall payments	$—	$—	$—	$—
Expected MVC shortfall adjustments	1,982	(12,200)	94	(10,124)
Total adjustments related to MVC shortfall payments	$1,982	$(12,200)	$94	$(10,124)

	Three months ended September 30, 2016
	Williston Basin	Piceance/DJ Basins	Barnett Shale	Total
	(In thousands)
Adjustments related to MVC shortfall payments:
Net change in deferred revenue for MVC shortfall payments	$—	$847	$—	$847
Expected MVC shortfall adjustments	4,195	6,412	87	10,694
Total adjustments related to MVC shortfall payments	$4,195	$7,259	$87	$11,541

	Nine months ended September 30, 2017
	Williston Basin	Piceance/DJ Basins	Barnett Shale	Total
	(In thousands)
Adjustments related to MVC shortfall payments:
Net change in deferred revenue for MVC shortfall payments	$(37,693)	$(1,978)	$—	$(39,671)
Expected MVC shortfall adjustments	5,946	867	(328)	6,485
Total adjustments related to MVC shortfall payments	$(31,747)	$(1,111)	$(328)	$(33,186)

	Nine months ended September 30, 2016
	Williston Basin	Piceance/DJ Basins	Barnett Shale	Total
	(In thousands)
Adjustments related to MVC shortfall payments:
Net change in deferred revenue for MVC shortfall payments	$235	$3,321	$(677)	$2,879
Expected MVC shortfall adjustments	11,757	18,911	271	30,939
Total adjustments related to MVC shortfall payments	$11,992	$22,232	$(406)	$33,818

4. PROPERTY, PLANT AND EQUIPMENT, NET

Details on property, plant and equipment follow.

	September 30, 2017	December 31, 2016
	(In thousands)
Gathering and processing systems and related equipment	$2,075,327	$2,026,363
Construction in progress	71,196	39,954
Land and line fill	11,735	11,442
Other	39,675	35,227
Total	2,197,933	2,112,986
Less accumulated depreciation	313,364	259,315
Property, plant and equipment, net	$1,884,569	$1,853,671

Depreciation expense and capitalized interest follow.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In thousands)
Depreciation expense	$18,837	$17,609	$55,935	$52,574
Capitalized interest	644	1,354	1,562	3,133

5. AMORTIZING INTANGIBLE ASSETS AND UNFAVORABLE GAS GATHERING CONTRACT

Details regarding our intangible assets and the unfavorable gas gathering contract (included in other noncurrent liabilities), all of which are subject to amortization, follow.

	September 30, 2017
	Useful lives (In years)	Gross carrying amount	Accumulated amortization	Net
		(Dollars in thousands)
Favorable gas gathering contracts	18.7	$24,195	$(11,962)	$12,233
Contract intangibles	12.5	426,464	(172,120)	254,344
Rights-of-way	26.1	155,015	(29,557)	125,458
Total intangible assets		$605,674	$(213,639)	$392,035

Unfavorable gas gathering contract	10.0	$10,962	$(8,535)	$2,427

	December 31, 2016
	Useful lives (In years)	Gross carrying amount	Accumulated amortization	Net
		(Dollars in thousands)
Favorable gas gathering contracts	18.7	$24,195	$(10,795)	$13,400
Contract intangibles	12.5	426,464	(146,468)	279,996
Rights-of-way	26.1	153,015	(24,959)	128,056
Total intangible assets		$603,674	$(182,222)	$421,452

Unfavorable gas gathering contract	10.0	$10,962	$(6,916)	$4,046

We recognized amortization expense in other revenues as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In thousands)
Amortization expense – favorable gas gathering contracts	$(390)	$(289)	$(1,167)	$(944)
Amortization expense – unfavorable gas gathering contract	540	167	1,619	556

We recognized amortization expense in costs and expenses as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In thousands)
Amortization expense – contract intangibles	$8,550	$8,854	$25,652	$26,562
Amortization expense – rights-of-way	1,540	1,517	4,597	4,534

The estimated aggregate annual amortization expected to be recognized for the remainder of 2017 and each of the four succeeding fiscal years follows.

	Intangible assets	Unfavorable gas gathering contract
	(In thousands)
2017	$10,480	$539
2018	41,392	1,888
2019	41,223	—
2020	43,470	—
2021	41,698	—

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

We performed our annual goodwill impairment testing for the Mountaineer Midstream reporting unit as of September 30, 2017, using a combination of the income and market approaches. We determined that the fair value of the Mountaineer Midstream reporting unit substantially exceeded its carrying value, including goodwill; as such, there have been no impairments of goodwill during the nine months ended September 30, 2017.

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

In June 2017 and June 2016, an impairment loss was recognized by Ohio Gathering. Although we recognize activity for Ohio Gathering on a one-month lag, we recorded the impairment loss in our results of operations for the second quarter of 2017 and 2016 because the information was available to us. We recorded our 40% share of the impairment loss, or $3.5 million in June 2017 and $37.8 million in June 2016, in income (loss) from equity method investees in the unaudited condensed consolidated statements of operations.

A reconciliation of our 40% ownership interest in Ohio Gathering to our investment per Ohio Gathering's books and records follows (in thousands).

Investment in equity method investees, September 30, 2017	$696,590
September cash distribution	4,360
Basis difference	(133,522)
Investment in equity method investees, net of basis difference, August 31, 2017	$567,428

Summarized statements of operations information for OGC and OCC follow (amounts represent 100% of investee financial information). Results include asset impairments of $8.7 million for the nine months ended September 30, 2017 and $94.4 million for the nine months ended September 30, 2016.

	Three months ended August 31, 2017		Three months ended August 31, 2016
	OGC	OCC	OGC	OCC
	(In thousands)
Total revenues	$35,144	$1,814	$34,018	$3,478
Total operating expenses	25,720	1,877	24,189	5,092
Net income (loss)	9,424	(204)	9,825	(806)

	Nine months ended August 31, 2017		Nine months ended August 31, 2016
	OGC	OCC	OGC	OCC
	(In thousands)
Total revenues	$103,302	$5,871	$110,261	$14,093
Total operating expenses	86,046	6,186	69,294	108,399
Net income (loss)	17,258	(1,396)	40,962	(94,051)

8. DEFERRED REVENUE

A rollforward of current deferred revenue follows.

	Williston Basin	Piceance/DJ Basins	Total current
	(In thousands)
Current deferred revenue, January 1, 2017	$—	$—	$—
Additions	—	13,584	13,584
Less revenue recognized	—	11,211	11,211
Current deferred revenue, September 30, 2017	$—	$2,373	$2,373

A rollforward of noncurrent deferred revenue follows.

	Williston Basin	Piceance/DJ Basins	Total noncurrent
	(In thousands)
Noncurrent deferred revenue, January 1, 2017	$37,693	$19,772	$57,465
Less revenue recognized	37,693	1,978	39,671
Less reclassification to current deferred revenue	—	2,373	2,373
Noncurrent deferred revenue, September 30, 2017	$—	$15,421	$15,421

As of September 30, 2017, accounts receivable included $8.6 million of total shortfall payment billings, of which none related to MVC arrangements that can be utilized to offset gathering fees in subsequent periods.

During the first quarter of 2017, we amended an agreement with one of our key customers in the Williston Basin segment. As a result, we recognized previously deferred revenue of $37.7 million as gathering services and related fees during the first quarter of 2017.

9. DEBT

Debt consisted of the following:

	September 30, 2017	December 31, 2016
	(In thousands)
Summit Holdings variable rate senior secured Revolving Credit Facility (3.74% at September 30, 2017 and 3.27% at December 31, 2016) due May 2022	$506,000	$648,000
Summit Holdings 5.5% senior unsecured notes due August 2022	300,000	300,000
Less unamortized debt issuance costs (1)	(3,049)	(3,516)
Summit Holdings 5.75% senior unsecured notes due April 2025	500,000	—
Less unamortized debt issuance costs (1)	(7,164)	—
Summit Holdings 7.5% senior unsecured notes redeemed March 2017 (2)	—	300,000
Less unamortized debt issuance costs (1)(2)	—	(4,183)
Total long-term debt	$1,295,787	$1,240,301

(1) Issuance costs are being amortized over the life of the notes.

(2) Debt was extinguished following the 5.75% Senior Notes offering in February 2017. In conjunction with the early debt extinguishment, the remaining unamortized debt issuance costs were written off.

The aggregate amount of debt maturing to be recognized for the remainder of 2017 and each of the four succeeding fiscal years follow (in thousands):

2017	$—
2018	—
2019	—
2020	—
2021	—
Thereafter	1,306,000
Total long-term debt	$1,306,000

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

Borrowings under the revolving credit facility bear interest, at the election of Summit Holdings, at a rate based on the alternate base rate (as defined in the credit agreement) plus an applicable margin ranging from 0.75% to 1.75% or the adjusted Eurodollar rate (as defined in the credit agreement) plus an applicable margin ranging from 1.75% to 2.75%, with the commitment fee ranging from 0.30% to 0.50% in each case based on our relative leverage at the time of determination. At September 30, 2017, the applicable margin under LIBOR borrowings was 2.50%, the interest rate was 3.74% and the unused portion of the Revolving Credit Facility totaled $744.0 million (subject to a commitment fee of 0.50%).

The revolving credit facility is secured by the membership interests of Summit Holdings and the membership interests of all the subsidiaries of Summit Holdings and by substantially all of the assets of Summit Holdings and its subsidiaries (subject to exclusions set forth in the credit agreement). It is guaranteed by SMLP and all of the subsidiaries of Summit Holdings other than the Specified Subsidiaries (as defined in the credit agreement). The credit agreement contains affirmative and negative covenants customary for credit facilities of its size and nature that, among other things, limit or restrict the ability (i) to incur additional debt; (ii) to make investments; (iii) to engage in certain mergers, consolidations, acquisitions or sales of assets; (iv) to enter into swap agreements and power purchase agreements; (v) to enter into leases that would cumulatively obligate payments in excess of $50.0 million over any 12 -month period; and (vi) of Summit Holdings to make distributions, with certain exceptions, including the distribution of Available Cash (as defined in the SMLP partnership agreement) if no default or event of default then exists or would result therefrom and Summit Holdings is in pro forma compliance with its financial covenants. The credit agreement also contains an affirmative covenant that could require our Non-Guarantor Subsidiaries (OpCo, Summit Utica, Meadowlark Midstream and Tioga Midstream) to become guarantor subsidiaries in certain circumstances. In addition, the revolving credit facility requires Summit Holdings to maintain (i) a ratio of consolidated trailing 12 -month earnings before interest, income taxes, depreciation and amortization ("EBITDA") to net interest expense of not less than 2.5 to 1.0 as defined in the credit agreement, (ii) a ratio of total net indebtedness to consolidated trailing 12 -month EBITDA of not more than 5.50 to 1.00 and, (iii) a ratio of first lien net indebtedness to consolidated trailing 12 -month EBITDA of not more than 3.75 to 1.00.

As a result of the amendment, SMLP incurred approximately $8.1 million of debt issuance costs. As of September 30, 2017, we had $11.1 million of debt issuance costs attributable to our Revolving Credit Facility and related amendments which are included in noncurrent assets on the unaudited condensed consolidated balance sheet.

As of September 30, 2017, we were in compliance with the Revolving Credit Facility's covenants. There were no defaults or events of default during the nine months ended September 30, 2017.

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

At any time prior to April 15, 2020, the Co-Issuers may redeem up to 35% of the aggregate principal amount of the 5.75% Senior Notes at a redemption price of 105.750% of the principal amount of the 5.75% Senior Notes, plus accrued and unpaid interest, if any, but not including, the redemption date, with an amount not greater than the net cash proceeds of certain equity offerings. On and after April 15, 2020, the Co-Issuers may redeem all or part of the 5.75% Senior Notes at a redemption price of 104.313% (with the redemption premium declining ratably each year to 100.000% on and after April 15, 2023), plus accrued and unpaid interest, if any, to, but not including, the redemption date. Debt issuance costs of $7.8 million are being amortized over the life of the senior notes.

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

The 5.75% Senior Notes' indenture provides that each of the following is an event of default: (i) default for 30 days in the payment when due of interest on the 5.75% Senior Notes; (ii) default in the payment when due of the principal of, or premium, if any, on the 5.75% Senior Notes; (iii) failure by the Co-Issuers or SMLP to comply with certain covenants relating to mergers and consolidations, change of control or asset sales; (iv) failure by SMLP for 180 days after notice to comply with certain covenants relating to the filing of reports with the SEC; (v) failure by the Co-Issuers or SMLP for 30 days after notice to comply with any of the other agreements in the indenture; (vi) specified defaults under any mortgage, indenture or instrument under which there may be issued or by which there may be secured or evidenced any indebtedness for money borrowed by SMLP or any of its restricted subsidiaries (or the payment of which is guaranteed by SMLP or any of its restricted subsidiaries); (vii) failure by SMLP or any of its restricted subsidiaries to pay certain final judgments aggregating in excess of $75.0 million ; (viii) except as permitted by the indenture, any guarantee of the senior notes shall cease for any reason to be in full force and effect or any guarantor, or any person acting on behalf of any guarantor, shall deny or disaffirm its obligations under its guarantee of the senior notes; and (ix) certain events of bankruptcy, insolvency or reorganization described in the indenture. In the case of an event of default as described in the foregoing clause (ix), all outstanding 5.75% Senior Notes will become due and payable immediately without further action or notice. If any other event of default occurs and is continuing, the trustee or the holders of at least 25% in principal amount of the then outstanding 5.75% Senior Notes may declare all the 5.75% Senior Notes to be due and payable immediately.

As of and during the nine months ended September 30, 2017, we were in compliance with the covenants governing our Senior Notes. There were no defaults or events of default during the nine months ended September 30, 2017.

SMP Holdings Credit Facility. SMP Holdings had a $250.0 million revolving credit facility (the "SMP Revolving Credit Facility") and a $200.0 million term loan (the "Term Loan" and, collectively with the SMP Revolving Credit Facility, the "SMP Holdings Credit Facility"). Because funding from the SMP Holdings Credit Facility was used to support the development of the 2016 Drop Down Assets, Summit Investments allocated the SMP Holdings Credit Facility to the Partnership during the common control period. Borrowings under the SMP Holdings Credit Facility incurred interest at LIBOR or a base rate (as defined in the credit agreement) plus an applicable margin. In March, 2016, the remaining balances on the SMP Revolving Credit Facility and the Incremental Term Loan were repaid in full and the SMP Holdings Credit Facility was terminated concurrent with the closing of the 2016 Drop Down.

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

Accounts receivable primarily comprise amounts due for the gathering, treating and processing services we provide to our customers and also the sale of natural gas liquids resulting from our processing services. This industry concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, industry or other conditions. We monitor the creditworthiness of our counterparties and can require letters of credit for receivables from counterparties that are judged to have substandard credit, unless the credit risk can otherwise be mitigated. Our top five customers or counterparties accounted for 41% of total accounts receivable at September 30, 2017, compared with 62% as of December 31, 2016.

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

Level 3 liability, January 1, 2017	$563,281
Change in fair value	(54,674)
Level 3 liability, September 30, 2017	$508,607

A summary of the estimated fair value of our debt financial instruments follows.

	September 30, 2017		December 31, 2016
	Carrying value	Estimated fair value (Level 2)	Carrying value	Estimated fair value (Level 2)
	(In thousands)
Summit Holdings Revolving Credit Facility	$506,000	$506,000	$648,000	$648,000
Summit Holdings 5.5% Senior Notes ($300.0 million principal)	296,951	301,625	296,484	294,500
Summit Holdings 5.75% Senior Notes ($500.0 million principal)	492,836	506,875	—	—
Summit Holdings 7.5% Senior Notes ($300.0 million principal) (1)	—	—	295,817	316,000

(1)	Debt was extinguished following the 5.75% Senior Notes offering in February 2017. In conjunction with the early debt extinguishment, the remaining unamortized debt issuance costs were written off.

The carrying value on the balance sheet of the Revolving Credit Facility is its fair value due to its floating interest rate. The fair value for the Senior Notes is based on an average of nonbinding broker quotes as of September 30, 2017 and December 31, 2016. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value of the Senior Notes.

11. PARTNERS' CAPITAL

A rollforward of the number of common limited partner and General Partner units follows.

	Common	General Partner	Total
	(In thousands)
Units, January 1, 2017	72,111,121	1,471,187	73,582,308
Net units issued under SMLP LTIP	184,277	—	184,277
Units issued under ATM program	763,548	—	763,548
General Partner 2% contribution	—	19,812	19,812
Units, September 30, 2017	73,058,946	1,490,999	74,549,945

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

During the three months ended September 30, 2017, there were no transactions under the ATM Program. During the nine months ended September 30, 2017, we sold 763,548 units under the ATM Program for aggregate gross proceeds of $17.7 million, and paid approximately $0.2 million as compensation to the sales agents pursuant to the terms of the equity distribution agreement. Following the effectiveness of the new ATM registration statement and after taking into account the aggregate sales price of common units sold under the ATM Program through September 30, 2017, we have the capacity to issue additional common units under the ATM Program up to an aggregate $132.3 million.

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

Cash Distributions Paid and Declared. We paid the following per-unit distributions during the three and nine months ended September 30:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Per-unit distributions to unitholders	$0.575	$0.575	$1.725	$1.725

On October 26, 2017, the Board of Directors of our General Partner declared a distribution of $0.575 per unit for the quarterly period ended September 30, 2017. This distribution, which totaled $45.0 million, will be paid on November 14, 2017 to unitholders of record at the close of business on November 7, 2017.

Incentive Distribution Rights. Our general partner also currently holds IDRs that entitle it to receive increasing percentage allocations, up to a maximum of 50%, of the cash we distribute from operating surplus in excess of $0.46 per unit per quarter. Our payment of IDRs as reported in distributions to unitholders – general partner in the statement of partners' capital during the three and nine months ended September 30 follow.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In thousands)
IDR payments	$2,127	$1,938	$6,333	$5,811

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

12. EARNINGS PER UNIT

The following table details the components of EPU.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In thousands, except per-unit amounts)
Numerator for basic and diluted EPU:
Net income (loss) attributable to common units	$89,547	$(215)	$95,576	$(59,702)

Denominator for basic and diluted EPU:
Weighted-average common units outstanding – basic	73,059	67,844	72,583	66,978
Effect of nonvested phantom units	374	—	318	—
Weighted-average common units outstanding – diluted	73,433	67,844	72,901	66,978

Earnings (loss) per limited partner unit:
Common unit – basic	$1.23	$0.00	$1.32	$(0.89)
Common unit – diluted	$1.22	$0.00	$1.31	$(0.89)

Nonvested anti-dilutive phantom units excluded from the calculation of diluted EPU	—	—	55	167

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

•	Also in March 2017, 184,277 phantom units vested.
•	As of September 30, 2017, approximately 3.6 million common units remained available for future issuance under the SMLP LTIP.

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

Expenses incurred by the General Partner and reimbursed by us under our Partnership Agreement were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In thousands)
Operation and maintenance expense	$6,792	$6,689	$20,404	$20,061
General and administrative expense	6,840	7,761	23,030	23,218

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

15. COMMITMENTS AND CONTINGENCIES

Operating Leases. We and Summit Investments lease certain office space and equipment to support our operations. We have determined that our leases are operating leases. We recognize total rent expense incurred or allocated to us in general and administrative expenses. Rent expense related to operating leases, including rent expense incurred on our behalf and allocated to us, was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In thousands)
Rent expense	$1,009	$754	$2,811	$2,115

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

As described in the 2016 Annual Report, in January 2015, Summit Investments learned of the rupture of a four-inch produced water gathering pipeline on the Meadowlark Midstream system near Williston, North Dakota. The incident, which was covered by Summit Investments' insurance policies, was subject to maximum coverage of $25.0 million from its pollution liability insurance policy and $200.0 million from its property and business interruption insurance policy. Summit Investments exhausted the $25.0 million pollution liability policy in 2015. We submitted property and business interruption claim requests to the insurers and reached a settlement in January 2017. In connection therewith, we recognized $2.6 million of business interruption recoveries and $0.4 million of property recoveries.

A rollforward of the aggregate accrued environmental remediation liabilities follows.

Accrued environmental remediation, January 1, 2017	$9,453
Payments made	(2,935)
Accrued environmental remediation, September 30, 2017	$6,518

As of September 30, 2017, we have recognized (i) a current liability for remediation effort expenditures expected to be incurred within the next 12 months and (ii) a noncurrent liability for estimated remediation expenditures and fines expected to be incurred subsequent to September 30, 2018. Each of these amounts represent our best estimate for costs expected to be incurred. Neither of these amounts has been discounted to its present value.

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

The present value of the Deferred Purchase Price Obligation will be reflected as a liability on our balance sheet until paid. As of the acquisition date, the estimated future payment obligation (based on management’s estimate of the Partnership’s share of forecasted Business Adjusted EBITDA and capital expenditures for the 2016 Drop Down Assets) was estimated to be $860.3 million and had a net present value of $507.4 million, using a discount rate of 13.0%. As of September 30, 2017, Remaining Consideration was estimated to be $656.5 million and the net present value, as recognized on the consolidated balance sheet, was $508.6 million, using a discount rate of 10.75%. Any subsequent changes to the estimated future payment obligation will be calculated using a discounted cash flow model with a commensurate risk-adjusted discount rate. Such changes and the impact on the liability due to the passage of time will be recorded as a change in the Deferred Purchase Price Obligation fair value on the consolidated statements of operations in the period of the change.

At the discretion of the Board of Directors of our General Partner, the Deferred Purchase Price Obligation can be paid in cash, SMLP common units or a combination thereof. We currently expect that the Deferred Purchase Price Obligation will be financed with a combination of (i) net proceeds from the issuance of equity securities by us, (ii) the net proceeds from the issuance of senior unsecured debt by us, (iii) borrowings under our Revolving Credit Facility and/or (iv) other internally generated sources of cash.

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

Nine months ended September 30, 2016
(In thousands)
SMLP revenues	$266,412
2016 Drop Down Assets revenues (1)	8,867
Combined revenues	$275,279

SMLP net loss	$(54,927)
2016 Drop Down Assets net income (1)	2,745
Combined net loss	$(52,182)

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

Condensed Consolidating Balance Sheets. Balance sheets as of September 30, 2017 and December 31, 2016 follow.

	September 30, 2017
	SMLP	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating adjustments	Total
	(In thousands)
Assets
Cash and cash equivalents	$492	$51	$1,528	$840	$—	$2,911
Accounts receivable	22	—	52,118	9,127	—	61,267
Other current assets	849	—	3,129	807	—	4,785
Due from affiliate	—	16,354	488,170	3,392	(507,916)	—
Total current assets	1,363	16,405	544,945	14,166	(507,916)	68,963
Property, plant and equipment, net	4,424	—	1,459,053	421,092	—	1,884,569
Intangible assets, net	—	—	366,967	25,068	—	392,035
Goodwill	—	—	16,211	—	—	16,211
Investment in equity method investees	—	—	—	696,590	—	696,590
Other noncurrent assets	2,588	11,045	120	—	—	13,753
Investment in subsidiaries	2,183,363	3,471,883	—	—	(5,655,246)	—
Total assets	$2,191,738	$3,499,333	$2,387,296	$1,156,916	$(6,163,162)	$3,072,121

Liabilities and Partners' Capital
Trade accounts payable	$3,435	$—	$12,525	$6,716	$—	$22,676
Accrued expenses	1,385	—	11,302	1,428	—	14,115
Due to affiliate	508,430	—	—	—	(507,916)	514
Deferred revenue	—	—	2,373	—	—	2,373
Ad valorem taxes payable	—	—	7,687	431	—	8,118
Accrued interest	—	20,183	—	—	—	20,183
Accrued environmental remediation	—	—	—	5,089	—	5,089
Other current liabilities	4,779	—	3,582	602	—	8,963
Total current liabilities	518,029	20,183	37,469	14,266	(507,916)	82,031
Long-term debt	—	1,295,787	—	—	—	1,295,787
Deferred Purchase Price Obligation	508,607	—	—	—	—	508,607
Deferred revenue	—	—	15,421	—	—	15,421
Noncurrent accrued environmental remediation	—	—	—	1,429	—	1,429
Other noncurrent liabilities	3,794	—	3,561	183	—	7,538
Total liabilities	1,030,430	1,315,970	56,451	15,878	(507,916)	1,910,813

Total partners' capital	1,161,308	2,183,363	2,330,845	1,141,038	(5,655,246)	1,161,308
Total liabilities and partners' capital	$2,191,738	$3,499,333	$2,387,296	$1,156,916	$(6,163,162)	$3,072,121

	December 31, 2016
	SMLP	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating adjustments	Total
	(In thousands)
Assets
Cash and cash equivalents	$698	$51	$5,647	$1,032	$—	$7,428
Accounts receivable	53	—	89,584	7,727	—	97,364
Other current assets	1,526	—	2,328	455	—	4,309
Due from affiliate	14,896	38,013	369,995	—	(422,904)	—
Total current assets	17,173	38,064	467,554	9,214	(422,904)	109,101
Property, plant and equipment, net	2,266	—	1,440,180	411,225	—	1,853,671
Intangible assets, net	—	—	396,930	24,522	—	421,452
Goodwill	—	—	16,211	—	—	16,211
Investment in equity method investees	—	—	—	707,415	—	707,415
Other noncurrent assets	1,993	5,198	138	—	—	7,329
Investment in subsidiaries	2,132,757	3,347,393	—	—	(5,480,150)	—
Total assets	$2,154,189	$3,390,655	$2,321,013	$1,152,376	$(5,903,054)	$3,115,179

Liabilities and Partners' Capital
Trade accounts payable	$978	$—	$9,901	$5,372	$—	$16,251
Accrued expenses	2,399	114	6,069	2,807	—	11,389
Due to affiliate	408,266	—	—	14,896	(422,904)	258
Ad valorem taxes payable	16	—	9,717	855	—	10,588
Accrued interest	—	17,483	—	—	—	17,483
Accrued environmental remediation	—	—	—	4,301	—	4,301
Other current liabilities	6,718	—	3,798	955	—	11,471
Total current liabilities	418,377	17,597	29,485	29,186	(422,904)	71,741
Long-term debt	—	1,240,301	—	—	—	1,240,301
Deferred Purchase Price Obligation	563,281	—	—	—	—	563,281
Deferred revenue	—	—	57,465	—	—	57,465
Noncurrent accrued environmental remediation	—	—	—	5,152	—	5,152
Other noncurrent liabilities	2,858	—	4,602	106	—	7,566
Total liabilities	984,516	1,257,898	91,552	34,444	(422,904)	1,945,506

Total partners' capital	1,169,673	2,132,757	2,229,461	1,117,932	(5,480,150)	1,169,673
Total liabilities and partners' capital	$2,154,189	$3,390,655	$2,321,013	$1,152,376	$(5,903,054)	$3,115,179

Condensed Consolidating Statements of Operations. For the purposes of the following condensed consolidating statements of operations, we allocate general and administrative expenses recognized at the SMLP parent to the Guarantor Subsidiaries and Non-Guarantor Subsidiaries to reflect what those entities' results would have been had they operated on a stand-alone basis. Statements of operations for the three and nine months ended September 30, 2017 and 2016 follow.

	Three months ended September 30, 2017
	SMLP	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating adjustments	Total
	(In thousands)
Revenues:
Gathering services and related fees	$—	$—	$79,546	$16,524	$—	$96,070
Natural gas, NGLs and condensate sales	—	—	22,828	112	—	22,940
Other revenues	—	—	5,202	733	—	5,935
Total revenues	—	—	107,576	17,369	—	124,945
Costs and expenses:
Cost of natural gas and NGLs	—	—	18,115	62	—	18,177
Operation and maintenance	—	—	19,044	3,259	—	22,303
General and administrative	—	—	11,555	1,734	—	13,289
Depreciation and amortization	352	—	24,596	3,979	—	28,927
(Gain) loss on asset sales, net	—	—	(82)	542	—	460
Long-lived asset impairment	—	—	696	594	—	1,290
Total costs and expenses	352	—	73,924	10,170	—	84,446
Other income	79	—	—	—	—	79
Interest expense	—	(17,614)	—	—	—	(17,614)
Deferred Purchase Price Obligation	70,499	—	—	—	—	70,499
Income (loss) before income taxes and income from equity method investees	70,226	(17,614)	33,652	7,199	—	93,463
Income tax expense	(176)	—	—	—	—	(176)
Income from equity method investees	—	—	—	350	—	350
Equity in earnings of consolidated subsidiaries	23,587	41,201	—	—	(64,788)	—
Net income	$93,637	$23,587	$33,652	$7,549	$(64,788)	$93,637

	Three months ended September 30, 2016
	SMLP	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating adjustments	Total
	(In thousands)
Revenues:
Gathering services and related fees	$—	$—	$64,065	$16,231	$—	$80,296
Natural gas, NGLs and condensate sales	—	—	9,578	—	—	9,578
Other revenues	—	—	4,612	587	—	5,199
Total revenues	—	—	78,255	16,818	—	95,073
Costs and expenses:
Cost of natural gas and NGLs	—	—	6,986	—	—	6,986
Operation and maintenance	—	—	20,800	2,259	—	23,059
General and administrative	—	—	10,183	2,185	—	12,368
Depreciation and amortization	154	—	24,765	3,060	—	27,979
Loss on asset sales, net	—	—	13	—	—	13
Long-lived asset impairment	—	—	1,172	—	—	1,172
Total costs and expenses	154	—	63,919	7,504	—	71,577
Other income	51	—	—	—	—	51
Interest expense	—	(15,733)	—	—	—	(15,733)
Deferred Purchase Price Obligation	(6,188)	—	—	—	—	(6,188)
(Loss) income before income taxes and income from equity method investees	(6,291)	(15,733)	14,336	9,314	—	1,626
Income tax benefit	142	—	—	—	—	142
Income from equity method investees	—	—	—	270	—	270
Equity in earnings of consolidated subsidiaries	8,187	23,920	—	—	(32,107)	—
Net income	$2,038	$8,187	$14,336	$9,584	$(32,107)	$2,038

	Nine months ended September 30, 2017
	SMLP	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating adjustments	Total
	(In thousands)
Revenues:
Gathering services and related fees	$—	$—	$245,882	$53,002	$—	$298,884
Natural gas, NGLs and condensate sales	—	—	44,355	300	—	44,655
Other revenues	—	—	17,043	1,960	—	19,003
Total revenues	—	—	307,280	55,262	—	362,542
Costs and expenses:
Cost of natural gas and NGLs	—	—	36,243	85	—	36,328
Operation and maintenance	—	—	60,812	9,199	—	70,011
General and administrative	—	—	34,317	6,053	—	40,370
Depreciation and amortization	660	—	73,817	11,707	—	86,184
Transaction costs	119	—	—	—	—	119
Gain (loss) on asset sales, net	—	—	(14)	544	—	530
Long-lived asset impairment	—	—	698	879	—	1,577
Total costs and expenses	779	—	205,873	28,467	—	235,119
Other income	214	—	—	—	—	214
Interest expense	—	(51,883)	—	—	—	(51,883)
Early extinguishment of debt	—	(22,020)	—	—	—	(22,020)
Deferred Purchase Price Obligation	54,674	—	—	—	—	54,674
Income (loss) before income taxes and loss from equity method investees	54,109	(73,903)	101,407	26,795	—	108,408
Income tax expense	(417)	—	—	—	—	(417)
Loss from equity method investees	—	—	—	(3,691)	—	(3,691)
Equity in earnings of consolidated subsidiaries	50,608	124,511	—	—	(175,119)	—
Net income	$104,300	$50,608	$101,407	$23,104	$(175,119)	$104,300

	Nine months ended September 30, 2016
	SMLP	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating adjustments	Total
	(In thousands)
Revenues:
Gathering services and related fees	$—	$—	$191,510	$43,073	$—	$234,583
Natural gas, NGLs and condensate sales	—	—	25,747	—	—	25,747
Other revenues	—	—	13,286	1,663	—	14,949
Total revenues	—	—	230,543	44,736	—	275,279
Costs and expenses:
Cost of natural gas and NGLs	—	—	20,140	—	—	20,140
Operation and maintenance	—	—	64,413	7,898	—	72,311
General and administrative	—	—	31,072	7,051	—	38,123
Depreciation and amortization	424	—	74,194	9,052	—	83,670
Transaction costs	1,296	—	—	—	—	1,296
Loss on asset sales, net	—	—	24	—	—	24
Long-lived asset impairment	—	—	1,212	529	—	1,741
Total costs and expenses	1,720	—	191,055	24,530	—	217,305
Other income	92	—	—	—	—	92
Interest expense	(1,441)	(46,209)	—	—	—	(47,650)
Deferred Purchase Price Obligation	(31,116)	—	—	—	—	(31,116)
(Loss) income before income taxes and loss from equity method investees	(34,185)	(46,209)	39,488	20,206	—	(20,700)
Income tax expense	(141)	—	—	—	—	(141)
Loss from equity method investees	—	—	—	(31,341)	—	(31,341)
Equity in (loss) earnings of consolidated subsidiaries	(17,856)	28,353	—	—	(10,497)	—
Net (loss) income	$(52,182)	$(17,856)	$39,488	$(11,135)	$(10,497)	$(52,182)

Condensed Consolidating Statements of Cash Flows. Statements of cash flows for the nine months ended September 30, 2017 and 2016 follow.

	Nine months ended September 30, 2017
	SMLP	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating adjustments	Total
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$5,707	$(45,854)	$174,335	$62,309	$—	$196,497

Cash flows from investing activities:
Capital expenditures	(995)	—	(60,279)	(24,932)	—	(86,206)
Proceeds from asset sales	—	—	—	2,300	—	2,300
Contributions to equity method investees	—	—	—	(21,581)	—	(21,581)
Other, net	(579)	—	—	—	—	(579)
Advances to affiliates	14,896	21,658	(118,175)	(3,392)	85,013	—
Net cash provided by (used in) investing activities	13,322	21,658	(178,454)	(47,605)	85,013	(106,066)

Cash flows from financing activities:
Distributions to unitholders	(134,066)	—	—	—	—	(134,066)
Borrowings under Revolving Credit Facility	—	177,500	—	—	—	177,500
Repayments under Revolving Credit Facility	—	(319,500)	—	—	—	(319,500)
Debt issuance costs	—	(15,891)	—	—	—	(15,891)
Payment of redemption and call premiums on senior notes	—	(17,913)	—	—	—	(17,913)
Proceeds from ATM Program issuances, net of costs	17,251	—	—	—	—	17,251
Contribution from General Partner	465	—	—	—	—	465
Issuance of senior notes	—	500,000	—	—	—	500,000
Tender and redemption of senior notes	—	(300,000)	—	—	—	(300,000)
Other, net	(2,794)	—	—	—	—	(2,794)
Advances from affiliates	99,909	—	—	(14,896)	(85,013)	—
Net cash (used in) provided by financing activities	(19,235)	24,196	—	(14,896)	(85,013)	(94,948)
Net change in cash and cash equivalents	(206)	—	(4,119)	(192)	—	(4,517)
Cash and cash equivalents, beginning of period	698	51	5,647	1,032	—	7,428
Cash and cash equivalents, end of period	$492	$51	$1,528	$840	$—	$2,911

	Nine months ended September 30, 2016
	SMLP	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating adjustments	Total
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$3,740	$(52,916)	$159,650	$58,231	$—	$168,705

Cash flows from investing activities:
Capital expenditures	(904)	—	(39,630)	(82,201)	—	(122,735)
Contributions to equity method investees	—	—	—	(20,157)	—	(20,157)
Acquisitions of gathering systems from affiliate	(359,431)	—	—	—	—	(359,431)
Other, net	(373)	—	—	—	—	(373)
Advances to affiliates	(16,822)	(245,093)	(124,843)	—	386,758	—
Net cash used in investing activities	(377,530)	(245,093)	(164,473)	(102,358)	386,758	(502,696)

Cash flows from financing activities:
Distributions to unitholders	(123,064)	—	—	—	—	(123,064)
Borrowings under Revolving Credit Facility	12,000	478,300	—	—	—	490,300
Repayments under Revolving Credit Facility	—	(189,300)	—	—	—	(189,300)
Debt issuance costs	—	(3,013)	—	—	—	(3,013)
Proceeds from issuance of common units, net	126,115	—	—	—	—	126,115
Contribution from General Partner	2,702	—	—	—	—	2,702
Cash advance from Summit Investments to contributed subsidiaries, net	(12,000)	—	—	24,214	—	12,214
Expenses paid by Summit Investments on behalf of contributed subsidiaries	3,030	—	—	1,791	—	4,821
Other, net	(980)	—	—	—	—	(980)
Advances from affiliates	369,936	—	—	16,822	(386,758)	—
Net cash provided by financing activities	377,739	285,987	—	42,827	(386,758)	319,795
Net change in cash and cash equivalents	3,949	(12,022)	(4,823)	(1,300)	—	(14,196)
Cash and cash equivalents, beginning of period	73	12,407	6,930	2,383	—	21,793
Cash and cash equivalents, end of period	$4,022	$385	$2,107	$1,083	$—	$7,597

18. SUBSEQUENT EVENTS

We have evaluated subsequent events for recognition or disclosure in the unaudited condensed consolidated financial statements filed on Form 10-Q with the SEC and no events have occurred that require disclosure.

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

Our financial results are driven primarily by volume throughput and expense management. We generate the majority of our revenues from the gathering, treating and processing services that we provide to our customers. A substantial majority of the volumes that we gather, treat and/or process have a fixed-fee rate structure thereby enhancing the stability of our cash flows by providing a revenue stream that is not subject to direct commodity price risk. We also earn revenues from (i) the sale of physical natural gas and NGLs purchased under percent-of-proceeds arrangements with certain of our customers on the Bison Midstream and Grand River systems, (ii) the sale of natural gas we retain from certain DFW Midstream customers, (iii) the sale of condensate we retain from our gathering services at Grand River and (iv) natural gas and crude oil marketing services in and around our gathering systems. These additional activities, which expose us to direct commodity price risk, accounted for less than 12% of total revenues during the nine months ended September 30, 2017. We expect our natural gas and crude oil marketing services to increase in future periods resulting in a higher exposure to direct commodity price risk.

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

The following table presents certain consolidated and reportable segment financial data. For additional information on our reportable segments, see the "Segment Overview for the Three and Nine Months Ended September 30, 2017 and 2016" section herein.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In thousands)
Net income (loss)	$93,637	$2,038	$104,300	$(52,182)
Reportable segment adjusted EBITDA
Utica Shale	$8,412	$6,983	$25,857	$14,898
Ohio Gathering	10,522	10,059	29,201	35,173
Williston Basin	16,212	21,815	51,176	60,745
Piceance/DJ Basins	30,008	28,074	86,256	79,120
Barnett Shale	10,838	13,128	35,924	41,118
Marcellus Shale	6,682	5,146	17,775	14,554

Net cash provided by operating activities	$75,156	$37,205	$196,497	$168,705
Acquisitions of gathering systems (1)	—	—	—	866,858
Capital expenditures (2)	40,294	31,363	86,206	122,735
Contributions to equity method investees	5,932	4,512	21,581	20,157

Distributions to unitholders	$45,037	$41,044	$134,066	$123,064
Issuance of senior notes	—	—	500,000	—
Tender and redemption of senior notes	—	—	(300,000)	—
Net borrowings (repayments) under Revolving Credit Facility	$15,000	(88,000)	(142,000)	301,000
Proceeds from issuance of common units, net	—	126,115	—	126,115
Proceeds from ATM Program issuances, net of costs	(8)	—	17,251	—

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

Three and nine months ended September 30, 2017. The following items are reflected in our financial results:

•

During the third quarter, we updated the Deferred Purchase Price Obligation based on management’s estimate of forecasted Business Adjusted EBITDA and capital expenditures for the 2016 Drop Down Assets. The revision in these estimates resulted in a decrease in the estimated undiscounted future payment obligation of $136.8 million relative to the estimates as of June 30, 2017. These changes in estimates had a favorable impact on our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2017. The decrease was primarily attributable to lower expected Business

Adjusted EBITDA in 2018 and 2019 associated with the 2016 Drop Down Assets partially offset by lower estimated capital expenditures.
•

During the third quarter, we recognized $19.1 million of gathering services and related fees revenue due to a settlement of shortfall volumes with a certain Piceance/DJ Basins customer who recently acquired another customer’s Piceance Basin assets. In conjunction with the assignment of the related gathering agreements, the annual MVC shortfall volume measurement and settlement was amended from annually to monthly, effective July 1, 2017. We include the effect of adjustments related to MVC shortfall payments in our definition of segment adjusted EBITDA. As such, the Piceance/DJ Basins segment adjusted EBITDA was not impacted because the revenue recognition was offset by the associated adjustments related to MVC shortfall payments for this customer.

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

•

In February 2017, we completed a public offering of $500.0 million principal 5.75% Senior Notes. Concurrent with and following the offering, we initiated a tender offer for the outstanding 7.5% Senior Notes. All remaining 7.5% Senior Notes were redeemed on March 18, 2017, with payment made on March 20, 2017. We used the proceeds from the issuance of the 5.75% Senior Notes to (i) fund the repurchase of the outstanding $300.0 million principal 7.5% Senior Notes, (ii) pay redemption and call premiums on the 7.5% Senior Notes totaling $17.9 million and (iii) pay $172.0 million of the balance outstanding under our Revolving Credit Facility.

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

How We Evaluate Our Operations

We conduct and report our operations in the midstream energy industry through six reportable segments. We evaluate our business operations each reporting period to determine whether any of our gathering system operating segments in which we internally report financial information are considered significant and would require us to separately disclose certain segment financial information in our external reporting. As a result of our evaluation during the second quarter of 2017, we determined that both the Summit Utica natural gas gathering system and the Ohio Gathering natural gas gathering system, each previously reported within the Utica Shale reportable segment, were and are expected to continue to be significant operating segments. As such, we modified our current segments in the second quarter of 2017 such that the Utica Shale reportable segment includes the Summit Utica gathering system and the Ohio Gathering reportable segment includes our ownership interest in OGC and OCC. For the three- and nine-months ended September 30, 2017, we have disclosed the required segment information for Summit Utica and Ohio Gathering and the periods prior to January 1, 2017 have been recast to reflect this change. Our reportable segments are as follows:

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

We review these metrics on a regular basis for consistency and trend analysis. There have been no changes in the composition or characteristics of these metrics during the three and nine months ended September 30, 2017.

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

Results of Operations

Consolidated Overview for the Three and Nine Months Ended September 30, 2017 and 2016

The following table presents certain consolidated and operating data.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In thousands)
Revenue:
Gathering services and related fees	$96,070	$80,296	$298,884	$234,583
Natural gas, NGLs and condensate sales	22,940	9,578	44,655	25,747
Other revenues	5,935	5,199	19,003	14,949
Total revenues	124,945	95,073	362,542	275,279
Costs and expenses:
Cost of natural gas and NGLs	18,177	6,986	36,328	20,140
Operation and maintenance	22,303	23,059	70,011	72,311
General and administrative	13,289	12,368	40,370	38,123
Depreciation and amortization	28,927	27,979	86,184	83,670
Transaction costs	—	—	119	1,296
Loss on asset sales, net	460	13	530	24
Long-lived asset impairment	1,290	1,172	1,577	1,741
Total costs and expenses	84,446	71,577	235,119	217,305
Other income	79	51	214	92
Interest expense	(17,614)	(15,733)	(51,883)	(47,650)
Early extinguishment of debt	—	—	(22,020)	—
Deferred Purchase Price Obligation	70,499	(6,188)	54,674	(31,116)
Income (loss) before income taxes and income (loss) from equity method investees	93,463	1,626	108,408	(20,700)
Income tax (expense) benefit	(176)	142	(417)	(141)
Income (loss) from equity method investees	350	270	(3,691)	(31,341)
Net income (loss)	$93,637	$2,038	$104,300	$(52,182)

Volume throughput (1):
Aggregate average daily throughput - natural gas (MMcf/d)	1,826	1,572	1,744	1,536
Aggregate average daily throughput - liquids (Mbbl/d)	74.0	92.2	74.7	91.0

(1) Exclusive of volume throughput for Ohio Gathering. For additional information, see the "Ohio Gathering" section herein.

Volumes – Gas. Natural gas throughput volumes increased 254 MMcf/d compared to the three months ended September 30, 2016 primarily reflecting:

•	a volume throughput increase of 169 MMcf/d for the Utica Shale segment.
•	a volume throughput increase of 136 MMcf/d for the Marcellus Shale segment.
•	a volume throughput decrease of 51 MMcf/d for the Barnett Shale segment.

Natural gas throughput volumes increased 208 MMcf/d compared to the nine months ended September 30, 2016 primarily reflecting:

•	a volume throughput increase of 186 MMcf/d for the Utica Shale segment.
•	a volume throughput increase of 61 MMcf/d for the Marcellus Shale segment.
•	a volume throughput increase of 25 MMcf/d for the Piceance/DJ Basins segment.
•	a volume throughput decrease of 59 MMcf/d for the Barnett Shale segment.

For additional information on volumes, see the "Segment Overview for the Three and Nine Months Ended September 30, 2017 and 2016" section herein.

Volumes – Liquids. Crude oil and produced water throughput volumes at the Williston segment decreased compared to the three and nine months ended September 30, 2016, primarily reflecting natural production declines and decreased drilling activity.

Revenues. Total revenues increased $29.9 million, or 31%, compared to the three months ended September 30, 2016 primarily reflecting:

•	the recognition of $19.1 million of revenues attributable to the settlement of shortfall volumes related to a certain Piceance/DJ Basins segment customer.
•	an $11.2 million increase in natural gas, NGLs and condensate sales attributable to increased marketing activity surrounding our natural gas-related operations.
•	a $2.1 million increase for the Utica Shale segment due to the ongoing development of the Summit Utica system.
•	a $2.8 million decrease for the Barnett Shale segment largely as a result of natural production declines and reduced drilling activity on the DFW midstream system.
•

a $2.4 million decrease for the Williston Basin segment, driven by a $4.7 million decline in gathering and other revenues due to natural production declines and decreased drilling activity on the Polar and Divide system. The $4.7 million of decline was partially offset by a $2.3 million increase in NGL sales that was attributable to higher NGL commodity pricing.

Total revenues increased $87.3 million, or 32%, compared to the nine months ended September 30, 2016 primarily reflecting:

•

the recognition of $37.7 million of previously deferred revenue related to a certain Williston Basin customer in addition to a $4.4 million increase in NGL sales that was attributable to higher NGL commodity pricing. The increase was partially offset by declines resulting from lower volume throughput on the Polar and Divide system.

•	the recognition of $2.6 million of business interruption recoveries for the Williston Basin segment.
•	a $11.6 million increase for the Utica Shale segment due to the ongoing development of the Summit Utica system.
•	the recognition of $19.1 million of revenues attributable to the settlement of shortfall volumes related to a certain Piceance/DJ Basins segment customer.
•	a $12.2 million increase in natural gas, NGLs and condensate sales attributable to increased marketing activity surrounding our natural gas-related operations.
•	a $5.4 million decrease for the Barnett Shale segment largely as a result of natural production declines and reduced drilling activity on the DFW midstream system.

Gathering Services and Related Fees. The increase in gathering services and related fees compared to the three months ended September 30, 2016 primarily reflected:

•	the recognition of $19.1 million of revenues attributable to the settlement of shortfall volumes related to a certain Piceance/DJ Basins segment customer.
•	a $2.1 million increase for the Utica Shale segment due to the ongoing development of the Summit Utica system.
•	a $3.8 million decrease for the Williston Basin segment primarily due to natural production declines on the Polar and Divide system.
•	a $3.0 million decrease for the Barnett Shale segment largely as a result of natural production declines and reduced drilling activity on the DFW midstream system.

The increase in gathering services and related fees compared to the nine months ended September 30, 2016 primarily reflected:

•	the recognition of $37.7 million of previously deferred revenue related to a certain Williston Basin customer.
•	the recognition of $2.6 million of business interruption recoveries for the Williston Basin segment.
•	the recognition of $19.1 million of revenues attributable to the settlement of shortfall volumes related to a certain Piceance/DJ Basins segment customer.

•	a $11.6 million increase for the Utica Shale segment due to the ongoing development of the Summit Utica system.
•	a $8.5 million decrease for the Barnett Shale segment largely as a result of natural production declines and reduced drilling activity on the DFW midstream system.
•

a $8.4 million decrease, after taking into account the recognition of $37.7 million of previously deferred revenue and $2.6 million of business interruption recoveries, for the Williston Basin segment primarily due to natural production declines and decreased drilling activity on the Polar and Divide system.

Natural Gas, NGLs and Condensate Sales. The increase in natural gas, NGLs and condensate sales compared to the three and nine months ended September 30, 2016 primarily reflected the addition of natural gas and crude oil marketing services provided for the Piceance/DJ Basins and Barnett Shale segments and the impact of higher comparative commodity pricing and throughput of NGLs on our Williston Basin and Piceance/DJ Basins segments.

Costs and Expenses. Total costs and expenses increased $12.9 million, or 18%, compared to the three months ended September 30, 2016 primarily reflecting:

•

an $8.5 million increase in natural gas, NGLs and condensate purchases driven by higher natural gas marketing volumes due to increased marketing activity surrounding our natural gas-related operations.

•

a $1.7 million increase in cost of natural gas and NGLs primarily for the Williston Basin segment due to the impact of increasing commodity prices on the percent-of-proceeds activity for the Bison Midstream system.

•	a $1.0 million increase in depreciation and amortization primarily driven by an increase in assets placed into service in the Summit Utica system.

Total costs and expenses increased $17.8 million, or 8%, compared to the nine months ended September 30, 2016 primarily reflecting:

•

an $9.4 million increase in natural gas, NGLs and condensate purchases driven by higher natural gas marketing volumes due to increased marketing activity surrounding our natural gas-related operations.

•

a $5.3 million increase in cost of natural gas and NGLs primarily for the Williston Basin segment due to the impact of increasing commodity prices on the percent-of-proceeds activity for the Bison Midstream system.

•	a $2.5 million increase in depreciation and amortization primarily driven by an increase in assets placed into service in the Summit Utica system.

Cost of Natural Gas and NGLs. The increase in cost of natural gas and NGLs compared to the three and nine months ended September 30, 2016 was primarily attributable to an increase in purchases associated with our natural gas and crude oil marketing services. The increase was also impacted by higher comparative commodity pricing and throughput of NGLs on our Williston Basin and Piceance/DJ Basins segments and the associated impact on (i) our percent-of-proceeds arrangements for the Bison Midstream system and (ii) our percent-of-proceeds arrangements and condensate sales for the Grand River system.

Operation and Maintenance. Operation and maintenance expense decreased compared to the three months ended September 30, 2016 primarily due to a decrease in expenses that we pass through to our customers as a result of lower volume throughput in the Williston Basin and Barnett Shale segments.

Operation and maintenance expense decreased compared to the nine months ended September 30, 2016 primarily due to a $2.2 million decrease in expenses that we pass through to our customers as a result of lower volume throughput and a $1.0 million decrease in maintenance expenses due to lower volume throughput. The decrease was partially offset by an increase in operating salaries and benefits.

General and Administrative. General and administrative expense increased compared to the three and nine months ended September 30, 2016 primarily reflecting an increase in salaries and benefits.

Depreciation and Amortization. The increase in depreciation and amortization expense compared to the three and nine months ended September 30, 2016 was largely driven by an increase in assets placed into service in the Summit Utica system.

Transaction Costs. Transaction costs recognized during the nine months ended September 30, 2016 primarily relate to financial and legal advisory costs associated with the 2016 Drop Down.

Interest Expense. The increase in interest expense compared to the three and nine months ended September 30, 2016 was primarily driven by the interest associated with issuance of the $500.0 million principal 5.75% Senior Notes partially offset by a decrease resulting from the tender and redemption of the $300.0 million principal 7.5% Senior Notes and a decrease in the outstanding portion on the Revolving Credit Facility.

Early Extinguishment of Debt. The early extinguishment of debt recognized during the nine months ended September 30, 2017 was driven by the tender and redemption of the $300.0 million principal 7.5% Senior Notes.

Deferred Purchase Price Obligation. During the third quarter of 2017, we updated the Deferred Purchase Price Obligation based on management’s estimate of forecasted Business Adjusted EBITDA and capital expenditures for the 2016 Drop Down Assets. The revision in these estimates resulted in a decrease in the estimated undiscounted future payment obligation of $136.8 million relative to the estimates as of June 30, 2017. These changes in estimates had a favorable impact on our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2017. The decrease was primarily attributable to lower expected Business Adjusted EBITDA in 2018 and 2019 associated with the 2016 Drop Down Assets partially offset by lower estimated capital expenditures.

For additional information, see the "Segment Overview for the Three and Nine Months Ended September 30, 2017 and 2016" and "Corporate and Other Overview for the Three and Nine Months Ended September 30, 2017 and 2016" sections herein.

Segment Overview for the Three and Nine Months Ended September 30, 2017 and 2016

Utica Shale. The Utica Shale reportable segment includes the Summit Utica system, which was acquired from a subsidiary of Summit Investments in March 2016.

Volume throughput for our Summit Utica system follows.

	Utica Shale
	Three months ended September 30,			Nine months ended September 30,
	2017	2016	Percentage Change	2017	2016	Percentage Change
Average daily throughput (MMcf/d)	403	234	72%	364	178	104%

Volume throughput increased compared to the three and nine months ended September 30, 2016 due to the ongoing development of the Summit Utica system and completion of new wells during the second half of 2016 and the first half of 2017. In April 2017, we commissioned the TPL-7 connector project which contributed to increased volumes for the three and nine months ended September 30, 2017.

Financial data for our Utica Shale reportable segment follows.

	Utica Shale
	Three months ended September 30,			Nine months ended September 30,
	2017	2016	Percentage Change	2017	2016	Percentage Change
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$9,727	$7,665	27%	$28,979	$17,351	67%
Total revenues	9,727	7,665	27%	28,979	17,351	67%
Costs and expenses:
Operation and maintenance	1,231	564	118%	2,836	1,585	79%
General and administrative	84	118	(29%)	286	868	(67%)
Depreciation and amortization	1,818	961	89%	5,213	2,756	89%
Loss on asset sales, net	542	—	*	542	—	*
Long-lived asset impairment	594	—	*	878	—	*
Total costs and expenses	4,269	1,643	160%	9,755	5,209	87%
Add:
Depreciation and amortization	1,818	961		5,213	2,756
Loss on asset sales, net	542	—		542	—
Long-lived asset impairment	594	—		878	—
Segment adjusted EBITDA	$8,412	$6,983	20%	$25,857	$14,898	74%

* Not considered meaningful

Three months ended September 30, 2017. Segment adjusted EBITDA increased $1.4 million compared to the three months ended September 30, 2016 primarily reflecting:

•	a $2.1 million increase in gathering services and related fees primarily due to the increase in volume throughput and commissioning of the TPL-7 connector project.
•	a $0.7 million increase in operation and maintenance expense primarily in support of higher volumes.

Other items to note:

•	Depreciation and amortization increased compared to the three months ended September 30, 2016 as a result of placing assets into service.

Nine months ended September 30, 2017. Segment adjusted EBITDA increased $11.0 million compared to the nine months ended September 30, 2016 primarily reflecting:

•	a $11.6 million increase in gathering services and related fees primarily due to the increase in volume throughput and commissioning of the TPL-7 connector project.
•	a $1.3 million increase in operation and maintenance expense primarily due to the increase in general repairs and maintenance.

Other items to note:

•	Depreciation and amortization increased compared to the nine months ended September 30, 2016 as a result of placing assets into service.

Ohio Gathering. The Ohio Gathering reportable segment includes OGC and OCC which were acquired from a subsidiary of Summit Investments in March 2016. We report the activity from Ohio Gathering on a one-month lag based on the financial information available to us during the reporting period.

Gross volume throughput for Ohio Gathering, based on a one-month lag follows.

	Ohio Gathering
	Three months ended September 30,			Nine months ended September 30,
	2017	2016	Percentage Change	2017	2016	Percentage Change
Average daily throughput (MMcf/d)	763	800	(5%)	746	869	(14%)

Volume throughput for the Ohio Gathering system decreased compared to the three and nine months ended September 30, 2016 primarily as a result of natural production declines and decreased drilling activity. The decrease for the three and nine months ended September 30, 2017 was partially offset by increased volumes associated with the installation of additional compression in the dry gas window beginning in March 2017.

Financial data for our Ohio Gathering reportable segment, based on a one-month lag follows.

	Ohio Gathering
	Three months ended September 30,			Nine months ended September 30,
	2017	2016	Percentage Change	2017	2016	Percentage Change
	(Dollars in thousands)
Proportional adjusted EBITDA for equity method investees	$10,522	$10,059	5%	$29,201	$35,173	(17%)
Segment adjusted EBITDA	$10,522	$10,059	5%	$29,201	$35,173	(17%)

Segment adjusted EBITDA for equity method investees decreased compared to the nine months ended September 30, 2016 primarily due to natural production declines and decreased drilling activity partially offset by increased volumes associated with the installation of additional compression in the dry gas window beginning in March 2017.

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

Volume throughput for our Williston Basin reportable segment follows.

	Williston Basin
	Three months ended September 30,			Nine months ended September 30,
	2017	2016	Percentage Change	2017	2016	Percentage Change
Aggregate average daily throughput - natural gas (MMcf/d)	21	24	(13%)	19	24	(21%)

Aggregate average daily throughput - liquids (Mbbl/d)	74.0	92.2	(20%)	74.7	91.0	(18%)

Natural gas. Natural gas volume throughput decreased compared to the three and nine months ended September 30, 2016 largely reflecting natural production declines.

Liquids. The decrease in liquids volume throughput compared to the three and nine months ended September 30, 2016 largely reflected natural production declines and decreased drilling activity.

Financial data for our Williston Basin reportable segment follows.

	Williston Basin
	Three months ended September 30,			Nine months ended September 30,
	2017	2016	Percentage Change	2017	2016	Percentage Change
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$17,473	$21,293	(18%)	$95,179	$63,244	50%
Natural gas, NGLs and condensate sales	7,849	5,815	35%	20,655	15,010	38%
Other revenues	2,499	3,086	(19%)	7,986	9,456	(16%)
Total revenues	27,821	30,194	(8%)	123,820	87,710	41%
Costs and expenses:
Cost of natural gas and NGLs	7,474	5,739	30%	20,686	15,344	35%
Operation and maintenance	5,670	6,335	(10%)	18,472	21,536	(14%)
General and administrative	447	500	(11%)	1,739	2,077	(16%)
Depreciation and amortization	8,405	8,446	—%	25,171	25,214	—%
(Gain) loss on asset sales, net	(82)	13	*	(23)	15	*
Long-lived asset impairment	—	—	*	3	569	(99%)
Total costs and expenses	21,914	21,033	4%	66,048	64,755	2%
Add:
Depreciation and amortization	8,405	8,446		25,171	25,214
Adjustments related to MVC shortfall payments	1,982	4,195		(31,747)	11,992
(Gain) loss on asset sales, net	(82)	13		(23)	15
Long-lived asset impairment	—	—		3	569
Segment adjusted EBITDA	$16,212	$21,815	(26%)	$51,176	$60,745	(16%)

* Not considered meaningful

Three months ended September 30, 2017. Segment adjusted EBITDA decreased $5.6 million compared to the three months ended September 30, 2016 primarily reflecting:

•	a $3.8 million decrease in gathering services and related fees primarily due to natural production declines and decreased drilling activity.
•	a benefit in the third quarter of 2016 from the recognition of $1.1 million in gathering services and related fees related to a settlement with a certain Williston Basin segment customer.

Nine months ended September 30, 2017. Segment adjusted EBITDA decreased $9.6 million compared to the nine months ended September 30, 2016 primarily reflecting:

•

a decrease in liquids volumes partially offset by $2.6 million of business interruption recoveries in the first quarter of 2017 and the recognition of $2.3 million in gathering services and related fees relating to previously billed but unearned revenue in the second quarter of 2017.

•	a benefit in the third quarter of 2016 from the recognition of $1.1 million in gathering services and related fees related to a settlement with a certain Williston Basin segment customer.

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

Volume throughput for our Piceance/DJ Basins reportable segment follows.

	Piceance/DJ Basins
	Three months ended September 30,			Nine months ended September 30,
	2017	2016	Percentage Change	2017	2016	Percentage Change
Aggregate average daily throughput (MMcf/d)	594	591	1%	601	576	4%

Volume throughput increased compared to the three and nine months ended September 30, 2016 primarily as a result of ongoing drilling and completion activity across our gathering footprint.

Financial data for our Piceance/DJ Basins reportable segment follows.

	Piceance/DJ Basins
	Three months ended September 30,			Nine months ended September 30,
	2017	2016	Percentage Change	2017	2016	Percentage Change
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$48,744	$27,497	77%	$107,385	$78,289	37%
Natural gas, NGLs and condensate sales	3,258	1,784	83%	9,829	6,412	53%
Other revenues	1,873	1,795	4%	5,232	4,778	10%
Total revenues	53,875	31,076	73%	122,446	89,479	37%
Costs and expenses:
Cost of natural gas and NGLs	2,139	1,247	72%	6,249	4,796	30%
Operation and maintenance	8,488	8,485	—%	26,566	25,268	5%
General and administrative	1,040	529	97%	2,264	2,527	(10%)
Depreciation and amortization	12,199	12,273	(1%)	36,635	36,843	(1%)
Loss on asset sales, net	—	—	*	3	9	(67%)
Long-lived asset impairment	696	—	*	696	—	*
Total costs and expenses	24,562	22,534	9%	72,413	69,443	4%
Add:
Depreciation and amortization	12,199	12,273		36,635	36,843
Adjustments related to MVC shortfall payments	(12,200)	7,259		(1,111)	22,232
Loss on asset sales, net	—	—		3	9
Long-lived asset impairment	696	—		696	—
Segment adjusted EBITDA	$30,008	$28,074	7%	$86,256	$79,120	9%

* Not considered meaningful

Three months ended September 30, 2017. Segment adjusted EBITDA increased $1.9 million compared to the three months ended September 30, 2016 primarily reflecting:

•

a $1.8 million increase, after taking into account the adjustments related to MVC shortfall payments, in gathering services and related fees primarily as a result of volume growth from ongoing drilling and completion activity in addition to a favorable rate mix with certain customers.

Nine months ended September 30, 2017. Segment adjusted EBITDA increased $7.1 million compared to the nine months ended September 30, 2016 primarily reflecting:

•

a $5.8 million increase, after taking into account the adjustments related to MVC shortfall payments, in gathering services and related fees primarily as a result of volume growth from ongoing drilling and completion activity in addition to a favorable rate mix with certain customers.

Other items to note:

•

The adjustments for MVC shortfall payments is primarily driven by the recognition of $19.1 million of gathering services and related fees revenue due to a settlement of shortfall volumes with a certain Piceance/DJ Basins customer, who recently acquired another customer’s Piceance Basin assets. In conjunction with the assignment of the related gathering agreements, the annual MVC shortfall volume measurement and settlement was amended from annually to monthly, effective July 1, 2017. We include the effect of adjustments related to MVC shortfall payments in our definition of segment adjusted EBITDA. As such, the Piceance/DJ Basins segment adjusted EBITDA was not impacted because the revenue recognition was offset by the associated adjustments related to MVC shortfall payments for this customer.

Barnett Shale. The DFW Midstream system provides our midstream services for the Barnett Shale reportable segment.

Volume throughput for our Barnett Shale reportable segment follows.

	Barnett Shale
	Three months ended September 30,			Nine months ended September 30,
	2017	2016	Percentage Change	2017	2016	Percentage Change
Average daily throughput (MMcf/d)	254	305	(17%)	270	329	(18%)

Volume throughput declined compared to the three and nine months ended September 30, 2016 reflecting natural production declines and reduced drilling and completion activity.

Financial data for our Barnett Shale reportable segment follows.

	Barnett Shale
	Three months ended September 30,			Nine months ended September 30,
	2017	2016	Percentage Change	2017	2016	Percentage Change
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$14,154	$17,193	(18%)	$47,235	$55,707	(15%)
Natural gas, NGLs and condensate sales	625	1,979	(68%)	1,956	4,325	(55%)
Other revenues (1)	1,915	318	*	6,149	715	*
Total revenues	16,694	19,490	(14%)	55,340	60,747	(9%)
Costs and expenses:
Operation and maintenance	5,554	6,291	(12%)	17,805	18,782	(5%)
General and administrative	246	280	(12%)	831	829	—%
Depreciation and amortization	3,885	3,921	(1%)	11,711	11,767	—%
Loss on asset sales, net	—	—	*	8	—	*
Long-lived asset impairment	—	1,172	(100%)	—	1,172	(100%)
Total costs and expenses	9,685	11,664	(17%)	30,355	32,550	(7%)
Add:
Depreciation and amortization	3,735	4,043		11,259	12,155
Adjustments related to MVC shortfall payments	94	87		(328)	(406)
Loss on asset sales, net	—	—		8	—
Long-lived asset impairment	—	1,172		—	1,172
Segment adjusted EBITDA	$10,838	$13,128	(17%)	$35,924	$41,118	(13%)

*Not considered meaningful

(1) Includes the amortization expense associated with our favorable and unfavorable gas gathering contracts as reported in other revenues.

Three months ended September 30, 2017. Segment adjusted EBITDA decreased $2.3 million compared to the three months ended September 30, 2016 primarily reflecting:

•	a $3.0 million decrease in gathering services and related fees largely as a result of natural production declines and reduced drilling activity.
•

a $1.6 million increase in other revenues, partially offset by a $1.4 million decrease in natural gas, NGLs and condensate sales, primarily due to electricity expense reimbursements that we began passing through to certain customers beginning in the fourth quarter of 2016.

Nine months ended September 30, 2017. Segment adjusted EBITDA decreased $5.2 million compared to the nine months ended September 30, 2016 primarily reflecting:

•	a $8.5 million decrease in gathering services and related fees largely as a result of natural production declines and reduced drilling activity.
•

a $5.4 million increase in other revenues, partially offset by a $2.4 million decrease in natural gas, NGLs, and condensate sales, primarily due to electricity expense reimbursements that we began passing through to certain customers beginning in the fourth quarter of 2016.

Marcellus Shale. The Mountaineer Midstream system provides our midstream services for the Marcellus Shale reportable segment.

Volume throughput for the Marcellus Shale reportable segment follows.

	Marcellus Shale
	Three months ended September 30,			Nine months ended September 30,
	2017	2016	Percentage Change	2017	2016	Percentage Change
Average daily throughput (MMcf/d)	554	418	33%	490	429	14%

Volume throughput increased compared to the three and nine months ended September 30, 2016 primarily due to increased drilling and completion activity.

Financial data for our Marcellus Shale reportable segment follows.

	Marcellus Shale
	Three months ended September 30,			Nine months ended September 30,
	2017	2016	Percentage Change	2017	2016	Percentage Change
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$8,160	$6,648	23%	$22,429	$19,992	12%
Total revenues	8,160	6,648	23%	22,429	19,992	12%
Costs and expenses:
Operation and maintenance	1,358	1,384	(2%)	4,334	5,140	(16%)
General and administrative	120	118	2%	320	298	7%
Depreciation and amortization	2,268	2,224	2%	6,794	6,665	2%
Total costs and expenses	3,746	3,726	1%	11,448	12,103	(5%)
Add:
Depreciation and amortization	2,268	2,224		6,794	6,665
Segment adjusted EBITDA	$6,682	$5,146	30%	$17,775	$14,554	22%

Three months ended September 30, 2017. Segment adjusted EBITDA increased $1.5 million compared to the three months ended September 30, 2016 primarily reflecting:

•	a $1.5 million increase in gathering services and related fees primarily as a result of higher volumes generated by increased drilling and completion activity.

Nine months ended September 30, 2017. Segment adjusted EBITDA increased $3.2 million compared to the nine months ended September 30, 2016 primarily reflecting:

•	a $2.4 million increase in gathering services and related fees primarily as a result of higher volumes generated by increased drilling and completion activity.
•	a $0.8 million decrease in operation and maintenance expense primarily as a result of expenses incurred during the nine months ended September 30, 2016 associated with repairs to rights-of-way.

Corporate and Other Overview for the Three and Nine Months Ended September 30, 2017 and 2016

Corporate and other represents those results that are not specifically attributable to a reportable segment or that have not been allocated to our reportable segments, including certain general and administrative expense items, natural gas and crude oil marketing services, transaction costs, interest expense, early extinguishment of debt and a change in the Deferred Purchase Price Obligation fair value. Total revenue attributable to Corporate and other is $11.2 million for the three months ended September 30, 2017 and $12.2 million for the nine months ended September 30, 2017 (see Note 3 to the unaudited condensed consolidated financial statements). Other items to note follow.

	Corporate and Other
	Three months ended September 30,			Nine months ended September 30,
	2017	2016	Percentage Change	2017	2016	Percentage Change
	(Dollars in thousands)
Costs and expenses:
General and administrative	11,352	10,823	5%	34,930	31,524	11%
Transaction costs	—	—	*	119	1,296	(91%)
Interest expense (1)	17,614	15,733	12%	51,883	47,650	9%
Early extinguishment of debt (2)	—	—	*	22,020	—	*
Deferred Purchase Price Obligation	(70,499)	6,188	*	(54,674)	31,116	*

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

General and Administrative. General and administrative expense increased compared to the three and nine months ended September 30, 2016 primarily reflecting an increase in salaries and benefits.

Transaction Costs. Transaction costs recognized during the nine months ended September 30, 2016 primarily relate to financial and legal advisory costs associated with the 2016 Drop Down.

Interest Expense. The increase in interest expense compared to the three and nine months ended September 30, 2016 was primarily driven by the interest associated with issuance of the $500.0 million principal 5.75% Senior Notes partially offset by a decrease resulting from the tender and redemption of the $300.0 million principal 7.5% Senior Notes and a decrease in the outstanding portion on the Revolving Credit Facility.

Early Extinguishment of Debt. The early extinguishment of debt recognized during the nine months ended September 30, 2017 was driven by the tender and redemption of the $300.0 million principal 7.5% Senior Notes.

Deferred Purchase Price Obligation. During the third quarter of 2017, we updated the Deferred Purchase Price Obligation based on management’s estimate of forecasted Business Adjusted EBITDA and capital expenditures for the 2016 Drop Down Assets. The revision in these estimates resulted in a decrease in the estimated undiscounted future payment obligation of $136.8 million relative to the estimates as of June 30, 2017. These changes in estimates had a favorable impact on our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2017. The decrease was primarily attributable to lower expected Business Adjusted EBITDA in 2018 and 2019 associated with the 2016 Drop Down Assets partially offset by lower estimated capital expenditures.

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

Capital Markets Activity

Capital markets activity during the nine months ended September 30, 2017 follows.

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

•

In February 2017, we executed a new equity distribution agreement and filed a prospectus and a prospectus supplement with the SEC for the issuance and sale from time to time of SMLP common units having an aggregate offering price of up to $150.0 million. These sales are made (i) pursuant to the terms of the equity distribution agreement between us and the sales agents named therein and (ii) by means of ordinary brokers' transactions at market prices, in block transactions or as otherwise agreed between us and the sales agents. Sales of our common units may be made in negotiated transactions or transactions that are deemed to be at-the-market offerings as defined by SEC rules. During the three months ended September 30, 2017, there were no transactions under the ATM Program. During the nine months ended September 30, 2017, we issued 763,548 units under the ATM Program for aggregate gross proceeds of $17.7 million, and paid approximately $0.2 million as compensation to the sales agents pursuant to the terms of the equity distribution agreement. Our General Partner made capital contributions to maintain its 2% general partner interest in SMLP.

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

Debt

Revolving Credit Facility. We have a $1.25 billion senior secured revolving credit facility. On May 26, 2017, Summit Holdings closed on the Third Amended and Restated Credit Agreement which extended the maturity from November 2018 to May 2022 (see Note 9 to the unaudited condensed consolidated financial statements). As of September 30, 2017, the outstanding balance of the Revolving Credit Facility was $506.0 million and the unused portion totaled $744.0 million. There were no defaults or events of default during the 2017 and, as of September 30, 2017, we were in compliance with the covenants in the Revolving Credit Facility.

Senior Notes. In February 2017, the Co-Issuers co-issued the 5.75% Senior Notes. There were no defaults or events of default during the nine months ended September 30, 2017 on any series of senior notes.

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

The components of the net change in cash and cash equivalents were as follows:

	Nine months ended September 30,
	2017	2016
	(In thousands)
Net cash provided by operating activities	$196,497	$168,705
Net cash used in investing activities	(106,066)	(502,696)
Net cash (used in) provided by financing activities	(94,948)	319,795
Net change in cash and cash equivalents	$(4,517)	$(14,196)

Operating activities. Cash flows from operating activities for the nine months ended September 30, 2017 primarily reflected:

•	$14.7 million of cash receipts due to a settlement of shortfall volumes with a certain Piceance/DJ Basins customer in addition to higher revenues and associated customer payments;
•	a $9.8 million decrease in cash interest payments; and
•	a $5.4 million decrease in distributions from Ohio Gathering.

Investing activities. Cash flows used in investing activities during the nine months ended September 30, 2017 primarily reflected:

•

$86.2 million of capital expenditures primarily attributable to the ongoing development of the Summit Permian and Summit Utica systems as well as the continued development in the Williston Basin and Piceance/DJ Basins segments; and

•	$21.6 million of capital contributions to Ohio Gathering.

Cash flows used in investing activities during the nine months ended September 30, 2016 primarily reflected:

•	$359.4 million consideration paid and recognized in connection with the 2016 Drop Down;
•	$122.7 million of capital expenditures primarily attributable to the ongoing development of the Summit Utica system and Williston Basin segment; and
•	$20.2 million of capital contributions to Ohio Gathering.

Financing activities. Cash flows used in financing activities during the nine months ended September 30, 2017 primarily reflected:

•	$300.0 million paid for the repurchase of the outstanding 7.5% Senior Notes;
•	$142.0 million of net repayments under our Revolving Credit Facility;
•	$134.1 million of distributions paid;
•	$17.9 million paid for the redemption and call premiums on the 7.5% Senior Notes; and
•	$500.0 million of borrowings from the issuance of 5.75% Senior Notes.

Cash flows provided by financing activities during the nine months ended September 30, 2016 primarily reflected:

•	$301.0 million of net borrowings under our Revolving Credit Facility, of which, $360.0 was borrowed to fund the 2016 Drop Down; and
•	$126.1 million of net proceeds from the issuance of common units in September 2016, all of which were used to pay down the revolving credit facility; and
•	$123.1 million of distributions paid.

Contractual Obligations Update

In March 2016, we borrowed an additional $360.0 million under our Revolving Credit Facility and recognized a liability of $507.4 million for the Deferred Purchase Price Obligation, both in connection with the 2016 Drop Down. The Deferred Purchase Price Obligation is due no later than December 31, 2020 and is currently expected to be $656.5 million based on information available as of September 30, 2017. There are no cash interest payments associated with the Deferred Purchase Price Obligation.

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

For the nine months ended September 30, 2017, cash paid for capital expenditures totaled $86.2 million (see Note 3 to the unaudited condensed consolidated financial statements) which included $11.6 million of maintenance capital expenditures. For the nine months ended September 30, 2017, contributions to equity method investees totaled $21.6 million (see Note 7 to the unaudited condensed consolidated financial statements).

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of or during the nine months ended September 30, 2017.

Critical Accounting Estimates

We prepare our financial statements in accordance with GAAP. These principles are established by the FASB. We employ methods, estimates and assumptions based on currently available information when recording transactions resulting from business operations. There have been no changes to our significant accounting policies since December 31, 2016.

The estimates that we deem to be most critical to an understanding of our financial position and results of operations are those related to determination of fair value and recognition of deferred revenue. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management's analyses and judgments. Subsequent experience or use of other methods, estimates or assumptions could produce significantly different results. There have been no changes in the accounting methodology for items that we have identified as critical accounting estimates and no updates or additions to critical accounting estimates during the nine months ended September 30, 2017.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our current interest rate risk exposure is largely related to our debt portfolio. As of September 30, 2017, we had $800.0 million principal of fixed-rate Senior Notes and $506.0 million outstanding under our variable rate Revolving Credit Facility (see Note 9 to the unaudited condensed consolidated financial statements). While existing fixed-rate debt mitigates the downside impact of fluctuations in interest rates, future issuances of long-term debt could be impacted by increases in interest rates, which could result in higher overall interest costs. In addition, the borrowings under our Revolving Credit Facility, which have a variable interest rate, also expose us to the risk of increasing interest rates. Our current interest rate risk exposure has not changed materially since December 31, 2016. For additional information, see the "Interest Rate Risk" section included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the 2016 Annual Report.

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

Item 4. Controls and Procedures.

Under the direction of our General Partner's Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of September 30, 2017 and (ii) no change in internal control over financial reporting occurred during the quarter ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

3.4		Certificate of Formation of Summit Midstream GP, LLC (Incorporated herein by reference to Exhibit 3.4 to SMLP's Form S-1 Registration Statement dated August 21, 2012 (Commission File No. 333-183466))
10.1	†

Amendment No. 1 to Second Amended and Restated Employment Agreement by and between Summit Midstream Partners, LLC and Steve Newby, effective August 4, 2017 (Incorporated herein by reference to Exhibit 10.1 to SMLP's Form 8-K filed August 8, 2017 (Commission File No. 001-35666))

10.2	†

Amendment No. 1 to Employment Agreement by and between Summit Midstream Partners, LLC and Leonard Mallett, effective August 4, 2017 (Incorporated herein by reference to Exhibit 10.2 to SMLP's Form 8-K filed August 8, 2017 (Commission File No. 001-35666))

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

† Management contract or compensatory plan or arrangement that is being filed as an exhibit pursuant to Item 9.01(d) of this report.

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

(1) Includes the following materials contained in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Partners' Capital, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Summit Midstream Partners, LP

(Registrant)

By: Summit Midstream GP, LLC (its General Partner)

November 3, 2017	/s/ Matthew S. Harrison

Matthew S. Harrison, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)