Form 10-K
period 2017-12-31
Summit Midstream Partners, LP
filed 2018-02-26
CIK 1549922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒    Yes      ☐    No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act.

☐    Yes      ☒    No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒    Yes      ☐    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒    Yes      ☐    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common units held by non-affiliates of the registrant as of June 30, 2017, was $928,653,216.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The registrant had 73,085,996 common units and 1,490,999 general partner units outstanding at February 16, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

None

ORGANIZATIONAL CHART

COMMONLY USED OR DEFINED TERMS

2014 SRS

the Partnership's shelf registration statement initially filed with the SEC in July 2014 and amended in February 2017 which registered an indeterminate amount of common units, debt securities and guarantees (superseded by the 2017 SRS)

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

    Investments and affiliates of the Sponsor

2017 SRS

the Partnership's automatic shelf registration statement of well-known seasoned issuers filed with the SEC in July 2017 which registered an indeterminate amount of common units, preferred units, debt securities and guarantees and subsequently amended in November 2017

5.5% Senior Notes	Summit Holdings' and Finance Corp.’s 5.5% senior unsecured notes due August 2022
7.5% Senior Notes	Summit Holdings' and Finance Corp.’s 7.5% senior unsecured notes redeemed in March 2017
5.75% Senior Notes	Summit Holdings' and Finance Corp.’s 5.75% senior unsecured notes due April 2025
AMI	area of mutual interest; AMIs require that any production from wells drilled by our customers within the AMI be shipped on and/or processed by our gathering systems
associated natural gas	a form of natural gas which is found with deposits of petroleum, either dissolved in the oil or as a free gas cap above the oil in the reservoir
ASU	Accounting Standards Update
Audit Committee	the audit committee of the board of directors of our General Partner
Bbl	one barrel; used for crude oil and produced water and equivalent to 42 U.S. gallons
Bcf	one billion cubic feet
Bcfe/d	the equivalent of one billion cubic feet per day; generally calculated when liquids are converted into gas; determined using a ratio of six thousand cubic feet of natural gas to one barrel of liquids
Bison Midstream	Bison Midstream, LLC
Board of Directors	the board of directors of our General Partner
CAA	Clean Air Act
CEA	Commodity Exchange Act
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act
CFTC	Commodity Futures Trading Commission
Compensation Committee	the compensation committee of the board of directors of our General Partner
Compensation Consultant	BDO USA, L.L.P.
condensate	a natural gas liquid with a low vapor pressure, mainly composed of propane, butane, pentane and heavier hydrocarbon fractions
Conflicts Committee	the conflicts committee of the board of directors of our General Partner
CWA	Clean Water Act
Deferred Purchase Price Obligation	the deferred payment liability recognized in connection with the 2016 Drop Down
DFW Midstream	DFW Midstream Services LLC
DJ Basin	Denver-Julesburg Basin
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
DOT	U.S. Department of Transportation
dry gas	natural gas primarily composed of methane where heavy hydrocarbons and water either do not exist or have been removed through processing or treating
Energy Capital Partners	Energy Capital Partners II, LLC and its parallel and co-investment funds; also known as the Sponsor

EPA	Environmental Protection Agency
Epping	Epping Transmission Company, LLC
EPU	earnings or loss per unit
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Finance Corp.	Summit Midstream Finance Corp.
FTC	Federal Trade Commission
GAAP	accounting principles generally accepted in the United States of America
General Partner	Summit Midstream GP, LLC
GHG	greenhouse gas(es)
Grand River	Grand River Gathering, LLC
hub	geographic location of a storage facility and multiple pipeline interconnections
ICA	Interstate Commerce Act
IDR	incentive distribution rights
IPO	initial public offering
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
Mbbl/d	one thousand barrels per day
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
Meadowlark Midstream	Meadowlark Midstream Company, LLC
MMcf/d	one million cubic feet per day
Mountaineer Midstream	Mountaineer Midstream gathering system
MQD	minimum quarterly distribution
MVC	minimum volume commitment
NAAQS	national ambient air quality standard
NEPA	National Environmental Policy Act
NGA	Natural Gas Act
NGL

natural gas liquids; the combination of ethane, propane, normal butane, iso-butane and natural gasolines that when removed from unprocessed natural gas streams become liquid under various levels of higher pressure and lower temperature

NGPA	Natural Gas Policy Act of 1978
Niobrara G&P	Niobrara Gathering and Processing system
NYSE	New York Stock Exchange
OCC	Ohio Condensate Company, L.L.C.
OGC	Ohio Gathering Company, L.L.C.
Ohio Gathering	Ohio Gathering Company, L.L.C. and Ohio Condensate Company, L.L.C.
OPA	Oil Pollution Control Act
OpCo	Summit Midstream OpCo, LP
PHMSA	Pipeline and Hazardous Materials Safety Administration
play	a proven geological formation that contains commercial amounts of hydrocarbons
Permian Finance	Summit Midstream Permian Finance, LLC
Polar and Divide	the Polar and Divide system; collectively Polar Midstream and Epping
Polar and Divide Drop Down	the Partnership's May 18, 2015 acquisition of all of the issued and outstanding membership interests in Polar Midstream and Epping from SMP Holdings
Polar Midstream	Polar Midstream, LLC
produced water	water from underground geologic formations that is a by-product of natural gas and crude oil production
PSD	Prevention of Significant Deterioration
RCRA	Resource Conservation and Recovery Act
Red Rock Drop Down	the Partnership's March 18, 2014 acquisition of all of the issued and outstanding membership interests in Red Rock Gathering from SMP Holdings
Red Rock Gathering	Red Rock Gathering Company, LLC
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

shortfall payment	the payment received from a counterparty when its volume throughput does not meet its MVC for the applicable period
SMLP	Summit Midstream Partners, LP
SMLP LTIP	SMLP Long-Term Incentive Plan
SMP Holdings	Summit Midstream Partners Holdings, LLC
SPCC	Spill Prevention Control and Countermeasure
Sponsor	Energy Capital Partners II, LLC and its parallel and co-investment funds; also known as Energy Capital Partners
Summit Holdings	Summit Midstream Holdings, LLC
Summit Investments	Summit Midstream Partners, LLC
Summit Niobrara	Summit Midstream Niobrara, LLC
Summit Marketing	Summit Midstream Marketing, LLC
Summit Permian	Summit Midstream Permian, LLC
Summit Utica	Summit Midstream Utica, LLC
the Company	Summit Midstream Partners, LLC and its subsidiaries
the Partnership	Summit Midstream Partners, LP and its subsidiaries
throughput volume	the volume of natural gas, crude oil or produced water transported or passing through a pipeline, plant or other facility during a particular period; also referred to as volume throughput
Tioga Midstream	Tioga Midstream, LLC
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

PART I

Item 1. Business.

SMLP is a Delaware limited partnership that completed its IPO in October 2012. References to "we" or "our" refer collectively to SMLP and its subsidiaries. For additional information, see Note 1 to the consolidated financial statements.

Item 1. Business is divided into the following sections:

•	Overview
•	Business Strategies
•	Competitive Strengths
•	Our Midstream Assets
•	Regulation of the Natural Gas and Crude Oil Industries
•	Environmental Matters
•	Other Information

Overview

We are a growth-oriented limited partnership focused on developing, owning and operating midstream energy infrastructure assets that are strategically located in the core producing areas of unconventional resource basins, primarily shale formations, in the continental United States. Our systems gather natural gas from pad sites, wells and central receipt points connected to our systems. Gathered natural gas volumes are then compressed, dehydrated, treated and/or processed for delivery to downstream pipelines serving processing plants and/or end users. We also contract with producers to gather crude oil and produced water from wells connected to our systems for delivery to downstream pipelines and third-party rail terminals in the case of crude oil and to third-party disposal wells in the case of produced water. We generally refer to all of the services our systems provide as gathering services.

We are the owner-operator of, or have significant ownership interests in, the following gathering systems:

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

The systems that we operate and/or have a significant ownership interests in have a diverse group of customers and counterparties comprising affiliates and/or subsidiaries of some of the largest natural gas and crude oil producers in North America. Key customers are as follows:

•	XTO Energy Inc. ("XTO") and Ascent, the key customers for Summit Utica;
•	Gulfport Energy Corporation ("Gulfport") and Ascent Resources - Utica, LLC ("Ascent"), the key customers for Ohio Gathering;
•	Whiting Petroleum Corp. ("Whiting") and SM Energy Company ("SM Energy"), the key customers for Polar and Divide;
•	Hess Corp. ("Hess"), the key customer for Tioga Midstream;
•	Oasis Petroleum, Inc. ("Oasis") and a large U.S. independent crude oil and natural gas company, the key customers for Bison Midstream;
•	Caerus Oil & Gas LLC ("Caerus") and Terra Energy Partners LLC ("Terra"), the key customers for Grand River;
•	Fifth Creek Energy Operating Company, LLC ("Fifth Creek") and a large U.S. independent crude oil and natural gas company, the key customers for Niobrara G&P;
•	Total Gas & Power North America, Inc. ("Total"), the key customer for DFW Midstream;
•	Antero Resources Corp. ("Antero"), the key customer for Mountaineer Midstream; and
•	XTO, the key customer of Summit Permian, which is currently under development.

We believe that the systems we operate and/or have significant ownership interests in are positioned for growth through increased utilization and further development. We intend to continue expanding our operations and diversifying our geographic footprint through asset acquisitions from third parties. We also intend to grow our business through the execution of new, and the expansion of existing, strategic partnerships with large producers to provide midstream services for their upstream exploration and production projects. In addition, we may participate in asset acquisitions with Summit Investments, although (i) Summit Investments has no current direct ownership interest in any operating assets, (ii) Summit Investments has no obligation to us to offer any assets that it may acquire or participate in any asset acquisitions that we may make and (iii) we have no obligation to acquire any assets offered.

Our financial results are primarily driven by volume throughput across our gathering systems and expense management. During 2017, aggregate natural gas volume throughput averaged 1,748 MMcf/d and crude oil and produced water volume throughput averaged 75.2 Mbbl/d. A substantial majority of the volumes that we gather, treat and/or process have a fixed-fee rate structure thereby enhancing the stability of our cash flows by providing a revenue stream that is not directly subject to commodity price risk. Activities that expose us to direct commodity price risk include (i) the sale of physical natural gas and/or NGLs purchased under percentage-of-proceeds arrangements with certain of our customers on the Bison Midstream and Grand River systems, (ii) natural gas and crude oil marketing services in and around our gathering systems, (iii) the sale of natural gas we retain from certain DFW Midstream system customers and (iv) the sale of condensate we retain from our gathering services at Grand River. During the year ended December 31, 2017, less than 14% of our revenues were exposed to direct commodity price risk.

In addition, the vast majority of our gathering and/or processing agreements include AMIs. Our AMIs cover approximately 3.3 million acres in the aggregate, which includes more than 0.8 million acres in Ohio Gathering. Certain of our gathering and processing agreements also include MVCs. To the extent the customer does not meet its MVC, it must make an MVC shortfall payment to cover the shortfall of required volume throughput not shipped or processed, either on a monthly, quarterly or annual basis. We have designed our MVC provisions to ensure that we will generate a certain amount of revenue from each customer over the life of the associated gathering or processing agreement, whether by collecting gathering or processing fees on actual throughput or from cash payments to cover any MVC shortfall. As of December 31, 2017, we had remaining MVCs totaling 2.6 Tcfe. Our MVCs have a weighted-average remaining life of 7.4 years (assuming minimum throughput volume for the remainder of the term) and average approximately 1.0 Bcfe/d through 2022.

We use a variety of financial and operational metrics to analyze our performance, including among others, throughput volume, revenues, operation and maintenance expenses and segment adjusted EBITDA. We view each of these operational and/or GAAP metrics as important factors in evaluating our profitability and determining the amounts of cash distributions we pay to our unitholders.

For additional information on our results of operations, see Item 6. Selected Financial Data and the "Results of Operations" section included in the Item 7. MD&A.

Financial Information About Segments.  As of December 31, 2017, our reportable segments and their respective gathering systems were:

•	the Utica Shale, which is served by Summit Utica;
•	Ohio Gathering, which includes our ownership interest in OGC and OCC;
•	the Williston Basin, which includes Polar and Divide, Tioga Midstream and Bison Midstream;
•	the Piceance/DJ Basins, which includes Grand River and Niobrara G&P;
•	the Barnett Shale, which includes DFW Midstream; and
•	the Marcellus Shale, which includes Mountaineer Midstream;

Our reportable segments reflect the way in which (i) we manage our operations and (ii) management uses the reported financial information to make decisions and allocate resources in connection therewith. The primary assets of our reportable segments consist of gathering systems and the related property, plant and equipment and intangible assets with the exception of the Ohio Gathering reportable segment, which holds our ownership interest in OGC and OCC.

	Year ended December 31,
	2017	2016	2015
	(In thousands)
Property, plant and equipment, net	$1,795,129	$1,853,671	$1,812,783
Intangible assets, net	301,345	421,452	461,310

For additional information on our reportable segments, see the "Results of Operations—Segment Overview for the Years Ended December 31, 2017, 2016 and 2015" section included in the Item 7. MD&A and Note 3 to the consolidated financial statements. For additional information on revenue and accounts receivable concentrations, see the "Liquidity and Capital Resources—Credit and Counterparty Concentration Risks" section included in Item 7. MD&A and Notes 3 and 10 to the consolidated financial statements. For additional information on long-lived assets, see Notes 4 and 5 to the consolidated financial statements.

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

In December 2015, Energy Capital Partners approved a unit purchase program of up to $100.0 million of SMLP common units (the "Purchase Program"). A wholly owned subsidiary of Summit Investments acquired 151,160 common units and Energy Capital Partners acquired 5,915,827 common units under the Purchase Program. The Purchase Program concluded in June 2016.

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

•

Diversifying our asset base by expanding our midstream service offerings to new geographic areas.  Our gathering operations in the Utica, Bakken, Barnett and Marcellus shale plays and the Piceance and DJ basins currently represent our core business. We intend to pursue opportunities to diversify our operations into other geographic regions through both greenfield development projects and acquisitions from third parties. For example, in the third quarter of 2017, we began developing Summit Permian, an associated natural gas gathering and processing system, in the northern Delaware Basin in southeastern New Mexico.

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

Competitive Strengths

We believe that we will be able to execute the components of our principal business strategy successfully because of the following competitive strengths:

•

Strategically located assets in core areas of prolific unconventional resource basins supported by partnerships with large producers.  We believe our assets are strategically positioned within the core areas of six established unconventional resource basins including Summit Permian currently under development. The geologic formations in the basins served by our assets have either relatively low drilling and completion costs, highly economic production profiles, or a combination of both, which incentivize producers to develop more actively than in more marginal areas.
•

Fee-based revenues underpinned by long-term contracts with AMIs and MVCs.  A substantial majority of our revenues for the year ended December 31, 2017 was generated under long-term and fee-based gathering and processing agreements. We believe that long-term, fee-based gathering and processing agreements enhance the stability of our cash flows by limiting our direct commodity price exposure.

•

Capital structure and financial flexibility.  At December 31, 2017, we had $1.06 billion of total indebtedness outstanding (see Notes 1, 2 and 9 to the consolidated financial statements), and the unused portion of our $1.25 billion Revolving Credit Facility totaled $989.0 million. Under the terms of our Revolving Credit Facility, our total leverage ratio (total net indebtedness to consolidated trailing 12-month EBITDA, as defined in the credit agreement) was 3.62 to 1.0 at December 31, 2017, which compares with the total leverage ratio upper limit of not more than 5.5 to 1.0 (as defined in the credit agreement).

•

Relationship with a large and committed financial sponsor.  Our Sponsor is an experienced energy investor with a proven track record of making substantial, long-term investments in high-quality energy assets. In addition to its direct investment in Summit Investments, Energy Capital Partners purchased our common units in open market transactions commencing in December 2015 and concluding in June 2016.  We believe that the relationship with and support of our Sponsor is a competitive advantage as it brings not only significant financial and management experience, but also numerous relationships throughout the energy industry that we believe will continue to benefit us as we seek to grow our business.

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

Our Midstream Assets

Our midstream assets, including assets in which we have a significant ownership interest, currently operate in the following unconventional resource plays:

•	the Utica Shale, which is Summit Utica;
•	Ohio Gathering, which includes our ownership interest in OGC and OCC;
•	the Williston Basin, which is served by Polar and Divide, Tioga Midstream and Bison Midstream;
•	the Piceance/DJ Basins, which is served by Grand River and Niobrara G&P;
•	the Barnett Shale, which is served by DFW Midstream;
•	the Marcellus Shale, which is served by Mountaineer Midstream; and
•	the Delaware Basin, which is currently under development and will be served by Summit Permian.

We compete with other midstream companies, producers and intrastate and interstate pipelines. Competition for volumes is primarily based on reputation, commercial terms, service levels, access to end-use markets, geographic proximity of existing assets to a producer's acreage and available capacity. We may also face competition to gather production outside of our AMIs and attract producer volumes to our gathering systems. Additionally, we could face incremental competition to the extent we make acquisitions.

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

Areas of Mutual Interest.  The vast majority of our gathering and processing agreements contain AMIs, some of which extend through 2036. The AMIs generally require that any production by our customers within the AMIs will be shipped on and/or processed by our systems. In general, our customers have not leased acreage that cover our entire AMIs but, to the extent that they lease additional acreage within our AMIs in the future, any production from wells drilled by them within that AMI will be dedicated to our systems.

Under certain of our gathering agreements, we have agreed to construct pipeline laterals to connect our gathering systems to pad sites located within the AMI. However, we may choose not to participate in a pad connection opportunity presented by a customer if we believe that the project would not meet our internal return expectations. Under this scenario, the customer may, in certain circumstances, construct the infrastructure itself and sell it to us at a price equal to their cost plus an applicable margin, or, in some cases, we may release the relevant acreage dedication from the AMI.

Minimum Volume Commitments.  Certain of our gathering and/or processing agreements contain MVCs, which, like AMIs, benefit the development and ongoing operation of a gathering system because they provide a contracted monthly, quarterly or annual minimum revenue stream. As of December 31, 2017, we had remaining MVCs totaling 2.6 Tcfe. Our MVCs, had a weighted-average remaining life of 7.4 years (assuming minimum throughput volume for the remainder of the term) and average approximately 1.0 Bcfe/d through 2022. In addition, certain of our customers have an aggregate MVC, which is a total amount of volume throughput that the customer has agreed to ship and/or process on our systems (or an equivalent monetary amount) over the MVC term. In these cases, once a customer achieves its aggregate MVC, any remaining future MVCs will terminate and the customer will then simply pay the applicable gathering or processing rate multiplied by the actual throughput volumes shipped or processed. As a result of this mechanism, the weighted-average remaining period for which our MVCs apply is less than the weighted-average of the original stated contract terms of our MVCs.

For additional information on our MVCs, see the "Critical Accounting Estimates" section in MD&A and Notes 2 and 8 to the consolidated financial statements.

Utica Shale

Summit Utica.  In March 2016, we acquired certain natural gas gathering pipeline and dehydration assets in the Utica Shale from a subsidiary of Summit Investments. We refer to these assets as the Summit Utica system. The Summit Utica system is a natural gas gathering system located in the Appalachian Basin in Belmont and Monroe counties in southeastern Ohio and serves producers targeting the dry gas window of the Utica and Point Pleasant shale formations. The system, which includes XTO and Ascent as its key customers, is currently in service and under development and had throughput capacity of 600 MMcf/d as of December 31, 2017. The Summit Utica system gathers and delivers natural gas, primarily under long-term, fee-based gathering agreements which include acreage dedications. The system interconnects with Energy Transfer Partners, L.P.’s ("Energy Transfer Partners") Utica Ohio River Pipeline, which delivers to the Clarington Hub in Clarington, Ohio. The Summit Utica system currently provides natural gas midstream services for the Utica Shale reportable segment.

Ohio Gathering

Ohio Gathering.  In March 2016, we acquired substantially all of a 40% ownership interest in Ohio Gathering from a subsidiary of Summit Investments. Non-affiliated owners have a 60% ownership interest in Ohio Gathering. Ohio Gathering comprises a natural gas gathering system and condensate stabilization facility located in the core of the Utica Shale in southeastern Ohio. The gathering system spans the condensate, liquids-rich and dry gas windows of the Utica Shale for multiple producers that are targeting natural gas, condensate and NGLs production from the Utica and Point Pleasant shale formations across Harrison, Guernsey, Belmont, Noble and Monroe counties in southeastern Ohio. Gulfport and Ascent are Ohio Gathering's key customers. Condensate and liquids-rich gas production is gathered, compressed, dehydrated and delivered to the Cadiz and Seneca processing complexes, which are owned by a joint venture between MPLX LP (“MPLX”) and The Energy and Minerals Group (“EMG”). Dry gas production is gathered, compressed, dehydrated and delivered to a downstream interconnect with Texas Eastern Transmission, or TETCO, and another third-party pipeline, which provides access to other third-party pipelines serving the northeast and mid-west markets. Substantially all gathering services on the Ohio Gathering system are provided pursuant to long-term, fee-based gathering agreements.

The condensate stabilization facility commenced operations in February 2015. Condensate stabilization allows for producers to capture the NGLs that would otherwise flash from condensate in atmospheric conditions. As one of the largest stabilization facilities in the Utica Shale, this facility serves as the origination point for MPLX’s Cornerstone Pipeline which delivers condensate to Marathon Petroleum’s refinery in Canton, Ohio.

For additional information, see Note 7 to the consolidated financial statements.

Williston Basin

The following table provides operating information regarding our Williston Basin reportable segment as of December 31, 2017.

	Aggregate throughput capacity - liquids (Mbbl/d)	Aggregate throughput capacity - natural gas (MMcf/d)	Average daily MVCs through 2022 (MMcfe/d) (1)	Remaining MVCs (Bcfe) (1)	Weighted-average remaining contract life (Years) (1)(2)
Williston Basin	300	46	99	181	4.0

__________

(1) Contract terms related to MVCs are presented for liquids and natural gas on a combined basis.

(2) Weighted average based on total remaining MVC (total remaining MVCs multiplied by average rate).

AMIs for the Williston Basin reportable segment total approximately 1.3 million acres in the aggregate.

Polar and Divide.  In May 2015, we acquired certain crude oil and produced water gathering systems in the Williston Basin from a subsidiary of Summit Investments. Subsequent to this acquisition, we have developed and commissioned additional gathering and transmission pipelines. In connection with the 2016 Drop Down, we also acquired crude oil and produced water gathering pipelines. We refer to these assets, which commenced operations in the second quarter of 2013, as the Polar and Divide system. The Polar and Divide system, which is located primarily in Williams and Divide counties in northwestern North Dakota, owns, operates and is currently developing crude oil and produced water gathering systems and transmission pipelines serving the Bakken and Three Forks shale formations.

The Polar and Divide system is underpinned by two long-term, fee-based gathering agreements with Whiting and SM Energy. In addition to Whiting and SM Energy, the Polar and Divide system is also supported by other long-term, fee-based gathering agreements.

Crude oil that is gathered by the Polar and Divide system is primarily delivered to The Dakota Access Pipeline and produced water is delivered to third-party disposal facilities. The Polar and Divide system also has interconnects into Crestwood Equity Partners LP's COLT Hub rail facility in Epping, North Dakota, Enbridge’s North Dakota Pipeline System in Williams County, North Dakota and Global Partners LP's Basin Transload rail terminal in Columbus, North Dakota. The Polar and Divide system currently provides crude oil and produced water midstream services for the Williston Basin reportable segment.

Tioga Midstream.  In March 2016, we acquired certain associated natural gas, crude oil and produced water gathering systems in the Williston Basin from a subsidiary of Summit Investments. We refer to these assets, which commenced natural gas operations in the fourth quarter of 2014 and liquids operations in the third quarter of 2015, as the Tioga Midstream system. The Tioga Midstream system is located in Williams County, North Dakota. All gathering services on the Tioga Midstream system are provided pursuant to long-term, fee-based gathering agreements with Hess, which is primarily targeting crude oil production from the Bakken and Three Forks shale formations. The gathering agreements include an annual rate redetermination mechanism which effectively serves to protect future cash flows by resetting the gathering rate upward from pre-established base gathering rates in the event that Hess under performs from certain pre-established minimum production thresholds. The annual rate redeterminations can also reset the gathering rate lower in the event that Hess exceeds the minimum production threshold. All crude oil, produced water and natural gas gathered on the Tioga Midstream system is delivered to downstream pipelines and disposal wells (for produced water) that are owned and operated by Hess Midstream Partners LP. The Tioga Midstream system currently provides associated natural gas, crude oil and produced water midstream services for the Williston Basin reportable segment.

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

Our gathering agreements for the Bison Midstream system include long-term, fee-based or percent-of-proceeds contracts. Volume throughput on the Bison Midstream system is underpinned by MVCs from its key customers. In addition to its percent-of-proceeds gathering agreement with Oasis and its fee-based gathering agreement with a large U.S. independent crude oil and natural gas company, the Bison Midstream system is also supported by other fee-based gathering agreements. Natural gas gathered on the Bison Midstream system is delivered to Aux Sable Midstream LLC's (“Aux Sable”) Palermo Conditioning Plant in Palermo, North Dakota and then delivered to downstream pipelines serving Aux Sable’s 2.1 Bcf/d natural gas processing plant in Channahon, Illinois. The Bison Midstream system currently provides associated natural gas midstream services for the Williston Basin reportable segment.

Piceance/DJ Basins

The following table provides operating information regarding our Piceance/DJ Basins reportable segment as of December 31, 2017.

	Aggregate throughput capacity (MMcf/d)	Average daily MVCs through 2022 (MMcf/d)	Remaining MVCs (Bcf)	Weighted-average remaining contract life (Years) (1)
Piceance/DJ Basins	1,282	561	1,345	7.5

__________

(1) Weighted average based on total remaining MVC (total remaining MVCs multiplied by average rate).

AMIs for the Piceance/DJ Basins reportable segment total approximately 840,000 acres in the aggregate.

Grand River.  In 2011, we acquired certain natural gas gathering pipeline, dehydration and compression assets in the Piceance Basin from a third party. We refer to these assets as the Grand River system. The Grand River system is primarily located in Garfield County, one of the largest natural gas producing counties in Colorado. It gathers natural gas produced from the Mesaverde formation and the Mancos and Niobrara shale formations located within the Piceance Basin.

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

The Grand River system has multiple long-term, fee-based gathering agreements with Caerus as well as fee-based agreements with Terra, Black Hills Exploration and Production, Inc. ("Black Hills") and Ursa Resources Group II LLC (“Ursa”) which include long-term acreage dedications and MVCs. Certain of the Grand River system's other gathering and processing agreements include MVCs and AMIs.

In 2015, we executed an expansion agreement with a wholly owned subsidiary of Ursa to provide additional throughput capacity in exchange for new MVCs. In connection with the Black Hills gathering agreement, in March 2014 we commissioned a 20 MMcf/d cryogenic processing plant and related gas gathering infrastructure in the DeBeque, Colorado area to support Black Hills' development of its acreage targeting the liquids-rich Mancos and Niobrara formations. In connection with the Terra gathering agreement, we agreed to expand our gathering and compression services by constructing gas gathering infrastructure in the Rifle, Colorado area.

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

Niobrara G&P.  In March 2016, we acquired certain associated natural gas gathering pipeline, compression and processing assets in the DJ Basin from a subsidiary of Summit Investments. We refer to these assets as the Niobrara G&P system. The system, which is located in Weld County, Colorado, comprises a low-pressure and high-pressure associated natural gas gathering pipeline and cryogenic natural gas processing plant with processing capacity of 20 MMcf/d pursuant to a long-term, fee-based gathering and processing agreement with Fifth Creek and a large U.S. independent crude oil and natural gas company. In December 2017, Fifth Creek announced a merger with Bill Barrett which is expected to close in the first quarter of 2018. In November 2017, we announced the expansion of our existing 20 MMcf/d gathering and processing complex with the addition of a new 60 MMcf/d processing plant. We expect the new 60 MMcf/d processing plant to become operational in the fourth quarter of 2018. Residue gas is delivered to the Colorado Interstate Gas pipeline and processed NGLs are delivered to the Overland Pass Pipeline. The Niobrara G&P system currently provides midstream services for the Piceance/DJ Basins reportable segment.

Barnett Shale

The following table provides operating information regarding our Barnett Shale reportable segment as of December 31, 2017.

	Throughput capacity (MMcf/d)	Average daily MVCs through 2022 (MMcf/d)	Remaining MVCs (Bcf)	Weighted-average remaining contract life (Years) (1)
Barnett Shale	480	2	3	0.8

__________

(1) Weighted average based on total remaining MVC (total remaining MVCs multiplied by average rate).

AMIs for the Barnett Shale reportable segment total more than 120,000 acres.

DFW Midstream.  In 2009 and 2014, we acquired certain natural gas gathering pipeline and compression assets in the Barnett Shale from third parties. We refer to these assets as the DFW Midstream system. The DFW Midstream system is primarily located in southeastern Tarrant County, in north-central Texas. As the largest natural gas-producing county in Texas, we consider this area to be the core of the core of the Barnett Shale because of the quality of the geology and the high production profile of the wells drilled to date. Based on peak month average daily production rates sourced from the Railroad Commission of Texas as of December 2017, this area contains the most prolific wells in the Barnett Shale. For example, the two largest and five of the 10 largest wells drilled in the Barnett Shale are connected to the DFW Midstream system.

The DFW Midstream system includes gathering pipelines located under both private and public property and is partially located along existing electric transmission corridors. Compression on the system is powered by electricity. To offset the costs we incur to operate the system's electric-drive compressors, we either retain a fixed percentage of the natural gas that we gather or pass through a portion of the power expense to our customers. The DFW Midstream system currently has six primary interconnections with third-party, primarily intrastate pipelines. These interconnections enable us to connect our customers, directly or indirectly, with the major natural gas market hubs in Texas and Louisiana.

The DFW Midstream system is underpinned by a long-term, fee-based gathering agreement with Total and by other long-term, fee-based gathering agreements. The DFW Midstream system is designed to benefit from incremental volumes arising from high-density, infill drilling on existing pad sites that are already connected to the gathering system and, as such, would not require significant additional capital expenditures. Development of the DFW Midstream system has enabled our customers to efficiently produce natural gas by utilizing horizontal drilling techniques from pad sites already connected in our AMIs. Given the urban nature of southeastern Tarrant County, we expect that the majority of future natural gas drilling in this area will occur from existing pad site locations. The DFW Midstream system currently provides midstream services for the Barnett Shale reportable segment.

Marcellus Shale

The following table provides operating information regarding our Marcellus Shale reportable segment as of December 31, 2017.

Throughput capacity (MMcf/d)
Marcellus Shale (1)	1,050

__________

(1) Contract terms related to AMIs and MVCs are excluded for confidentiality purposes.

Mountaineer Midstream.  In June 2013, we acquired certain high-pressure natural gas gathering pipelines and compression assets located in the liquids-rich window of the Marcellus Shale Play from an affiliate of MarkWest Energy Partners, L.P. (“MarkWest,” which was acquired by MPLX). We refer to these assets as the Mountaineer Midstream system. This system, which operates in the Appalachian Basin, benefits from its location in Doddridge and Harrison counties in West Virginia where it gathers natural gas under a long-term, fee-based contract with Antero. The Mountaineer Midstream system consists of high-pressure natural gas gathering pipelines and two compressor stations. This liquids-rich natural gas gathering and compression system serves as a critical inlet to MPLX's Sherwood Processing Complex, a primary destination for liquids-rich natural gas in northern West Virginia, which provides downstream access to Midwest, mid-Atlantic and northeast regions of the United States.

In November 2013, we amended our original fee-based natural gas gathering agreement with Antero whereby we agreed to construct approximately nine miles of high-pressure pipeline on the Mountaineer Midstream system (the "Zinnia Loop"). The Zinnia Loop, which was commissioned in 2014, is underpinned by a minimum revenue commitment from Antero and increased throughput capacity to 1,050 MMcf/d to support Antero's drilling activities. The Mountaineer Midstream system currently provides midstream services for the Marcellus Shale reportable segment.

Delaware Basin

Summit Permian.  In July 2017, we executed an agreement with XTO to develop, own and operate a new associated natural gas gathering and processing system servicing acreage located in the northern Delaware Basin in Eddy and Lea counties in New Mexico. We are in the process of constructing a gathering and processing system with high and low pressure gathering and discharge pipelines, two compressor stations and a cryogenic processing plant with 60 MMcf/d of processing capacity. Our processing complex will have the ability to be expanded to over 600 MMcf/d of processing capacity, as warranted, to meet customer needs. We expect to process production from XTO and other nearby producers. The initial phase of the project is expected to be operational on or before June 1, 2018.

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

Regulation of the Gathering and Transportation of Natural Gas and Crude Oil.  We believe that the majority of our natural gas pipeline facilities qualify as gathering facilities that are exempt from the jurisdiction of FERC. On February 1, 2016, Epping's FERC tariff for interstate movements of crude oil on its Epping Pipeline in North Dakota became effective. That tariff is subject to FERC jurisdiction and oversight pursuant to FERC's authority under the ICA. We are also generally subject to FERC's anti-market manipulation regulations. The distinction between federally unregulated natural gas and crude oil pipelines and FERC-regulated natural gas and crude oil pipelines has been the subject of extensive litigation and changes in the policies and interpretations of laws and regulations. In addition, the status of any individual pipeline system may be determined by FERC on a case-by-case basis, although FERC has made no such determinations as to the status of our facilities. Consequently, the classification and regulation of pipeline systems (including some of our pipelines) could change based on future determinations by FERC or the courts.

Under FERC’s ICA jurisdiction, rates for interstate movements of liquids by pipeline are currently regulated primarily through an annual indexing methodology, under which pipelines increase or decrease their existing rates in accordance with a FERC-specified adjustment. This adjustment is subject to review every five years. For the five-year period beginning on July 1, 2016, FERC established an annual index adjustment equal to the change in the producer price index for finished goods plus 1.23%. FERC is currently considering a policy change that would deny proposed index increases for pipelines under certain circumstances where revenues exceed cost-of-service by a certain percentage or where the proposed index increases exceed certain annual cost changes reported to FERC, although it has not yet made any determinations regarding these proposals.

Under current FERC regulations, liquids pipelines can request a rate increase that exceeds the rate obtained through the indexing methodology by using a cost-of-service approach, but a pipeline must establish that a substantial divergence exists between its actual costs and the rates resulting from the indexing methodology. The rates charged by Epping may also be affected by an ongoing proceeding before FERC that seeks to address whether FERC’s existing policy of allowing partnership-owned pipelines to claim an income-tax allowance for partners’ tax liability results in an impermissible double-recovery, or whether justification exists to continue the current approach. The potential outcome of this proceeding is currently uncertain.

The ICA permits interested persons to challenge proposed new or changed rates and authorizes FERC to suspend the effectiveness of such rates for up to seven months and investigate such rates. If, upon completion of an investigation, FERC finds that the new or changed rate is unlawful, it is authorized to require the pipeline to refund revenues collected in excess of the just and reasonable rate during the term of the investigation. FERC may also investigate, upon complaint or on its own motion, rates that are already in effect and may order a carrier to change its rates prospectively. Under certain circumstances, FERC could limit Epping’s ability to set rates based on costs or could order reduced rates and reparations to complaining shippers for up to two years prior to the date of a complaint. FERC also has the authority to change terms and conditions of service if it determines that they are unjust and unreasonable or unduly discriminatory or preferential.

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

Anti-Market Manipulation Rules.  We are subject to the anti-market manipulation provisions in the NGA and the NGPA, as amended by the Energy Policy Act of 2005, which authorize FERC to impose fines of up to $1,238,271 per day per violation of the NGA, the NGPA, or their implementing regulations, subject to future adjustments for inflation. In addition, the FTC holds statutory authority under the Energy Independence and Security Act of 2007 to prevent market manipulation in petroleum markets, including the authority to request that a court impose fines of up to $1,180,566 per violation, subject to future adjustment for inflation. These agencies have promulgated broad rules and regulations prohibiting fraud and manipulation in oil and gas markets. The CFTC is directed under the CEA to prevent price manipulations in the commodity and futures markets, including the energy futures markets. Pursuant to statutory authority, the CFTC has adopted anti-market manipulation regulations that prohibit fraud and price manipulation in the commodity and futures markets. The CFTC also has statutory authority to seek civil penalties of up to the greater of $1,098,190 per day per violation, subject to future adjustment for inflation, or triple the monetary gain to the violator for violations of the anti-market manipulation sections of the CEA. We are also subject to various reporting requirements that are designed to facilitate transparency and prevent market manipulation.

Safety and Maintenance.  We are subject to regulation by the DOT, which establishes federal safety standards for the design, construction, operation and maintenance of natural gas and crude oil pipeline facilities. In the Pipeline Safety Act of 1992, Congress expanded the DOT's regulatory authority to include regulated gathering lines that had previously been exempt from federal jurisdiction. The Pipeline Safety Improvement Act of 2002 and the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006 established mandatory inspections for certain U.S. oil and natural gas transmission pipelines in high consequence areas. The Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011 (“2011 Act”) reauthorized funding for federal pipeline safety programs through 2015, increased penalties for safety violations, established additional safety requirements for newly constructed pipelines and required studies of certain safety issues that could result in the adoption of new regulatory requirements for existing pipelines. In 2016, the Protecting Our Infrastructure of Pipelines and Enhancing Safety Act reauthorized pipeline safety programs through 2019 and provided limited new authority, including the ability to issue emergency orders, while increasing transparency into the status of remaining actions required by the 2011 Act.

The DOT has delegated the implementation of pipeline safety requirements to PHMSA, which has adopted and enforces safety standards and procedures applicable to a limited number of our pipelines. In addition, many states, including the states in which we operate, have adopted regulations that are identical to or more restrictive than existing PHMSA regulations for intrastate pipelines. Among the regulations applicable to us, PHMSA requires pipeline operators to develop integrity management programs for certain pipelines located in high consequence areas, which include high-population areas such as the Dallas-Fort Worth greater metropolitan area where our DFW Midstream system is located. While the majority of our pipelines meet the DOT definition of gathering lines and are thus currently exempt from the integrity management requirements of PHMSA, we also operate a limited number of pipelines that are subject to the integrity management requirements. Those regulations require operators, including us, to:

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

In April 2016, PHMSA proposed changes to gas pipeline safety regulations that would impose expanded assessment requirements, expand assessment and repair requirements to pipelines in areas with medium population densities (so-called “Moderate Consequence Areas”), and extend pipeline safety regulation to certain previously unregulated gas gathering pipelines. PHMSA has yet to finalize this rulemaking, however, and the timing and content of any final rule are uncertain. In 2015, PHMSA adopted regulations that impose pipeline incident prevention and response measures on pipeline operators and in 2012, PHMSA issued an Advisory Bulletin providing guidance on verification of records related to pipeline maximum allowable operating pressure. Pipelines that do not meet PHMSA’s record verification standards may be required to perform additional testing or reduce their operating pressures.

In January 2017, PHMSA issued a final rule amending its pipeline safety regulations for the design, construction, testing, operation, and maintenance of pipelines transporting hazardous liquids. Among other things, the final rule extends certain safety-related condition reporting requirements to all hazardous liquid gathering lines and requires periodic assessments of certain hazardous liquid transmission lines in non-high consequence areas. The status of this rulemaking is currently uncertain due to a regulatory freeze implemented by the Trump administration on January 20, 2017, pursuant to which all regulations that had been sent to the Office of the Federal Register, but not yet published, were withdrawn for further review. Accordingly, the anticipated January 2017 rulemaking was never published in the Federal Register, and the rule is not currently effective.

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

On June 3, 2016, the EPA finalized revisions to its 2012 New Source Performance Standard ("NSPS") OOOO for the oil and gas industry, to reduce emissions of greenhouse gases - most notably methane - along with smog-forming VOCs. The revisions, which are published in the Federal Register under Subpart OOOOa, included the addition of methane to the pollutants covered by the rule, along with requirements for detecting and repairing leaks at gathering and boosting stations. The revised rule applies to sources that have been modified, constructed, or reconstructed after September 18, 2015. EPA is currently reconsidering NSPS OOOOa and has proposed to stay its requirements. However, the rule currently remains in effect. While we do not expect this rule to significantly impact our existing operations, future modifications or new construction may be adversely affected by the revised rule.

On November 16, 2016 the Bureau of Land Management ("BLM") issued a final rule to reduce venting and flaring of natural gas on public and Indian lands. The final rule mirrors many of the requirements found in NSPS OOOOa, with additional natural gas royalty requirements for flared volumes at sites already connected to gas capture infrastructure.

In December 2017, the BLM issued a final rule that temporarily suspends or delays these requirements until January 2019, while BLM considers revising or rescinding these requirements. While the rule is expected to have little or no direct impact on our operations, our customers that are primarily upstream wellhead operators may be impacted by the requirements in this rule.

Water Discharges.  The CWA and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into regulated waters, which impacts our ability to conduct construction activities in waters and wetlands. Certain state regulations and the general permits issued under the Federal National Pollutant Discharge Elimination System program prohibit the discharge of pollutants and chemicals. In addition, the Clean Water Act and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. These permits require us to control storm water runoff from some of our facilities. Some states also maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater conditions. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations. Except as otherwise disclosed in this annual report, we believe that we are in substantial compliance with all applicable requirements of the CWA and analogous state laws and regulations relating to water discharges.

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

Hydraulic Fracturing. Hydraulic fracturing is an important and increasingly common practice that is used to stimulate production of natural gas and/or crude oil from dense subsurface rock formations and is primarily presently regulated by state agencies. However, Congress has in the past and may in the future consider legislation to regulate hydraulic fracturing by federal agencies. Many states have already adopted laws and/or regulations that require disclosure of the chemicals used in hydraulic fracturing and are considering legal requirements that could impose more stringent permitting, disclosure and well construction requirements on oil and/or natural gas drilling activities. The EPA has also moved forward with various related regulatory actions, including approving new regulations requiring green completions of hydraulically-fractured wells and corresponding reporting requirements that went into effect in 2015. Revisions to the green completion regulations were finalized in June 2016 and include additional requirements to reduce methane and VOCs. The EPA announced in April 2017 that it would review these regulations and has proposed to stay their requirements. However, the regulations currently remain in effect. We do not believe these new regulations will have a direct effect on our operations, but because natural gas and/or crude oil production using hydraulic fracturing is growing rapidly in the United States, if new or more stringent federal, state or local legal restrictions relating to such drilling activities or to the hydraulic fracturing process are adopted, this could result in a reduction in the supply of natural gas and/or crude oil.

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

EPA rules also require the reporting of GHG emissions from specified large GHG-emitting sources in the United States, including onshore and offshore oil and natural gas systems. We are required to report under these rules for our assets that have GHG emissions above the reporting thresholds. In October 2015, the EPA issued revisions to Subpart W of the GHG reporting rule to include reporting requirements for gathering and booster stations, onshore natural gas transmission pipelines, and completions and workovers of oil wells with hydraulic fracturing. This development resulted in increased monitoring and reporting for our operations and for upstream producers for whom we provide midstream services.

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

Further, in December 2015, over 190 countries, including the United States, reached an agreement to reduce global GHG emissions. The agreement entered into force in November 2016, after over 70 countries, including the United States, ratified or otherwise consented to be bound by the agreement. In August 2017, the United States formally documented to the United Nations its intent to withdraw from the agreement. The earliest possible effective withdrawal date from the agreement is November 2020.

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

Other Information

Employees.  SMLP does not have any employees. All of the employees required to conduct and support its operations are employed by Summit Investments, but these individuals are sometimes referred to as our employees. The officers of our General Partner manage our operations and activities. As of December 31, 2017, Summit Investments employed 347 people who provide direct, full-time support to our operations. None of our employees are covered by collective bargaining agreements, and we have never experienced any business interruption as a result of any labor disputes.

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

Item 1A. Risk Factors.

Item 1A. Risk Factors is divided into the following sections:

• Risks Related to our Business

• Risks Inherent in an Investment in Us

• Tax Risks

Risks Related to Our Business

Our principal business strategy is to increase the amount of cash distributions we make to our unitholders over time. We may not have sufficient cash from operations following the establishment of cash reserves and payment of fees and expenses, including cost reimbursements of expenses incurred on our behalf by our General Partner, to enable us to maintain or increase the distributions to holders of our common units.

We may not have sufficient available cash from operating surplus each quarter to maintain or increase the distributions to holders of our common units. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

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

•	leaks or accidental releases of hazardous materials into the environment;
•	weather conditions and seasonal trends;
•	changes in the fees we charge for our services;
•	changes in contractual MVCs;
•	the level of competition from other midstream energy companies in our areas of operation;
•	changes in the level of our operating, maintenance and general and administrative expenses;
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

In addition, the actual amount of cash we will have available for distribution will depend on other factors, some of which are beyond our control, including:

•	the level and timing of capital expenditures we make;
•	the level of our operating, maintenance and general and administrative expenses, including reimbursements of expenses incurred on our behalf by our General Partner;
•	the cost of acquisitions, if any;

•	our debt service requirements and other liabilities, including the Deferred Purchase Price Obligation;
•	fluctuations in our working capital needs;
•	our ability to borrow funds and access capital markets;
•	restrictions contained in our debt agreements;
•	the amount of cash reserves established by our General Partner;
•	not receiving anticipated shortfall payments from our customers;
•	adverse legal judgments, fines and settlements;
•	distributions paid on our Series A Preferred Units; and
•	other business risks affecting our cash levels.

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

Although we attempt to assess the creditworthiness and associated liquidity of our customers, suppliers and contract counterparties, there can be no assurance that our assessments will be accurate or that there will not be a rapid or unanticipated deterioration in their creditworthiness, which may have an adverse impact on our business, results of operations, financial condition and ability to make cash distributions to our unitholders. In addition, there can be no assurance that our contract counterparties will perform or adhere to existing or future contractual arrangements, including making any required shortfall payments or other payments due under their respective contracts.

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

Our operations are focused on gathering, treating and processing services in five unconventional resource basins: the Appalachian Basin, the Williston Basin, the Fort Worth Basin, the Piceance Basin, and the DJ Basin. Due to our limited industry and geographic diversity, adverse developments in the natural gas and crude oil industries or in our existing areas of operation could have a significantly greater impact on our financial condition, results of operations and cash flows.

Significant prolonged weakness in natural gas, NGL and crude oil prices could reduce throughput on our systems and materially adversely affect our revenues and cash available to make cash distributions to our unitholders.

Lower natural gas, NGL and crude oil prices could negatively impact exploration, development and production of natural gas and crude oil, thereby resulting in reduced throughput on our gathering systems. Additionally, certain of our customers in each of our areas of operations have reduced, and others could reduce, drilling activity and capital expenditure budgets. If natural gas, NGL and/or crude oil prices remain at current levels or decrease, it could cause sustained reductions in exploration or production activity in our areas of operation and result in a further reduction in throughput on our systems, which could have a material adverse effect on our business, financial condition, results of operations and ability to make cash distributions to our unitholders. Additionally, we expect our natural gas and crude oil marketing services to increase in future periods, resulting in higher exposure to direct commodity price risk.

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

We have not obtained independent evaluations of all of the reserves connected to our gathering systems; therefore, in the future, customer volumes on our systems could be less than we anticipate.

We have not obtained independent evaluations of all of the reserves connected to our systems. Moreover, even if we did obtain independent evaluations of all of the reserves connected to our systems, such evaluations may prove to be incorrect. Crude oil and natural gas reserve engineering requires subjective estimates of underground accumulations of crude oil and natural gas and assumptions concerning future crude oil and natural gas prices, future production levels and operating and development costs.

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

These risks may also result in curtailment or suspension of our operations. A natural disaster or any event such as those described above affecting the areas in which we and our customers operate could have a material adverse effect on our operations. Accidents or other operating risks could further result in loss of service available to our customers. Such circumstances, including those arising from maintenance and repair activities, could result in service interruptions on portions or all of our gathering systems. Potential customer impacts arising from service interruptions on segments of our gathering systems could include limitations on our ability to satisfy customer requirements, obligations to temporarily waive minimum volume commitments during times of constrained capacity, temporary or permanent release of production dedications, and solicitation of existing customers by others for potential new projects that would compete directly with our existing services. Such circumstances could materially adversely impact our ability to meet contractual obligations and retain customers, with a resulting negative impact on our business and results of operations and our ability to make cash distributions to our unitholders.

Our insurance coverage is provided by policies that cover us and Summit Investments. Therefore, it is possible that a claim by Summit Investments could exhaust claim capacity and leave SMLP and its subsidiaries exposed to risk of loss should they experience a loss during the same policy cycle. In addition, although we have a range of insurance programs providing varying levels of protection for public liability, damage to property, loss of income and certain environmental hazards, we may not be insured against all causes of loss, claims or damage that may occur. If a significant incident or event occurs for which we are not fully insured, it could materially adversely affect our operations and financial condition. Furthermore, we may not be able to maintain or obtain insurance of the type and amount we desire at reasonable rates and/or claims by Summit Investments may increase rates on all of the insured-asset group, including those owned by SMLP and its subsidiaries. As a result of industry or market conditions, some of which are beyond our control, premiums and deductibles for certain of our insurance policies may substantially increase. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. Additionally, with regard to the assets we have acquired, we have limited indemnification rights to recover from the seller of the assets in the event of any potential environmental liabilities.

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

Substantially all of the assets owned by Summit Investments have been contributed to the Partnership in connection with prior drop down transactions and, as a result, our growth strategy has become more dependent on making acquisitions from third parties. This shift from a growth strategy focused, primarily, on acquisitions from Summit Investments, to one focused, primarily, on third-party acquisitions could materially adversely affect our ability to grow our operations and increase our cash distributions to our unitholders.

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

In addition, the construction of additions or modifications to our existing gathering, treating and processing assets and the construction of new midstream assets may require us to obtain federal, state, and local regulatory environmental or other authorizations. The approval process for gathering, treating and processing activities has become increasingly challenging, due in part to state and local concerns related to unregulated exploration and production and gathering, treating and processing activities in new production areas. Such authorization may not be granted or, if granted, such authorization may include burdensome or expensive conditions. As a result, we may be unable to obtain such authorizations and may, therefore, be unable to connect new volumes to our systems or capitalize on other attractive expansion opportunities. Additionally, it may become more expensive for us to obtain authorizations or to renew existing authorizations. If the cost of renewing or obtaining new authorizations increases materially, our cash flows could be materially adversely affected.

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

We plan to use cash from operations, incur borrowings and/or sell additional common units or other securities to fund our future expansion capital expenditures. Using cash from operations to fund expansion capital expenditures will directly reduce our cash available for distribution to unitholders. Our ability to obtain financing or to access the capital markets for future debt or equity offerings may be limited by (i) our financial condition at the time of any such financing or offering, (ii) covenants in our debt agreements, (iii) restrictions imposed by our Series A Preferred Units; (iv) general economic conditions and contingencies, (v) the impact of any secondary offering of common units by Summit Investments or the Sponsor and (vi) uncertainties that are beyond our control. Furthermore, we do not have a contractual commitment from our Sponsor or Summit Investments to provide any direct or indirect financial assistance to us. As such, if we are unable to raise expansion capital, we may lose the opportunity to make acquisitions or to gather, treat and process new production volumes from our customers with whom we have agreed to construct and develop midstream assets in the future. Even if we are successful in obtaining funds for expansion capital expenditures through equity or debt financings, the terms thereof could limit our ability to pay distributions to our common unitholders. In addition, incurring additional debt may significantly increase our interest expense and financial leverage, and issuing additional units representing limited partner interests may result in significant common unitholder dilution and increase the aggregate amount of cash required to maintain the then-current distribution rate, which could materially decrease our ability to pay distributions at the then-current distribution rate.

Because our common units are yield-oriented securities, increases in interest rates could materially adversely impact our unit price, our ability to issue equity or incur debt for acquisitions or other purposes and our ability to make cash distributions to our unitholders.

Interest rates are generally near historic lows and may increase in the future. While borrowing costs came down for the oil and natural gas industry as a whole, the Federal Reserve announced that it raised its benchmark federal-funds rate from 0.50% and 0.75% to a range between 1.25% and 1.50% in December 2017. As a result, interest rates on our future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase. As with other yield-oriented securities, our unit price is impacted by the level of our cash distributions and implied distribution yield. The distribution yield is often used by investors to compare and rank yield-oriented securities for investment decision-making purposes. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our common units, and a rising interest rate environment could have a material adverse impact on our unit price, our ability to issue equity or incur debt for acquisitions or other purposes and our ability to make cash distributions at our intended levels.

Debt we incur in the future may limit our flexibility to obtain financing and to pursue other business opportunities.

At December 31, 2017, we had $1.06 billion of indebtedness outstanding and the unused portion of our $1.25 billion Revolving Credit Facility totaled $989.0 million. Our future level of debt could have significant consequences, including among other things:

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

We are dependent upon the earnings and cash flows generated by our operations to meet our debt service obligations and to make cash distributions to our unitholders. The operating and financial restrictions and covenants in our Revolving Credit Facility, our Senior Notes indentures and any future financing agreements could restrict our ability to finance future operations or capital needs or to expand or pursue our business activities, which may, in turn, limit our ability to make cash distributions to our unitholders. For example, our Revolving Credit Facility and Senior Notes indentures, taken together, restrict our ability to, among other things:

•	incur or guarantee certain additional debt;
•	make certain cash distributions on or redeem or repurchase certain units;
•	make certain investments and acquisitions;
•	make certain capital expenditures;
•	incur certain liens or permit them to exist;
•	enter into certain types of transactions with affiliates;
•	enter into sale and lease-back transactions and certain operating leases;
•	merge or consolidate with another company or otherwise engage in a change of control transaction; and
•	transfer, sell or otherwise dispose of certain assets.

Our Revolving Credit Facility and Senior Notes indentures also contain covenants requiring us to maintain certain financial ratios and meet certain tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot guarantee that we will meet those ratios and tests.

The provisions of our Revolving Credit Facility and Senior Notes indentures may affect our ability to obtain future financing and pursue attractive business opportunities as well as affect our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of Revolving Credit Facility or Senior Notes indentures could result in a default or an event of default that could enable our lenders or senior noteholders to declare the outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If we were unable to repay the accelerated amounts, the lenders under our Revolving Credit Facility could proceed against the collateral granted to them to secure such debt. If the payment of our debt is accelerated, our assets may be insufficient to repay such debt in full, and our unitholders could experience a partial or total loss of their investment. The Revolving Credit Facility also has cross default provisions that apply to any other indebtedness we may have and the Senior Notes indentures have cross default provisions that apply to certain other indebtedness.

A portion of our revenues are directly exposed to changes in crude oil, natural gas and NGL prices, and our exposure may increase in the future.

During the year ended December 31, 2017, we derived 14% of our revenues from (i) the sale of physical natural gas and/or NGLs purchased under percentage-of-proceeds arrangements with certain of our customers on the Bison Midstream and Grand River systems, (ii) natural gas and crude oil marketing services in and around our gathering systems, (iii) the sale of natural gas we retain from certain DFW Midstream system customers and (iv) the sale of condensate we retain from our gathering services at Grand River. Consequently, our existing operations and cash flows have direct exposure to commodity price risk. Although we will seek to limit our commodity price exposure with new customers in the future, our efforts to obtain fee-based contractual terms may not be successful or the local market for our services may not support fee-based gathering and processing agreements. For example, we have percent-of-proceeds contracts with certain natural gas producer customers and we may, in the future, enter into additional percent-of-proceeds contracts with these customers or other customers or enter into keep-whole arrangements, which would increase our exposure to commodity price risk, as the revenues generated from those contracts directly correlate with the fluctuating price of the underlying commodities.

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

Various aspects of our operations are subject to regulation by the various federal, state and local departments and agencies that have jurisdiction over participants in the energy industry. The regulation of our activities and the natural gas and crude oil industries frequently change as they are reviewed by legislators and regulators. In 2014, the North Dakota Industrial Commission (“NDIC”) began to oversee the integrity and location of underground gathering pipelines that are not monitored by other state or federal agencies. In 2016, the NDIC adopted rule changes that resulted in additional construction and monitoring requirements for certain underground gathering pipelines, including, but not limited to, those that transport produced water. The NDIC also adopted reclamation bonding requirements for certain underground gathering pipelines. In 2016, the DOT, through PHMSA, proposed changes to gas pipeline safety regulations that would impose expanded assessment requirements, expand assessment and repair requirements to pipelines in areas with medium population densities (so-called “Moderate Consequence Areas”), and extend pipeline safety regulation to previously unregulated gas gathering pipelines. Then, in January 2017, PHMSA issued a final rule, which was withdrawn as a result of the Trump administration's regulatory freeze, amending its pipeline safety regulations for hazardous liquids pipelines, and which, among other things, extends certain safety-related reporting requirements to hazardous liquid gathering lines and requires periodic assessments of certain hazardous liquid transmission lines in non-high consequence areas; the rule is not currently effective, but could be reissued by PHMSA. In April 2017, PHMSA also increased the maximum penalties for violating federal safety standards, which are subject to future increases to account for inflation. In addition, the adoption of proposals for more stringent legislation, regulation or taxation of drilling activity could directly curtail such activity or increase the cost of drilling, resulting in reduced levels of drilling activity and therefore reduced demand for our services. Regulatory agencies establish and, from time to time, change priorities, which may result in additional burdens on us, such as additional reporting requirements and more frequent audits of operations. Our operations and the markets in which we participate are affected by these laws, regulations and interpretations and may be affected by changes to them or their implementation, which may cause us to realize materially lower revenues or incur materially increased operation and maintenance costs or both.

Increased regulation of hydraulic fracturing could result in reductions or delays in customer production, which could materially adversely impact our revenues.

Hydraulic fracturing is an important and increasingly common practice that is used to stimulate production of natural gas and/or crude oil from dense subsurface rock formations, and is primarily regulated by state agencies. However, Congress has in the past, and may in the future consider legislation to regulate hydraulic fracturing by federal agencies. Many states have already adopted laws and/or regulations that require disclosure of the chemicals used in hydraulic fracturing, and are considering legal requirements that could impose more stringent permitting, disclosure and well construction requirements on crude oil and/or natural gas drilling activities. EPA regulations require, among other matters, green completions of hydraulically-fractured wells. The requirement to conduct green completions, and the corresponding notification and reporting requirements, went into effect in 2015. Revisions to the green completion regulations were finalized in June 2016 and include additional requirements to reduce methane and VOCs. EPA announced in April 2017 that it would review these regulations and has proposed to stay their requirements. However, the regulations currently remain in effect. If new or more stringent federal, state or local legal restrictions relating to such drilling activities or to the hydraulic fracturing process are adopted, this could result in a reduction in the supply of natural gas and/or crude oil, which could adversely affect our results of operations and financial condition.

We are subject to FERC jurisdiction, federal anti-market manipulation laws and regulations, potentially other federal regulatory requirements and state and local regulation, and could be materially affected by changes in such laws and regulations, or in the way they are interpreted and enforced.

We believe that our natural gas pipeline facilities qualify as gathering facilities that are exempt from the jurisdiction of FERC under the NGA and the NGPA. Interstate movements of crude oil on the Epping Pipeline in North Dakota are subject to FERC jurisdiction under the ICA. We are also generally subject to the anti-market manipulation provisions in the NGA, as amended by the Energy Policy Act of 2005, and to FERC's regulations thereunder, which authorize FERC to impose fines of up to $1,238,271 per day per violation of the NGA or its implementing regulations, subject to future adjustment for inflation. In addition, the FTC holds statutory authority under the Energy Independence and Security Act of 2007 to prevent market manipulation in oil markets, and has adopted broad rules and regulations prohibiting fraud and market manipulation. The FTC is also authorized to seek fines of up to $1,180,566 per violation, subject to future adjustment for inflation. The CFTC is directed under the CEA to prevent price manipulation in the commodity, futures and swaps markets, including the energy markets. Pursuant to the Dodd-Frank Act, and other authority, the CFTC has adopted additional anti-market manipulation regulations that prohibit fraud and price manipulation in the commodity, futures and swaps markets. The CFTC also has statutory authority to seek civil penalties of up to the greater of $1,098,190 per violation, subject to future adjustment for inflation, or triple the monetary gain to the violator for each violation of the anti-market manipulation provisions of the CEA.

The distinction between federally unregulated natural gas and crude oil pipelines and FERC-regulated natural gas and crude oil pipelines has been the subject of extensive litigation and is determined by FERC on a case-by-case basis. FERC has made no determinations as to the status of our facilities. Consequently, the classification and regulation of some of our pipelines could change based on future determinations by FERC, Congress or the courts. If our natural gas gathering operations or crude oil operations beyond the Epping Pipeline become subject to FERC jurisdiction under the NGA, the NGPA or the ICA, the result may materially adversely affect the rates we are able to charge and the services we currently provide, and may include the potential for a termination of our gathering agreements with our customers. In addition, if any of our facilities were found to have provided services or otherwise operated in violation of the NGA, the NGPA or the ICA, this could result in the imposition of civil penalties, as well as a requirement to disgorge charges collected for such services in excess of the rate established by FERC.

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

In April 2016, PHMSA proposed changes to gas pipeline safety regulations that would impose expanded assessment requirements, expand assessment and repair requirements to pipelines in areas with medium population densities (so-called “Moderate Consequence Areas”), and extend pipeline safety regulation to certain previously unregulated gas gathering pipelines. PHMSA has yet to finalize this rulemaking, however, and the timing and contents of any final rule are uncertain. In January 2017, PHMSA issued a final rule amending its pipeline safety regulations for the design, construction, testing, operation, and maintenance of pipelines transporting hazardous liquids. Among other things, the final rule extends certain safety-related condition reporting requirements to all hazardous liquid gathering lines and requires periodic assessments of certain hazardous liquid transmission lines in non-high consequence areas. The effective date of this rulemaking is currently uncertain due to a regulatory freeze implemented by the Trump administration on January 20, 2017, pursuant to which all regulations that had been sent to the Office of the Federal Register, but not yet published, were withdrawn for further review. Accordingly, the anticipated January 2017 rulemaking was never published in the Federal Register, and the rule is not currently effective, although PHMSA could choose to reissue the rule. While we believe that we are in compliance with existing safety laws and regulations, increased penalties for safety violations and potential regulatory changes could have a material adverse effect on our operations, operating and maintenance expenses and revenues.

Climate change legislation, regulatory initiatives and litigation could result in increased operating costs and reduced demand for the services we provide.

In recent years, the U.S. Congress has considered legislation to restrict or regulate emissions of GHGs, such as carbon dioxide and methane that may be contributing to global warming. It presently appears unlikely that comprehensive climate legislation will be passed by either house of Congress in the near future, although energy legislation and other initiatives are expected to be proposed that may be relevant to GHG emissions issues. For example, the revisions to the NSPS found in 40 CFR 60 subpart OOOO (and OOOOa) include GHG emission reduction requirements. EPA is currently reconsidering NSPS OOOOa and has proposed to stay its requirements. However, the rule currently remains in effect.

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

Independent of Congress, the EPA has begun to adopt regulations under its existing CAA authority. In 2009, the EPA published its findings that emissions of GHGs present an endangerment to public health and the environment because emissions of such gases are contributing to warming of the earth's atmosphere and other climatic changes. Based on these findings, the EPA adopted regulations that, among other things, establish PSD construction and Title V operating permit reviews for certain large stationary sources of GHG emissions. For additional information on EPA regulations adopted under the CAA, see the "Environmental Matters—Climate Change" section of Item 1. Business.  Further, in December 2015, over 190 countries, including the United States, reached an agreement to reduce global GHG emissions. The agreement entered into force in November 2016 after over 70 countries, including the United States, ratified or otherwise consented to be bound by the agreement. In August 2017, the United States formally documented to the United Nations its intent to withdraw from the agreement. The earliest possible effective withdrawal date from the agreement is November 2020. However, if and to the extent the United States implements this agreement, it could have a material adverse effect on our business and that of our customers.

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

Civil protests regarding environmental and social issues, including those related to construction of infrastructure associated with fossil fuels, may prevent or delay the construction of such infrastructure and realization of associated revenues. Such protests could delay construction or operation of our gathering pipelines that are protested, if any, or that connect to protested infrastructure projects and, in turn, receipt of revenues associated with our projects.

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

Summit Investments controls our General Partner and has authority to appoint all of the officers and directors of our General Partner, some of whom are officers, directors or principals of Energy Capital Partners, the entity that controls Summit Investments. Although our General Partner has a duty to manage us in a manner that is in our best interests, the directors and officers of our General Partner also have a duty to manage our General Partner in a manner that is in the best interests of its owner. Conflicts of interest will arise between Summit Investments and its owners and our General Partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, our General Partner may favor its own interests and the interests of Summit Investments and its owners over our interests and the interests of our unitholders. These conflicts include the following situations, among others:

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

The amount of cash we have available for distribution to holders of our units depends primarily on our cash flows rather than on our profitability, which may prevent us from making distributions, even during periods in which we record net income.

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

Of the 73,085,996 common units outstanding at December 31, 2017, Summit Investments beneficially owned 25,854,581 common units. As of December 31, 2017, a subsidiary of Energy Capital Partners directly owned 5,915,827 common units. An investor may not be able to resell its common units at or above its acquisition price.  Additionally, limited liquidity may result in wide bid-ask spreads, contribute to significant fluctuations in the market price of the common units and limit the number of investors who are able to buy the common units.

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

In addition, because we intend to distribute all of our available cash, we may not grow as quickly as businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per-unit distribution level. There are no limitations in our Partnership Agreement, our Revolving Credit Facility or Senior Notes indentures on our ability to issue additional common units, including certain other units ranking senior to the common units. The incurrence of additional commercial borrowings or other debt to finance our growth strategy would result in increased interest expense, which, in turn, may impact the available cash that we have to distribute to our unitholders.

While our Partnership Agreement requires us to distribute all of our available cash, our Partnership Agreement, including provisions requiring us to make cash distributions contained therein, may be amended.

While our Partnership Agreement requires us to distribute all of our available cash, our Partnership Agreement, including provisions requiring us to make cash distributions contained therein, may be amended. Our Partnership Agreement can be amended with the consent of our General Partner and the approval of a majority of the outstanding common units (including common units held by affiliates of our General Partner). As of December 31, 2017, Summit Investments beneficially owned 25,854,581 common units out of 73,085,996 outstanding common units. Additionally, a subsidiary of Energy Capital Partners directly owned 5,915,827 common units as of December 31, 2017.

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

The vote of the holders of at least 66 2/3% of all outstanding limited partner units voting together as a single class is required to remove our General Partner. As of December 31, 2017, Summit Investments beneficially owned 25,854,581 common units out of 73,085,996 outstanding common units, representing a voting block sufficient to prevent the other limited partners from removing our General Partner.

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

Except in the case of the issuance of units that rank equal to or senior to the Series A Preferred Units, our Partnership Agreement does not limit the number of additional limited partner interests, including limited partner interests that rank senior to the common units that we may issue at any time without the approval of our unitholders.

We may issue additional Series A Preferred Units and any securities in parity with the Series A Preferred Units without any vote of the holders of the Series A Preferred Units (except where the cumulative distributions on the Series A Preferred Units or any parity securities are in arrears and in certain other circumstances) and without the approval of our common unitholders.

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

Future issuances and sales of parity securities, or the perception that such issuances and sales could occur, may cause prevailing market prices for our common units and the Series A Preferred Units to decline and may adversely affect our ability to raise additional capital in the financial markets at times and prices favorable to us.

Furthermore, the payment of distributions on any additional units may increase the risk that we will not be able to make distributions at our prior per unit distribution levels. To the extent new units are senior to our common units, their issuance will increase the uncertainty of the payment of distributions on our common units.

Holders of Series A Preferred Units have limited voting rights, which may be diluted.

Although holders of the Series A Preferred Units are entitled to limited voting rights with respect to certain matters, the Series A Preferred Units generally vote separately as a class along with any other series of our parity securities that we may issue upon which like voting rights have been conferred and are exercisable. As a result, the voting rights of holders of Series A Preferred Units may be significantly diluted, and the holders of such other series of parity securities that we may issue may be able to control or significantly influence the outcome of any vote.

Summit Investments or our Sponsor may sell units in the public or private markets, and such sales could have an adverse impact on the trading price of the common units.

As of December 31, 2017, Summit Investments beneficially owned 25,854,581 common units out of 73,085,996 outstanding common units. Additionally, a subsidiary of Energy Capital Partners directly owned 5,915,827 common units as of December 31, 2017. The sale of any of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.

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

As of December 31, 2017, Summit Investments beneficially owned 25,854,581 common units out of 73,085,996 outstanding common units. Additionally, a subsidiary of Energy Capital Partners directly owned 5,915,827 common units as of December 31, 2017. As such, our General Partner and its affiliates controlled a total of 31,770,408 common units, or 43.5% of our common units outstanding as of December 31, 2017.

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

Our Partnership Agreement designates the Court of Chancery of the State of Delaware as the exclusive forum for certain types of actions and proceedings that may be initiated by our unitholders, which limits our unitholders’ ability to choose the judicial forum for disputes with us or our General Partner’s directors, officers or other employees.

Our Partnership Agreement provides that, with certain limited exceptions, the Court of Chancery of the State of Delaware is the exclusive forum for any claims, suits, actions or proceedings (1) arising out of or relating in any way to our Partnership Agreement (including any claims, suits or actions to interpret, apply or enforce the provisions of our Partnership Agreement or the duties, obligations or liabilities among our partners, or obligations or liabilities of our partners to us, or the rights or powers of, or restrictions on, our partners or us), (2) brought in a derivative manner on our behalf, (3) asserting a claim of breach of a duty (including a fiduciary duty) owed by any of our, or our General Partner’s, directors, officers, or other employees, or owed by our General Partner, to us or our partners, (4) asserting a claim against us arising pursuant to any provision of the Delaware Revised Uniform Limited Partnership Act or (5) asserting a claim against us governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in our common units is deemed to have received notice of and consented to the foregoing provisions. Although management believes this choice of forum provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, the provision may have the effect of discouraging lawsuits against us and our General Partner’s directors and officers. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation or similar governing documents has been challenged in legal proceedings and it is possible that in connection with any action a court could find the choice of forum provisions contained in our Partnership Agreement to be inapplicable or unenforceable in such action. If a court were to find this choice of forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our financial position, results of operations and ability to make cash distributions to our unitholders.

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

We have adopted certain requirements regarding those investors who may own our common units and Series A Preferred Units. Eligible holders are U.S. individuals or entities subject to U.S. federal income taxation on the income generated by us or entities not subject to U.S. federal income taxation on the income generated by us, so long as all of the entity's owners are U.S. individuals or entities subject to such taxation. If an investor is not an eligible holder, our General Partner may elect not to make distributions or allocate income or loss on that investor's units, and it runs the risk of having its units redeemed by us at the lower of purchase price cost or the then-current market price. The redemption price may be paid in cash or by delivery of a promissory note, as determined by our General Partner.

Our Series A Preferred Units have rights, preferences and privileges that are not held by, and are preferential to the rights of, holders of our common units.

Our Series A Preferred Units rank senior to our common units with respect to distribution rights and rights upon liquidation. These preferences could adversely affect the market price for our common units, or could make it more difficult for us to sell our common units in the future.

In addition, (i) prior to December 15, 2022, distributions on the Series A Preferred Units accrue and are cumulative at the rate of 9.50% per annum of $1,000, the liquidation preference of the Series A Preferred Units and (ii) on and after December 15, 2022, distributions on the Series A Preferred Units will accumulate for each distribution period at a percentage of $1,000 equal to the three-month LIBOR plus a spread of 7.43%. Our obligation to pay distributions on our Series A Preferred Units could impact our liquidity and reduce the amount of cash flow available for working capital, capital expenditures, growth opportunities, acquisitions, and other general partnership purposes. Our obligations to the holders of the Series A Preferred Units could also limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition.

Our Series A Preferred Units contain covenants that may limit our business flexibility.

Our Series A Preferred Units contain covenants preventing us from taking certain actions without the approval of the holders of 66 2⁄3% of the Series A Preferred Units. The need to obtain the approval of holders of the Series A Preferred Units before taking these actions could impede our ability to take certain actions that management or the Board of Directors may consider to be in the best interests of our unitholders. The affirmative vote of 66 2⁄3% of the outstanding Series A Preferred Units, voting as a single class, is necessary to amend the Partnership Agreement in any manner that would have a material adverse effect on the existing preferences, rights, powers, duties or obligations of the Series A Preferred Units. The affirmative vote of 66 2⁄3% of the outstanding Series A Preferred Units and any outstanding series of other preferred units, voting as a single class, is necessary to (A) under certain circumstances, create or issue certain equity securities that are senior to our common units or (B) declare or pay any distribution to common unitholders out of capital surplus.

Tax Risks

Our tax treatment depends on our status as a partnership for federal income tax purposes. If the IRS were to treat us as a corporation for federal income tax purposes, which would subject us to entity-level taxation, then our cash available for distribution to our unitholders would be substantially reduced.

The anticipated after-tax economic benefit of an investment in our units depends largely on our being treated as a partnership for federal income tax purposes.

Despite the fact that we are a limited partnership under Delaware law, it is possible in certain circumstances for a partnership such as ours to be treated as a corporation for federal income tax purposes. A change in our business or a change in current law could cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to taxation as an entity.

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently 21%, and would likely pay state and local income tax at varying rates. Distributions to our unitholders would generally be taxed again as corporate dividends (to the extent of our current and accumulated earnings and profits), and no income, gains, losses, deductions, or credits would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution would be substantially reduced. Therefore, if we were treated as a corporation for federal income tax purposes, there would be material reductions in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our units. This could adversely affect our financial position, results of operations and ability to make distributions to our unitholders.

Our Partnership Agreement provides that, if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, the MQD amount and the target distribution amounts may be adjusted to reflect the impact of that law on us.

If we were subjected to a material amount of additional entity-level taxation by individual states, it would reduce our cash available for distribution to our unitholders.

Changes in current state law may subject us to additional entity-level taxation by individual states. Because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. Imposition of any such taxes may substantially reduce the cash available for distribution. Our Partnership Agreement provides that, if a law is enacted or existing law is modified or interpreted in a manner that subjects us to entity-level taxation, the MQD amount and the target distribution amounts may be adjusted to reflect the impact of that law on us.

The tax treatment of publicly traded partnerships or an investment in our units could be subject to potential legislative, judicial or administrative changes and differing interpretations of applicable law, possibly on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. From time to time, members of the U.S. Congress propose and consider substantive changes to the existing federal income tax laws that affect publicly traded partnerships.

Any modification to the U.S. federal income tax laws and interpretations could make it more difficult or impossible to meet the exception for us to be treated as a partnership for U.S. federal income tax purposes. We are unable to predict whether any such changes will ultimately be enacted, but it is possible that a change in law could affect us and may, if enacted, be applied retroactively. Any such changes could negatively impact the value of an investment in our units.

Our unitholders are required to pay income taxes on their share of our taxable income even if they do not receive any cash distributions from us. A unitholder’s share of our taxable income, and its relationship to any distributions we make, may be affected by a variety of factors, including our economic performance, transactions in which we engage or changes in law and may be substantially different from any estimate we make in connection with a unit offering.

A unitholder’s allocable share of our taxable income will be taxable to it, which may require the unitholder to pay federal income taxes and, in some cases, state and local income taxes, even if the unitholder receives cash distributions from us that are less than the actual tax liability that results from that income or no cash distributions at all.

A unitholder’s share of our taxable income, and its relationship to any distributions we make, may be affected by a variety of factors, including our economic performance, which may be affected by numerous business, economic, regulatory, legislative, competitive and political uncertainties beyond our control, and certain transactions in which we might engage. For example, we may engage in transactions that produce substantial taxable income allocations to some or all of our unitholders without a corresponding increase in cash distributions to our unitholders, such as a sale or exchange of assets, the proceeds of which are reinvested in our business or used to reduce our debt, or an actual or deemed satisfaction of our indebtedness for an amount less than the adjusted issue price of the debt. A unitholder’s ratio of its share of taxable income to the cash received by it may also be affected by changes in law. For instance, under the recently enacted tax reform law known as the Tax Cuts and Jobs Act, the net interest expense deductions of certain business entities, including us, are limited to 30% of such entity’s “adjusted taxable income,” which is generally taxable income with certain modifications. If the limit applies, a unitholder’s taxable income allocations will be more (or its net loss allocations will be less) than would have been the case absent the limitation.

From time to time, in connection with an offering of our common units, we may state an estimate of the ratio of federal taxable income to cash distributions that a purchaser of common units in that offering may receive in a given period. These estimates depend in part on factors that are unique to the offering with respect to which the estimate is stated, so the expected ratio applicable to other common units will be different, and in many cases less favorable, than these estimates. Moreover, even in the case of common units purchased in the offering to which the estimate relates, the estimate may be incorrect, due to the uncertainties described above, challenges by the IRS to tax reporting positions which we adopt, or other factors. The actual ratio of taxable income to cash distributions could be higher or lower than expected, and any differences could be material and could materially affect the value of the common units.

If the IRS contests the federal income tax positions we take, the market for our units may be adversely impacted and the cost of any IRS contest would likely reduce our cash available for distribution to our unitholders.

The IRS may adopt positions that differ from the conclusions of our counsel expressed in a prospectus or from the positions we take, and the IRS's positions may ultimately be sustained. It may be necessary to resort to administrative or court proceedings to sustain some or all of our counsel’s conclusions or the positions we take and such positions may not ultimately be sustained. A court may not agree with some or all of our counsel’s conclusions or the positions we take. Any contest with the IRS, and the outcome of any IRS contest, may have a materially adverse effect on the market for our units and the price at which they trade. In addition, our costs of any contest with the IRS would be borne indirectly by our unitholders and our General Partner because the costs would likely reduce our cash available for distribution.

Tax gain or loss on the disposition of our units could be more or less than expected.

If a unitholder sells its units, a gain or loss will be recognized for federal income tax purposes equal to the difference between the amount realized and the unitholder's tax basis in those units. Because distributions in excess of a unitholder's allocable share of its net taxable income decrease its tax basis in its units, the amount, if any, of such prior excess distributions with respect to the units it sells will, in effect, become taxable income to the unitholder if it sells such units at a price greater than its tax basis in those units, even if the price it receives is less than its original cost. Furthermore, a substantial portion of the amount realized on any sale or other disposition of a unitholder's units, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depreciation recapture. In addition, because the amount realized includes a unitholder's share of our nonrecourse liabilities, if a unitholder sells its units, it may incur a tax liability in excess of the amount of cash it receives from the sale.

Tax-exempt entities and non-U.S. persons face unique tax issues from owning our units that may result in adverse tax consequences to them.

Investment in our units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (“IRAs”), and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to an organization that is exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income (“UBTI”) and will be taxable to the exempt organization as UBTI on the exempt organization’s tax return in the year the exempt organization is allocated the income. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file U.S. federal income tax returns and pay tax on their share of our taxable income.

Under the recently enacted tax reform law, if a unitholder sells or otherwise disposes of a unit, the transferee is required to withhold 10.0% of the amount realized by the transferor unless the transferor certifies that it is not a foreign person, and we are required to deduct and withhold from the transferee amounts that should have been withheld by the transferee but were not withheld. However, the U.S. Treasury Department and the IRS have determined that this withholding requirement should not apply to any disposition of a publicly traded interest in a publicly traded partnership (such as us) until regulations or other guidance have been issued clarifying the application of this withholding requirement to dispositions of interests in publicly traded partnerships. Accordingly, while this new withholding requirement does not currently apply to interests in us, there can be no assurance that such requirement will not apply in the future.

Tax-exempt entities and non-U.S. persons should consult a tax advisor before investing in our units.

We treat each holder of our common units as having the same tax benefits without regard to the actual common units held. The IRS may challenge this treatment, which could adversely affect the value of the common units.

Because we cannot match transferors and transferees of common units and because of other reasons, we will adopt depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to our unitholders. A successful IRS challenge also could affect the timing of these tax benefits or the amount of gain from a unitholder’s sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to the unitholder’s tax returns.

Treatment of distributions on our Series A Preferred Units as guaranteed payments for the use of capital creates a different tax treatment for the holders of our Series A Preferred Units than the holders of our common units and such distributions may not be eligible for the 20% deduction for qualified publicly traded partnership income.

The tax treatment of distributions on our Series A Preferred Units is uncertain. We will treat the holders of Series A Preferred Units as partners for tax purposes and will treat distributions on the Series A Preferred Units as guaranteed payments for the use of capital that will generally be taxable to the holders of Series A Preferred Units as ordinary income. Although a holder of Series A Preferred Units could recognize taxable income from the accrual of such a guaranteed payment even in the absence of a contemporaneous distribution, we anticipate accruing and making the guaranteed payment distributions semi-annually on the 15th day of June and December through December 15, 2022, and quarterly on the 15th day of March, June, September and December thereafter. Because the guaranteed payment for each unit must accrue as income to a holder during the taxable year of the accrual, the guaranteed payment attributable to the period beginning December 15th and ending December 31st will accrue to the holder of record of a Series A Preferred Unit on December 31st for such period. Otherwise, except in the case of our liquidation, the holders of Series A Preferred Units are generally not anticipated to share in our items of income, gain, loss or deduction. We will not allocate any share of its nonrecourse liabilities to the holders of Series A Preferred Units.

Although we expect that much of the income we earn is generally eligible for the 20% deduction for qualified publicly traded partnership income available under the recently enacted tax reform law known as the Tax Cuts and Jobs Act, it is uncertain whether a guaranteed payment for the use of capital may constitute an allocable or distributive share of such income.  As a result, the guaranteed payment for use of capital received by holders of our Series A Preferred Units may not be eligible for the 20% deduction for qualified publicly traded partnership income.

A holder of Series A Preferred Units will be required to recognize gain or loss on a sale of units equal to the difference between the holder’s amount realized and tax basis in the units sold. The amount realized generally will equal the sum of the cash and the fair market value of other property such holder receives in exchange for such Series A Preferred Units. Subject to general rules requiring a blended basis among multiple partnership interests, the tax basis of a Series A Preferred Unit will generally be equal to the sum of the cash and the fair market value of other property paid by the holder to acquire such Series A Preferred Unit. Gain or loss recognized by a holder on the sale or exchange of a Series A Preferred Unit held for more than one year generally will be taxable as long-term capital gain or loss. Because holders of Series A Preferred Units will not generally be allocated a share of our items of depreciation, depletion or amortization, it is not anticipated that such holders would be required to recharacterize any portion of their gain as ordinary income as a result of the recapture rules.

Investment in the Series A Preferred Units by tax-exempt investors, such as employee benefit plans and individual retirement accounts, and non-U.S. persons raises issues unique to them. Although the issue is not free from doubt, we will treat distributions to non-U.S. holders of the Series A Preferred Units as “effectively connected income” (which will subject holders to U.S. net income taxation and possibly the branch profits tax) that are subject to withholding taxes imposed at the highest effective tax rate applicable to such non-U.S. holders. If the amount of withholding exceeds the amount of U.S. federal income tax actually due, non-U.S. holders may be required to file U.S. federal income tax returns in order to seek a refund of such excess. The treatment of guaranteed payments for the use of capital to tax-exempt investors is not certain and such payments may be treated as unrelated business taxable income for federal income tax purposes.

All holders of our Series A Preferred Units are urged to consult a tax advisor with respect to the consequences of owning our Series A Preferred Units.

We prorate our items of income, gain, loss and deduction for U.S, federal income tax purposes between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.

We prorate our items of income, gain, loss and deduction for U.S. federal income tax purposes between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The U.S. Treasury Department adopted Treasury Regulations allowing a similar monthly simplifying convention. However, such regulations do not specifically authorize the use of the proration method we have adopted. If the IRS were to challenge our proration method, or if new Treasury Regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

A unitholder whose units are loaned to a “short seller” to cover a short sale of units may be considered as having disposed of those units. If so, the unitholder would no longer be treated for federal income tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition.

Because a unitholder whose units are loaned to a “short seller” to cover a short sale of units may be considered as having disposed of the loaned units, the unitholder may no longer be treated for federal income tax purposes as a partner with respect to those units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of our income, gain, loss or deduction with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income. Therefore, unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to consult a tax advisor to discuss whether it is advisable to modify any applicable brokerage account agreements to prohibit their brokers from loaning their units.

We have adopted certain valuation methodologies and monthly conventions for U.S. federal income tax purposes that may result in a shift of income, gain, loss and deduction between our General Partner and our unitholders. The IRS may challenge this treatment, which could adversely affect the value of our units.

When we issue additional units or engage in certain other transactions, we will determine the fair market value of our assets. Although we may from time to time consult with professional appraisers regarding valuation matters, we make many fair market value estimates using a methodology based on the market value of our units as a means to measure the fair market value of our assets. The IRS may challenge these valuation methods and the resulting allocations of income, gain, loss and deduction.

A successful IRS challenge to these methods or allocations could adversely affect the amount, character and timing of taxable income or loss being allocated to our unitholders. It also could affect the amount of taxable gain from our unitholders' sale of units and could have a negative impact on the value of the units or result in audit adjustments to our unitholders' tax returns without the benefit of additional deductions.

If the IRS makes audit adjustments to our income tax returns for tax years beginning after 2017, the IRS (and some states) may collect any resulting taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us, in which case we may require our unitholders and former unitholders to reimburse us for such taxes (including any applicable penalties or interest) or, if we are required to bear such payment, our cash available for distribution to our unitholders could be substantially reduced.

Pursuant to the Bipartisan Budget Act of 2015, if the IRS makes audit adjustments to our income tax returns for tax years beginning after 2017, it may collect any resulting taxes (including any applicable penalties and interest) directly from us. We will generally have the ability to shift any such tax liability to our General Partner and our unitholders in accordance with their interests in us during the year under audit, but there can be no assurance that we will be able to do so (and will choose to do so) under all circumstances, or that we will be able to (or choose to) effect corresponding shifts in state income or similar tax liability resulting from the IRS adjustment in states in which we do business in the year under audit or in the adjustment year. If, we make payments of taxes, penalties and interest resulting from audit adjustments, we may require our unitholders and former unitholders to reimburse us for such taxes (including any applicable penalties or interest) or, if we are required to bear such payment, our cash available for distribution to our unitholders could be substantially reduced.

In the event the IRS makes an audit adjustment to our income tax returns and we do not or cannot shift the liability to our unitholders in accordance with their interests in us during the year under audit, we will generally have the ability to request that the IRS reduce the determined underpayment by reducing the suspended passive loss carryovers of our unitholders (without any compensation from us to such unitholders), to the extent such underpayment is attributable to a net decrease in passive activity losses allocable to certain partners. Such reduction, if approved by the IRS, will be binding on any affected unitholders.

As a result of investing in our units, our unitholders will likely be subject to state and local taxes and return filing requirements in jurisdictions where we operate or own or acquire properties.

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

Compliance with and changes in tax laws could adversely affect our performance.

We are subject to extensive tax laws and regulations, including federal and state income taxes and transactional taxes such as excise, sales/use, payroll, franchise and ad valorem taxes. New tax laws and regulations and changes in existing tax laws and regulations are continuously being enacted that could result in increased tax expenditures in the future. Many of these tax liabilities are subject to audits by the respective taxing authority. These audits may result in additional taxes as well as interest and penalties.

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

In addition, Summit Permian is an associated natural gas gathering and processing system under development in the northern Delaware Basin in southeastern New Mexico. For additional information on our midstream assets and their capacities, see Item 1. Business.

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

In addition, we lease various office space under operating leases to support our operations. Our headquarters are located in The Woodlands, Texas. In addition, we have regional corporate offices in Denver, Colorado; Atlanta, Georgia; Pittsburgh, Pennsylvania; and Dallas, Texas.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our limited partner common units, ticker symbol "SMLP," trade on the NYSE. As of February 16, 2018, there were approximately 7,846 common unitholders, including beneficial owners of common units held in street name. The following table shows the common unit price range, as reported by the NYSE, and the cash distribution paid per common unit for the periods indicated.

	Common unit price range		Cash distribution paid per common
	High	Low	unit (1)
4th Quarter 2017	$21.78	$18.30	$0.575
3rd Quarter 2017	$24.75	$19.15	$0.575
2nd Quarter 2017	$24.50	$21.10	$0.575
1st Quarter 2017	$26.50	$22.00	$0.575

4th Quarter 2016	$25.50	$19.95	$0.575
3rd Quarter 2016	$25.10	$20.88	$0.575
2nd Quarter 2016	$23.85	$15.05	$0.575
1st Quarter 2016	$19.65	$11.06	$0.575

__________

(1) Represents historical distributions based on the quarter in which they were paid.

On January 25, 2018, the Board of Directors of our General Partner declared a distribution of $0.575 per unit for the quarterly period ended December 31, 2017. The distribution, which totaled $45.1 million, was paid on February 14, 2018, to unitholders of record at the close of business on February 7, 2018.

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

•

Although our Partnership Agreement requires us to distribute all of our available cash, our Partnership Agreement, including the provisions requiring us to distribute all of our available cash, may be amended. We can amend our Partnership Agreement with the consent of our General Partner and the approval of a majority of the outstanding common units (including common units beneficially owned by Summit Investments). As of December 31, 2017, Summit Investments, which is the ultimate owner of our General Partner, beneficially owned 25,854,581 common units. In addition, a subsidiary of Energy Capital Partners owned 5,915,827 common units as of December 31, 2017.

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

Our Minimum Quarterly Distribution

Our Partnership Agreement has established an MQD of $0.40 per unit per quarter, or $1.60 per unit per year, to be paid no later than 45 days after the end of each fiscal quarter. Based on all of the units outstanding as of December 31, 2017, our aggregate quarterly MQD is $29.8 million and our aggregate annual MQD is $119.3 million.

Preferred Unit Distributions

In November 2017, we issued 300,000 Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (the “Series A Preferred Units”) representing limited partner interests in the Partnership at a price to the public of $1,000 per unit. We used the net proceeds of $293.2 million (after deducting underwriting discounts and offering expenses) to repay outstanding borrowings under our Revolving Credit Facility.

Distributions on the Series A Preferred Units will be cumulative and compounding and will be payable semi-annually in arrears on the 15th day of each June and December through and including December 15, 2022, and, thereafter, quarterly in arrears on the 15th day of March, June, September and December of each year (each, a “Distribution Payment Date”) to holders of record as of the close of business on the first business day of the month of the applicable Distribution Payment Date, in each case, when, as, and if declared by the General Partner out of legally available funds for such purpose.

The initial distribution rate for the Series A Preferred Units will be 9.50% per annum of the $1,000 liquidation preference per Series A Preferred Unit. On and after December 15, 2022, distributions on the Series A Preferred

Units will accumulate for each distribution period at a percentage of the liquidation preference equal to the three-month LIBOR plus a spread of 7.43%. A pro-rated initial distribution on the Series A Preferred Units was paid on December 15, 2017 in an amount equal to approximately $7.9167 per Series A Preferred Unit, which totaled $2.4 million. See Note 11 for additional details.

Stock Performance Table

The following graph compares the cumulative total unitholder return on our common units since the IPO to the cumulative total return of the S&P 500 Stock Index and the Alerian MLP Index ("AMZX") by assuming $100 was invested in each investment option as of September 28, 2012, the date of the IPO. The Alerian MLP Index is a composite of the 39 most prominent energy master limited partnerships, or MLPs, and is calculated using a float-adjusted, capitalization-weighted methodology.

Issuer Purchases of Equity Securities

We made no repurchases of our common units during the quarter ended December 31, 2017.

Sponsor Purchases of Equity Securities

Our Sponsor made no repurchases of our common units during the quarter ended December 31, 2017.

Equity Compensation Plans

The information relating to SMLP’s equity compensation plans required by Item 5 is included in Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 6. Selected Financial Data.

The selected consolidated financial data presented as of and for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 have been derived from the consolidated financial statements of SMLP.

These financial statements reflect the results of operations of (i) Summit Utica since December 2014; (ii) Tioga Midstream since April 2014; (iii) Ohio Gathering since January 2014; (iv) Mountaineer Midstream since June 2013; (v) Bison Midstream, Polar and Divide and Meadowlark Midstream since February 2013; and (vi) Red Rock Gathering, DFW Midstream and Grand River for all periods presented. SMLP recognized its drop down acquisitions at Summit Investments' historical cost because the acquisitions were executed by entities under common control. The excess of Summit Investments' net investment over consideration paid and recognized for a contributed subsidiary is recognized as an addition to partners' capital, while the excess of consideration paid and recognized over net investment is recognized as a reduction to partners' capital. Due to the common control aspect, we account for drop down transactions on an “as-if pooled” basis for the periods during which common control existed.

The following table presents selected balance sheet and other data as of the date indicated.

	December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per-unit amounts)
Balance sheet data:
Total assets	$2,894,793	$3,115,179	$3,164,672	$3,242,462	$2,282,046
Total long-term debt	1,051,192	1,240,301	1,267,270	1,232,207	772,140
Deferred Purchase Price Obligation	362,959	563,281	—	—	—
Partners' capital	1,389,669	1,169,673	1,747,299	1,830,678	1,395,806

Other data:
Market price per common unit	$20.50	$25.15	$18.73	$38.00	$36.65

The following table presents selected statements of operations and cash flows as well as other financial data for the annual periods indicated.

	Year ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per-unit amounts)
Statements of operations data:
Total revenues	$488,741	$402,362	$400,557	$387,169	$326,160
Total costs and expenses (1)	510,577	290,582	557,735	369,574	257,114
Interest expense	68,131	63,810	59,092	48,586	21,314
Early extinguishment of debt	22,039	—	—	—	—
Deferred Purchase Price Obligation	(200,322)	55,854	—	—	—
Loss from equity method investees (2)	(2,223)	(30,344)	(6,563)	(16,712)	—
Net income (loss)	86,050	(38,187)	(222,228)	(47,368)	47,008
Earnings (loss) per limited partner unit:
Common unit - basic	$0.99	$(0.71)	$(3.20)	$(0.49)	$0.86
Common unit - diluted	0.98	(0.71)	(3.20)	(0.49)	0.86
Subordinated unit - basic and diluted (3)			(2.88)	(0.44)	0.79

Statements of cash flows data:
Capital expenditures	$124,215	$142,719	$272,225	$343,380	$249,626
Acquisition capital expenditures (4)	—	866,858	288,618	315,872	458,914

Other financial data:
Distributions declared per unit (5)	$2.300	$2.300	$2.270	$2.040	$1.725

__________

(1) Includes (i) long-lived asset impairments of $101.9 million and contract intangible asset impairments of $85.2 million in 2017, (ii) goodwill impairments of $248.9 million and environmental remediation expenses of $21.8 million in 2015 and (iii) goodwill impairments of $54.2 million in 2014. See Notes 4, 5, 6 and 15 to the consolidated financial statements.

(2) Includes our 40% share, or $1.4 million impairment loss recognized by Ohio Gathering in December 2017.

(3) The subordination period ended on February 16, 2016 and all 24,409,850 subordinated units converted to common units on a one-for-one basis.

(4) Reflects cash and noncash consideration, including working capital and capital expenditure adjustments paid (received), for acquisitions and/or drop downs (see Notes 11 and 16 to the consolidated financial statements).

(5) Represents distributions declared in a given period. For example, for the year ended December 31, 2017, represents the distributions declared in February 2017, in May 2017, in August 2017 and in November 2017.

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

Our financial results are driven primarily by volume throughput and expense management. We generate the majority of our revenues from the gathering, treating and processing services that we provide to our customers. A substantial majority of the volumes that we gather, treat and/or process have a fixed-fee rate structure thereby enhancing the stability of our cash flows by providing a revenue stream that is not subject to direct commodity price risk. We also earn revenues from (i) the sale of physical natural gas and/or NGLs purchased under percentage-of-proceeds arrangements with certain of our customers on the Bison Midstream and Grand River systems, (ii) natural gas and crude oil marketing services in and around our gathering systems, (iii) the sale of natural gas we retain from certain DFW Midstream system customers and (iv) the sale of condensate we retain from our gathering services at Grand River. These additional activities, which expose us to direct commodity price risk, accounted for less than 14% of total revenues during the year ended December 31, 2017. We expect our natural gas and crude oil marketing services to increase in future periods resulting in a higher exposure to direct commodity price risk.

We also have indirect exposure to changes in commodity prices in that persistently low commodity prices may cause our customers to delay and/or cancel drilling and/or completion activities or temporarily shut-in production, which would reduce the volumes of natural gas and crude oil (and associated volumes of produced water) that we gather. If certain of our customers cancel or delay drilling and/or completion activities or temporarily shut-in production, the associated MVCs, if any, ensure that we will recognize a minimum amount of revenue.

The following table presents certain consolidated and reportable segment financial data. For additional information on our reportable segments, see the "Segment Overview for the Years Ended December 31, 2017, 2016 and 2015" section herein.

	Year ended December 31,
	2017	2016	2015
	(In thousands)
Net income (loss)	$86,050	$(38,187)	$(222,228)
Reportable segment adjusted EBITDA
Utica Shale	$34,011	$21,035	$2,206
Ohio Gathering	41,246	45,602	33,667
Williston Basin	66,413	79,475	34,008
Piceance/DJ Basins	117,737	109,241	110,222
Barnett Shale	46,232	54,634	59,526
Marcellus Shale	23,888	19,203	23,214

Net cash provided by operating activities	$237,832	$230,495	$191,375
Acquisitions of gathering systems (1)	—	866,858	288,618
Capital expenditures (2)	124,215	142,719	272,225
Contributions to equity method investees	25,513	31,582	86,200

Distributions to unitholders	$181,478	$167,504	$152,074
Issuance of senior notes	500,000	—	—
Tender and redemption of senior notes	(300,000)	—	—
Net (repayments) borrowings under Revolving Credit Facility	(387,000)	316,000	216,000
Proceeds from underwritten issuance of common units, net of costs (3)	—	125,233	221,977
Proceeds from issuance of Series A preferred units, net of costs (4)	293,238	—	—
Proceeds from ATM Program common unit issuances, net of costs	17,078	—	—

(1) Reflects cash and noncash consideration, including working capital and capital expenditure adjustments paid (received), for acquisitions and/or drop downs (see Note 16 to the consolidated financial statements).

(2) See "Liquidity and Capital Resources" herein and Note 3 to the consolidated financial statements for additional information on capital expenditures.

(3) Reflects proceeds from underwritten primary offerings.

(4) Reflects proceeds from the issuance of Series A preferred units.

Year ended December 31, 2017. The following items are reflected in our financial results:

•

In February 2017, we completed a public offering of $500.0 million principal amount of 5.75% Senior Notes. Concurrent with and following the offering, we initiated a tender offer for the outstanding 7.5% Senior Notes. All remaining 7.5% Senior Notes were redeemed on March 18, 2017, with payment made on March 20, 2017. We used the proceeds from the issuance of the 5.75% Senior Notes to (i) fund the repurchase of the outstanding $300.0 million principal amount of 7.5% Senior Notes, (ii) pay redemption and call premiums on the 7.5% Senior Notes totaling $17.9 million and (iii) pay $172.0 million of the balance outstanding under our Revolving Credit Facility.

•

In March 2017, we recognized $37.7 million of gathering services and related fees revenue that had been previously deferred, and recorded on our consolidated balance sheet as deferred revenue, in connection with an MVC arrangement with a certain Williston Basin customer, for which we determined we had no further performance obligations. We include the effect of adjustments related to MVC shortfall payments in our definition of segment adjusted EBITDA. As such, the Williston Basin segment adjusted EBITDA was not impacted because the revenue recognition was offset by the associated adjustments related to MVC shortfall payments for this customer (see Note 8 to the consolidated financial statements).

•

In November 2017, we issued 300,000 Series A Preferred Units representing limited partner interests in the Partnership at a price of $1,000 per unit. We used the net proceeds of $293.2 million to repay outstanding borrowings under our Revolving Credit Facility.

•

In 2017, we updated the Deferred Purchase Price Obligation based on management’s estimate of forecasted Business Adjusted EBITDA (see Note 16 to the consolidated financial statements) and capital expenditures for the 2016 Drop Down Assets. The decrease was primarily attributable to lower expected Business Adjusted EBITDA in 2018 and 2019 associated with the 2016 Drop Down Assets partially offset by lower estimated capital expenditures. The revision in estimated Business Adjusted EBITDA and estimated capital expenditures reflects a slower expected pace of drilling and completion activities from our customers, particularly in the Utica Shale in 2018 and 2019. As of December 31, 2017, we estimated the undiscounted future value of the Deferred Purchase Price Obligation to be approximately $454.4 million. As a result of revisions in these estimates, the estimated undiscounted future payment obligation decreased by $375.9 million relative to the estimate as of December 31, 2016. The revised estimates had a favorable impact on our consolidated statements of operations for the year ended December 31, 2017.

•

In December 2017, in connection with certain strategic initiatives, we performed a financial review of certain assets within the Williston Basin reporting segment. This resulted in a triggering event that required us to perform a recoverability test. Based on the results of the test, we concluded that the carrying value of certain intangible and long-lived assets relating to the Bison Midstream system in the Williston Basin were not fully recoverable and we recorded an impairment charge of $187.1 million.

Year ended December 31, 2016. The following items are reflected in our financial results:

•

In March 2016, we acquired the 2016 Drop Down Assets from a subsidiary of Summit Investments. We funded the drop down with borrowings under our Revolving Credit Facility and the execution of the Deferred Purchase Price Obligation with Summit Investments (see Notes 11 and 16 to the consolidated financial statements).

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

Natural gas, NGL and crude oil supply and demand dynamics.  Natural gas continues to be a critical component of energy supply and demand in the United States. The average spot price of natural gas increased during 2017 relative to 2016. The average daily Henry Hub Natural Gas Spot Price was $2.99 per one million British Thermal Units ("MMBtu") during 2017, compared with $2.52 per MMBtu during 2016. Henry Hub closed at $3.69 per MMBtu on December 29, 2017. Despite these modest gains, natural gas prices continue to trade at lower-than-average historical prices due in part to increased natural gas production and the amount of natural gas in storage in the continental United States. In the near term, we believe that until the supply of natural gas in storage has been reduced, natural gas prices are likely to remain constrained. Over the long term, we believe that the prospects for continued natural gas demand are favorable and will be driven primarily by global population and economic growth, as well as the continued displacement of coal-fired electricity generation by natural gas-fired electricity generation.

In addition, certain of our gathering systems are directly affected by crude oil supply and demand dynamics. Crude oil prices continued to increase during 2016 and 2017, with the average daily West Texas Intermediate ("WTI") crude oil spot price increasing from an average $43.29 per barrel during 2016 to an average of $50.80 per barrel during 2017, representing a 17% increase. WTI closed at $60.46 per barrel on December 29, 2017. In response to the increase in crude oil prices, the number of active crude oil drilling rigs in the continental United States increased from 525 in December 2016 to 747 in December 2017, according to Baker Hughes. Over the next several years, we expect that crude oil prices will rebound sufficiently to support continued drilling and increasing production in the Bakken Shale, Eagle Ford Shale, Permian Basin and Niobrara Shale.

Growth in production from U.S. shale plays. Over the past several years, natural gas production from unconventional shale resources has increased significantly due to advances in technology that allow producers to extract significant volumes of natural gas from unconventional shale plays on favorable economic terms relative to most conventional plays. In recent years, a number of producers and their joint venture partners, including large international operators, industrial manufacturers and private equity sponsors, have committed significant capital to the development of these unconventional resources, including the Piceance, Barnett, Bakken, Marcellus, Utica and Delaware Basin shale plays in which we operate, and we believe that these long-term capital investments will support sustained drilling activity in unconventional shale plays.

Rate of growth in production from U.S. shale plays.  Some of our producer customers have adjusted their drilling and completion activities and schedules to manage drilling and completion costs at levels that are achievable using cash flow generated from the underlying operations. Historically, as part of a strategy to accelerate production growth, these producers would raise capital to fund drilling and completion costs in excess of the cash flows generated from their underlying assets. We expect that certain of our producers will continue to adopt and implement this revised strategy, which will likely result in a slower pace of growth in production across many of our systems relative to management’s previous expectations. This dynamic is a significant contributing factor to our downward revision in the estimated undiscounted value of the Deferred Payment as of December 31, 2017 relative to our estimate as of December 31, 2016.

Capital markets availability and cost of capital.  Credit markets improved substantially throughout 2017, as borrowing costs were lower relative to the levels generally experienced during the 2008 global financial crisis for virtually all energy industry-related borrowers. The credit market trends in the crude oil and natural gas industry during 2016 were unique relative to the broader economy. While borrowing costs came down for the oil and natural gas industry as a whole, the Federal Reserve raised its benchmark federal-funds rate from 0.50% and 0.75% in December 2016 to a range between 1.25% and 1.50% in December 2017. The Federal Reserve also announced its intent to continue to raise interest rates gradually in the future, to the extent that economic growth continues. Capital markets conditions, including but not limited to availability and higher borrowing costs, could affect our ability to access the debt capital markets to the extent necessary to fund our future growth. In addition, interest rates on future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. Although this could limit our ability to raise debt capital on acceptable terms, we expect to remain competitive with respect to acquisitions and capital projects, as our peers and competitors would likely face similar circumstances.

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

How We Evaluate Our Operations

We conduct and report our operations in the midstream energy industry through six reportable segments. We evaluate our business operations each reporting period to determine whether any of our gathering system operating segments in which we internally report financial information are considered significant and would require us to separately disclose certain segment financial information in our external reporting. As a result of our evaluation during the second quarter of 2017, we determined that both the Summit Utica natural gas gathering system and the Ohio Gathering natural gas gathering system, each previously reported within the Utica Shale reportable segment, were and are expected to continue to be significant operating segments. As such, we modified our current segments in the second quarter of 2017 such that the Utica Shale reportable segment includes the Summit Utica gathering system and the Ohio Gathering reportable segment includes our ownership interest in OGC and OCC. For the year ended December 31, 2017, we have disclosed the required segment information for Summit Utica and Ohio Gathering and the periods prior have been recast to reflect this change. Our reportable segments are as follows:

•	the Utica Shale, which is served by Summit Utica;
•	Ohio Gathering, which includes our ownership interest in OGC and OCC;

•	the Williston Basin, which is served by Polar and Divide, Tioga Midstream and Bison Midstream;
•	the Piceance/DJ Basins, which is served by Grand River and Niobrara G&P;
•	the Barnett Shale, which is served by DFW Midstream; and
•	the Marcellus Shale, which is served by Mountaineer Midstream.

Each of our reportable segments provides midstream services in a specific geographic area. Capital expenditures attributable to the ongoing development of Summit Permian is included in Corporate and Other. Our reportable segments reflect the way in which we internally report the financial information used to make decisions and allocate resources in connection with our operations (see Note 3 to the consolidated financial statements).

Our management uses a variety of financial and operational metrics to analyze our consolidated and segment performance. We view these metrics as important factors in evaluating our profitability and determining the amounts of cash distributions to pay to our unitholders. These metrics include:

•	throughput volume;
•	revenues;
•	operation and maintenance expenses; and
•	segment adjusted EBITDA.

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

Additional Information.  For additional information, see the "Results of Operations" section herein and the notes to the consolidated financial statements. For information on pending accounting changes that are expected to materially impact our financial results reported in future periods, see Note 2 to the consolidated financial statements.

Results of Operations

Our financial results are recognized as follows:

Gathering services and related fees.  Revenue earned from the gathering, treating and processing services that we provide to our natural gas and crude oil producer customers.

Natural gas, NGLs and condensate sales.  Revenue earned from (i) the sale of physical natural gas and/or NGLs purchased under percentage-of-proceeds arrangements with certain of our customers on the Bison Midstream and Grand River systems, (ii) natural gas and crude oil marketing services in and around our gathering systems, (iii) the sale of natural gas we retain from certain DFW Midstream system customers and (iv) the sale of condensate we retain from our gathering services at Grand River.

Other revenues.  Revenue earned primarily from (i) certain costs for which our Bison Midstream and Grand River customers have agreed to reimburse us and (ii) connection fees for customers of the Polar and Divide system.

Cost of natural gas and NGLs.  The cost of natural gas and NGLs represents (i) the costs associated with the percent-of-proceeds arrangements under which we sell natural gas and NGLs purchased from certain of our customers on the Bison Midstream and Grand River systems and (ii) the purchase of natural gas and NGLs associated with marketing activity surrounding our natural gas-related operations.

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

Deferred Purchase Price Obligation.  Represents the change in fair value associated with the Deferred Purchase Price Obligation.

Income tax expense or benefit.  Represents the expense or benefit associated with the Texas Margin Tax.

Income or loss from equity method investees.  Represents the income or loss associated with our ownership interest in Ohio Gathering.

Consolidated Overview for the Years Ended December 31, 2017, 2016 and 2015

The following table presents certain consolidated data and volume throughput for the years ended December 31.

	Year ended December 31,			Percentage Change
	2017	2016	2015	2017 v. 2016	2016 v. 2015
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$394,427	$345,961	$337,819	14%	2%
Natural gas, NGLs and condensate sales	68,459	35,833	42,079	91%	(15%)
Other revenues	25,855	20,568	20,659	26%	—%
Total revenues	488,741	402,362	400,557	21%	—%
Costs and expenses:
Cost of natural gas and NGLs	57,237	27,421	31,398	109%	(13%)
Operation and maintenance	93,882	95,334	94,986	(2%)	—%
General and administrative	54,681	52,410	45,108	4%	16%
Depreciation and amortization	115,475	112,239	105,117	3%	7%
Transaction costs	73	1,321	1,342	(94%)	(2%)
Environmental remediation	—	—	21,800	*	*
Loss (gain) on asset sales, net	527	93	(172)	*	*
Long-lived asset impairment	188,702	1,764	9,305	*	*
Goodwill impairment	—	—	248,851	*	*
Total costs and expenses	510,577	290,582	557,735	76%	(48%)
Other income	298	116	2	*	*
Interest expense	(68,131)	(63,810)	(59,092)	7%	8%
Early extinguishment of debt	(22,039)	—	—	*	*
Deferred Purchase Price Obligation	200,322	(55,854)	—	*	*
Income (loss) before income taxes and loss from equity method investees	88,614	(7,768)	(216,268)	*	*
Income tax (expense) benefit	(341)	(75)	603	*	*
Loss from equity method investees	(2,223)	(30,344)	(6,563)	93%	*
Net income (loss)	$86,050	$(38,187)	$(222,228)	*	83%

Volume throughput (1):
Aggregate average daily throughput - natural gas (MMcf/d)	1,748	1,528	1,499	14%	2%
Aggregate average daily throughput - liquids (Mbbl/d)	75.2	88.9	67.7	(15%)	31%

* Not considered meaningful

(1) Exclusive of volume throughput for Ohio Gathering. For additional information, see the "Ohio Gathering" section herein.

Volumes – Gas.  Natural gas throughput volumes increased 220 MMcf/d during the year ended December 31, 2017, as compared to the prior year, primarily reflecting:

•	a volume throughput increase of 179 MMcf/d for the Utica Shale segment.
•	a volume throughput increase of 87 MMcf/d for the Marcellus Shale segment.
•	a volume throughput decrease of 52 MMcf/d for the Barnett Shale segment.

Natural gas throughput volumes increased 29 MMcf/d during the year ended December 31, 2016, as compared to prior year, primarily reflected:

•	a volume throughput increase of 149 MMcf/d for the Utica Shale segment.
•	a volume throughput decrease of 63 MMcf/d for the Marcellus Shale segment.
•	a volume throughput decrease of 33 MMcf/d for the Barnett Shale segment.
•	a volume throughput decrease of 23 MMcf/d for the Piceance/DJ Basins segment.

For additional information on volumes, see the "Segment Overview for the Years Ended December 31, 2017, 2016 and 2015" section herein.

Volumes – Liquids. Crude oil and produced water throughput volumes at the Williston segment decreased 13.7 Mbbl/d during the year ended December 31, 2017, as compared to the prior year, primarily reflecting natural production declines and decreased drilling and completion activity.

Crude oil and produced water throughput volumes increased 21.2 Mbbl/d during the year ended December 31, 2016, as compared to the prior year, primarily reflected the continued development of the Polar and Divide and Tioga Midstream systems, new pad site connections and producers' ongoing drilling activity, partially offset by the second quarter 2016 impact of certain customers shutting in existing production while completion activities occurred.

Revenues.  Total revenues increased $86.4 million, during the year ended December 31, 2017, as compared to the prior year, primarily reflecting:

•	the recognition of $37.7 million of previously deferred revenue related to a certain Williston Basin customer.
•	the recognition of $2.6 million of business interruption recoveries for the Williston Basin segment.
•

a $22.9 million increase in natural gas, NGLs and condensate sales attributable to increased marketing activity surrounding our natural gas-related operations and the impact of higher comparative commodity pricing.

•	a $14.6 million increase for the Utica Shale segment due to the ongoing development of the Summit Utica system, including the commissioning of the TPL-7 connector project in late March 2017.
•	a $13.6 million increase in natural gas, NGLs and condensate sales attributable to the impact of higher comparative commodity pricing in the Williston Basin and Piceance/DJ Basins segments.
•	a $4.3 million increase for the Marcellus Shale segment primarily as a result of higher volumes generated by increased drilling and completion activity.
•	an $8.3 million decrease for the Barnett Shale segment largely as a result of natural production declines and reduced drilling activity on the DFW Midstream system.

Total revenues increased $1.8 million, during the year ended December 31, 2016, as compared to the prior year, primarily reflected:

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

Gathering Services and Related Fees. Gathering services and related fees increased $48.5 million during the year ended December 31, 2017, as compared to the prior year, primarily reflecting:

•	the recognition of $37.7 million of previously deferred revenue related to a certain Williston Basin customer.
•	the recognition of $2.6 million of business interruption recoveries for the Williston Basin segment.
•	a $14.6 million increase for the Utica Shale segment due to the ongoing development of the Summit Utica system, including the commissioning of the TPL-7 connector project in late March 2017.
•	a $9.5 million decrease for the Williston Basin segment primarily due to natural production declines and reduced drilling and completion activity on the Polar and Divide system.
•	a $10.6 million decrease for the Barnett Shale segment largely as a result of natural production declines and reduced drilling activity on the DFW Midstream system.

Gathering services and related fees increased $8.1 million during the year ended December 31, 2016, as compared to the prior year, primarily reflected:

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

Natural Gas, NGLs and Condensate Sales. Natural gas, NGLs and condensate sales increased $32.6 million during the year ended December 31, 2017, as compared to the prior period, primarily reflecting the addition of natural gas and crude oil marketing services provided for the Piceance/DJ Basins and Barnett Shale segments and the impact of higher comparative commodity pricing and throughput of NGLs on our Williston Basin and Piceance/DJ Basins segments.

Natural gas, NGLs and condensate sales decreased $6.2 million during the year ended December 31, 2016 primarily reflected the impact on pricing and throughput of lower commodity prices on our Williston Basin, Piceance/DJ Basins and Barnett Shale segments, which in turn impacted volume throughput as well as the associated sales, during the first half of 2016.

Costs and Expenses. Total costs and expenses increased $220.0 million during the year ended December 31, 2017, as compared to the prior period, primarily reflecting:

•	the 2017 recognition of $187.1 million of certain intangible and long-lived asset impairments relating to the Bison Midstream system in the Williston Basin segment.
•

a $19.3 million increase in cost of natural gas and NGLs driven by higher natural gas marketing volumes due to increased marketing activity surrounding our natural gas-related operations and the impact of higher comparative commodity pricing.

•

a $9.6 million increase in cost of natural gas and NGLs primarily for the Williston Basin segment due to the impact of increasing commodity prices on the percent-of-proceeds activity for the Bison Midstream system.

•	a $3.2 million increase in depreciation and amortization primarily driven by an increase in assets placed into service in the Summit Utica system.

Total costs and expenses decreased $267.2 million, or 48%, for the year ended December 31, 2016, as compared to the prior year, primarily reflected:

•	the 2015 recognition of $248.9 million of goodwill impairments for the Williston Basin and Piceance/DJ Basins segments.
•	the 2015 recognition of a $21.8 million environmental remediation accrual for assets contributed to Polar and Divide in connection with the 2016 Drop Down.
•	a $7.5 million decrease in long-lived asset impairments, primarily for the Williston Basin segment.
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

Cost of Natural Gas and NGLs. Cost of natural gas and NGLs increased $29.8 million during the year ended December 31, 2017, as compared to the prior period. The increase was attributable to a $19.3 million increase in purchases associated with our natural gas and crude oil marketing services and an increase due to higher comparative commodity pricing and throughput of NGLs on our Williston Basin and Piceance/DJ Basins segments and the associated impact on (i) our percent-of-proceeds arrangements for the Bison Midstream system and (ii) our percent-of-proceeds arrangements and condensate sales for the Grand River system.

Cost of natural gas and NGLs decreased $4.0 million during the year ended December 31, 2016, as compared to the prior period, which largely reflected the impact on pricing and throughput of lower comparative commodity prices on our Williston Basin and Piceance/DJ Basins segments during the first half of 2016 and the associated impact on (i) our percent-of-proceeds arrangements for the Bison Midstream system and (ii) our percent-of-proceeds arrangements and condensate sales for the Grand River system.

Operation and Maintenance. Operation and maintenance expense decreased $1.5 million during the year ended December 31, 2017, as compared to the prior period primarily due to a decrease in expenses that we pass through to our customers. The decrease was primarily a result of lower volume throughput in the Williston Basin and Barnett Shale segments.

Operation and maintenance expense increased $0.3 million during the year ended December 31, 2016 primarily reflecting (i) overall increases for Utica Shale and Williston Basin segments, primarily as a result of the development of the Summit Utica, Tioga Midstream and Polar and Divide systems and (ii) an increase for the Marcellus Shale segment for expenses associated with repairs to rights-of-ways on the Mountaineer Midstream system.  The impact of these items was partially offset by declines for the Piceance/DJ Basins and Barnett Shale segments.

General and Administrative. General and administrative expense increased $2.3 million during the year ended December 31, 2017, as compared to the prior period, primarily reflecting an increase in salaries and benefits as a result of increased headcount.

General and administrative expense increased $7.3 million during the year ended December 31, 2016 primarily reflecting an increase in expenses for salaries, benefits and incentive compensation. For additional information, see the "Corporate and Other Overview of the Years Ended December 31, 2017, 2016 and 2015" sections herein.

Depreciation and Amortization. The increase in depreciation and amortization expense during 2017 was largely driven by an increase in assets placed into service in the Summit Utica system. The increase in depreciation and amortization expense during 2016 was largely driven by an increase in assets placed into service.

Transaction Costs. Transaction costs recognized during the year ended December 31, 2016 primarily relate to financial and legal advisory costs associated with the 2016 Drop Down. Transaction costs recognized during the year ended December 31, 2015 primarily relate to financial and legal advisory costs associated with the Polar and Divide Drop Down. Transaction costs in 2015 also include financial and legal advisory expenses incurred by Summit Investments for third-party acquisitions that were allocated to us in connection with the 2016 Drop Down.

Interest Expense. The increase in interest expense during the year ended December 31, 2017, as compared to the prior period, was primarily driven by the interest associated with issuance of the $500.0 million principal 5.75% Senior Notes and an increase in the interest rate on the Revolving Credit Facility. These increases were partially offset by (i) the tender and redemption of the $300.0 million principal 7.5% Senior Notes, (ii) a lower outstanding balance on the Revolving Credit Facility and (iii) the issuance of 300,000 Series A Preferred Units in November 2017 whereby the net proceeds were used to repay outstanding borrowings under our Revolving Credit Facility.

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

Early Extinguishment of Debt. The early extinguishment of debt recognized during 2017 was driven by the tender and redemption of the $300.0 million principal 7.5% Senior Notes.

Deferred Purchase Price Obligation. In 2017, we updated the Deferred Purchase Price Obligation based on management’s estimate of forecasted Business Adjusted EBITDA and capital expenditures for the 2016 Drop Down Assets. The decrease was primarily attributable to lower expected Business Adjusted EBITDA in 2018 and 2019 associated with the 2016 Drop Down Assets, partially offset by lower estimated capital expenditures. The revision in estimated Business Adjusted EBITDA and estimated capital expenditures reflects a slower expected pace of drilling and completion activities from our customers, particularly in the Utica Shale in 2018 and 2019. As of December 31, 2017, we estimated the undiscounted future value of the Deferred Purchase Price Obligation to be approximately $454.4 million. As a result of revisions in these estimates, the estimated undiscounted future payment obligation decreased by $375.9 million relative to the estimate as of December 31, 2016. The revised estimates had a favorable impact on our consolidated statements of operations for the year ended December 31, 2017.

The Deferred Purchase Price Obligation recognized in 2016 relates to our March 2016 issuance of the deferred payment in connection with the 2016 Drop Down (see Notes 2 and 16 to the consolidated financial statements).

For additional information, see the "Segment Overview for the Years Ended December 31, 2017, 2016 and 2015" and "Corporate and Other Overview for the Years Ended December 31, 2017, 2016 and 2015" sections herein.

Segment Overview for the Years Ended December 31, 2017, 2016 and 2015

Utica Shale. The Utica Shale reportable segment includes the Summit Utica system. Volume throughput for our Summit Utica system follows.

	Utica Shale
	Year ended December 31,			Percentage Change
	2017	2016	2015	2017 v. 2016	2016 v. 2015
Average daily throughput (MMcf/d)	365	186	37	96%	*

* Not considered meaningful

Volume throughput increased during 2017 and 2016 due to the ongoing development of the Summit Utica system and completion of new wells during the second half of 2016 and 2017. In late March 2017, we commissioned the TPL-7 connector project which contributed to increased volumes compared to the prior period.

Financial data for our Utica Shale reportable segment follows.

	Utica Shale
	Year ended December 31,			Percentage Change
	2017	2016	2015	2017 v. 2016	2016 v. 2015
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$38,907	$24,263	$4,700	60%	*
Total revenues	38,907	24,263	4,700	60%	*
Costs and expenses:
Operation and maintenance	4,487	2,280	1,017	97%	124%
General and administrative	409	948	1,477	(57%)	(36%)
Depreciation and amortization	7,009	4,331	1,417	62%	*
Loss (gain) on asset sales, net	542	(4)	—	*	*
Long-lived asset impairment	878	—	—	*	*
Total costs and expenses	13,325	7,555	3,911	76%	93%
Add:
Depreciation and amortization	7,009	4,331	1,417
Loss (gain) on asset sales, net	542	(4)	—
Long-lived asset impairment	878	—	—
Segment adjusted EBITDA	$34,011	$21,035	$2,206	62%	*

* Not considered meaningful

Year ended December 31, 2017. Segment adjusted EBITDA increased $13.0 million during 2017, compared to the prior period, primarily reflecting:

•

a $14.6 million increase in gathering services and related fees primarily due to the increase in volume throughput from completion of new wells on the system and commissioning of the TPL-7 connector project in late March 2017.

•

a $2.2 million increase in operation and maintenance expense primarily due to the increase in rights-of-way maintenance, the addition of leasing compression services and increase in direct labor costs.

Other items to note:

•	Depreciation and amortization increased over 2016, compared to the prior period, as a result of placing assets into service.

Year ended December 31, 2016. Segment adjusted EBITDA increased $18.8 million during 2016 primarily reflecting:

•	a $19.6 million increase in gathering services and related fees as a result of the growth and development of the Summit Utica system.

Other items to note:

•	Depreciation and amortization increased over 2015 as a result of placing assets into service at the Summit Utica system.

Ohio Gathering. The Ohio Gathering reportable segment includes OGC and OCC. We account for our investment in Ohio Gathering using the equity method. We recognize our proportionate share of earnings or loss in net income on a one-month lag based on the financial information available to us during the reporting period.

Gross volume throughput for Ohio Gathering, based on a one-month lag follows.

	Ohio Gathering
	Year ended December 31,			Percentage Change
	2017	2016	2015	2017 v. 2016	2016 v. 2015
Average daily throughput (MMcf/d)	766	865	645	(11%)	34%

Volume throughput for the Ohio Gathering system decreased during 2017, compared to the prior period, primarily as a result of natural production declines and decreased drilling and completion activity. The decrease was partially offset by increased volumes associated with the installation of additional compression in the dry gas window beginning in March 2017.

Volume throughput for the Ohio Gathering system increased during 2016, compared to the prior period, primarily as a result of increased drilling and completion activity.

Financial data for our Ohio Gathering reportable segment, based on a one-month lag follows.

	Ohio Gathering
	Year ended December 31,			Percentage Change
	2017	2016	2015	2017 v. 2016	2016 v. 2015
	(Dollars in thousands)
Proportional adjusted EBITDA for equity method investees	$41,246	$45,602	$33,667	(10%)	35%
Segment adjusted EBITDA	$41,246	$45,602	$33,667	(10%)	35%

Year ended December 31, 2017.  Segment adjusted EBITDA for equity method investees decreased $4.4 million during 2017, compared to the prior period, primarily due to natural production declines and decreased drilling and completion activity, partially offset by increased volumes associated with the installation of additional compression in the dry gas window beginning in March 2017.

Year ended December 31, 2016.  Segment adjusted EBITDA increased $11.9 million during 2016, compared to the prior period, primarily reflecting an increase in our proportional share of Ohio Gathering's adjusted EBITDA primarily due to growth and development in the first half of 2016.  Volume growth decelerated for both OGC and OCC beginning in the third quarter of 2016, thereby slowing the year-over-year overall increase.

Williston Basin. The Polar and Divide, Tioga Midstream and Bison Midstream systems provide our midstream services for the Williston Basin reportable segment. Volume throughput for our Williston Basin reportable segment follows.

	Williston Basin
	Year ended December 31,			Percentage Change
	2017	2016	2015	2017 v. 2016	2016 v. 2015
Aggregate average daily throughput - natural gas (MMcf/d)	19	22	23	(14%)	(4%)

Aggregate average daily throughput - liquids (Mbbl/d)	75.2	88.9	67.7	(15%)	31%

Natural gas. Natural gas volume throughput decreased during 2017, compared to the prior period, largely reflecting natural production declines.

Natural gas volume throughput remained flat during 2016, compared to the prior period, largely reflecting the offsetting effects of the growth of the Tioga Midstream system throughout 2015 and into the first quarter of 2016 and lower volume throughput on the Bison Midstream system.

Liquids. The decrease in liquids volume throughput during 2017 largely reflected natural production declines and decreased drilling and completion activity.

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

Financial data for our Williston Basin reportable segment follows.

	Williston Basin
	Year ended December 31,			Percentage Change
	2017	2016	2015	2017 v. 2016	2016 v. 2015
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$120,717	$89,962	$62,899	34%	43%
Natural gas, NGLs and condensate sales	29,724	20,158	23,525	47%	(14%)
Other revenues	11,062	12,054	12,505	(8%)	(4%)
Total revenues	161,503	122,174	98,929	32%	23%
Costs and expenses:
Cost of natural gas and NGLs	30,004	20,384	23,090	47%	(12%)
Operation and maintenance	25,058	28,430	26,586	(12%)	7%
General and administrative	2,335	2,576	5,400	(9%)	(52%)
Depreciation and amortization	33,772	33,676	31,376	—%	7%
Environmental remediation	—	—	21,800	*	*
(Gain) loss on asset sales, net	(22)	88	5	*	*
Long-lived asset impairment	187,127	569	7,554	*	*
Goodwill impairment	—	—	203,373	*	*
Total costs and expenses	278,274	85,723	319,184	*	(73%)
Add:
Depreciation and amortization	33,772	33,676	31,376
Adjustments related to MVC shortfall payments	(37,693)	8,691	11,870
Unit-based compensation	—	—	85
(Gain) loss on asset sales, net	(22)	88	5
Long-lived asset impairment	187,127	569	7,554
Goodwill impairment	—	—	203,373
Segment adjusted EBITDA	$66,413	$79,475	$34,008	(16%)	134%

* Not considered meaningful

Year ended December 31, 2017. Segment adjusted EBITDA decreased $13.1 million during 2017, compared to the prior period primarily reflecting:

•

a decrease in liquids volumes and a $3.3 million reduction in MVC shortfall payments, partially offset by $2.6 million of business interruption recoveries and the recognition of $1.6 million in gathering services and related fees relating to previously billed but unearned revenue in the second quarter of 2017.

•	a benefit in 2016 from the recognition of $1.1 million in gathering services and related fees related to a settlement with a certain Williston Basin segment customer.

Other items to note:

•

In the fourth quarter of 2017, we impaired certain long-lived assets and contract intangible assets relating to the Bison Midstream system in the Williston Basin (see Notes 4 and 5 to the consolidated financial statements). These impairments had no impact on segment adjusted EBITDA for the year ended December 31, 2017.

•

The adjustments related to MVC shortfall payments for 2017 is primarily driven by the recognition of $37.7 million of gathering services and related fees revenue that had been previously deferred, and recorded on our consolidated balance sheet as deferred revenue, in connection with an MVC arrangement with a certain Williston Basin customer, for which we determined we had no further performance obligations. As a result, the increase in gathering services and related fees compared with the first half of 2016 was offset by the change in adjustments related to MVC shortfall payments, with no impact on segment adjusted EBITDA (see Note 8 to the consolidated financial statements).

Year ended December 31, 2016. Segment adjusted EBITDA increased $45.5 million during 2016, compared to the prior period, primarily reflecting:

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

•

a $2.8 million decrease in general and administrative expense largely as a result of a higher allocation of certain corporate general and administrative expenses in 2015 for both the Polar and Divide and Tioga Midstream systems (see the "Corporate and Other Overview for the Years Ended December 31, 2017, 2016 and 2015—General and Administrative" section herein).

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

Piceance/DJ Basins.  The Grand River and Niobrara G&P systems provide midstream services for the Piceance/DJ Basins reportable segment. Volume throughput for our Piceance/DJ Basins reportable segment follows.

	Piceance/DJ Basins
	Year ended December 31,			Percentage Change
	2017	2016	2015	2017 v. 2016	2016 v. 2015
Aggregate average daily throughput (MMcf/d)	595	586	609	2%	(4%)

Volume throughput increased during 2017, compared to the prior period, despite the continued suspended drilling activities by one of Grand River’s key customers, primarily as a result of ongoing drilling and completion activity across our gathering footprint.

Volume throughput decreased during 2016, compared to the prior period, primarily as a result of the continued suspension of drilling activities by one of Grand River's key customers and the resulting natural declines from existing production. The impact of these decreases was partially offset by an increase in volume throughput by other producer customers.

Financial data for our Piceance/DJ Basins reportable segment follows.

	Piceance/DJ Basins
	Year ended December 31,			Percentage Change
	2017	2016	2015	2017 v. 2016	2016 v. 2015
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$145,752	$133,436	$161,291	9%	(17%)
Natural gas, NGLs and condensate sales	13,850	9,808	11,854	41%	(17%)
Other revenues	7,151	6,659	7,273	7%	(8%)
Total revenues	166,753	149,903	180,418	11%	(17%)
Costs and expenses:
Cost of natural gas and NGLs	7,969	7,082	8,308	13%	(15%)
Operation and maintenance	35,144	33,524	36,674	5%	(9%)
General and administrative	2,835	3,027	3,624	(6%)	(16%)
Depreciation and amortization	48,925	49,140	47,433	—%	4%
Loss (gain) on asset sales, net	3	9	(190)	(67%)	*
Long-lived asset impairment	697	—	1,220	*	*
Goodwill impairment	—	—	45,478	*	*
Total costs and expenses	95,573	92,782	142,547	3%	(35%)
Add:
Depreciation and amortization	48,925	49,140	47,433
Adjustments related to MVC shortfall payments	(3,068)	2,971	(21,590)
Loss (gain) on asset sales, net	3	9	(190)
Long-lived asset impairment	697	—	1,220
Goodwill impairment	—	—	45,478
Segment adjusted EBITDA	$117,737	$109,241	$110,222	8%	(1%)

___________

* Not considered meaningful

Year ended December 31, 2017. Segment adjusted EBITDA increased $8.5 million during 2017, compared to the prior period, primarily reflecting:

•

a $6.3 million increase, after taking into account the adjustments related to MVC shortfall payments, in gathering services and related fees primarily as a result of volume growth from ongoing drilling and completion activity in addition to a favorable rate mix with certain customers.

Year ended December 31, 2016. Segment adjusted EBITDA decreased $1.0 million during 2016, compared to the prior period, primarily reflecting:

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

Barnett Shale. The DFW Midstream system provides our midstream services for the Barnett Shale reportable segment.

Volume throughput for our Barnett Shale reportable segment follows.

	Barnett Shale
	Year ended December 31,			Percentage Change
	2017	2016	2015	2017 v. 2016	2016 v. 2015
Average daily throughput (MMcf/d)	267	319	352	(16%)	(9%)

Volume throughput declined during 2017 as a result of seven wells being commissioned behind the DFW gathering system in the fourth quarter of 2017, as compared to the higher activities throughout 2016.

Volume throughput declined during 2016, compared to the prior period, reflecting reduced drilling and completion activity, together with natural production declines, partially offset by the commissioning of an 11-well pad site in the second quarter of 2016 and the commissioning of 14 wells in December 2015 and January 2016.

Financial data for our Barnett Shale reportable segment follows.

	Barnett Shale
	Year ended December 31,			Percentage Change
	2017	2016	2015	2017 v. 2016	2016 v. 2015
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$61,622	$72,234	$80,461	(15%)	(10%)
Natural gas, NGLs and condensate sales	1,946	5,867	6,700	(67%)	(12%)
Other revenues (1)	8,099	1,855	881	*	111%
Total revenues	71,667	79,956	88,042	(10%)	(9%)
Costs and expenses:
Operation and maintenance	23,074	24,594	25,823	(6%)	(5%)
General and administrative	1,146	1,088	1,297	5%	(16%)
Depreciation and amortization	15,604	15,671	15,606	—%	—%
Loss on asset sales, net	4	—	13	*	*
Long-lived asset impairment	—	1,195	531	*	*
Total costs and expenses	39,828	42,548	43,270	(6%)	(2%)
Add:
Depreciation and amortization	15,001	16,093	16,392
Adjustments related to MVC shortfall payments	(612)	(62)	(2,182)
Loss on asset sales, net	4	—	13
Long-lived asset impairment	—	1,195	531
Segment adjusted EBITDA	$46,232	$54,634	$59,526	(15%)	(8%)

*Not considered meaningful

(1) Includes the amortization expense associated with our favorable and unfavorable gas gathering contracts as reported in other revenues.

Year ended December 31, 2017. Segment adjusted EBITDA decreased $8.4 million during 2017, compared to the prior period, primarily reflecting:

•	a $10.6 million decrease in gathering services and related fees largely as a result of natural production declines and reduced drilling and completion activity.
•

a $6.2 million increase in other revenues, partially offset by a $3.9 million decrease in natural gas, NGLs, and condensate sales, primarily due to electricity expense reimbursements that we began passing through to certain customers beginning in the fourth quarter of 2016.

Year ended December 31, 2016. Segment adjusted EBITDA decreased $4.9 million during 2016, compared to the prior period, primarily reflecting:

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

Marcellus Shale. The Mountaineer Midstream system provides our midstream services for the Marcellus Shale reportable segment.

Volume throughput for the Marcellus Shale reportable segment follows.

	Marcellus Shale
	Year ended December 31,			Percentage Change
	2017	2016	2015	2017 v. 2016	2016 v. 2015
Average daily throughput (MMcf/d)	502	415	478	21%	(13%)

Volume throughput increased during 2017, compared to the prior period, primarily due to the completion, in the second and fourth quarter of 2017, of DUCs behind the Mountaineer Midstream system that had been deferred since the third quarter of 2015. Volume throughput was also no longer impacted by repairs on a downstream third-party NGL pipeline that occurred during 2016.

Volume throughput declined during 2016, compared to the prior period, due to natural production declines which were not offset by new production as a result of Antero's decision to defer completion activities in the third quarter of 2015. Volume throughput during 2016 was also impacted by repairs on a third-party NGL pipeline located downstream of the Sherwood Processing Complex in June and July 2016 limiting the amount of natural gas we could deliver during the repair work.

Financial data for our Marcellus Shale reportable segment follows.

	Marcellus Shale
	Year ended December 31,			Percentage Change
	2017	2016	2015	2017 v. 2016	2016 v. 2015
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$30,394	$26,111	$28,468	16%	(8%)
Total revenues	30,394	26,111	28,468	16%	(8%)
Costs and expenses:
Operation and maintenance	6,057	6,506	4,886	(7%)	33%
General and administrative	449	402	368	12%	9%
Depreciation and amortization	9,047	8,841	8,682	2%	2%
Total costs and expenses	15,553	15,749	13,936	(1%)	13%
Add:
Depreciation and amortization	9,047	8,841	8,682
Segment adjusted EBITDA	$23,888	$19,203	$23,214	24%	(17%)

Year ended December 31, 2017. Segment adjusted EBITDA increased $4.7 million during 2017, compared to the prior period, primarily reflecting:

•	a $4.3 million increase in gathering services and related fees primarily as a result of higher volumes generated by increased drilling and completion activity.
•	a $0.4 million decrease in operation and maintenance expense primarily as a result of higher expenses incurred in 2016 associated with repairs to rights-of-way.

Year ended December 31, 2016. Segment adjusted EBITDA decreased $4.0 million during 2016, compared to the prior period, primarily reflecting:

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

Corporate and Other Overview for the Years Ended December 31, 2017, 2016 and 2015

Corporate and other represents those results that are not specifically attributable to a reportable segment or that have not been allocated to our reportable segments, including certain general and administrative expense items, natural gas and crude oil marketing services, transaction costs, interest expense, early extinguishment of debt and a change in the Deferred Purchase Price Obligation fair value. Total revenue attributable to Corporate and other is $22.9 million for the year ended December 31, 2017 (see Note 3 to the consolidated financial statements). Other items to note follow.

	Corporate and Other
	Year ended December 31,			Percentage Change
	2017	2016	2015	2017 v. 2016	2016 v. 2015
	(Dollars in thousands)
Costs and expenses:
General and administrative	$47,507	$44,369	$32,942	7%	35%
Transaction costs	73	1,321	1,342	(94%)	(2%)
Interest expense (1)	68,131	63,810	59,092	7%	8%
Early extinguishment of debt (2)	22,039	—	—	*	*
Deferred Purchase Price Obligation	(200,322)	55,854	—	*	*

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

General and Administrative. General and administrative expense increased during the year ended December 31, 2017, as compared to the prior period, primarily reflecting an increase in salaries and benefits as a result of increased headcount.

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

The increase in general and administrative expenses recognized during the year ended December 31, 2016 primarily reflected the impact of a change in our expense allocation methodology and an increase in salaries, benefits and incentive compensation.

Transaction Costs. Transaction costs recognized during the year ended December 31, 2016 primarily relate to financial and legal advisory costs associated with the 2016 Drop Down. Transaction costs recognized during the year ended December 31, 2015 primarily relate to financial and legal advisory costs associated with the Polar and Divide Drop Down. Transaction costs in 2015 also include financial and legal advisory expenses incurred by Summit Investments for third-party acquisitions that were allocated to us in connection with the 2016 Drop Down.

Interest Expense. The increase in interest expense during the year ended December 31, 2017, as compared to the prior period, was primarily driven by the interest associated with issuance of the $500.0 million principal 5.75% Senior Notes and an increase in the interest rate on the Revolving Credit Facility. These increases were partially offset by (i) the tender and redemption of the $300.0 million principal 7.5% Senior Notes, (ii) a lower outstanding balance on the Revolving Credit Facility and (iii) the issuance of 300,000 Series A Preferred Units in November 2017 whereby the net proceeds were used to repay outstanding borrowings under our Revolving Credit Facility.

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

Early Extinguishment of Debt. The early extinguishment of debt recognized during the year ended December 31, 2017 was driven by the tender and redemption of the $300.0 million principal amount of 7.5% Senior Notes.

Deferred Purchase Price Obligation. In 2017, we updated the Deferred Purchase Price Obligation based on management’s estimate of forecasted Business Adjusted EBITDA and capital expenditures for the 2016 Drop Down Assets. The decrease was primarily attributable to lower expected Business Adjusted EBITDA in 2018 and 2019 associated with the 2016 Drop Down Assets partially offset by lower estimated capital expenditures. The revision in estimated Business Adjusted EBITDA and estimated capital expenditures reflects a slower expected pace of drilling and completion activities from our customers, particularly in the Utica Shale in 2018 and 2019. As of December 31, 2017, we estimated the undiscounted future value of the Deferred Purchase Price Obligation to be approximately $454.4 million. As a result of revisions in these estimates, the estimated undiscounted future payment obligation decreased by $375.9 million relative to the estimate as of December 31, 2016. The revised estimates had a favorable impact on our consolidated statements of operations for the year ended December 31, 2017.

Deferred Purchase Price Obligation recognized in 2016 relates to our March 2016 issuance of the deferred payment in connection with the 2016 Drop Down (see Notes 2 and 16 to the consolidated financial statements).

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

Capital Markets Activity

July 2017 Shelf Registration Statement. In July 2017, we filed the 2017 SRS with the SEC to issue an indeterminate amount of debt, equity securities and guarantees. The 2017 SRS replaced the 2014 SRS which expired on July 10, 2017. In November 2017, we filed a post-effective amendment to the 2017 SRS with the SEC to register, in addition to the classes of securities originally registered, an indeterminate amount of preferred units representing limited partner interests in the Partnership. The 2017 SRS expires in July 2020.

The following transactions have been executed pursuant thereto:

•

In November 2017, we issued 300,000 9.50% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units representing limited partner interests in the Partnership at a price to the public of $1,000 per unit. We used the net proceeds of $293.2 million (after deducting underwriting discounts and offering expenses) to repay outstanding borrowings under our Revolving Credit Facility.

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

•

In February 2017, we executed a new equity distribution agreement and filed a prospectus supplement with the SEC for the issuance and sale from time to time of SMLP common units having an aggregate offering price of up to $150.0 million. These sales are made (i) pursuant to the terms of the equity distribution agreement between us and the sales agents named therein and (ii) by means of ordinary brokers' transactions at market prices, in block transactions or as otherwise agreed between us and the sales agents. Sales of our common units may be made in negotiated transactions or transactions that are deemed to be at-the-market offerings as defined by SEC rules. During the year ended December 31, 2017, we issued 763,548 units under the ATM Program for aggregate gross proceeds of $17.7 million, and paid approximately $0.2 million as compensation to the sales agents pursuant to the terms of the equity distribution agreement. Our General Partner made capital contributions to maintain its approximate 2% General Partner interest in SMLP. Following the effectiveness of the new ATM registration statement and after taking into account the aggregate sales price of common units sold under the ATM Program through December 31, 2017, we have the capacity to issue additional common units under the ATM Program up to an aggregate $132.3 million.

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

For additional information, see Notes 9 and 11 to the consolidated financial statements.

Debt

Revolving Credit Facility. We have a $1.25 billion senior secured Revolving Credit Facility. On May 26, 2017, Summit Holdings closed on the Third Amended and Restated Credit Agreement which extended the maturity from November 2018 to May 2022 (see Note 9 to the consolidated financial statements). As of December 31, 2017, the outstanding balance of the Revolving Credit Facility was $261.0 million and the unused portion totaled $989.0 million. There were no defaults or events of default during the 2017 and, as of December 31, 2017, we were in compliance with the covenants in the Revolving Credit Facility.

Senior Notes. In July 2014, the Co-Issuers co-issued the 5.5% Senior Notes, and in June 2013, they co-issued the 7.5% Senior Notes. In February 2017, the Co-Issuers co-issued the 5.75% Senior Notes. The 7.5% Senior Notes were tendered and redeemed during the first quarter of 2017. There were no defaults or events of default during 2017 on any series of senior notes.

For additional information on our long-term debt, see Notes 9 and 17 to the consolidated financial statements.

Deferred Purchase Price Obligation

In March 2016, we entered into an agreement with a subsidiary of Summit Investments to fund a portion of the 2016 Drop Down whereby we have recognized the Deferred Purchase Price Obligation (see Note 16 to the consolidated financial statements).

Cash Flows

Due to the common control aspect in a drop down transaction, we account for drop downs on an “as-if pooled” basis for the periods during which common control existed. As such, cash flows retrospectively reflect the cash flows associated with (i) the assets acquired from Summit Investments and (ii) the assets and liabilities allocated to the Partnership from Summit Investments.

The components of the net change in cash and cash equivalents were as follows:

	Year ended December 31,
	2017	2016	2015
	(In thousands)
Net cash provided by operating activities	$237,832	$230,495	$191,375
Net cash used in investing activities	(148,683)	(534,126)	(646,720)
Net cash (used in) provided by financing activities	(95,147)	289,266	449,327
Net change in cash and cash equivalents	$(5,998)	$(14,365)	$(6,018)

Operating activities.  Cash flows from operating activities for the year ended December 31, 2017, primarily reflected:

•	increase of cash receipts due to higher revenues and associated customer payments;
•	an $8.5 million increase in cash interest payments; and
•	a $4.8 million decrease in distributions from Ohio Gathering.

Cash flows from operating activities for the year ended December 31, 2016, primarily reflected:

•	a $10.4 million increase in distributions from Ohio Gathering;
•	the prior-year impact of net cash paid for environmental remediation expenses; and
•	cash received as a result of MVCs.

Investing activities.  Details of cash flows from investing activities follow.

Cash flows used in investing activities during the year ended December 31, 2017 primarily reflected:

•

$124.2 million of capital expenditures primarily attributable to the ongoing development of the Summit Permian and Summit Utica systems as well as the continued development in the Williston Basin and Piceance/DJ Basins segments; and

•	$25.5 million of capital contributions to Ohio Gathering.

Cash flows used in investing activities during the year ended December 31, 2016 primarily reflected:

•	$359.4 million consideration paid and recognized in connection with the 2016 Drop Down;
•	$142.7 million of capital expenditures primarily attributable to the ongoing expansion of the 2016 Drop Down Assets and the Polar and Divide system; and
•	$31.6 million of capital contributions to Ohio Gathering.

Cash flows used in investing activities during the year ended December 31, 2015 primarily reflected:

•	$288.6 million for our acquisition of the Polar and Divide system;
•

$272.2 million of capital expenditures primarily attributable to the buildout of the gathering systems acquired in the 2016 Drop Down and the ongoing expansion of the Polar and Divide and Bison Midstream systems; and

•	$86.2 million of capital contributions to Ohio Gathering.

Financing activities.  Details of cash flows from financing activities follow.

Cash flows used in financing activities during the year ended December 31, 2017 primarily reflected:

•	$300.0 million paid for the repurchase of the outstanding 7.5% Senior Notes;
•	$387.0 million of net repayments under our Revolving Credit Facility;
•	$181.5 million of distributions paid;
•	$17.9 million paid for the redemption and call premiums on the 7.5% Senior Notes;
•	$500.0 million of borrowings from the issuance of 5.75% Senior Notes; and
•	$293.2 million of net proceeds from the issuance of Series A Preferred units in November 2017.

Cash flows provided by financing activities during the year ended December 31, 2016 primarily reflected:

•

$316.0 million of net borrowings under our Revolving Credit Facility, which included $360.0 million of borrowings to fund the 2016 Drop Down and reflected a repayment in September 2016 with funds from the issuance of common units noted below;

•	$167.5 million of distributions paid in 2016; and
•	$125.2 million of net proceeds from the issuance of common units in September 2016.

Cash flows provided by financing activities during the year ended December 31, 2015 primarily reflected:

•	$320.5 million of cash advances from Summit Investments to fund the development of the 2016 Drop Down Assets;
•	$222.0 million of net proceeds from the issuance of common units in May 2015, of which $193.4 million was used to partially fund the Polar and Divide Drop Down;
•	$216.0 million of net borrowings under our Revolving Credit Facility, of which $92.0 million was used to partially fund the Polar and Divide Drop Down;
•	a $182.5 million repayment under Summit Investments' term loan; and
•	$152.1 million of distributions paid in 2015.

Contractual Obligations Update

The table below summarizes our contractual obligations as of December 31, 2017.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Long-term debt and interest payments (1)	$1,427,068	$60,818	$121,635	$672,740	$571,875
Deferred Purchase Price Obligation (2)	454,384	—	454,384	—	—
Purchase obligations (3)	94,568	94,568	—	—	—
Operating leases (4)	8,847	3,373	4,005	738	731
Total contractual obligations	$1,984,867	$158,759	$580,024	$673,478	$572,606

__________

(1) For the purpose of calculating future interest on the Revolving Credit Facility, assumes no change in balance or rate from December 31, 2017. Includes a 0.50% commitment fee on the unused portion of the Revolving Credit Facility. See Note 9 to the consolidated financial statements.

(2) See Note 16 to the consolidated financial statements.

(3) Represents agreements to purchase goods or services that are enforceable and legally binding.

(4) See Item 2. Properties and Note 15 to the consolidated financial statements.

In March 2016, we borrowed an additional $360.0 million under our Revolving Credit Facility and recognized a liability of $507.4 million for the Deferred Purchase Price Obligation, both in connection with the 2016 Drop Down. The Deferred Purchase Price Obligation is due no later than December 31, 2020 and is currently expected to be $454.4 million based on information available as of December 31, 2017. There are no cash interest payments associated with the Deferred Purchase Price Obligation.

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

For the year ended December 31, 2017, cash paid for capital expenditures totaled $124.2 million, compared with $142.7 million for the year ended December 31, 2016 and $272.2 million for the year ended December 31, 2015 (see Note 3 to the consolidated financial statements). Maintenance capital expenditures totaled $15.6 million for the year ended December 31, 2017, compared with $17.7 million for the year ended December 31, 2016 and $12.7 million for the year ended December 31, 2015. For the year ended December 31, 2017, contributions to equity method investees totaled $25.5 million, compared with $31.6 million for the year ended December 31, 2016 and $86.2 million for the year ended December 31, 2015 (see Note 7 to the consolidated financial statements). The year-over-year declines in cash paid for capital expenditures primarily reflected the buildout in 2015 of recently acquired systems and the completion of several large capital projects on legacy systems.

The acquisition component and greenfield development projects of our principal business strategy has required and will continue to require significant expenditures by us. Consequently, our ability to develop and maintain sources of funds to meet our capital requirements is critical to our ability to meet our growth objectives. We intend to continue to pursue accretive acquisitions of midstream assets from third parties. However, their size, timing and/or contribution to our operations and financial results cannot be reasonably estimated. Furthermore, there are a number of risks and uncertainties that could cause our current expectations to change, including, but not limited to, (i) the ability to reach agreement with third parties; (ii) prevailing conditions and outlook in the natural gas, crude oil and natural gas liquids industries and markets and (iii) our ability to obtain financing from commercial banks, the capital markets, or other sources such as our Sponsor and Summit Investments, among other factors.

We rely primarily on external financing sources, including commercial bank borrowings and the issuance of debt, equity and preferred equity securities, to fund our acquisitions and expansion capital expenditures. We believe that our Revolving Credit Facility, together with financial support from our Sponsor and/or access to the debt and equity capital markets, will be adequate to finance our growth objectives for the foreseeable future without adversely impacting our liquidity or our ability to make quarterly cash distributions to our unitholders.

Distributions, Including IDRs

Based on the terms of our Partnership Agreement, we expect to distribute most of the cash generated by our operations to our unitholders. With respect to our payment of IDRs to the General Partner, we reached the second target distribution in connection with the distribution declared in respect of the fourth quarter of 2013. We reached the third target distribution in connection with the distribution declared in respect of the second quarter of 2014. For additional information, see Note 11 to the consolidated financial statements.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of or during the year ended December 31, 2017.

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

Property, Plant and Equipment and Amortizing Intangible Assets.  As of December 31, 2017, we had net property, plant and equipment with a carrying value of approximately $1.8 billion and net amortizing intangible assets with a carrying value of approximately $301.3 million.

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

With respect to property, plant and equipment and our amortizing intangible assets, the carrying value of a long-lived asset is not recoverable if the carrying value exceeds the sum of the undiscounted cash flows expected to result from the asset's use and eventual disposal. In this situation, we recognize an impairment loss equal to the amount by which the carrying value exceeds the asset's fair value. We determine fair value using an income-based approach in which we discount the asset's expected future cash flows to reflect the risk associated with achieving the underlying cash flows. Any impairment determinations involve significant assumptions and judgments. Differing assumptions regarding any of these inputs could have a significant effect on the various valuations. As such, the fair value measurements utilized within these estimates are classified as non-recurring Level 3 measurements in the fair value hierarchy because they are not observable from objective sources. Due to the volatility of the inputs used, we cannot predict the likelihood of any future impairment.

2017 Impairments. In December 2017, in connection with certain strategic initiatives, we performed a financial review of certain assets within the Williston Basin reporting segment. This resulted in a triggering event that required us to perform a recoverability test. Based on the results of the test, we concluded that the carrying value of certain long-lived assets and the related intangible assets relating to the Bison Midstream system in the Williston Basin were not fully recoverable. As a result, we recorded an impairment charge of $101.9 million related to the long-lived assets and $85.2 million related to contract intangibles assets.

For additional information, see Notes 2, 4 and 5 to the consolidated financial statements.

Goodwill.  We evaluate goodwill for impairment annually on September 30 and whenever events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill.

2017 and 2016 Impairment Evaluations. We performed our 2017 and 2016 annual goodwill impairment analysis as of September 30 and concluded that none of our goodwill had been impaired.

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

Deferred Purchase Price Obligation

We recognized the Deferred Purchase Price Obligation to reflect the present value of the Remaining Consideration. Our calculation of the Remaining Consideration incorporates:

•	actual capital expenditures and Business Adjusted EBITDA for the period from March 3, 2016 through the respective balance sheet date; and
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

Minimum Volume Commitments

Certain of our gathering agreements provide for a monthly, quarterly or annual MVC from our customers. As of December 31, 2017, we had MVCs totaling 1.0 Bcfe/d through 2022.

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

We billed $63.1 million of MVC shortfall payments to customers that did not meet their MVCs during 2017. For those customers that do not have credit banking mechanisms in their gathering agreements, or have no ability to use MVC shortfall payments as credits, the MVC shortfall payments from these customers are accounted for as gathering revenue in the period that they are earned. We recognized $53.9 million of gathering revenue due to the credit bank expiration of previous MVC shortfall payments and previously deferred revenue as gathering services and related fees (see Note 8 to the consolidated financial statements). Adjustments to MVC shortfall payments in 2017 totaled ($41.4) million and included adjustments related to future anticipated shortfall payments from certain customers in the Williston Basin, Piceance/DJ Basins and Barnett Shale segments.

The following table presents the impact of our MVC activity by reportable segment during the year ended December 31, 2017.

	Year ended December 31, 2017
	MVC Billings	Gathering revenue	Adjustments to MVC shortfall payments
	(In thousands)
Net change in deferred revenue related to MVC shortfall payments:
Utica Shale	$—	$—	$—
Williston Basin	—	37,693	(37,693)
Piceance/DJ Basins	13,106	16,171	(3,065)
Barnett Shale	—	—	—
Marcellus Shale	—	—	—
Total net change	$13,106	$53,864	$(40,758)

MVC shortfall payment adjustments:
Utica Shale	$—	$—	$—
Williston Basin	12,958	12,958	—
Piceance/DJ Basins	28,608	28,608	(3)
Barnett Shale	4,032	4,032	(612)
Marcellus Shale	4,398	4,398	—
Total MVC shortfall payment adjustments	$49,996	$49,996	$(615)

Total	$63,102	$103,860	$(41,373)

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

We classify deferred revenue as a current liability for arrangements where the expiration of a customer's right to utilize shortfall payments is twelve months or less. We classify deferred revenue as noncurrent for arrangements where the expiration of the right to utilize shortfall payments and our estimate of its potential utilization is more than 12 months. As of December 31, 2017, current deferred revenue totaled $4.0 million. Noncurrent deferred revenue totaled $12.7 million at December 31, 2017 and represents amounts that provide these customers the ability to offset their gathering fees, as determined by the MVC contract, to the extent that their throughput volumes exceed their MVC.

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

Forward-Looking Statements

Investors are cautioned that certain statements contained in this report as well as in periodic press releases and certain oral statements made by our officials during our presentations are “forward-looking” statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements and may contain the words “expect,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “will be,” “will continue,” “will likely result,” and similar expressions, or future conditional verbs such as “may,” “will,” “should,” “would,” and “could.” In addition, any statement concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions taken by us, our subsidiaries, Summit Investments or our Sponsor, are also forward-looking statements. These forward-looking statements involve various risks and uncertainties, including, but not limited to, those described in Item 1A. Risk Factors included in this report.

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

Developments in any of these areas could cause actual results to differ materially from those anticipated or projected or cause a significant reduction in the market price of our common units, preferred units and senior notes.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our current interest rate risk exposure is largely related to our debt portfolio. As of December 31, 2017, we had $800.0 million principal of fixed-rate Senior Notes and $261.0 million outstanding under our variable rate Revolving Credit Facility (see Note 9 to the consolidated financial statements). While existing fixed-rate debt mitigates the downside impact of fluctuations in interest rates, future issuances of long-term debt could be impacted by increases in interest rates, which could result in higher overall interest costs. In addition, the borrowings under our Revolving Credit Facility, which have a variable interest rate, also expose us to the risk of increasing interest rates. For the year ended December 31, 2017, a hypothetical 1% increase (decrease) in interest rates would have increased (decreased) our interest expense by approximately $4.9 million assuming no changes in amounts drawn or other variables under our Revolving Credit Facility or Senior Notes.

Commodity Price Risk

We currently generate a substantial majority of our revenues pursuant to primarily long-term and fee-based gathering agreements, many of which include MVCs and areas of mutual interest. Our direct commodity price exposure relates to (i) the sale of physical natural gas and/or NGLs purchased under percentage-of-proceeds arrangements with certain of our customers on the Bison Midstream and Grand River systems, (ii) natural gas and crude oil marketing services in and around our gathering systems, (iii) the sale of natural gas we retain from certain DFW Midstream system customers and (iv) the sale of condensate we retain from our gathering services at Grand River. Our gathering agreements with certain DFW Midstream system customers permit us to retain a certain quantity of natural gas that we sell to offset the power costs we incur to operate our electric-drive compression assets. Our gathering agreements with our Grand River customers permit us to retain condensate volumes from the Grand River system gathering lines. We manage our direct exposure to natural gas and power prices through the use of forward power purchase contracts with wholesale power providers that require us to purchase a fixed quantity of power at a fixed heat rate based on prevailing natural gas prices on the Waha Hub Index. Because we also sell our retainage gas at prices that are based on the Waha Hub Index, we have effectively fixed the relationship between our compression electricity expense and natural gas sales. We do not enter into risk management contracts for speculative purposes.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Summit Midstream GP, LLC and the unitholders of Summit Midstream Partners, LP
The Woodlands, Texas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Summit Midstream Partners, LP and subsidiaries (the "Partnership") as of December 31, 2017 and 2016, the related consolidated statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audits and the reports of the other auditors, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We did not audit the financial statements of Ohio Gathering Company, L.L.C. (“Ohio Gathering”) as of and for the years ended December 31, 2017 and 2016 or Ohio Condensate Company, L.L.C. (“Ohio Condensate”) as of and for the year ended December 31, 2016, the Partnership’s investments in which are accounted for by use of the equity method. The accompanying financial statements of the Partnership include its equity investment in Ohio Gathering of $683,468,000 and $700,608,000 as of December 31, 2017 and 2016, respectively, and Ohio Condensate of $6,807,000 as of December 31, 2016, and its income (loss) from equity method investees in Ohio Gathering of $(1,823,000) and $7,451,000 for the years ended December 31, 2017 and 2016, respectively, and Ohio Condensate of $(37,795,000) for the year ended December 31, 2016. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Ohio Gathering and Ohio Condensate, is based solely on the reports of the other auditors.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership's internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2018 expressed an unqualified opinion on the Partnership's internal control over financial reporting based on our audit.

Basis for Opinion

These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the Partnership's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Atlanta, Georgia

February 26, 2018

We have served as the Partnership's auditor since 2009.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$1,430	$7,428
Accounts receivable	72,301	97,364
Other current assets	4,327	4,309
Total current assets	78,058	109,101
Property, plant and equipment, net	1,795,129	1,853,671
Intangible assets, net	301,345	421,452
Goodwill	16,211	16,211
Investment in equity method investees	690,485	707,415
Other noncurrent assets	13,565	7,329
Total assets	$2,894,793	$3,115,179

Liabilities and Partners' Capital
Current liabilities:
Trade accounts payable	$16,375	$16,251
Accrued expenses	12,499	11,389
Due to affiliate	1,088	258
Deferred revenue	4,000	—
Ad valorem taxes payable	8,329	10,588
Accrued interest	12,310	17,483
Accrued environmental remediation	3,130	4,301
Other current liabilities	11,258	11,471
Total current liabilities	68,989	71,741
Long-term debt	1,051,192	1,240,301
Deferred Purchase Price Obligation	362,959	563,281
Deferred revenue	12,707	57,465
Noncurrent accrued environmental remediation	2,214	5,152
Other noncurrent liabilities	7,063	7,566
Total liabilities	1,505,124	1,945,506
Commitments and contingencies (Note 15)

Series A Preferred Units (300 units issued and outstanding at December 31, 2017)	294,426	—
Common limited partner capital (73,086 units issued and outstanding at December 31, 2017 and 72,111 units issued and outstanding at December 31, 2016)	1,056,510	1,129,132
General Partner interests (1,491 units issued and outstanding at December 31, 2017 and 1,471 units issued and outstanding at December 31, 2016)	27,920	29,294
Noncontrolling interest	10,813	11,247
Total partners' capital	1,389,669	1,169,673
Total liabilities and partners' capital	$2,894,793	$3,115,179

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2017	2016	2015
	(In thousands, except per-unit amounts)
Revenues:
Gathering services and related fees	$394,427	$345,961	$337,819
Natural gas, NGLs and condensate sales	68,459	35,833	42,079
Other revenues	25,855	20,568	20,659
Total revenues	488,741	402,362	400,557
Costs and expenses:
Cost of natural gas and NGLs	57,237	27,421	31,398
Operation and maintenance	93,882	95,334	94,986
General and administrative	54,681	52,410	45,108
Depreciation and amortization	115,475	112,239	105,117
Transaction costs	73	1,321	1,342
Environmental remediation	—	—	21,800
Loss (gain) on asset sales, net	527	93	(172)
Long-lived asset impairment	188,702	1,764	9,305
Goodwill impairment	—	—	248,851
Total costs and expenses	510,577	290,582	557,735
Other income	298	116	2
Interest expense	(68,131)	(63,810)	(59,092)
Early extinguishment of debt	(22,039)	—	—
Deferred Purchase Price Obligation	200,322	(55,854)	—
Income (loss) before income taxes and loss from equity method investees	88,614	(7,768)	(216,268)
Income tax (expense) benefit	(341)	(75)	603
Loss from equity method investees	(2,223)	(30,344)	(6,563)
Net income (loss)	$86,050	$(38,187)	$(222,228)
Less:
Net income (loss) attributable to Summit Investments	—	2,745	(30,016)
Net income (loss) attributable to noncontrolling interest	363	(14)	—
Net income (loss) attributable to SMLP	85,687	(40,918)	(192,212)
Less net income (loss) attributable to General Partner, including IDRs	10,202	7,261	3,398
Net income (loss) attributable to limited partners	75,485	(48,179)	(195,610)
Less net income attributable to Series A Preferred Units	3,563	—	—
Net income (loss) attributable to common limited partners	$71,922	$(48,179)	$(195,610)

Earnings (loss) per limited partner unit:
Common unit – basic	$0.99	$(0.71)	$(3.20)
Common unit – diluted	$0.98	$(0.71)	$(3.20)
Subordinated unit – basic and diluted			$(2.88)

Weighted-average limited partner units outstanding:
Common units – basic	72,705	68,264	39,217
Common units – diluted	73,047	68,264	39,217
Subordinated units – basic and diluted			24,410

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

	Partners' capital			Summit
	Limited partners			Investments' equity in
	Common	Subordinated	General Partner	contributed subsidiaries	Total
	(In thousands)
Partners' capital, January 1, 2015	$649,060	$293,153	$24,676	$863,789	$1,830,678
Net (loss) income	(123,817)	(71,793)	3,398	(30,016)	(222,228)
Distributions to unitholders	(86,880)	(55,410)	(9,784)	—	(152,074)
Unit-based compensation	6,174	—	—	—	6,174
Tax withholdings on vested SMLP LTIP awards	(1,616)	—	—	—	(1,616)
Issuance of common units, net of offering costs	221,977	—	—	—	221,977
Contribution from General Partner	—	—	4,737	—	4,737
Purchase of Polar and Divide	—	—	—	(285,677)	(285,677)
Excess of acquired carrying value over consideration paid for Polar and Divide	80,079	47,681	2,607	(130,367)	—
Cash advance from Summit Investments to contributed subsidiaries, net	—	—	—	320,527	320,527
Expenses paid by Summit Investments on behalf of contributed subsidiaries	—	—	—	22,879	22,879
Capitalized interest allocated to contributed subsidiaries from Summit Investments	—	—	—	1,079	1,079
Class B membership interest noncash compensation	—	—	—	843	843
Partners' capital, December 31, 2015	$744,977	$213,631	$25,634	$763,057	$1,747,299

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

(continued)

	Partners' capital				Summit
	Limited partners				Investments' equity in
	Common	Subordinated	General Partner	Noncontrolling interest	contributed subsidiaries	Total
	(In thousands)
Partners' capital, December 31, 2015	$744,977	$213,631	$25,634	$—	$763,057	$1,747,299
Net (loss) income	(49,219)	1,040	7,261	(14)	2,745	(38,187)
Distributions to unitholders	(142,214)	(14,034)	(11,256)	—	—	(167,504)
Unit-based compensation	7,550	—	—	—	—	7,550
Tax withholdings on vested SMLP LTIP awards	(1,181)	—	—	—	—	(1,181)
Issuance of common units, net of offering costs	125,233	—	—	—	—	125,233
Contribution from General Partner	—	—	2,702	—	—	2,702
Subordinated units conversion	200,637	(200,637)	—	—	—	—
Purchase of 2016 Drop Down Assets	—	—	—	—	(866,858)	(866,858)
Establishment of noncontrolling interest	—	—	—	11,261	(11,261)	—
Distribution of debt related to Carve-Out Financial Statements of Summit Investments	—	—	—	—	342,926	342,926
Excess of acquired carrying value over consideration paid for 2016 Drop Down Assets	243,044	—	4,953	—	(247,997)	—
Cash advance from Summit Investments to contributed subsidiaries, net	—	—	—	—	12,214	12,214
Expenses paid by Summit Investments on behalf of contributed subsidiaries	—	—	—	—	4,821	4,821
Capitalized interest allocated from Summit Investments to contributed subsidiaries	—	—	—	—	223	223
Class B membership interest noncash compensation	305	—	—	—	130	435
Partners' capital, December 31, 2016	$1,129,132	$—	$29,294	$11,247	$—	$1,169,673

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

(continued)

	Partners' capital
	Limited partners
	Series A Preferred Units	Common	General Partner	Noncontrolling interest	Total
	(In thousands)
Partners' capital, December 31, 2016	$—	$1,129,132	$29,294	$11,247	$1,169,673
Net income	3,563	71,922	10,202	363	86,050
Distributions to unitholders	(2,375)	(167,062)	(12,041)	—	(181,478)
Unit-based compensation	—	7,878	—	—	7,878
Tax withholdings on vested SMLP LTIP awards	—	(2,236)	—	—	(2,236)
Issuance of Series A Preferred Units, net of offering costs	293,238	—	—	—	293,238
ATM Program issuances, net of costs	—	17,078	—	—	17,078
Contribution from General Partner	—	—	465	—	465
Purchase of noncontrolling interest	—	—	—	(797)	(797)
Other	—	(202)	—	—	(202)
Partners' capital, December 31, 2017	$294,426	$1,056,510	$27,920	$10,813	$1,389,669

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2017	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$86,050	$(38,187)	$(222,228)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	114,872	112,661	105,903
Amortization of debt issuance costs	4,158	3,976	4,309
Deferred Purchase Price Obligation	(200,322)	55,854	—
Unit-based and noncash compensation	7,951	7,985	7,017
Loss from equity method investees	2,223	30,344	6,563
Distributions from equity method investees	40,220	44,991	34,641
Loss (gain) on asset sales, net	527	93	(172)
Long-lived asset impairment	188,702	1,764	9,305
Goodwill impairment	—	—	248,851
Early extinguishment of debt	22,039	—	—
Write-off of debt issuance costs	302	—	727
Changes in operating assets and liabilities:
Accounts receivable	25,063	(7,783)	3,328
Insurance receivable	—	—	25,000
Trade accounts payable	(3,246)	2,001	(1,450)
Accrued expenses	1,110	4,613	(1,967)
Due from (to) affiliate	830	(891)	1,377
Deferred revenue, net	(40,758)	11,302	(11,453)
Ad valorem taxes payable	(2,259)	317	1,092
Accrued interest	(5,173)	—	(1,375)
Accrued environmental remediation, net	(4,109)	(4,211)	(16,336)
Other, net	(348)	5,666	(1,757)
Net cash provided by operating activities	237,832	230,495	191,375
Cash flows from investing activities:
Capital expenditures	(124,215)	(142,719)	(272,225)
Proceeds from asset sale	2,300	—	—
Contributions to equity method investees	(25,513)	(31,582)	(86,200)
Acquisitions of gathering systems from affiliate, net of acquired cash	—	(359,431)	(288,618)
Purchase of noncontrolling interest	(797)	—	—
Other, net	(458)	(394)	323
Net cash used in investing activities	(148,683)	(534,126)	(646,720)

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued)

	Year ended December 31,
	2017	2016	2015
	(In thousands)
Cash flows from financing activities:
Distributions to unitholders	(181,478)	(167,504)	(152,074)
Borrowings under Revolving Credit Facility	247,500	520,300	367,000
Repayments under Revolving Credit Facility	(634,500)	(204,300)	(151,000)
Repayments under term loan	—	—	(182,500)
Debt issuance costs	(16,390)	(3,032)	(412)
Payment of redemption and call premiums on senior notes	(17,932)	—	—
Proceeds from ATM Program common unit issuances, net of costs	17,078	—	—
Proceeds from underwritten issuance of common units, net of costs	—	125,233	221,977
Proceeds from issuance of Series A Preferred Units, net of costs	293,238	—	—
Contribution from General Partner	465	2,702	4,737
Cash advance from Summit Investments to contributed subsidiaries, net	—	12,214	320,527
Expenses paid by Summit Investments on behalf of contributed subsidiaries	—	4,821	22,879
Issuance of senior notes	500,000	—	—
Tender and redemption of senior notes	(300,000)	—	—
Other, net	(3,128)	(1,168)	(1,807)
Net cash (used in) provided by financing activities	(95,147)	289,266	449,327
Net change in cash and cash equivalents	(5,998)	(14,365)	(6,018)
Cash and cash equivalents, beginning of period	7,428	21,793	27,811
Cash and cash equivalents, end of period	$1,430	$7,428	$21,793

Supplemental cash flow disclosures:
Cash interest paid	$71,488	$63,000	$59,302
Less capitalized interest	2,579	3,709	3,372
Interest paid (net of capitalized interest)	$68,909	$59,291	$55,930

Cash paid for taxes	$—	$—	$—

Noncash investing and financing activities
Capital expenditures in trade accounts payable (period-end accruals)	$11,792	$8,422	$34,977
Issuance of Deferred Purchase Price Obligation to affiliate to partially fund the 2016 Drop Down	—	507,427	—
Excess of acquired carrying value over consideration paid and recognized for 2016 Drop Down Assets	—	247,997	—
Distribution of debt related to Carve-Out Financial Statements of Summit Investments	—	342,926	—
Excess of acquired carrying value over consideration paid for Polar and Divide	—	—	130,367
Capitalized interest allocated to contributed subsidiaries from Summit Investments	—	223	1,079

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

In addition to its approximate 2% general partner interest in SMLP (including the IDRs in respect of SMLP), Summit Investments has indirect ownership interests in our common units. As of December 31, 2017, Summit Investments beneficially owned 25,854,581 SMLP common units and a subsidiary of Energy Capital Partners directly owned 5,915,827 SMLP common units.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents.  We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable.  Accounts receivable relate to gathering and other services provided to our customers and other counterparties. We evaluate the collectability of accounts receivable and the need for an allowance for doubtful accounts based on customer-specific facts and circumstances. To the extent we doubt the collectability of a specific customer or counterparty receivable, we recognize an allowance for doubtful accounts. Uncollectible receivables are written off when a settlement is reached for an amount that is less than the outstanding historical balance or a receivable amount is deemed otherwise unrealizable.

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

Useful lives (In years) (In years)
Gathering and processing systems and related equipment	12-30
Other	4-15

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

Asset Retirement Obligations.  We record a liability for asset retirement obligations only if and when a future asset retirement obligation with a determinable life is identified. For identified asset retirement obligations, we then evaluate whether the expected date and related costs of retirement can be estimated. We have concluded that our gathering and processing assets have an indeterminate life because they are owned and will operate for an indeterminate period when properly maintained. Because we did not have sufficient information to reasonably estimate the amount or timing of such obligations and we have no current plan to discontinue use of any significant assets, we did not provide for any asset retirement obligations as of December 31, 2017 or 2016.

Amortizing Intangibles.  Upon the acquisition of DFW Midstream, certain of its gas gathering contracts were deemed to have above-market pricing structures while another was deemed to have pricing that was below market. We have recognized the above-market contracts as favorable gas gathering contracts. We have recognized the below-market contract as the unfavorable gas gathering contract and included it in other noncurrent liabilities. We amortize these contracts using a straight-line method over the contract’s estimated useful life. We define useful life as the period over which the contract is expected to contribute to our future cash flows. These contracts have original terms ranging from 10 years to 20 years. We recognize the amortization expense associated with these contracts in other revenues.

We amortize all other gas gathering contracts, or contract intangibles, over the period of economic benefit based upon expected revenues over the life of the contract. The useful life of these contracts ranges from 3 years to 25 years. We recognize the amortization expense associated with these contracts in depreciation and amortization expense.

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

We test goodwill for impairment using a quantitative test. We compare the fair value of the reporting unit to its carrying value, including goodwill. To estimate the fair value of the reporting units, we utilize two valuation methodologies: the market approach and the income approach. Both of these approaches incorporate significant estimates and assumptions to calculate enterprise fair value for a reporting unit. The most significant estimates and assumptions inherent within these two valuation methodologies are: (i) determination of the weighted-average cost of capital; (ii) the selection of guideline public companies; (iii) market multiples; (iv) weighting of the income and market approaches; (v) growth rates; (vi) commodity prices; and (vi) the expected levels of throughput volume gathered. Changes in these and other assumptions could materially affect the estimated amount of fair value for any of our reporting units.

If the reporting unit’s fair value exceeds its carrying amount, we conclude that the goodwill of the reporting unit has not been impaired and no further work is performed.

If we determine that the reporting unit’s carrying value exceeds its fair value, we recognize the excess of the carrying value over the fair value as an impairment loss.

Equity Method Investments.  We account for investments in which we exercise significant influence using the equity method so long as we (i) do not control the investee and (ii) are not the primary beneficiary. We recognize these investments in investment in equity method investees in the accompanying consolidated balance sheets. We recognize our proportionate share of earnings or loss in net income on a one-month lag based on the financial information available to us during the reporting period.

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

Other Noncurrent Assets.  Other noncurrent assets primarily consist of external costs incurred in connection with the closing of our Revolving Credit Facility and related amendments. We capitalize and then amortize these debt issuance costs on a straight-line basis, which approximates the effect of the effective interest rate method, over the life of the respective debt instrument. We recognize amortization of Revolving Credit Facility debt issuance costs in interest expense.

Debt Issuance Costs.  Debt issuance costs, other than those associated with our Revolving Credit Facility, are reflected in the carrying value of the Senior Notes as an adjustment to the principal amount and amortized on a straight-line basis, which approximates the effect of the effective interest rate method, over the life of the respective debt instrument. We recognize Senior Notes debt issuance costs in interest expense.

Deferred Purchase Price Obligation.  We recognize a liability for the Deferred Purchase Price Obligation to reflect the expected value of the Remaining Consideration to be paid in 2020 for the acquisition of the 2016 Drop Down Assets. We estimate Remaining Consideration by summing the calculations of (i) actual capital expenditures incurred and Business Adjusted EBITDA (as defined later) recognized from the 2016 Drop Down Assets during the period since closing the 2016 Drop Down to the current balance sheet date and (ii) estimates of projected capital expenditures and Business Adjusted EBITDA related to the 2016 Drop Down Assets for periods subsequent to the respective balance sheet date until December 31, 2019. We discount the Remaining Consideration using a commensurate risk-adjusted discount rate and recognize the change in present value of the Remaining Consideration in earnings in the period of change. Our recognition of the change in present value of the Remaining Consideration in the consolidated statements of operations represents the change in present value, which comprises a time value of money concept, as well as (i) actual results from the 2016 Drop Down Assets and (ii) adjustments to projections and the expected value of the Remaining Consideration (see Note 16).

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

Earnings or Loss Per Unit.  We determine basic EPU by dividing the net income or loss that is attributed, in accordance with the net income and loss allocation provisions of our Partnership Agreement, to common limited partners under the two-class method, after deducting (i)  the 1% noncontrolling interest in OpCo (for periods subsequent to the 2016 Drop Down), (ii) any net income or loss of contributed subsidiaries that is attributable to Summit Investments, (iii) the General Partner's approximate 2% interest in net income or loss and (iv) any payment of IDRs, by the weighted-average number of limited partner units outstanding. Diluted EPU reflects the potential dilution that could occur if securities or other agreements to issue common units, such as unit-based compensation, were exercised, settled or converted into common units and included in the weighted-average number of units outstanding. When it is determined that potential common units resulting from an award subject to performance or market conditions should be included in the diluted EPU calculation, the impact is reflected by applying the treasury stock method.

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

Accounting Pronouncements Pending Adoption. We have not yet adopted the following accounting pronouncements as of December 31, 2017:

•

ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). Under ASU 2014-09, revenue will be recognized under a five-step model: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to performance obligations; and (v) recognize revenue when (or as) the performance obligation is satisfied. ASU 2014-09 is effective for fiscal years and interim periods within those years, beginning after December 15, 2017 and allows for early adoption. We will adopt the provisions of ASU 2014-09 effective January 1, 2018 using the modified retrospective method.

We have completed the review of our existing contract portfolio in place as of December 31, 2017 under ASU 2014-09 and have quantified the January 1, 2018 impact of adoption. For contracts where we perform gathering services and earn a per-unit fee which is recognized at a point in time, revenue will be recognized over time as the service is performed and will result in revenue recognition materially consistent with current GAAP. In addition, our contracts generally contain forms of what will be considered variable consideration, which will likely be constrained as the volumes are susceptible to factors outside of our control and influence. As a result of applying the constraint guidance, timing of revenue recognition will be materially consistent with current GAAP. Furthermore, additional disclosures will be required to describe the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts.

Prior to adoption, contributions in aid of construction received were recognized as a reduction to our cost basis of property, plant and equipment. Upon adoption of the new guidance, the amounts previously received will be capitalized to property, plant and equipment, net of any accumulated depreciation, and depreciated over the remaining useful lives. The cumulative impact upon adoption for contributions in aid of construction is a net increase in property, plant and equipment of $34.8 million, a net increase in partners’ capital of $8.7 million and an increase in deferred revenue of $26.1 million. Going forward, any contributions in aid of construction will be recognized as revenue over the remaining term of the respective contract in accordance with ASU 2014-09. Additionally, the cumulative impact upon adoption for facility fees will be a decrease in partners’ capital of $16.2 million and an increase in deferred revenue of $16.2 million because amounts that were previously recognized as revenue when the cash was received will now be deferred and recognized over the contract term.

There are certain percent-of-proceeds contracts within our Williston Basin reportable segment where we previously recognized revenue for services provided to producers in gathering services and related fees. Under Topic 606, we have concluded that these contracts are not within the scope of Topic 606 and thus, such amounts which were previously presented gross in gathering services and related fees will now be presented net within cost of natural gas and NGLs. However, this change will not have any impact on our net income (loss), cash flows, or the amount we present as segment adjusted EBITDA.

For contracts where we previously deferred revenue under MVC arrangements with banking mechanisms, under ASU 2014-9, the recognition of revenue will be accelerated and the impact upon adoption is a decrease in deferred revenue and a corresponding increase in retained earnings of $16.7 million.

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

•

ASU No. 2017-04 Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 simplifies the subsequent measurement of goodwill by, among other things, eliminating step two from the goodwill impairment test. ASU 2017-04 is effective for public companies for fiscal years beginning after December 15, 2019 and it specifies the amendments in ASU 2017-04 should be applied on a prospective basis. We plan to early adopt the provisions of ASU 2017-04 effective January 1, 2018. The adoption of this standard will have no impact on our consolidated financial statements.

•

ASU No. 2018-01 Leases: Land Easement Practical Expedient for Transition to Topic 842 (“ASU 2018-01”). ASU 2018-01 provides an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounting for as leases under the current lease guidance in Topic 840. An entity that elects this practical expedient should evaluate new or modified land easements under Topic 842 beginning at the date the entity adopts Topic 842. We expect to adopt the optional transition practical expedient of ASU 2018-01 effective January 1, 2019.

3. SEGMENT INFORMATION

We evaluate our business operations each reporting period to determine whether any of our gathering system operating segments in which we internally report financial information are considered significant and would require us to separately disclose certain segment financial information in our external reporting. As a result of our evaluation during the second quarter of 2017, we determined that both the Summit Utica natural gas gathering system and the Ohio Gathering natural gas gathering system, each previously reported within the Utica Shale reportable segment, were and are expected to continue to be individually significant operating segments. As such, we modified our current segments in the second quarter of 2017 such that the Utica Shale reportable segment includes the Summit Utica gathering system and the Ohio Gathering reportable segment includes our ownership interest in OGC and OCC. For the year ended December 31, 2017, we have disclosed the required segment information for Summit Utica and Ohio Gathering and the periods prior to January 1, 2017 have been recast to reflect this change.

As of December 31, 2017, our reportable segments are:

•	the Utica Shale, which is served by Summit Utica;
•	Ohio Gathering, which includes our ownership interest in OGC and OCC;
•	the Williston Basin, which is served by Polar and Divide, Tioga Midstream and Bison Midstream;
•	the Piceance/DJ Basins, which is served by Grand River and Niobrara G&P;
•	the Barnett Shale, which is served by DFW Midstream; and
•	the Marcellus Shale, which is served by Mountaineer Midstream.

Each of our reportable segments provides midstream services in a specific geographic area. Our reportable segments reflect the way in which we internally report the financial information used to make decisions and allocate resources in connection with our operations.

The Ohio Gathering reportable segment includes our investment in OGC and OCC (see Note 7). Income or loss from equity method investees, as reflected on the statements of operations, solely relates to Ohio Gathering and is recognized and disclosed on a one-month lag (see Note 7).

Corporate and other represents those results that are: (i) not specifically attributable to a reportable segment; (ii) not individually reportable; or (iii) that have not been allocated to our reportable segments for the purpose of evaluating their performance, including certain general and administrative expense items, natural gas and crude oil marketing services, and transaction costs.

Assets by reportable segment follow.

	December 31,
	2017	2016	2015
	(In thousands)
Assets:
Utica Shale	$212,311	$199,392	$135,056
Ohio Gathering	690,485	707,415	751,168
Williston Basin	512,860	724,084	740,361
Piceance/DJ Basins	798,722	843,440	866,095
Barnett Shale	383,306	404,314	416,586
Marcellus Shale	217,362	224,709	233,116
Total reportable segment assets	2,815,046	3,103,354	3,142,382
Corporate and other	79,996	12,294	22,290
Eliminations	(249)	(469)	—
Total assets	$2,894,793	$3,115,179	$3,164,672

Revenues by reportable segment follow.

	Year ended December 31,
	2017	2016	2015
	(In thousands)
Revenues (1):
Utica Shale	$38,907	$24,263	$4,700
Williston Basin	161,503	122,174	98,929
Piceance/DJ Basins	166,753	149,903	180,418
Barnett Shale	71,667	79,956	88,042
Marcellus Shale	30,394	26,111	28,468
Total reportable segments revenue	469,224	402,407	400,557
Corporate and other	26,446	412	—
Eliminations	(6,929)	(457)	—
Total revenues	$488,741	$402,362	$400,557

(1) Excludes revenues earned by Ohio Gathering due to equity method accounting.

Counterparties accounting for more than 10% of total revenues were as follows:

	Year ended December 31,
	2017	2016	2015
Percentage of total revenues (1)(2):
Counterparty A - Piceance/DJ Basins	*	14%	16%
Counterparty B - Williston Basin	13%	*	*
Counterparty C - Piceance/DJ Basins	*	*	14%

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

	Year ended December 31,
	2017	2016	2015
	(In thousands)
Depreciation and amortization (1):
Utica Shale	$7,009	$4,331	$1,417
Williston Basin	33,772	33,676	31,376
Piceance/DJ Basins	48,925	49,140	47,433
Barnett Shale (2)	15,001	16,093	16,392
Marcellus Shale	9,047	8,841	8,682
Total reportable segment depreciation and amortization	113,754	112,081	105,300
Corporate and other	1,118	580	603
Total depreciation and amortization	$114,872	$112,661	$105,903

(1) Excludes depreciation and amortization recognized by Ohio Gathering due to equity method accounting.

(2) Includes the amortization expense associated with our favorable and unfavorable gas gathering contracts as reported in other revenues.

Cash paid for capital expenditures by reportable segment follow.

	Year ended December 31,
	2017	2016	2015
	(In thousands)
Cash paid for capital expenditures (1):
Utica Shale	$22,921	$78,708	$94,994
Williston Basin	17,309	31,541	147,477
Piceance/DJ Basins	23,714	25,719	21,144
Barnett Shale	569	3,910	6,875
Marcellus Shale	641	1,173	1,306
Total reportable segment capital expenditures	65,154	141,051	271,796
Corporate and other	59,061	1,668	429
Total cash paid for capital expenditures	$124,215	$142,719	$272,225

(1) Excludes cash paid for capital expenditures by Ohio Gathering due to equity method accounting.

During the year ended December 31, 2017, Corporate included cash paid of $3.0 million for corporate purposes; the remainder represents capital expenditures for Summit Permian.

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

Segment adjusted EBITDA by reportable segment follows.

	Year ended December 31,
	2017	2016	2015
	(In thousands)
Reportable segment adjusted EBITDA
Utica Shale	$34,011	$21,035	$2,206
Ohio Gathering	41,246	45,602	33,667
Williston Basin	66,413	79,475	34,008
Piceance/DJ Basins	117,737	109,241	110,222
Barnett Shale	46,232	54,634	59,526
Marcellus Shale	23,888	19,203	23,214
Total of reportable segments' measures of profit or loss	$329,527	$329,190	$262,843

A reconciliation of income or loss before income taxes and income or loss from equity method investees to total of reportable segments' measures of profit or loss follows.

	Year ended December 31,
	2017	2016	2015
	(In thousands)
Reconciliation of income or loss before income taxes and income or loss from equity method investees to total of reportable segments' measures of profit or loss:
Income (loss) before income taxes and income (loss) from equity method investees	$88,614	$(7,768)	$(216,268)
Add:
Corporate and other	39,140	37,589	27,352
Interest expense	68,131	63,810	59,092
Early extinguishment of debt	22,039	—	—
Deferred Purchase Price Obligation	(200,322)	55,854	—
Depreciation and amortization	114,872	112,661	105,903
Proportional adjusted EBITDA for equity method investees	41,246	45,602	33,667
Adjustments related to MVC shortfall payments	(41,373)	11,600	(11,902)
Unit-based and noncash compensation	7,951	7,985	7,017
Loss (gain) on asset sales, net	527	93	(172)
Long-lived asset impairment	188,702	1,764	9,305
Goodwill impairment	—	—	248,851
Less:
Interest income	—	—	2
Total of reportable segments' measures of profit or loss	$329,527	$329,190	$262,843

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

Adjustments related to MVC shortfall payments by reportable segment follow.

	Year ended December 31, 2017
	Williston Basin	Piceance/DJ Basins	Barnett Shale	Total
	(In thousands)
Adjustments related to MVC shortfall payments:
Net change in deferred revenue for MVC shortfall payments	$(37,693)	$(3,065)	$—	$(40,758)
Expected MVC shortfall adjustments	—	(3)	(612)	(615)
Total adjustments related to MVC shortfall payments	$(37,693)	$(3,068)	$(612)	$(41,373)

	Year ended December 31, 2016
	Williston Basin	Piceance/DJ Basins	Barnett Shale	Total
	(In thousands)
Adjustments related to MVC shortfall payments:
Net change in deferred revenue for MVC shortfall payments	$8,691	$3,288	$(677)	$11,302
Expected MVC shortfall adjustments	—	(317)	615	298
Total adjustments related to MVC shortfall payments	$8,691	$2,971	$(62)	$11,600

	Year Ended December 31, 2015
	Williston Basin	Piceance/DJ Basins	Barnett Shale	Total
	(In thousands)
Adjustments related to MVC shortfall payments:
Net change in deferred revenue for MVC shortfall payments	$11,870	$(21,623)	$(1,700)	$(11,453)
Expected MVC shortfall adjustments	—	33	(482)	(449)
Total adjustments related to MVC shortfall payments	$11,870	$(21,590)	$(2,182)	$(11,902)

4. PROPERTY, PLANT AND EQUIPMENT, NET

Details on property, plant and equipment follow.

	December 31,
	2017	2016
	(In thousands)
Gathering and processing systems and related equipment	$1,973,722	$2,026,363
Construction in progress	78,850	39,954
Land and line fill	11,735	11,442
Other	40,262	35,227
Total	2,104,569	2,112,986
Less accumulated depreciation	309,440	259,315
Property, plant and equipment, net	$1,795,129	$1,853,671

During 2017, 2016 and 2015, we identified certain events, facts and circumstances which indicated that certain of our property, plant and equipment could be impaired. As such, we reviewed the assets that had been identified as potentially impaired and estimated the fair value of the identified property, plant and equipment using an income-based approach.

In December 2017, in connection with certain strategic initiatives, we performed a financial review of certain assets within the Williston Basin reporting segment. This resulted in a triggering event that required us to perform a recoverability test. Based on the results of the test, we concluded that the carrying value of certain long-lived assets relating to the Bison Midstream system within the Williston Basin were not fully recoverable. We recorded an impairment charge of $101.9 million related to these assets after comparing the fair value of the long-lived assets to their carrying values. See Note 5 for additional details.

During the fourth quarter of 2015, we identified a need to evaluate the goodwill associated with certain of our gathering systems (see Note 6). In connection with these evaluations, we also evaluated the related property, plant and equipment associated therewith for impairment and concluded that no impairment was necessary.

During 2017, 2016 and 2015, we recognized the following long-lived asset impairments, by segment.

	Year ended December 31,
	2017	2016	2015
	(In thousands)
Long-lived asset impairment:
Williston Basin	$101,961	$569	$7,554
Piceance/DJ Basins	697	—	1,220
Barnett Shale	—	1,195	531
Utica Shale	878	—	—

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

Depreciation expense and capitalized interest follow.

	Year ended December 31,
	2017	2016	2015
	(In thousands)
Depreciation expense	$75,120	$70,770	$63,915
Capitalized interest	2,579	3,709	3,372

5. AMORTIZING INTANGIBLE ASSETS AND UNFAVORABLE GAS GATHERING CONTRACT

Details regarding our intangible assets and the unfavorable gas gathering contract (included in other noncurrent liabilities), all of which are subject to amortization, follow.

	December 31, 2017
	Gross carrying amount	Accumulated amortization	Net
	(In thousands)
Favorable gas gathering contracts	$24,195	$(12,350)	$11,845
Contract intangibles	278,448	(117,821)	160,627
Rights-of-way	159,986	(31,113)	128,873
Total intangible assets	$462,629	$(161,284)	$301,345

Unfavorable gas gathering contract	$10,962	$(9,074)	$1,888

	December 31, 2016
	Gross carrying amount	Accumulated amortization	Net
	(In thousands)
Favorable gas gathering contracts	$24,195	$(10,795)	$13,400
Contract intangibles	426,464	(146,468)	279,996
Rights-of-way	153,015	(24,959)	128,056
Total intangible assets	$603,674	$(182,222)	$421,452

Unfavorable gas gathering contract	$10,962	$(6,916)	$4,046

In December 2017, in connection with certain strategic initiatives, we evaluated certain long-lived assets relating to the Bison Midstream system within the Williston Basin reporting segment (see Note 4). In connection with this evaluation, we evaluated the related intangible assets associated therewith for impairment consisting of contract intangible assets and rights-of-way intangible assets. We concluded the contract intangible assets were also impaired and, as a result, we recorded an impairment charge of $85.2 million.

During the fourth quarter of 2015, we identified a need to evaluate the goodwill associated with certain of our gathering systems (see Note 6). In connection with these evaluations, we also evaluated the related intangible assets associated therewith for impairment and concluded that no impairment was necessary.

We recognized amortization expense in other revenues as follows:

	Year ended December 31,
	2017	2016	2015
	(In thousands)
Amortization expense – favorable gas gathering contracts	$(1,555)	$(1,261)	$(1,478)
Amortization expense – unfavorable gas gathering contract	2,158	839	692

We recognized amortization expense in costs and expenses as follows:

	Year ended December 31,
	2017	2016	2015
	(In thousands)
Amortization expense – contract intangibles	$34,202	$35,416	$35,339
Amortization expense – rights-of-way	6,153	6,053	5,863

The estimated aggregate annual amortization expected to be recognized for as of December 31, 2017 for each of the five succeeding fiscal years follows.

	Intangible assets	Unfavorable gas gathering contract
	(In thousands)
2018	$34,026	$1,888
2019	33,139	—
2020	32,963	—
2021	29,271	—
2022	26,204	—

6. GOODWILL

Goodwill for the periods presented is related to the acquisition of the Mountaineer Midstream system in 2013. As of December 31, 2017 and 2016, goodwill in the Marcellus Shale reporting segment, which is served by the Mountaineer Midstream system, amounted to $16.2 million.

Accumulated goodwill impairments by reportable segment for those reporting units that have previously recognized goodwill follow.

	Year ended December 31,
	2017	2016	2015
	(In thousands)
Accumulated goodwill impairment:
Piceance/DJ Basins	$45,478	$45,478	$45,478
Williston Basin	257,572	257,572	257,572
Total accumulated goodwill impairment	$303,050	$303,050	$303,050

As discussed in Note 2, we evaluate goodwill for impairment annually on September 30 and whenever events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill.

We performed our annual goodwill impairment testing for the Mountaineer Midstream reporting unit as of September 30, 2017 using a combination of the income and market approaches. We determined that its fair value substantially exceeded its carrying value, including goodwill.

We had no impairments of goodwill for the years ended December 31, 2017 and 2016.

2015 Annual Impairment Evaluation. We performed our 2015 annual goodwill impairment testing and determined that the fair value of the Grand River, Mountaineer Midstream and Polar and Divide reporting units did not exceed their carrying value, including goodwill. As a result, we recognized goodwill impairments of $45.5 million for Grand River and $203.4 million for Polar and Divide for the year ended December 31, 2015.

Fair Value Measurement.  Our impairment determinations, in the context of (i) our annual impairment evaluations and (ii) our other-than-annual impairment evaluations involved significant assumptions and judgments. Differing assumptions regarding any of these inputs could have a significant effect on the valuations. As such, the fair value measurements utilized within these models are classified as non-recurring Level 3 measurements in the fair value hierarchy because they are not observable from objective sources. Due to the volatility of the inputs used, we cannot predict the likelihood of any future impairment.

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

In December 2017, an asset impairment was recognized by Ohio Gathering. Although we recognize activity for Ohio Gathering on a one-month lag, we recorded the asset impairment in our results of operations for the years ending December 31, 2017 because the information was available to us. We recorded our 40% share of the asset impairment, or $1.4 million in 2017 in loss from equity method investees in the consolidated statements of operations.

A reconciliation of our 40% ownership interest in Ohio Gathering to our investment per Ohio Gathering's books and records follows (in thousands).

	2017	2016
	(In thousands)
Investment in equity method investees, December 31	$690,485	$707,415
December cash distributions	4,032	3,172
December cash contributions	(3,932)	(5,318)
Impairment loss	1,383	—
Basis difference	(130,184)	(143,536)
Investment in equity method investees, net of basis difference, November 30	$561,784	$561,733

Summarized balance sheet information for OGC and OCC follows (amounts represent 100% of investee financial information).

	November 30, 2017		November 30, 2016
	OGC	OCC	OGC	OCC
	(In thousands)
Current assets	$34,383	$3,650	$43,797	$2,546
Noncurrent assets	1,319,448	29,156	1,330,199	31,195
Total assets	$1,353,831	$32,806	$1,373,996	$33,741

Current liabilities	$10,882	$3,382	$22,067	$3,448
Noncurrent liabilities	3,272	11,715	8,396	13,111
Total liabilities	$14,154	$15,097	$30,463	$16,559

Summarized statements of operations information for OGC and OCC follow (amounts represent 100% of investee financial information).

	Twelve months ended November 30, 2017		Twelve months ended November 30, 2016		Twelve months ended November 30, 2015
	OGC	OCC	OGC	OCC	OGC	OCC
	(In thousands)
Total revenues	$140,679	$8,607	$148,662	$15,791	$120,623	$9,467
Total operating expenses	111,897	8,298	96,647	111,528	96,948	15,633
Net income (loss)	28,785	(907)	52,009	(94,230)	23,655	(6,852)

8. DEFERRED REVENUE

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

A rollforward of current deferred revenue follows.

	Williston Basin	Piceance/DJ Basins	Barnett Shale	Total current
	(In thousands)
Current deferred revenue, January 1, 2016	$—	$—	$677	$677
Additions	—	11,672	—	11,672
Less revenue recognized	—	11,672	677	12,349
Current deferred revenue, December 31, 2016	—	—	—	—
Additions	—	18,294	—	18,294
Less revenue recognized	—	14,294	—	14,294
Current deferred revenue, December 31, 2017	$—	$4,000	$—	$4,000

A rollforward of noncurrent deferred revenue follows.

	Williston Basin	Piceance/DJ Basins	Barnett Shale	Total noncurrent
	(In thousands)
Noncurrent deferred revenue, January 1, 2016	$29,002	$16,484	$—	$45,486
Additions	8,691	3,700	—	12,391
Less revenue recognized	—	412	—	412
Noncurrent deferred revenue, December 31, 2016	37,693	19,772	—	57,465
Less revenue recognized	37,693	3,065	—	40,758
Less reclassification to current deferred revenue	—	4,000	—	4,000
Noncurrent deferred revenue, December 31, 2017	$—	$12,707	$—	$12,707

As of December 31, 2017, accounts receivable included $18.4 million of total shortfall payment billings, of which none related to MVC arrangements that can be utilized to offset gathering fees in subsequent periods.

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

9. DEBT

Debt consisted of the following:

	December 31,
	2017	2016
	(In thousands)
Summit Holdings variable rate senior secured Revolving Credit Facility (4.07% at December 31, 2017 and 3.27% at December 31, 2016) due May 2022	$261,000	$648,000
Summit Holdings 5.5% senior unsecured notes due August 2022	300,000	300,000
Less unamortized debt issuance costs (1)	(2,910)	(3,516)
Summit Holdings 5.75% senior unsecured notes due April 2025	500,000	—
Less unamortized debt issuance costs (1)	(6,898)	—
Summit Holdings 7.5% senior unsecured notes redeemed March 2017 (2)	—	300,000
Less unamortized debt issuance costs (1)(2)	—	(4,183)
Total long-term debt	$1,051,192	$1,240,301

__________

(1) Issuance costs are being amortized over the life of the notes.

(2) Debt was extinguished following the 5.75% Senior Notes offering in February 2017. In conjunction with the early debt extinguishment, the remaining unamortized debt issuance costs were written off.

The aggregate amount of debt maturing during each of the years after December 31, 2017 are as follow (in thousands):

2018	$—
2019	—
2020	—
2021	—
2022	561,000
Thereafter	500,000
Total long-term debt	$1,061,000

Revolving Credit Facility. Summit Holdings has a senior secured Revolving Credit Facility which allows for revolving loans, letters of credit and swingline loans. The Revolving Credit Facility has a $1.25 billion borrowing capacity, matures in May 2022, and includes a $250.0 million accordion feature.

In May 2017, Summit Holdings amended and restated its revolving credit facility with a third amended and restated credit agreement which: (i) maintained the revolving credit facility commitments of $1.25 billion, (ii) extended the maturity from November 2018 to May 2022, (iii) includes a $250.0 million accordion feature, (iv) maintained the same leverage-based pricing and commitment fee grid, (v) increased the maximum permitted total leverage ratio, as defined in the credit agreement, from 5.00 to 1.00 to 5.50 to 1.00 and (vi) includes a maximum permitted senior secured leverage ratio, as defined in the credit agreement, of 3.75 to 1.00.

Borrowings under the revolving credit facility bear interest, at the election of Summit Holdings, at a rate based on the alternate base rate (as defined in the credit agreement) plus an applicable margin ranging from 0.75% to 1.75% or the adjusted Eurodollar rate (as defined in the credit agreement) plus an applicable margin ranging from 1.75% to 2.75%, with the commitment fee ranging from 0.30% to 0.50% in each case based on our relative leverage at the time of determination. At December 31, 2017, the applicable margin under LIBOR borrowings was 2.50%, the interest rate was 4.07% and the unused portion of the Revolving Credit Facility totaled $989.0 million (subject to a commitment fee of 0.50%).

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

As a result of the amendment, SMLP incurred approximately $8.1 million of debt issuance costs. As of December 31, 2017, we had $10.9 million of debt issuance costs attributable to our Revolving Credit Facility and related amendments which are included in noncurrent assets on the consolidated balance sheet.

As of December 31, 2017, we were in compliance with the Revolving Credit Facility's covenants. There were no defaults or events of default during the year ended December 31, 2017.

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

On February 8, 2017, the Co-Issuers completed a public offering of $500.0 million of 5.75% senior unsecured notes (the "5.75% Senior Notes") as described below. Concurrent with the 5.75% Senior Notes offering, we made a tender offer to purchase all the outstanding 7.5% Senior Notes. The tender offer expired on February 14, 2017 and resulted in approximately $276.9 million of our 7.5% Senior Notes being validly tendered and retired. On February 16, 2017, we issued a notice of redemption for the remaining 7.5% Senior Notes. The remaining $23.1 million of 7.5% Senior Notes were redeemed on March 18, 2017 (the "redemption date"), with payment made on March 20, 2017. References to the “Senior Notes,” when used for dates or periods ended on or after the date of issuance of the 5.75% Senior Notes but before the redemption date, refer collectively to 5.5% Senior Notes, 7.5% Senior Notes and 5.75% Senior Notes. References to the "Senior Notes," when used for dates or periods ended on or prior to the date of issuance of the 5.75% Senior Notes, refer collectively to 5.5% Senior Notes and 7.5% Senior Notes. References to the "Senior Notes," when used for dates or periods that ended after the redemption date, refer collectively to the 5.5% Senior Notes and the 5.75% Senior Notes. In conjunction with the tender offer and mandatory redemption of the 7.5% Senior Notes, we paid redemption and call premiums totaling $17.9 million. These costs, as well as $4.1 million of unamortized debt issuance costs, are presented on our consolidated statement of operations as early extinguishment of debt.

In 2017, we executed supplemental indentures and amendments to our Revolving Credit Facility to add three newly formed entities, Summit Permian, Permian Finance and Summit Niobrara, as guarantors. As a result, Bison Midstream and its subsidiaries, Grand River and its subsidiary, DFW Midstream, Summit Marketing, Summit Permian, Permian Finance and Summit Niobrara (collectively the "Guarantor Subsidiaries") and SMLP fully and unconditionally and jointly and severally guarantee the 5.5% Senior Notes and the 5.75% Senior Notes. The Senior Notes are not guaranteed by OpCo, Summit Utica, Meadowlark Midstream and Tioga Midstream (collectively, the "Non-Guarantor Subsidiaries"). There are no significant restrictions on the ability of SMLP or Summit Holdings to obtain funds from its subsidiaries by dividend or loan. Finance Corp. has had no assets or operations since inception in 2013. At no time have the Senior Notes been guaranteed by the Co-Issuers.

5.75% Senior Notes. In February 2017, the Co-Issuers completed a public offering of $500.0 million of 5.75% senior unsecured notes maturing April 15, 2025. We pay interest on the 5.75% Senior Notes semi-annually in cash in arrears on April 15 and October 15 of each year. The 5.75% Senior Notes are senior, unsecured obligations and rank equally in right of payment with all of our existing and future senior obligations. The 5.75% Senior Notes are effectively subordinated in right of payment to all of our secured indebtedness, to the extent of the collateral securing such indebtedness. We used the proceeds from the issuance of the 5.75% Senior Notes to (i) fund the repurchase of the outstanding $300.0 million principal 7.5% Senior Notes, (ii) pay redemption and call premiums on the 7.5% Senior Notes totaling $17.9 million and (iii) pay $172.0 million of the balance outstanding under our Revolving Credit Facility.

At any time prior to April 15, 2020, the Co-Issuers may redeem up to 35% of the aggregate principal amount of the 5.75% Senior Notes at a redemption price of 105.750% of the principal amount of the 5.75% Senior Notes, plus accrued and unpaid interest, if any, but not including, the redemption date, with an amount not greater than the net cash proceeds of certain equity offerings. On and after April 15, 2020, the Co-Issuers may redeem all or part of the 5.75% Senior Notes at a redemption price of 104.313% (with the redemption premium declining ratably each year to 100.000% on and after April 15, 2023), plus accrued and unpaid interest, if any, to, but not including, the redemption date. Debt issuance costs of $7.7 million are being amortized over the life of the senior notes.

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

At any time prior to August 15, 2018, the Co-Issuers may redeem all or part of the 5.5% Senior Notes at a redemption price of 104.125% (with the redemption premium declining ratably each year to 100.000% on and after August 15, 2020), plus accrued and unpaid interest, if any. Debt issuance costs of $5.1 million are being amortized over the life of the senior notes.

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

As of and during the year ended December 31, 2017, we were in compliance with the covenants governing our Senior Notes. There were no defaults or events of default during the year ended December 31, 2017.

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

Accounts receivable primarily comprise amounts due for the gathering, treating and processing services we provide to our customers and also the sale of natural gas liquids resulting from our processing services. This industry concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, industry or other conditions. We monitor the creditworthiness of our counterparties and can require letters of credit for receivables from counterparties that are judged to have substandard credit, unless the credit risk can otherwise be mitigated. Our top five customers or counterparties accounted for 44% of total accounts receivable at December 31, 2017, compared with 62% as of December 31, 2016.

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

Level 3 liability, January 1, 2016	$—
Addition	507,427
Change in fair value	55,854
Level 3 liability, December 31, 2016	563,281
Change in fair value	(200,322)
Level 3 liability, December 31, 2017	$362,959

A summary of the estimated fair value of our debt financial instruments follows.

	December 31, 2017		December 31, 2016
	Carrying value	Estimated fair value (Level 2)	Carrying value	Estimated fair value (Level 2)
	(In thousands)
Summit Holdings Revolving Credit Facility	$261,000	$261,000	$648,000	$648,000
Summit Holdings 5.5% Senior Notes ($300.0 million principal)	297,090	301,750	296,484	294,500
Summit Holdings 5.75% Senior Notes ($500.0 million principal)	493,102	501,667	—	—
Summit Holdings 7.5% Senior Notes ($300.0 million principal) (1)	—	—	295,817	316,000
(1)	Debt was extinguished following the 5.75% Senior Notes offering in February 2017. In conjunction with the early debt extinguishment, the remaining unamortized debt issuance costs were written off.

The carrying value on the balance sheet of the Revolving Credit Facility is its fair value due to its floating interest rate. The fair value for the Senior Notes is based on an average of nonbinding broker quotes as of December 31, 2017 and December 31, 2016. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value of the Senior Notes.

11. PARTNERS' CAPITAL

A rollforward of the number of common limited partner, preferred limited partner and General Partner units follows.

	Limited partners
	Series A Preferred Units	Common	Subordinated	General Partner
Units, January 1, 2015	—	34,426,513	24,409,850	1,200,651
Units issued in connection with the May 2015 Equity Offering	—	7,475,000	—	—
General Partner 2% contribution	—	—	—	152,551
Net units issued under SMLP LTIP	—	161,131	—	1,498
Units, December 31, 2015	—	42,062,644	24,409,850	1,354,700
Subordinated units conversion	—	24,409,850	(24,409,850)	—
Units issued in connection with the September 2016 Equity Offering	—	5,500,000	—	—
General Partner 2% contribution	—	—	—	112,245
Net units issued under SMLP LTIP	—	138,627	—	4,242
Units, December 31, 2016	—	72,111,121	—	1,471,187
Units issued in connection with the November 2017 Equity Offering	300,000	—	—	—
Net units issued under SMLP LTIP	—	211,327	—	—
Units issued under ATM program	—	763,548	—	—
General Partner 2% contribution	—	—	—	19,812
Units, December 31, 2017	300,000	73,085,996	—	1,490,999

Unit Offerings.  In May 2015, we completed an underwritten public offering of 6,500,000 common units at a price of $30.75 per unit pursuant to an effective shelf registration statement on Form S-3 previously filed with the SEC (the "May 2015 Equity Offering"). On May 22, 2015, the underwriters exercised in full their option to purchase an additional 975,000 common units from us at a price of $30.75 per unit. Concurrent with both transactions, our General Partner made a capital contribution to us to maintain its approximate 2% general partner interest.

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

At-the-market Program.  In February 2017, we executed a new equity distribution agreement and filed a prospectus with the SEC for the issuance and sale from time to time of SMLP common units having an aggregate offering price of up to $150.0 million (the "ATM Program"). These sales will be made (i) pursuant to the terms of the equity distribution agreement between us and the sales agents named therein and (ii) by means of ordinary brokers' transactions at market prices, in block transactions or as otherwise agreed between us and the sales agents. Sales of our common units may be made in negotiated transactions or transactions that are deemed to be at-the-market offerings as defined by SEC rules.

During the year ended December 31, 2017, we sold 763,548 units under the ATM Program for aggregate gross proceeds of $17.7 million, and paid approximately $0.2 million as compensation to the sales agents pursuant to the terms of the equity distribution agreement. After taking into account the aggregate sales price of common units sold under the ATM Program through December 31, 2017, we have the capacity to issue additional common units under the ATM Program up to an aggregate $132.3 million.

Series A Preferred Units.  In November 2017, we issued 300,000 Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (the “Series A Preferred Units”) representing limited partner interests in the Partnership at a price to the public of $1,000 per unit. We used the net proceeds of $293.2 million (after deducting underwriting discounts and offering expenses) to repay outstanding borrowings under our revolving credit facility.

The Series A Preferred Units rank senior to (i) common units and incentive distribution rights, each representing limited partner interests in the Partnership and (ii) each other class or series of limited partner interests or other equity securities in the Partnership that may be established in the future that expressly ranks junior to the Series A Preferred Units as to the payment of distributions and amounts payable upon a liquidation event (the “Junior Securities”). The Series A Preferred Units rank equal in all respects with each class or series of limited partner interests or other equity securities in the Partnership that may be established in the future that is not expressly made senior or subordinated to the Series A Preferred Units as to the payment of distributions and amounts payable on a liquidation event (the “Parity Securities”). The Series A Preferred Units rank junior to (i) all of the Partnership’s existing and future indebtedness and other liabilities with respect to assets available to satisfy claims against the Partnership and (ii) each other class or series of limited partner interests or other equity securities in the Partnership established in the future that is expressly made senior to the Series A Preferred Units as to the payment of distributions and amounts payable upon a liquidation event. Income is allocated to the Series A Preferred Units in an amount equal to the earned distributions for the respective reporting period.

Distributions on the Series A Preferred Units are cumulative and compounding and are payable semi-annually in arrears on the 15th day of each June and December through and including December 15, 2022, and, thereafter, quarterly in arrears on the 15th day of March, June, September and December of each year (each, a “Distribution Payment Date”) to holders of record as of the close of business on the first business day of the month of the applicable Distribution Payment Date, in each case, when, as, and if declared by the General Partner out of legally available funds for such purpose.

The initial distribution rate for the Series A Preferred Units is 9.50% per annum of the $1,000 liquidation preference per Series A Preferred Unit. On and after December 15, 2022, distributions on the Series A Preferred Units will accumulate for each distribution period at a percentage of the liquidation preference equal to the three-month LIBOR plus a spread of 7.43%. A pro-rated initial distribution on the Series A Preferred Units was paid on December 15, 2017 in an amount equal to approximately $7.9167 per Series A Preferred Unit which totaled $2.4 million.

Noncontrolling Interest.  We have recorded Summit Investments' indirect retained ownership interest in OpCo and its subsidiaries as a noncontrolling interest in the consolidated financial statements.

Summit Investments' Equity in Contributed Subsidiaries.  Summit Investments' equity in contributed subsidiaries represents its position in the net assets of the 2016 Drop Down Assets and Polar and Divide that have been acquired by SMLP. The balance also reflects net income attributable to Summit Investments for the 2016 Drop Down Assets and Polar and Divide for the periods beginning on their respective acquisition dates by Summit Investments and ending on the dates they were acquired by the Partnership. Net income or loss was attributed to Summit Investments for:

•	the 2016 Drop Down Assets for the period from January 1, 2014 to March 3, 2016; and
•	Polar and Divide for the period from January 1, 2014 to May 18, 2015.

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

Cash Distributions Paid and Declared.  We paid the following per-unit distributions during the years ended December 31:

	Year ended December 31,
	2017	2016	2015
Per-unit distributions to unitholders	$2.300	$2.300	$2.270

On January 25, 2018, the Board of Directors of our General Partner declared a distribution of $0.575 per unit for the quarterly period ended December 31, 2017. This distribution, which totaled $45.1 million, was paid on February 14, 2018 to unitholders of record at the close of business on February 7, 2018.

We allocated the February 2018 distribution in accordance with the third target distribution level (see "Incentive Distribution Rights—Percentage Allocations of Available Cash" below for additional information.)

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

		Marginal percentage interest in distributions
	Total quarterly distribution per unit target amount	Unitholders	General Partner
Minimum quarterly distribution	$0.40	98%	2%
First target distribution	$0.40 up to $0.46	98%	2%
Second target distribution	above $0.46 up to $0.50	85%	15%
Third target distribution	above $0.50 up to $0.60	75%	25%
Thereafter	above $0.60	50%	50%

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

	Year ended December 31,
	2017	2016	2015
	(In thousands)
IDR payments	$8,460	$7,912	$6,743

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

12. EARNINGS PER UNIT

The following table details the components of EPU.

	Year ended December 31,
	2017	2016	2015
	(In thousands, except per-unit amounts)
Numerator for basic and diluted EPU:
Allocation of net income (loss) among limited partner interests:
Net income (loss) attributable to limited partners	$75,485	$(48,179)	$(125,437)
Net loss attributable to subordinated units (1)	—	—	(70,173)
Less net income attributable to Series A Preferred Units	3,563	—	—
Net income (loss) attributable to common limited partners	$71,922	$(48,179)	$(195,610)

Denominator for basic and diluted EPU:
Weighted-average common units outstanding – basic	72,705	68,264	39,217
Effect of nonvested phantom units	342	—	—
Weighted-average common units outstanding – diluted	73,047	68,264	39,217

Weighted-average subordinated units outstanding – basic and diluted			24,410

Earnings (loss) per limited partner unit:
Common unit – basic	$0.99	$(0.71)	$(3.20)
Common unit – diluted	$0.98	$(0.71)	$(3.20)
Subordinated unit – basic and diluted (1)			$(2.88)

Nonvested anti-dilutive phantom units excluded from the calculation of diluted EPU	42	125	109

__________

(1) The subordination period ended on February 16, 2016 and all 24,409,850 subordinated units converted to common units on a one-for-one basis (see Note 11).

13. UNIT-BASED AND NONCASH COMPENSATION

SMLP Long-Term Incentive Plan. The SMLP LTIP provides for equity awards to eligible officers, employees, consultants and directors of our General Partner and its affiliates, thereby linking the recipients' compensation directly to SMLP’s performance. The SMLP LTIP is administered by our General Partner's Board of Directors, though such administration function may be delegated to a committee appointed by the board. A total of 5.0 million common units was reserved for issuance pursuant to and in accordance with the SMLP LTIP. As of December 31, 2017, approximately 3.6 million common units remained available for future issuance.

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

The following table presents phantom and restricted unit activity:

	Units	Weighted-average grant date fair value
Nonvested phantom units, January 1, 2015	336,202	$30.61
Phantom units granted	289,735	29.21
Phantom units vested	(229,497)	27.66
Phantom units forfeited	(16,529)	35.09
Nonvested phantom units, December 31, 2015	379,911	31.13
Phantom units granted	495,535	14.91
Phantom units vested	(178,953)	33.80
Phantom units forfeited	(4,538)	16.89
Nonvested phantom units, December 31, 2016	691,955	19.59
Phantom units granted	371,972	22.50
Phantom units vested	(293,222)	24.76
Phantom units forfeited	(21,431)	20.07
Nonvested phantom units, December 31, 2017	749,274	$20.07

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

The intrinsic value of phantom and restricted units that vested during the years ended December 31, follows.

	Year ended December 31,
	2017	2016	2015
	(In thousands)
Intrinsic value of vested LTIP awards	$6,657	$2,957	$5,362
As of December 31, 2017, the unrecognized unit-based compensation related to the SMLP LTIP was $5.7 million.  Incremental unit-based compensation will be recorded over the remaining vesting period of approximately 2.2 years. Due to the limited and insignificant forfeiture history associated with the grants under the SMLP LTIP, no forfeitures were assumed in the determination of estimated compensation expense.

Unit-based compensation recognized in general and administrative expense related to awards under the SMLP LTIP follows.

	Year ended December 31,
	2017	2016	2015
	(In thousands)
SMLP LTIP unit-based compensation	$7,951	$7,550	$6,174

14. RELATED-PARTY TRANSACTIONS

Acquisitions. See Notes 1, 11 and 16 for disclosure of the 2016 Drop Down and the Polar and Divide Drop Down and the funding of those transactions.

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

Expenses incurred by the General Partner and reimbursed by us under our Partnership Agreement were as follows:

	Year ended December 31,
	2017	2016	2015
	(In thousands)
Operation and maintenance expense	$27,450	$26,485	$25,050
General and administrative expense	30,899	31,947	26,193

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

In February 2017, SMP Holdings sold 4,000,000 common units representing limited partner interests in SMLP at a price to the public of $24.00 per common unit. Consistent with our obligations under the Partnership Agreement, we paid all costs and expenses of the secondary offering (other than underwriting discounts and fees and expenses of counsel and advisors to SMP Holdings in the sale). We did not receive any of the proceeds from the secondary offering.

15. COMMITMENTS AND CONTINGENCIES

Operating Leases.  We and Summit Investments lease certain office space and equipment to support our operations. We have determined that our leases are operating leases. We recognize total rent expense incurred or allocated to us in general and administrative expenses. Rent expense related to operating leases, including rent expense incurred on our behalf and allocated to us, was as follows:

	Year ended December 31,
	2017	2016	2015
	(In thousands)
Rent expense	$3,772	$2,861	$2,395

We lease office space and equipment under agreements that expire in various years through 2027. Future minimum lease payments due under noncancelable operating leases at December 31, 2017, were as follows (in thousands):

2018	$3,373
2019	3,181
2020	824
2021	389
2022	349
Thereafter	731
Total future minimum lease payments	$8,847

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

A rollforward of the aggregate accrued environmental remediation liabilities follows.

Total
(In thousands)
Accrued environmental remediation, January 1, 2016	$13,664
Payments made, including those by affiliates	(4,211)
Accrued environmental remediation, December 31, 2016	$9,453
Payments made	(4,109)
Accrued environmental remediation, December 31, 2017	$5,344

As of December 31, 2017, we have recognized (i) a current liability for remediation effort expenditures expected to be incurred within the next 12 months and (ii) a noncurrent liability for estimated remediation expenditures and fines expected to be incurred subsequent to December 31, 2018. Each of these amounts represent our best estimate for costs expected to be incurred. Neither of these amounts has been discounted to its present value.

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

The present value of the Deferred Purchase Price Obligation will be reflected as a liability on our balance sheet until paid. As of the acquisition date, the estimated future payment obligation (based on management’s estimate of the Partnership’s share of forecasted Business Adjusted EBITDA and capital expenditures for the 2016 Drop Down Assets) was estimated to be $860.3 million and had a net present value of $507.4 million, using a discount rate of 13.0%. As of December 31, 2017, Remaining Consideration was estimated to be $454.4 million and the net present value, as recognized on the consolidated balance sheet, was $363.0 million, using a discount rate of 10.50%. Any subsequent changes to the estimated future payment obligation will be calculated using a discounted cash flow model with a commensurate risk-adjusted discount rate. Such changes and the impact on the liability due to the passage of time will be recorded as a change in the Deferred Purchase Price Obligation fair value on the consolidated statements of operations in the period of the change.

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

	Year ended December 31,
	2016	2015
	(In thousands)
SMLP revenues	$393,495	$358,046
2016 Drop Down Assets revenues (1)	8,867	29,238
Polar and Divide revenues (1)	—	13,273
Combined revenues	$402,362	$400,557

SMLP net loss	$(40,932)	$(192,212)
2016 Drop Down Assets net income (loss) (1)	2,745	(35,419)
Polar and Divide net income (1)	—	5,403
Combined net loss	$(38,187)	$(222,228)

_______

(1) Results are fully reflected in SMLP's results of operations subsequent to closing the respective drop down.

17. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by SMLP and the Guarantor Subsidiaries (see Note 9).

In December 2017, the Niobrara associated natural gas gathering and processing assets held by Meadowlark Midstream (See Note 16) were contributed to Summit Niobrara, a newly formed entity in 2017. Concurrent with this contribution (i) a subsidiary of SMLP purchased the remaining 1% ownership interest in Summit Niobrara held by Summit Epping, LLC for approximately $0.8 million; and (ii) 100% of the ownership interests in Summit Niobrara were contributed to Grand River Gathering, LLC (“Grand River”), after which Summit Niobrara became a wholly-owned subsidiary of Grand River. As a result, Summit Niobrara became a guarantor subsidiary on the Senior Notes and Revolving Credit Facility and, as such, all prior periods presented have been recast to reflect this change.

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

Condensed Consolidating Balance Sheets. Balance sheets as of December 31, 2017 and 2016 follow.

	December 31, 2017
	SMLP	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating adjustments	Total
	(In thousands)
Assets
Cash and cash equivalents	$126	$75	$1,138	$91	$—	$1,430
Accounts receivable	22	—	65,842	6,437	—	72,301
Other current assets	1,188	—	2,697	442	—	4,327
Due from affiliate	—	—	493,067	22,030	(515,097)	—
Total current assets	1,336	75	562,744	29,000	(515,097)	78,058
Property, plant and equipment, net	4,206	—	1,442,333	348,590	—	1,795,129
Intangible assets, net	—	—	278,958	22,387	—	301,345
Goodwill	—	—	16,211	—	—	16,211
Investment in equity method investees	—	—	—	690,485	—	690,485
Other noncurrent assets	2,547	10,913	105	—	—	13,565
Investment in subsidiaries	2,019,700	3,324,464	—	—	(5,344,164)	—
Total assets	$2,027,789	$3,335,452	$2,300,351	$1,090,462	$(5,859,261)	$2,894,793

Liabilities and Partners' Capital
Trade accounts payable	$209	$—	$11,283	$4,883	$—	$16,375
Accrued expenses	928	—	10,592	979	—	12,499
Due to affiliate	263,935	252,250	—	—	(515,097)	1,088
Deferred revenue	—	—	4,000	—	—	4,000
Ad valorem taxes payable	—	—	7,809	520	—	8,329
Accrued interest	—	12,310	—	—	—	12,310
Accrued environmental remediation	—	—	—	3,130	—	3,130
Other current liabilities	6,395	—	4,385	478	—	11,258
Total current liabilities	271,467	264,560	38,069	9,990	(515,097)	68,989
Long-term debt	—	1,051,192	—	—	—	1,051,192
Deferred Purchase Price Obligation	362,959	—	—	—	—	362,959
Deferred revenue	—	—	12,707	—	—	12,707
Noncurrent accrued environmental remediation	—	—	—	2,214	—	2,214
Other noncurrent liabilities	3,694	—	3,293	76	—	7,063
Total liabilities	638,120	1,315,752	54,069	12,280	(515,097)	1,505,124

Total partners' capital	1,389,669	2,019,700	2,246,282	1,078,182	(5,344,164)	1,389,669
Total liabilities and partners' capital	$2,027,789	$3,335,452	$2,300,351	$1,090,462	$(5,859,261)	$2,894,793

	December 31, 2016
	SMLP	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating adjustments	Total
	(In thousands)
Assets
Cash and cash equivalents	$698	$51	$5,768	$911	$—	$7,428
Accounts receivable	53	—	91,152	6,159	—	97,364
Other current assets	1,526	—	2,428	355	—	4,309
Due from affiliate	11,768	38,013	366,867	—	(416,648)	—
Total current assets	14,045	38,064	466,215	7,425	(416,648)	109,101
Property, plant and equipment, net	2,266	—	1,508,824	342,581	—	1,853,671
Intangible assets, net	—	—	398,992	22,460	—	421,452
Goodwill	—	—	16,211	—	—	16,211
Investment in equity method investees	—	—	—	707,415	—	707,415
Other noncurrent assets	1,993	5,198	138	—	—	7,329
Investment in subsidiaries	2,132,757	3,347,393	—	—	(5,480,150)	—
Total assets	$2,151,061	$3,390,655	$2,390,380	$1,079,881	$(5,896,798)	$3,115,179

Liabilities and Partners' Capital
Trade accounts payable	$978	$—	$10,640	$4,633	$—	$16,251
Accrued expenses	2,399	114	6,284	2,592	—	11,389
Due to affiliate	405,138	—	—	11,768	(416,648)	258
Ad valorem taxes payable	16	—	9,847	725	—	10,588
Accrued interest	—	17,483	—	—	—	17,483
Accrued environmental remediation	—	—	—	4,301	—	4,301
Other current liabilities	6,717	—	4,047	707	—	11,471
Total current liabilities	415,248	17,597	30,818	24,726	(416,648)	71,741
Long-term debt	—	1,240,301	—	—	—	1,240,301
Deferred Purchase Price Obligation	563,281	—	—	—	—	563,281
Deferred revenue	—	—	57,465	—	—	57,465
Noncurrent accrued environmental remediation	—	—	—	5,152	—	5,152
Other noncurrent liabilities	2,859	—	4,602	105	—	7,566
Total liabilities	981,388	1,257,898	92,885	29,983	(416,648)	1,945,506

Total partners' capital	1,169,673	2,132,757	2,297,495	1,049,898	(5,480,150)	1,169,673
Total liabilities and partners' capital	$2,151,061	$3,390,655	$2,390,380	$1,079,881	$(5,896,798)	$3,115,179

Condensed Consolidating Statements of Operations. For the purposes of the following condensed consolidating statements of operations, we allocate general and administrative expenses recognized at the SMLP parent to the Guarantor Subsidiaries and Non-Guarantor Subsidiaries to reflect what those entities' results would have been had they operated on a stand-alone basis. Statements of operations for the years ended December 31, 2017, 2016 and 2015 follow.

	Year ended December 31, 2017
	SMLP	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating adjustments	Total
	(In thousands)
Revenues:
Gathering services and related fees	$—	$—	$334,625	$59,802	$—	$394,427
Natural gas, NGLs and condensate sales	—	—	68,459	—	—	68,459
Other revenues	—	—	25,583	272	—	25,855
Total revenues	—	—	428,667	60,074	—	488,741
Costs and expenses:
Cost of natural gas and NGLs	—	—	57,237	—	—	57,237
Operation and maintenance	—	—	85,599	8,283	—	93,882
General and administrative	—	—	47,878	6,803	—	54,681
Depreciation and amortization	1,101	—	101,319	13,055	—	115,475
Transaction costs	73	—	—	—	—	73
(Gain) loss on asset sales, net	—	—	(15)	542	—	527
Long-lived asset impairment	—	—	187,823	879	—	188,702
Total costs and expenses	1,174	—	479,841	29,562	—	510,577
Other income	298	—	—	—	—	298
Interest expense	—	(68,131)	—	—	—	(68,131)
Early extinguishment of debt	—	(22,039)	—	—	—	(22,039)
Deferred Purchase Price Obligation	200,322	—	—	—	—	200,322
Income (loss) before income taxes and loss from equity method investees	199,446	(90,170)	(51,174)	30,512	—	88,614
Income tax expense	(341)	—	—	—	—	(341)
Loss from equity method investees	—	—	—	(2,223)	—	(2,223)
Equity in loss of consolidated subsidiaries	(113,055)	(22,885)	—	—	135,940	—
Net income	$86,050	$(113,055)	$(51,174)	$28,289	$135,940	$86,050

	Year ended December 31, 2016
	SMLP	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating adjustments	Total
	(In thousands)
Revenues:
Gathering services and related fees	$—	$—	$294,837	$51,124	$—	$345,961
Natural gas, NGLs and condensate sales	—	—	35,833	—	—	35,833
Other revenues	—	—	20,227	341	—	20,568
Total revenues	—	—	350,897	51,465	—	402,362
Costs and expenses:
Cost of natural gas and NGLs	—	—	27,421	—	—	27,421
Operation and maintenance	—	—	89,031	6,303	—	95,334
General and administrative	—	—	44,922	7,488	—	52,410
Depreciation and amortization	580	—	101,415	10,244	—	112,239
Transaction costs	1,321	—	—	—	—	1,321
Loss (gain) on asset sales, net	—	—	97	(4)	—	93
Long-lived asset impairment	—	—	1,235	529	—	1,764
Total costs and expenses	1,901	—	264,121	24,560	—	290,582
Other income	116	—	—	—	—	116
Interest expense	(1,441)	(62,369)	—	—	—	(63,810)
Deferred Purchase Price Obligation	(55,854)	—	—	—	—	(55,854)
(Loss) income before income taxes and loss from equity method investees	(59,080)	(62,369)	86,776	26,905	—	(7,768)
Income tax expense	(75)	—	—	—	—	(75)
Loss from equity method investees	—	—	—	(30,344)	—	(30,344)
Equity in earnings of consolidated subsidiaries	20,968	83,337	—	—	(104,305)	—
Net (loss) income	$(38,187)	$20,968	$86,776	$(3,439)	$(104,305)	$(38,187)

	Year ended December 31, 2015
	SMLP	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating adjustments	Total
	(In thousands)
Revenues:
Gathering services and related fees	$—	$—	$320,454	$17,365	$—	$337,819
Natural gas, NGLs and condensate sales	—	—	42,079	—	—	42,079
Other revenues	—	—	20,283	376	—	20,659
Total revenues	—	—	382,816	17,741	—	400,557
Costs and expenses:
Cost of natural gas and NGLs	—	—	31,398	—	—	31,398
Operation and maintenance	—	—	91,763	3,223	—	94,986
General and administrative	—	—	40,134	4,974	—	45,108
Depreciation and amortization	603	—	98,002	6,512	—	105,117
Transaction costs	1,342	—	—	—	—	1,342
Environmental remediation	—	—	—	21,800	—	21,800
Gain on asset sales, net	—	—	(172)	—	—	(172)
Long-lived asset impairment	—	—	9,305	—	—	9,305
Goodwill impairment	—	—	248,851	—	—	248,851
Total costs and expenses	1,945	—	519,281	36,509	—	557,735
Other income	2	—	—	—	—	2
Interest expense	(10,494)	(48,598)	—	—	—	(59,092)
Loss before income taxes and loss from equity method investees	(12,437)	(48,598)	(136,465)	(18,768)	—	(216,268)
Income tax benefit	603	—	—	—	—	603
Loss from equity method investees	—	—	—	(6,563)	—	(6,563)
Equity in loss of consolidated subsidiaries	(210,394)	(161,796)	—	—	372,190	—
Net loss	$(222,228)	$(210,394)	$(136,465)	$(25,331)	$372,190	$(222,228)

Condensed Consolidating Statements of Cash Flows. Statements of cash flows for the years ended December 31, 2017 and 2016 follow.

	Year ended December 31, 2017
	SMLP	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating adjustments	Total
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$7,122	$(68,915)	$221,115	$78,510	$—	$237,832

Cash flows from investing activities:
Capital expenditures	(3,041)	—	(98,926)	(22,248)	—	(124,215)
Proceeds from asset sales	—	—	—	2,300	—	2,300
Contributions to equity method investees	—	—	—	(25,513)	—	(25,513)
Purchase of noncontrolling interest	(797)	—	—	—	—	(797)
Other, net	(458)	—	—	—	—	(458)
Advances to affiliates	(278,493)	—	(126,198)	(22,031)	426,722	—
Net cash used in investing activities	(282,789)	—	(225,124)	(67,492)	426,722	(148,683)

Cash flows from financing activities:
Distributions to unitholders	(181,478)	—	—	—	—	(181,478)
Borrowings under Revolving Credit Facility	—	247,500	—	—	—	247,500
Repayments under Revolving Credit Facility	—	(634,500)	—	—	—	(634,500)
Debt issuance costs	—	(16,390)	—	—	—	(16,390)
Payment of redemption and call premiums on senior notes	—	(17,932)	—	—	—	(17,932)
Proceeds from ATM Program common unit issuances, net of costs	17,078	—	—	—	—	17,078
Proceeds from issuance of Series A Preferred Units, net of costs	293,238	—	—	—	—	293,238
Contribution from General Partner	465	—	—	—	—	465
Issuance of senior notes	—	500,000	—	—	—	500,000
Tender and redemption of senior notes	—	(300,000)	—	—	—	(300,000)
Other, net	(2,437)	—	(621)	(70)	—	(3,128)
Advances from affiliates	148,229	290,261	—	(11,768)	(426,722)	—
Net cash provided by (used in) financing activities	275,095	68,939	(621)	(11,838)	(426,722)	(95,147)
Net change in cash and cash equivalents	(572)	24	(4,630)	(820)	—	(5,998)
Cash and cash equivalents, beginning of period	698	51	5,768	911	—	7,428
Cash and cash equivalents, end of period	$126	$75	$1,138	$91	$—	$1,430

	Year ended December 31, 2016
	SMLP	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating adjustments	Total
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$9,691	$(58,254)	$201,516	$77,542	$—	$230,495

Cash flows from investing activities:
Capital expenditures	(1,668)	—	(55,185)	(85,866)	—	(142,719)
Contributions to equity method investees	—	—	—	(31,582)	—	(31,582)
Acquisitions of gathering systems from affiliate	(359,431)	—	—	—	—	(359,431)
Other, net	(394)	—	—	—	—	(394)
Advances to affiliates	(15,697)	(255,070)	(150,775)	—	421,542	—
Net cash used in investing activities	(377,190)	(255,070)	(205,960)	(117,448)	421,542	(534,126)

Cash flows from financing activities:
Distributions to unitholders	(167,504)	—	—	—	—	(167,504)
Borrowings under Revolving Credit Facility	12,000	508,300	—	—	—	520,300
Repayments under Revolving Credit Facility	—	(204,300)	—	—	—	(204,300)
Debt issuance costs	—	(3,032)	—	—	—	(3,032)
Proceeds from underwritten issuance of common units, net of costs	125,233	—	—	—	—	125,233
Contribution from General Partner	2,702	—	—	—	—	2,702
Cash advance (to) from Summit Investments (from) to contributed subsidiaries, net	(12,000)	—	3,223	20,991	—	12,214
Expenses paid by Summit Investments on behalf of contributed subsidiaries	3,030	—	—	1,791	—	4,821
Other, net	(1,182)	—	(121)	135	—	(1,168)
Advances from affiliates	405,845	—	—	15,697	(421,542)	—
Net cash provided by (used in) financing activities	368,124	300,968	3,102	38,614	(421,542)	289,266
Net change in cash and cash equivalents	625	(12,356)	(1,342)	(1,292)	—	(14,365)
Cash and cash equivalents, beginning of period	73	12,407	7,110	2,203	—	21,793
Cash and cash equivalents, end of period	$698	$51	$5,768	$911	$—	$7,428

	Year ended December 31, 2015
	SMLP	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating adjustments	Total
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$409	$(46,716)	$207,684	$29,998	$—	$191,375

Cash flows from investing activities:
Capital expenditures	(429)	—	(120,784)	(151,012)	—	(272,225)
Contributions to equity method investees	—	—	—	(86,200)	—	(86,200)
Acquisitions of gathering systems from affiliate	(288,618)	—	—	—	—	(288,618)
Other, net	—	—	323	—	—	323
Advances to affiliates	(2,589)	(88,221)	(110,003)	—	200,813	—
Net cash used in investing activities	(291,636)	(88,221)	(230,464)	(237,212)	200,813	(646,720)

Cash flows from financing activities:
Distributions to unitholders	(152,074)	—	—	—	—	(152,074)
Borrowings under Revolving Credit Facility	180,000	187,000	—	—	—	367,000
Repayments under Revolving Credit Facility	(100,000)	(51,000)	—	—	—	(151,000)
Repayments under term loan	(182,500)	—	—	—	—	(182,500)
Debt issuance costs	(135)	(277)	—	—	—	(412)
Proceeds from underwritten issuance of common units, net of costs	221,977	—	—	—	—	221,977
Contribution from General Partner	4,737	—	—	—	—	4,737
Cash advance from Summit Investments to contributed subsidiaries, net	102,500	—	18,811	199,216	—	320,527
Expenses paid by Summit Investments on behalf of contributed subsidiaries	12,655	—	3,864	6,360	—	22,879
Other, net	(1,615)	—	(192)	—	—	(1,807)
Advances from affiliates	198,224	—	—	2,589	(200,813)	—
Net cash provided by financing activities	283,769	135,723	22,483	208,165	(200,813)	449,327
Net change in cash and cash equivalents	(7,458)	786	(297)	951	—	(6,018)
Cash and cash equivalents, beginning of period	7,531	11,621	7,407	1,252	—	27,811
Cash and cash equivalents, end of period	$73	$12,407	$7,110	$2,203	$—	$21,793

18. UNAUDITED QUARTERLY FINANCIAL DATA

Summarized information on the consolidated results of operations for each of the quarters during the two-year period ended December 31, 2017, follows.

	Quarter ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
	(In thousands, except per-unit amounts)
Total revenues	$126,199	$124,945	$101,792	$135,805

Net (loss) income attributable to SMLP	$(18,331)	$93,546	$11,157	$(685)
Less net (loss) income and IDRs attributable to General Partner	1,760	3,999	2,351	2,092
Less net income attributable to Series A Preferred Units	3,563	—	—	—
Net (loss) income attributable to common limited partners	$(23,654)	$89,547	$8,806	$(2,777)

(Loss) earnings per limited partner unit:
Common unit - basic	$(0.32)	$1.23	$0.12	$(0.04)
Common unit - diluted	$(0.32)	$1.22	$0.12	$(0.04)

	Quarter ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
	(In thousands, except per-unit amounts)
Total revenues	$127,083	$95,073	$89,635	$90,571

Net income (loss) attributable to SMLP	$13,901	$1,922	$(50,287)	$(6,454)
Less net income (loss) and IDRs attributable to General Partner	2,379	2,137	935	1,810
Net income (loss) attributable to common limited partners	$11,522	$(215)	$(51,222)	$(8,264)

Earnings (loss) per limited partner unit:
Common unit - basic	$0.16	$0.00	$(0.77)	$(0.12)
Common unit - diluted	$0.16	$0.00	$(0.77)	$(0.12)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There have been no changes in, or disagreements with, accountants on accounting and financial disclosure matters during the years ended December 31, 2017 and 2016.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in SMLP’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter of 2017 that have materially affected, or are reasonably likely to materially affect, SMLP's internal control over financial reporting.

Management’s Annual Report On Internal Control Over Financial Reporting

Our General Partner is responsible for establishing and maintaining adequate internal control over financial reporting for the Partnership. With our participation, an evaluation of the effectiveness of our internal control over financial reporting was conducted as of December 31, 2017, based on the framework and criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2017. Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting, included below of this report.

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

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Summit Midstream Partners, LP and subsidiaries (the "Partnership") as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Partnership and our report dated February 26, 2018 expressed an unqualified opinion on those financial statements based on our audit and the report of other auditors.

Basis for Opinion

The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. An entity’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
February 26, 2018

Item 9B. Other Information.

None.

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

Our Audit Committee has adopted an audit committee charter, which is publicly available on our website under the "Corporate Governance" subsection of the “Investors” section at www.summitmidstream.com.

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

Compensation Committee.  Mr. Lane, Mr. Spinner and Mr. Wohleber serve as the members of the Compensation Committee, with Mr. Lane serving as chair of the committee. The Compensation Committee provides oversight, administers and makes decisions regarding our executive compensation policies and incentive plans. Although our common units are listed on the NYSE, we qualify for the “Limited Partnership” exemption to the NYSE rule that would otherwise require listed companies to have an independent compensation committee with a written charter.

Directors and Executive Officers

Directors of our General Partner are appointed for a term of one year and hold office until their successors have been elected or qualified or until the earlier of their death, resignation, removal or disqualification. Officers serve at the discretion of the Board of Directors of our General Partner.

The following table shows information for the directors and executive officers of our General Partner as of February 26, 2018.

Name	Age	Position with Summit Midstream GP, LLC
Steven J. Newby	45	President, Chief Executive Officer and Director
Matthew S. Harrison	47	Executive Vice President and Chief Financial Officer
Brock M. Degeyter	41	Executive Vice President, General Counsel, Chief Compliance Officer and Secretary
Brad N. Graves	51	Executive Vice President, Corporate Development and Chief Commercial Officer
Leonard W. Mallett	61	Executive Vice President and Chief Operations Officer
Louise E. Matthews	48	Senior Vice President, Human Resources and Corporate Communications
Matthew F. Delaney	31	Director
Peter Labbat	52	Director
Thomas K. Lane	61	Director
Jerry L. Peters	60	Director
Scott A. Rogan	47	Director
Jeffrey R. Spinner	36	Director
Susan Tomasky	64	Director
Robert M. Wohleber	67	Director

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

Peter Labbat has served as a director of our General Partner since August 2016 and was appointed to the board in connection with his affiliation with Energy Capital Partners, which controls Summit Investments, the sole owner of SMP Holdings, the entity that owns and controls our General Partner. Mr. Labbat has been an investment professional at Energy Capital Partners since 2006. Prior to joining Energy Capital Partners, Mr. Labbat spent 13 years in Goldman Sachs’ Investment Banking Division. He currently serves on the boards of Triton Power Holdings Limited, ADA Carbon Solutions, LLC, Next Wave Energy Partners, LP and Pro Petro Holding Corp. Mr. Labbat received a B.A. in Economics from Georgetown University and an M.B.A. from the Wharton School at the University of Pennsylvania. Mr. Labbat was selected to serve as a director on the board due to his affiliation with Energy Capital Partners, his knowledge of the energy industry and his financial and business expertise.

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

Jerry L. Peters has served as a director of our General Partner since September 2012.  Additionally, Mr. Peters served as the chair of the Conflicts Committee of our General Partner until Ms. Tomasky's appointment to the role in November 2012 and serves as the chair and financial expert of the Audit Committee of our General Partner. Mr. Peters served as the Chief Financial Officer of Green Plains Inc., a publicly traded vertically-integrated ethanol producer, from June 2007 until his retirement in September 2017. In 2015, Mr. Peters was appointed Chief Financial Officer and Director of the General Partner of Green Plains Partners LP, a publicly traded partnership engaged in fuel storage and transportation services. He retired from his role as Chief Financial Officer of the General Partner of Green Plains Partners LP in September 2017, but remains on the Board of Directors. Prior to joining Green Plains, Mr. Peters served as Senior Vice President—Chief Accounting Officer for ONEOK Partners, L.P. from May 2006 to April 2007, as Chief Financial Officer of ONEOK Partners, L.P. from July 1994 to May 2006, and in various senior management roles of ONEOK Partners, L.P. from 1985 to May 2006. Prior to joining ONEOK Partners, Mr. Peters was employed by KPMG LLP as a certified public accountant from 1980 to 1985. In October 2017, Mr. Peters joined the board of the General Partner of USA Compression Partners LP and currently serves as chair and financial expert of the audit committee thereof. Mr. Peters received an MBA from Creighton University with an emphasis in finance and a B.S. in Business Administration from the University of Nebraska—Lincoln. Mr. Peters' extensive executive, financial and operational experience bring important and necessary skills to the Board of Directors.

Scott A. Rogan has served as a director of our General Partner since February 2014 and was appointed to the board in connection with his affiliation with Energy Capital Partners. Mr. Rogan joined Energy Capital Partners as a principal in February 2014. For five years prior to joining Energy Capital Partners, Mr. Rogan was employed by Barclays Capital ("Barclays") as a Managing Director working in the investment banking division of the natural resources group. Prior to its merger with Barclays in 2008, Mr. Rogan worked for over 10 years in investment banking for Lehman Brothers. Mr. Rogan received a bachelor’s degree in business administration and a master’s degree in professional accounting from the University of Texas at Austin as well as a master’s degree in business administration from the University of Chicago. Mr. Rogan was selected to serve as a director on the board due to his affiliation with Energy Capital Partners, his knowledge of the energy industry and his financial and business expertise.

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

Susan Tomasky has served as a director of our General Partner since November 2012. Additionally, Ms. Tomasky serves as the chair of the Conflicts Committee of our General Partner. Ms. Tomasky was a senior executive for 13 years at American Electric Power, one of the nation’s largest electric utilities, serving from 2009 to 2011 as President of the company’s transmission business, from 2007 through 2008 as Executive Vice President for Shared Services, from 2001 until 2007 as Executive Vice President and Chief Financial Officer, and from 1998 until 2001 as General Counsel. Ms. Tomasky currently serves as Lead Independent Director of Andeavor Corp. and as a director of Public Service Enterprise Group – both public companies. Ms. Tomasky holds a juris doctorate degree from George Washington University National Law Center, and received her undergraduate degree from University of Kentucky in Lexington. Ms. Tomasky's extensive executive, financial, legal and regulatory experience brings important and necessary skills to the Board of Directors.

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

Code of Business Conduct and Ethics

The Board of Directors of our General Partner has adopted a Code of Business Conduct and Ethics which sets forth SMLP’s policy with respect to business ethics and conflicts of interest. The Code of Business Conduct and Ethics is intended to ensure that the employees, officers and directors of SMLP and its General Partner conduct business with the highest standards of integrity and in compliance with all applicable laws and regulations. It applies to the employees, officers and directors of SMLP and its General Partner, including the principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions (the "Senior Financial Officers"). The Code of Business Conduct and Ethics also incorporates expectations of the Senior Financial Officers that enable us to provide accurate and timely disclosure in our filings with the SEC and other public communications. The Code of Business Conduct and Ethics is publicly available on our website under the "Corporate Governance" subsection of the “Investors” section at www.summitmidstream.com and is also available free of charge on written request to the Secretary at the Woodlands office address given under the "Contact" section on our website.

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

Item 11. Executive Compensation.

This Compensation Discussion and Analysis (“CD&A”) provides information regarding the compensation of certain of our executive officers as reported in the Summary Compensation Table and other tables in this document. In this CD&A, we review the compensation decisions and rationale for those decisions relating to our principal executive officer, principal financial officer, and our next three most highly compensated executive officers.

The following describes the material components of our executive compensation program for the following individuals, who are referred to as the "Named Executive Officers" or “NEOs”:

• Steven J. Newby, President and Chief Executive Officer

• Matthew S. Harrison, Executive Vice President and Chief Financial Officer

• Brock M. Degeyter, Executive Vice President, General Counsel, Chief Compliance Officer and Secretary

• Brad N. Graves, Executive Vice President, Corporate Development and Chief Commercial Officer

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

Compensation Philosophy and Objectives

We seek to provide reasonable and competitive rewards to executives through compensation and benefit programs structured to:

• Attract and retain outstanding talent

• Drive achievement of short-term and long-term goals

• Reward successful execution of objectives

• Reinforce company culture and leadership competencies

• Align executives with the interests of our unitholders

We employ a pay-for-performance philosophy when designing executive compensation opportunities. Thus, a portion of an executive’s target compensation is performance based through linkage to the achievement of financial and other measures deemed to be drivers in the creation of unitholder value. While the Compensation Committee does not set a specific target allocation among the elements of total direct compensation, a portion of the compensation opportunity available to each of our NEOs is, by design, tied to the Partnership’s annual and long-term performance.

Compensation of Named Executive Officers

The Compensation Committee establishes the target total direct compensation of our executives and administers other benefit programs. The Compensation Committee engaged BDO USA, L.L.P. as its independent compensation consultant (the “Compensation Consultant”). The Compensation Consultant provides the Compensation Committee with data, analysis and advice on the structure and level of executive compensation. The Compensation Consultant participates in Compensation Committee meetings and executive sessions of the Compensation Committee meetings as requested. The Compensation Consultant may work with our management on various matters for which the Compensation Committee is responsible. However, the Compensation Committee, not management, directs the activities of the Compensation Consultant. We consider the Compensation Consultant to be independent of the Partnership according to current NYSE listing requirements and SEC guidance.

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

Based on market data which we use as a reference, we believe compensation of our NEOs is reasonably competitive with opportunities available to officers holding similar positions at comparable midstream companies. We seek to set compensation levels for each component of total direct compensation based on our assessment of market practices at or near the median. The Compensation Committee adjusts target compensation for each NEO above or below the median, taking into consideration experience, performance, internal equity and other relevant circumstances.

During the Compensation Committee’s annual review of executive compensation, the Compensation Consultant provided the Compensation Committee with an analysis of positions comparable to the NEOs at peer companies. To develop these exhibits, information from peer company public filings was compiled, including public company proxy statements and annual reports on Form 10-K. The peer group used for 2017 executive compensation consisted of publicly traded midstream companies with whom we compete for executive talent.

The peer group comprised the following companies:

American Midstream Partners, LP	MidCoast Energy Partners, L.P.
Boardwalk Pipeline Partners, LP	NuStar Energy L.P.
Crestwood Equity Partners LP	SemGroup Corporation
DCP Midstream, LP	Tallgrass Energy Partners LP
Enable Midstream Partners, LP	Targa Resources Corp.
EnLink Midstream Partners, LP
Genesis Energy, L.P.

The compensation analysis encompassed the primary components of total direct compensation, including annual base salary, annual short-term incentive and long-term incentive awards for the NEOs of these peer group companies. The Compensation Committee considered the information provided to ascertain whether the compensation of our NEOs is aligned with our compensation philosophy and competitive with the compensation for executive officers of the peer group companies. The Compensation Committee reviewed the compensation analysis to confirm that our compensation programs were supporting a competitive total compensation approach that emphasizes incentive-based compensation and appropriately rewards achievement of our objectives. For 2017, the target total direct compensation for the NEOs as set by the Compensation Committee is summarized below. Each element is further discussed in this CD&A.

Name and Principal Position	Base Salary ($)	2017 Target Annual Bonus: Percent of Base Salary (%)	2017 Target LTIP Award: Percent of Base Salary (%)	2017 LTIP Target Award Value ($)	2017 Target Total Direct Compensation ($)
Steven J. Newby
President and Chief Executive Officer	600,000	150	250	1,500,000	3,000,000
Matthew S. Harrison
Executive Vice President and Chief Financial Officer	415,000	100	150	622,500	1,452,500
Brock M. Degeyter
Executive Vice President, General Counsel, Chief Compliance Officer and Secretary	365,000	100	150	547,500	1,277,500
Brad N. Graves
Executive Vice President, Corporate Development and Chief Commercial Officer	390,000	100	150	585,000	1,365,000
Leonard W. Mallett
Executive Vice President and Chief Operations Officer	375,000	100	150	562,500	1,312,500

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

The base salaries of our NEOs, a portion of which are allocated to and reimbursed by Summit Investments and its affiliates other than us for certain NEOs, are set forth in the following table:

Name and Principal Position	2017 Base Salary ($)
Steven J. Newby
President and Chief Executive Officer	600,000
Matthew S. Harrison
Executive Vice President and Chief Financial Officer	415,000
Brock M. Degeyter
Executive Vice President, General Counsel, Chief Compliance Officer and Secretary	365,000
Brad N. Graves
Executive Vice President, Corporate Development and Chief Commercial Officer	390,000
Leonard W. Mallett
Executive Vice President and Chief Operations Officer	375,000

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

In March 2017, the Compensation Committee established the 2017 annual bonus plan target opportunities as a percentage of base salary for our NEOs. The 2017 targets for Messrs. Harrison, Mallett, Graves and Degeyter were 100% of their base salaries, while Mr. Newby's 2017 target was 150%.

Name and Principal Position	2017 Target Annual Bonus: Percent of Base Salary (%)	2017 Target Bonus: Dollar Value ($)
Steven J. Newby
President and Chief Executive Officer	150	900,000
Matthew S. Harrison
Executive Vice President and Chief Financial Officer	100	415,000
Brock M. Degeyter
Executive Vice President, General Counsel, Chief Compliance Officer and Secretary	100	365,000
Brad N. Graves
Executive Vice President, Corporate Development and Chief Commercial Officer	100	390,000
Leonard W. Mallett
Executive Vice President and Chief Operations Officer	100	375,000

In 2017, quantitative factors, as reflected in the corporate scorecard applicable to the senior leadership team (the "SLT Scorecard") determined at least one-half of the annual bonus for Messrs. Harrison, Degeyter, Graves and Mallett while their respective business unit scorecards accounted for the remainder. (The annual bonus amounts determined based on these scorecards were subject to further adjustments as explained below). For Mr. Newby, the

SLT Scorecard determined his entire annual bonus for 2017, subject to further adjustments as explained below. The SLT Scorecard contained five factors, each of which are considered by the Board of Directors and management as key indicators of the successful execution of our business plan. Those factors included (i) corporate growth, (ii) adjusted EBITDA, (iii) distributable cash flow per unit, (iv) leverage ratio and (v) health, safety, environmental and regulatory goals.

In February 2018, the Compensation Committee and the Board of Directors reviewed the SLT Scorecards for 2017 and determined the level of achievement of each key factor. We exceeded three of our targets, including our corporate growth target, leverage ratio and our health, safety, environmental and regulatory goals. We did not meet our adjusted EBITDA target or our distributable cash flow per unit target. These results yielded a calculated SLT Scorecard result of 112% of target for the portion of their annual bonuses based on SLT Scorecard results.

In addition to corporate and business unit results reported on scorecards, additional considerations are applied at the discretion of the CEO, the Compensation Committee or the Board of Directors that may affect the actual annual bonus earned. Those considerations include judgments regarding overall company performance and business events, industry climate and performance, the market for executive talent, demonstrated leadership capabilities and progress on strategic initiatives. This year, the Compensation Committee elected to reduce each of the NEOs’ bonuses below what their SLT and business-unit scorecards would have provided, reflecting SMLP’s failure to attain its adjusted EBITDA target, its distributable cash flow per unit target, and its publicly announced financial guidance.

Mr. Newby’s annual bonus payout was $855,000, which is 95% of his target annual bonus for 2017.

Mr. Harrison’s annual bonus payout reflects consideration for the combined performance results of the finance, investor relations and accounting business units. The total amount awarded to Mr. Harrison reflects 96% of his target annual bonus in 2017, or $400,000.

Mr. Degeyter’s annual bonus payout reflects consideration for the performance results of the legal business unit. The total amount awarded to Mr. Degeyter reflects 99% of his target annual bonus in 2017, or $360,000.

Mr. Graves’ annual bonus payout reflects consideration for performance results of the corporate development business unit. The total amount awarded to Mr. Graves reflects 96% of his target annual bonus in 2017, or $375,000.

Mr. Mallett's annual bonus payout reflects consideration for performance results of enterprise technology, engineering, construction and operations and health, safety, environmental and regulatory business units. The total amount awarded to Mr. Mallett reflects 100% of his target annual bonus in 2017, or $375,000.

Only a portion of the annual bonus amounts are allocated to and reimbursed by the Partnership for certain NEOs. For a discussion of the cost allocation methodology, please refer to "Reimbursement of Expenses from General Partner" in Item 13. Certain Relationships and Related Transactions, and Director Independence. Based on the foregoing discussion, the annual bonus awards to be paid in March 2018 to our NEOs for 2017 performance are as follows:

Name and Principal Position	2017 Annual Bonus Payout ($)
Steven J. Newby
President and Chief Executive Officer	855,000
Matthew S. Harrison
Executive Vice President and Chief Financial Officer	400,000
Brock M. Degeyter
Executive Vice President, General Counsel, Chief Compliance Officer and Secretary	360,000
Brad N. Graves
Executive Vice President, Corporate Development and Chief Commercial Officer	375,000
Leonard W. Mallett
Executive Vice President and Chief Operations Officer	375,000

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

March 2017 Equity Grants. Effective March 15, 2017, based on the recommendation of the Compensation Committee, the Board of Directors approved a grant of phantom units to the NEOs. The underlying phantom units vest ratably over a three-year period. Holders of phantom units are entitled to distribution equivalent rights for each phantom unit, providing for a lump sum payment equal to the accrued distributions from the grant date of the phantom units to be paid in cash upon the vesting date. The Compensation Committee selected equity awards that vest contingent on continued service to foster increased unit ownership by the NEOs and as a retention incentive for continued employment with the Partnership.

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

To calculate the number of phantom units granted to each NEO, the Compensation Committee determined the dollar amount of the long-term incentive compensation award, and then granted the number of phantom units that had a fair market value equal to that amount on the date of grant. Phantom unit awards granted in March 2017 were as follows:

Name and Principal Position	2017 Target LTIP Award: Percent of Base Salary (%)	2017 Phantom Units Awarded (#)	2017 SMLP LTIP Award Value ($)
Steven J. Newby
President and Chief Executive Officer	250	86,666	1,950,000
Matthew S. Harrison
Executive Vice President and Chief Financial Officer	150	31,111	700,000
Brock M. Degeyter
Executive Vice President, General Counsel, Chief Compliance Officer and Secretary	150	31,111	700,000
Brad N. Graves
Executive Vice President, Corporate Development and Chief Commercial Officer	150	31,111	700,000
Leonard W. Mallett
Executive Vice President and Chief Operations Officer	150	31,111	700,000

Retirement, Health and Welfare and Additional Benefits.  The NEOs are eligible to participate in such employee benefit plans and programs as we offer to our employees, subject to the terms and eligibility requirements of those plans.

401(k) Plan. The NEOs are eligible to participate in a tax qualified 401(k) defined contribution plan to the same extent as all of our other employees. In 2017, we made a fully vested matching contribution on behalf of each of the 401(k) plan's participants up to 5% of such participant's eligible salary for the year.

Health Savings Account ("HSA") Program. The NEOs are eligible to participate in a tax qualified health savings account (“HSA”) if they are enrolled in the available high-deductible health plan. The HSA is a tax-free savings account owned by an individual and can be used to pay for current or future qualified medical expenses. Participants determine how much to contribute, when and how to spend the money on eligible medical expenses, and how to invest the balance. The balance remains in the account and is not subject to forfeiture. The Partnership makes annual contributions to all HSA-eligible employees who enroll in an HSA. In 2017, Summit Investments made tax-free HSA contributions of $2,100 to Messrs. Newby, Harrison and Graves.

Deferred Compensation Plan. Effective July 1, 2013, the Board approved a Deferred Compensation Plan (the “DCP”), which is a defined contribution supplemental executive retirement plan established to attract and retain key employees and directors by providing participants with an opportunity to defer receipt of a portion of their salary, bonus and other specified compensation. The DCP is an unfunded, nonqualified plan that provides each participant in the plan with benefits based on the participant’s notional account balance at the time of retirement or termination.  Each participant allocates deferrals among designated mutual fund investments to serve as indices for the purpose of determining notional investment gains and losses to each participant’s account.

Deferrals of SMLP LTIP grants and other equity-based awards are allocated to the Summit Midstream Partners, LP Unit Fund (the “Unit Fund”). The Unit Fund consists of notional common units in SMLP, with each unit approximating the value of one common unit of SMLP. The distribution equivalent rights associated with any SMLP LTIP grant may be allocated to any available investment option, other than the Unit Fund. Mr. Newby elected to defer a portion of his compensation earned in 2017 under the DCP.

The DCP is filed as Exhibit 4.3 to the Partnership’s Form S-8 Registration Statement dated June 28,2013.

Tax Preparation and Advisory Services. Pursuant to the terms of their employment agreements, all NEOs are entitled to reimbursement for tax preparation and advisory services expenses of up to $12,000 per year. Expenditures for these additional benefits are disclosed by individual in footnote 4 to the Summary Compensation Table.

Employment and Severance Arrangements.  Our NEOs each have employment agreements with Summit Investments (the “Company”). Elements of the NEOs’ total direct compensation are subject to periodic review and may be adjusted accordingly by the Compensation Committee.

Mr. Newby’s employment agreement, which was amended and restated on July 20, 2015 and took effect on August 13, 2015, was subsequently amended effective August 4, 2017 to extend the initial term to March 1, 2020. Following the expiration of the initial term, the employment agreement is automatically extended for successive one-year periods, unless either party gives notice of non-extension to the other no later than 30 days prior to the expiration of the then-applicable term. Mr. Newby’s employment agreement provides for an annual base salary of $600,000 ($612,000 effective March 2018), and a performance-based bonus ranging from 0% to 300% of base salary, with a target of 150% of base salary. Mr. Newby is entitled to receive a prorated annual bonus (based on target) if his employment is terminated by Mr. Newby for good reason, or by the Company without cause or as a result of a non-extension of the term by the Company, or due to death or disability. In addition, Mr. Newby’s employment agreement provides for reimbursement of certain business expenses incurred in connection with his employment, including company-paid tax preparation and advisory services of up to $12,000 per year. Mr. Newby is also entitled to reimbursement for the cost of an annual executive physical.

Mr. Newby’s employment agreement provides for a cash severance payment upon a termination resulting from a non-extension of the term by the Company, by the Company without cause or by Mr. Newby for good reason, which is defined generally as Mr. Newby’s termination of employment within two years after the occurrence of (i) a material diminution in Mr. Newby’s authority, duties or responsibilities, (ii) a material diminution in Mr. Newby’s base salary, target bonus (as a percentage of base salary) or annual bonus range (as a percentage of base salary), (iii) a material change in the geographic location at which the officer must perform his services under the agreement, (iv) a change in Mr. Newby’s reporting relationship resulting in Mr. Newby no longer reporting directly to the Board of Directors of the Company or the General Partner, or (v) any other action or inaction that constitutes a material breach of the employment agreement by the Company (each a "Qualifying Termination"). In the event of a Qualifying Termination,

Mr. Newby’s severance payment will be equal to two and one-half times the sum of his annual base salary and his annual bonus payable in respect of the immediately preceding year.

Following any termination of employment other than one resulting from non-extension of the term, Mr. Newby’s employment agreement provides that he will be subject to a one-year post-termination non-competition covenant, and, following any termination of employment, Mr. Newby will be subject to a one-year post-termination non-solicitation covenant. If Mr. Newby’s employment terminates as a result of a non-extension of the term, the Company may choose to subject him to a non-competition covenant for up to one-year post-termination. If the Company exercises this “noncompete option” following a non-extension of the term by Mr. Newby, then Mr. Newby would be entitled to a severance payment in an amount equal to the sum of his annual base salary and annual bonus payable in respect of the preceding year, multiplied by a fraction, the numerator of which is equal to the number of days from the date of termination through the expiration of the restricted period (as elected by the Company) and the denominator of which is 365. In this case, the severance payment will be payable in equal installments over the restricted period. Following any termination of employment, the Company has agreed to pay the out-of-pocket premium cost to continue Mr. Newby’s medical and dental coverage for a period not to exceed 18 months, with such coverage terminating if any new employer provides benefits coverage.

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

The other NEOs’ employment agreements are substantially the same as Mr. Newby’s, except for the following:

•

Each of the other NEOs is entitled to a severance payment in the event of a Qualifying Termination equal to one and one-half times the sum of his annual base salary and his annual bonus payable in respect of the immediately preceding year.

•	Each of the other NEOs is entitled to a performance-based bonus ranging from 0% to 200% of base salary, with a target of 100% of base salary.
•	The other NEOs are not entitled to be reimbursed for the cost of an annual executive physical.
•	Mr. Harrison’s base salary is $415,000 (increased to $424,000 effective March 2018), and the Initial Term of his employment agreement ends on March 1, 2019.
•	Mr. Degeyter’s base salary is $365,000 (increased to $373,000 effective March 2018), and the Initial Term of his employment agreement ends on March 1, 2020.
•	Mr. Graves’ base salary is $390,000 (increased to $398,000 effective March 2018), and the Initial Term of his employment agreement ends on March 1, 2019.
•	Mr. Mallett’s base salary is $375,000 (increased to $384,000 effective March 2018), and the Initial Term of his employment agreement ends on March 1, 2020.
•

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

Summary Compensation Table for 2017, 2016 and 2015

The following table sets forth certain information with respect to the compensation paid to our NEOs for the years ended December 31, 2017, 2016 and 2015 and allocated to us by our General Partner. Under the terms of our Partnership Agreement, our General Partner determines the portion of the NEOs' compensation that is allocated to us. For a discussion of the cost allocation methodology, please refer to "Agreements with Affiliates—Reimbursement of Expenses from General Partner" in Item 13. Certain Relationships and Related Transactions, and Director Independence.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Equity Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)	Total ($)
Steven J. Newby	2017	540,000	—	1,950,000	769,500	36,918	3,296,418
President and Chief Executive Officer	2016	517,500	—	1,750,000	900,000	37,020	3,204,520
	2015	237,500	—	1,925,000	267,500	20,619	2,450,619
Matthew S. Harrison	2017	394,250	—	700,000	380,000	37,030	1,511,280
Executive Vice President and Chief Financial Officer	2016	380,000	—	650,000	418,000	33,249	1,481,249
	2015	251,600	—	630,000	188,700	25,336	1,095,636
Brock M. Degeyter	2017	346,750	—	700,000	342,000	34,983	1,423,733
Executive Vice President, General Counsel, Chief Compliance Officer and Secretary	2016	315,000	—	650,000	365,400	29,467	1,359,867
	2015	173,850	—	629,000	139,650	19,450	961,950
Brad N. Graves	2017	390,000	—	700,000	375,000	39,438	1,504,438
Executive Vice President, Corporate Development and Chief Commercial Officer	2016	375,000	—	650,000	412,000	31,918	1,468,918
	2015	97,500	—	612,500	70,500	12,071	792,571
Leonard W. Mallett	2017	375,000	—	700,000	375,000	14,624	1,464,624
Executive Vice President and Chief Operations Officer (5)	2016	350,000	350,000	600,000	420,000	12,643	1,732,643
	2015	20,417	—	1,600,000	—	—	1,620,417

___________

(1) Amounts shown represent the portion of the NEO's base salary allocated to SMLP.

(2) Amounts shown reflect the grant date fair value of the phantom unit awards granted to the NEOs in March 2017, March 2016 and March 2015, respectively, and, in Mr. Mallett’s case, also in December 2015, in accordance with FASB Accounting Standards Codification Topic 718, Compensation—Stock Compensation ("FASB ASC Topic 718"). For the assumptions made in valuing these awards, see Note 13 to the consolidated financial statements. For additional information, please refer to "Components of Executive Compensation—Long-Term Equity-Based Compensation Awards" above.

(3) Amounts shown represent the incentive bonus earned under our annual incentive bonus program in the fiscal year indicated but paid in the following fiscal year. The amounts shown represent that portion of the NEO's annual bonus that has been allocated to SMLP.

(4) The table below presents the components of "All Other Compensation" allocated to SMLP for each NEO for the fiscal year ended December 31, 2017. For additional information, please see "Components of Executive Compensation—Retirement, Health and Welfare and Additional Benefits" above.

(5) Mr. Mallett's employment commenced on December 1, 2015.

Pay Ratio Disclosure

The following is a reasonable estimate, prepared under applicable SEC rules, of the ratio of the annual total compensation of our CEO to the median of the annual total compensation of our other employees. To determine our median employee, we ranked our employees (other than the CEO) employed as of December 29, 2017 (the “determination date”) by the sum of each employee’s annualized base salary, his or her actual cash bonus received in 2017 for 2016 performance, and his or her actual overtime pay received in 2017. In annualizing each employee’s base salary, we used each employee’s base salary rate as of the determination date. We made no full-time equivalent adjustment for any employee, we had no temporary or seasonal workers as of the determination date, and we made no cost-of-living adjustments. The annual total compensation of our median employee (other than the CEO) for 2017 was $116,542. As disclosed in the Summary Compensation Table appearing above, our CEO’s annual total compensation for 2017 that was allocated to us by our General Partner was $3,296,418. Based on the foregoing, our estimate of the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all other employees was 28.3 to 1. Given the different methodologies that various public companies will use to determine an estimated pay ratio, our estimated pay ratio should not be used as a basis for comparison with ratios disclosed by other companies.

All Other Compensation.  The following table sets forth information concerning all other compensation paid to our NEOs in fiscal 2017 and allocated to us by our General Partner.

Name	Medical Insurance Premium ($)	Individual Tax Preparation and Annual Medical Examination ($) (1)	Health Savings Account (HSA) Employer Contributions ($)	401(k) Plan Employer Contributions ($)	Total ($)
Steven J. Newby	18,013	6,980	—	11,925	36,918
Matthew S. Harrison	18,438	4,009	1,995	12,588	37,030
Brock M. Degeyter	19,014	3,144	—	12,825	34,983
Brad N. Graves	19,408	4,430	2,100	13,500	39,438
Leonard W. Mallett	14,124	500	—	—	14,624

___________

(1) $1,700 of Mr. Newby’s total represents reimbursement for the cost of his annual medical examination. Mr. Newby is the only NEO who is reimbursed the cost of an annual medication examination.

Grants of Plan-Based Awards in 2017.  The following table sets forth information concerning annual incentive awards and phantom unit awards granted to our NEOs in fiscal 2017.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stocks or Units (2)	Grant Date Fair Value of Stock and Options Awards (3)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	(#)	($)
Steven J. Newby	N/A	N/A	900,000	1,800,000
	3/15/2017				86,666	1,950,000
Matthew S. Harrison	N/A	N/A	415,000	830,000
	3/15/2017				31,111	700,000
Brock M. Degeyter	N/A	N/A	365,000	730,000
	3/15/2017				31,111	700,000
Brad N. Graves	N/A	N/A	390,000	780,000
	3/15/2017				31,111	700,000
Leonard W. Mallett	N/A	N/A	375,000	750,000
	3/15/2017				31,111	700,000

___________

(1) Represents annual incentive opportunities that may be awarded pursuant to our annual incentive program for the year ended December 31, 2017 with payment based upon our achievement of pre-established performance goals and other factors. For additional information, please see "Components of Executive Compensation—Annual Incentive Compensation" above.

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

Outstanding Equity Awards at December 31, 2017.  The following table presents information regarding the outstanding equity awards held by our NEOs at December 31, 2017.

		Unit Awards
Name	Grant Date	Number of Unearned Phantom Units That Have Not Vested (#) (1)	Market Value of Unearned Phantom Units That Have Not Vested ($) (2)
Steven J. Newby	3/15/2017	86,666	1,776,653
	3/15/2016	78,722	1,613,801
	3/15/2015	18,906	387,573
Matthew S. Harrison	3/15/2017	31,111	637,776
	3/15/2016	29,239	599,400
	3/15/2015	6,187	126,834
Brock M. Degeyter	3/15/2017	31,111	637,776
	3/15/2016	29,239	599,400
	3/15/2015	6,177	126,629
Brad N. Graves	3/15/2017	31,111	637,776
	3/15/2016	29,239	599,400
	3/15/2015	6,015	123,308
Leonard W. Mallett	3/15/2017	31,111	637,776
	3/15/2016	26,990	553,295
	12/1/2015	28,658	587,489

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

(2) Amounts were calculated using the closing price of SMLP's publicly traded common units on December 31, 2017.

Phantom Units Vested.  The following table represents information regarding the vesting of phantom units during the year ended December 31, 2017 with respect to our NEOs.

	Phantom Unit Awards
Name	Number of Phantom Units Vested (#)	Value Realized on Vesting ($) (1)
Steven J. Newby (1)	45,373	1,249,441
Matthew S. Harrison (1)	25,733	709,906
Brock M. Degeyter (1)	25,526	703,865
Brad N. Graves (1)	25,758	710,704
Leonard W. Mallett (2)	42,154	1,032,874

___________

(1) Amounts represent the number and value of the phantom units that vested on March 15, 2017, plus the distribution equivalent rights earned in tandem. The value of the phantom units that vested on March 15, 2017 was calculated using the closing price of SMLP's publicly traded common units as of March 14, 2017, the trading day immediately prior to vesting.

(2) Of the total number of Mr. Mallett’s phantom units that vested in 2017, 13,495 vested on March 15, 2017 and the remainder, 28,659, vested on December 1, 2017. The value of Mr. Mallett’s phantom units that vested on March 15, 2017 was calculated using the closing price of SMLP's publicly traded common units as of March 14, 2017, the trading day immediately prior to vesting, and the value of Mr. Mallett’s phantom units that vested on December 1, 2017 was calculated using the closing price of SMLP’s publicly traded common units as of November 30, 2017, the trading day immediately prior to vesting. Mr. Mallett also received the value of the distribution equivalent rights earned in tandem with his vested units.

Pension Benefits.  Currently, our General Partner does not sponsor or maintain a pension or defined benefit program for our NEOs. This policy may change in the future.

Nonqualified Deferred Compensation Table for 2017.  The following table represents information regarding the nonqualified deferred compensation of our NEOs for the year ended December 31, 2017.

Name	Executive Contributions in Last Fiscal Year ($) (1)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)
Steven J. Newby	718,491	—	(176,827)	—	1,763,836
Matthew S. Harrison	33,925	—	(38,555)	—	502,548
Brad N. Graves	6,238	—	21,020	—	288,852

___________

(1) Amount is included in the "Summary Compensation Table" for the year 2017. For additional information, see "Components of Executive Compensation—Retirement, Health and Welfare and Additional Benefits" above.

Potential Payments upon Termination or Change in Control.  The following table sets forth information concerning potential amounts payable to the NEOs upon termination of employment under various circumstances, and upon a change in control, if such event took place on December 31, 2017.

Name and Principal Position	Triggering Event	Salary ($)	Bonus ($)	Pro-Rata Bonus ($)	Health Benefits ($)	Acceleration of Unvested Equity ($) (1)	Total ($)
Steven J. Newby President and Chief Executive Officer (2)	Termination by Reason of Death or Disability	—	—	900,000	21,607	4,363,679	5,285,286
	Termination Without Cause	1,500,000	2,500,000	900,000	21,607	4,363,679	9,285,286
	Resignation for Good Reason	1,500,000	2,500,000	900,000	21,607	4,363,679	9,285,286
	Nonextension of Term by Company	1,500,000	2,500,000	900,000	21,607	4,363,679	9,285,286
	Nonextension of Term by Executive, Company Exercises Noncompete	600,000	1,000,000	—	21,607	—	1,621,607
	Change in Control (3)	—	—	—	—	4,363,679	4,363,679
Matthew S. Harrison Executive Vice President and Chief Financial Officer (4) (5)	Termination by Reason of Death or Disability	—	—	415,000	21,001	1,574,402	2,010,403
	Termination Without Cause	622,500	660,000	415,000	21,001	1,574,402	3,292,903
	Resignation for Good Reason	622,500	660,000	415,000	21,001	1,574,402	3,292,903
	Nonextension of Term by Company	622,500	660,000	415,000	21,001	1,574,402	3,292,903
	Nonextension of Term by Executive, Company Exercises Noncompete	415,000	440,000	—	21,001	—	876,001
	Change in Control (3)	—	—	—	—	1,574,402	1,574,402
Brock M. Degeyter Executive Vice President, General Counsel, Chief Compliance Officer and Secretary (4)	Termination by Reason of Death or Disability	—	—	365,000	21,607	1,574,134	1,960,741
	Termination Without Cause	547,500	609,000	365,000	21,607	1,574,134	3,117,241
	Resignation for Good Reason	547,500	609,000	365,000	21,607	1,574,134	3,117,241
	Nonextension of Term by Company	547,500	609,000	365,000	21,607	1,574,134	3,117,241
	Change in Control (3)	—	—	—	—	1,574,134	1,574,134

	Nonextension of Term by Executive, Company Exercises Noncompete	365,000	406,000	—	21,607	—	792,607
Brad N. Graves Executive Vice President, Corporate Development and Chief Commercial Officer (4) (6)	Termination by Reason of Death or Disability	—	—	390,000	21,001	1,569,791	1,980,792
	Termination Without Cause	585,000	618,000	390,000	21,001	1,569,791	3,183,792
	Resignation for Good Reason	585,000	618,000	390,000	21,001	1,569,791	3,183,792
	Change in Control (3)	—	—	—	—	1,569,791	1,569,791
	Nonextension of Term by Company	585,000	618,000	390,000	21,001	1,569,791	3,183,792
	Nonextension of Term by Executive, Company Exercises Noncompete	390,000	412,000	—	21,001	—	823,001
Leonard W. Mallett Executive Vice President and Chief Operations Officer (4)	Termination by Reason of Death or Disability	—	—	375,000	15,014	2,072,688	2,462,702
	Termination Without Cause	562,500	630,000	375,000	15,014	2,072,688	3,655,202
	Resignation for Good Reason	562,500	630,000	375,000	15,014	2,072,688	3,655,202
	Nonextension of Term by Company	562,500	630,000	375,000	15,014	2,072,688	3,655,202
	Change in Control (3)	—	562,500	—	—	2,072,688	2,635,188
	Nonextension of Term by Executive, Company Exercises Noncompete	375,000	420,000	—	15,014	—	810,014

___________

(1) Amounts represent the value of the phantom units that vest upon the occurrence of a triggering event plus the earned distribution equivalent rights that vest in tandem. The value of the phantom units was calculated using the closing price of SMLP's publicly traded common units on December 31, 2017.

(2) Mr. Newby's employment agreement provides that upon termination of employment resulting from a non-extension of the term by Summit Investments, termination by Summit Investments without cause, or by Mr. Newby’s resignation for good reason (each a "Qualifying Termination"), Mr. Newby's severance payment will be equal to two and one-half times the sum of his annual base salary and his annual bonus payable in respect of the immediately preceding year. Mr. Newby is also entitled to receive a prorated annual bonus (based on target) if his employment is terminated as a result of a Qualifying Termination. If Summit Investments exercises the “noncompete option” after Mr. Newby elects not to extend the term, then Mr. Newby is entitled to a severance payment in an amount equal to the sum of his annual base salary and annual bonus payable in respect of the preceding year, multiplied by a fraction, the numerator of which is equal to the number of days from the date of termination through the expiration of the restricted period (as elected by Summit Investments) and the denominator of which is 365. Any unvested equity awards granted to Mr. Newby will immediately vest upon a Qualifying Termination, termination by reason of death or disability, or a change in control. If any portion of the payments or benefits provided to Mr. Newby in connection with a change in control become subject to the excise tax under Section 4999 of the Internal Revenue Code, then the payments and benefits will be reduced to the extent such reduction would result in a greater after-tax benefit to Mr. Newby. Following any termination of employment, Summit Investments has agreed to pay the out-of-pocket premium cost to continue Mr. Newby’s medical and dental coverage for a period not to exceed 18 months, with such coverage terminating if any new employer provides benefits coverage. Mr. Newby also had an aggregate balance of $1,763,836 under the DCP as of December 31, 2017, which will be distributed upon a qualifying triggering event. For additional information, see "Summary Compensation Table for 2017, 2016 and 2015—Nonqualified Deferred Compensation Table for 2017" above.

(3) Single-trigger event without a qualifying termination of employment.

(4) Mr. Harrison’s, Mr. Degeyter’s, Mr. Graves’, and Mr. Mallett’s employment agreements are substantially identical to Mr. Newby’s with respect to potential payments upon termination or a change in control, except that in the event of a Qualifying Termination, each NEO other than Mr. Newby is entitled to receive a severance payment equal to one and one-half times the sum of his annual base salary and his annual bonus payable in respect of the immediately preceding year.

(5) Mr. Harrison had an aggregate balance of $502,548 under the DCP as of December 31, 2017, which will be distributed upon a qualifying triggering event. For additional information, see "Summary Compensation Table for 2017, 2016 and 2015—Nonqualified Deferred Compensation Table for 2017" above.

(6) Mr. Graves had an aggregate balance of $288,852 under the DCP as of December 31, 2017, which will be distributed upon a qualifying triggering event. For additional information, see "Summary Compensation Table for 2017, 2016 and 2015—Nonqualified Deferred Compensation Table for 2017" above.

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

Director Compensation

In March 2017, under the director compensation plan, the independent directors, which include Mr. Peters, Ms. Tomasky and Mr. Wohleber, each received the following:

•	an annual cash retainer of $70,000 and
•	an annual award of common units with a grant date fair value of approximately $80,000.

In addition, under the director compensation plan, the independent directors receive the following for their respective service on our Board's committees:

•	the chairman of the Audit Committee receives an additional annual retainer of $15,000;
•	the chairman of the Conflicts Committee receives an additional annual retainer of $10,000; and
•	each independent member of any committee (other than the chairman) received an additional annual retainer of $5,000.

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

The following table shows the compensation paid, including amounts deferred, under our director compensation plan in 2017.

Name	Fees earned or paid in cash ($)	Other fees ($)	Unit awards ($) (1)	Compensation deferred ($) (2)	Total ($)
Matthew F. Delaney	—	—	—	—	—
Peter Labbat	—	—	—	—	—
Thomas K. Lane	—	—	—	—	—
Steven J. Newby	—	—	—	—	—
Jerry L. Peters	90,000	—	80,000	170,000	—
Jeffrey R. Spinner	—	—	—	—	—
Susan Tomasky	85,000	—	80,000	—	165,000
Robert M. Wohleber	85,000	—	80,000	—	165,000

___________

(1) Amount shown represents the grant date fair value of the unit awards as determined in accordance with GAAP. These unit awards were fully vested on the date of grant.

(2) In 2017, Mr. Peters elected to defer receipt of his compensation related to Board committee service pursuant to the terms of the DCP.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee, consists of Mr. Lane, Mr. Spinner and Mr. Wohleber. Although our common units are listed on the NYSE, we have taken advantage of the “Limited Partnership” exemption to the NYSE rule that would otherwise require listed companies to have an independent compensation committee with a written charter. During 2017, no member of the Compensation Committee was an executive officer of another entity on whose compensation committee or board of directors any executive officer of Summit Investments (and in connection therewith, SMLP) served. During 2017, no director was an executive officer of another entity on whose compensation committee any executive officer of Summit Investments (and in connection therewith, SMLP) served.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common units of:

•

each person who is known to us to beneficially own 5% or more of such units to be outstanding (based solely on Schedules 13D and 13G filed with the SEC subsequent to December 31, 2017 and prior to February 16, 2018);

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

In computing the number of common units beneficially owned by a person and the percentage ownership of that person, common units that a person has the right to acquire upon the vesting of phantom units where the units are issuable within 60 days of February 16, 2018, if any, are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. The percentage of units beneficially owned is based on a total of 73,085,996 common limited partner units outstanding as of February 16, 2018.

Except as indicated by footnote, the persons named in the following table have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable.

Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
Summit Midstream Partners (1) (2) (3)	25,854,581	35.4%
SMP Holdings (2) (3) (4)	25,854,581	35.4%
Energy Capital Partners II, LLC (1) (3) (5) (6)	31,770,408	43.5%
SMLP Holdings, LLC (5) (6)	5,915,827	8.1%
OppenheimerFunds, Inc. (8)	8,133,295	11.1%
OppenheimerFunds SteelPath, MLP Income Fund (14)	5,618,169	7.7%
HMI Capital, LLC (7)	5,806,686	7.9%
HMI Capital Partners, L.P. (7)	5,067,483	6.9%
Steven J. Newby (2) (10) (11)	77,294	*
Matthew S. Harrison (2) (10) (11)	67,310	*
Brock M. Degeyter (2) (10)	73,705	*
Brad N. Graves (2) (10) (11)	77,202	*
Leonard W. Mallett (2) (10)	83,499	*
Matthew F. Delaney (9)	—	*
Peter Labbat (9)	20,000	*
Thomas K. Lane (9) (12)	40,000	*
Jerry L. Peters (2) (11)	7,433	*
Scott A. Rogan (13)	—	*
Jeffrey R. Spinner (13)	—	*
Susan Tomasky (2)	16,463	*
Robert M. Wohleber (2)	13,886	*
All directors and executive officers as a group (consisting of 14 persons)	492,851	*

________

* An asterisk indicates that the person or entity owns less than one percent.

(1)  Summit Investments owns 100% of SMP Holdings, the entity that owns 100% of our General Partner. Energy Capital Partners II, LLC ("ECP II") and its parallel and co-investment funds (the "ECP Funds" and together with ECP II, "ECP") hold in the aggregate, 100% of the Class A membership interests in Summit Investments, the sole owner of SMP Holdings. ECP II is the General Partner of the General Partner of each of the ECP Funds that holds membership interests in Summit Investments and has voting and investment control over the securities held thereby. Accordingly, ECP may be deemed to indirectly beneficially own all of the common units held by Summit Investments and SMP Holdings as of February 16, 2018.

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

(4)  SMP Holdings owns 100% of our General Partner and 35.4% of our outstanding common units. Given its ownership interest in Summit Investments, ECP may be deemed to indirectly beneficially own all of the common units held by SMP Holdings as of February 16, 2018. In January 2017, SMP Holdings sold 4,000,000 common units in a public underwritten secondary offering.

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

(7)  The address for this person or entity is One Maritime Plaza, Suite 2020, San Francisco, California 94111.

(8)  The address for this person or entity is Two World Financial Center, 225 Liberty Street, New York, New York 10281.

(9)  The address for this person or entity is 51 John F. Kennedy Parkway, Suite 200, Short Hills, New Jersey 07078.

(10)  Includes common units which the individuals have the right to acquire upon vesting of phantom units, where the units are issuable as of February 16, 2018 or within 60 days thereafter. Such units are deemed to be outstanding in calculating the percentage ownership of such individual (and all directors and officers as a group), but are not deemed to be outstanding as to any other person.

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

(13)  The address for this person or entity is 1000 Louisiana, Suite 5200, Houston, Texas 77002.

(14)  The address for this person or entity is 6803 Tucson Way, Centennial, CO 80112.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2017 with respect to the Partnership's common units that may be issued under the 2012 Long-Term Incentive Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (1)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	749,274	n/a	3,611,972
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	749,274	—	3,611,972

__________

(1) Amount shown represents phantom unit awards outstanding under the SMLP LTIP at December 31, 2017. The awards are expected to be settled in common units upon the applicable vesting date and are not subject to an exercise price.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Of the 73,085,996 common units outstanding at December 31, 2017, Summit Investments beneficially owned 25,854,581 common units. In addition, SMP Holdings owns and controls our General Partner, which owns all of our IDRs and an approximate 2% general partner interest represented by 1,490,999 General Partner units. In January 2017, a subsidiary of Summit Investments sold 4,000,000 common units in a public underwritten secondary offering.

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

For the year ended December 31, 2017, our General Partner received distributions of approximately $12.0 million on its approximate 2% general partner interest and IDRs and a subsidiary of Summit Investments received distributions of approximately $59.5 million on its limited partner units.

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

Reimbursement of Expenses from General Partner.  Under our Partnership Agreement, we reimburse our General Partner and its affiliates for certain expenses incurred on our behalf, including, without limitation, salary, bonus, incentive compensation and other amounts paid to our General Partner's employees and executive officers who perform services necessary to run our business. Our Partnership Agreement provides that our General Partner will determine in good faith the expenses that are allocable to us. Operation and maintenance expenses incurred by the General Partner and reimbursed by us under our Partnership Agreement were $27.5 million in 2017. General and administrative expenses incurred by the General Partner and reimbursed by us under our Partnership Agreement were $30.9 million in 2017. As of December 31, 2017, we had a payable of $1.1 million to the General Partner for expenses that were paid on our behalf.

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

The policy described above was adopted by the Board of Directors of our General Partner on March 7, 2013, and as a result, certain of the transactions described in "Agreements with Affiliates" above were not reviewed under such policy.

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

Item 14. Principal Accounting Fees and Services.

Our Audit Committee has ratified Deloitte & Touche LLP, Independent Registered Public Accounting Firm, to audit the books, records and accounts of SMLP for the year ended December 31, 2017.

Audit Fees.  The fees billed by Deloitte & Touche LLP, as principal accountant, for the audit of our consolidated financial statements and other services rendered for the years ended December 31, 2017 and 2016 follow.

	Year ended December 31,
	2017	2016
Audit fees (1)	$3,161,830	$2,350,900
Audit-related fees	—	—
Tax fees (2)	562,025	688,910
All other fees	—	—
Total	$3,723,855	$3,039,810

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

SEC Rule 3-09 of Regulation S-X ("Rule 3-09") requires that we include or incorporate by reference financial statements for OGC and OCC in this Form 10-K if our investment was considered to be significant in the context of Rule 3-09 for the year ended December 31, 2017.  We have concluded that OGC is significant.  As such, the following documents are incorporated herein by reference:

•

The audited balance sheets of OGC as of December 31, 2017 and 2016 and the related statements of operations, members' equity and cash flows for the year ended December 31, 2017 and 2016 and the related notes to the financial statements, are filed as Exhibit 99.1 to this Report.

•

The audited balance sheets of OGC as of December 31, 2015 and 2014 and the related statements of operations, members' equity and cash flows for the year ended December 31, 2015 and 2014 and the related notes to the financial statements, are filed as Exhibit 99.2 to this Report.

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
3.1

Second Amended and Restated Agreement of Limited Partnership of Summit Midstream Partners, LP, dated as of November 14, 2017 (Incorporated herein by reference to Exhibit 3.1 to SMLP's Current Report on Form 8-K dated November 14, 2017 (Commission File No. 001-35666))

3.2

Amended and Restated Limited Liability Company Agreement of Summit Midstream GP, LLC, dated as of October 3, 2012 (Incorporated herein by reference to Exhibit 3.2 to SMLP's Current Report on Form 8-K dated October 4, 2012 (Commission File No. 001-35666))

3.3

Certificate of Limited Partnership of Summit Midstream Partners, LP (Incorporated herein by reference to Exhibit 3.1 to SMLP's Form S-1 Registration Statement dated August 21, 2012 (Commission File No. 333-183466))

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

10.7	First Amendment to the Third Amended and Restated Credit Agreement dated as of September 22, 2017

10.8

Amended and Restated Guarantee and Collateral Agreement dated as of November 1, 2013 (Incorporated herein by reference to Exhibit 10.7 to SMLP's 2013 Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (Commission File No. 001-35666))

10.9

Base Indenture, dated as of July 15, 2014, by and among Summit Midstream Holdings, LLC, Summit Midstream Finance Corp. and U.S. Bank National Association (Incorporated herein by reference to Exhibit 4.1 to SMLP's Current Report on Form 8-K dated July 9, 2014 (Commission File No. 001-35666))

10.10

First Supplemental Indenture, dated as of July 15, 2014, by and among Summit Midstream Holdings, LLC, Summit Midstream Finance Corp., the Guarantors party thereto and U.S. Bank National Association (including form of the 5½% senior notes due 2022) (Incorporated herein by reference to Exhibit 4.2 to SMLP's Current Report on Form 8-K dated July 9, 2014 (Commission File No. 001-35666))

10.11

Second Supplemental Indenture, dated as of February 15, 2017, by and among Summit Midstream Holdings, LLC, Summit Midstream Finance Corp., the Guarantors party thereto and U.S. Bank National Association (including form of the 5.75% senior notes due 2025) (Incorporated herein by reference to Exhibit 4.2 to SMLP’s Current Report on Form 8-K dated February 17, 2017 (Commission File No. 001-35666))

10.12

Equity Distribution Agreement, dated June 12, 2015, among the Partnership, the General Partner, the Operating Company, Citigroup Global Markets Inc., Deutsche Bank Securities Inc. and RBC Capital Markets, LLC. (Incorporated herein by reference to Exhibit 1.1 to SMLP's Current Report on Form 8-K dated June 12, 2015 (Commission File No. 001-35666))

10.13

Contribution, Conveyance and Assumption Agreement, dated as of October 3, 2012, by and among Summit Midstream GP, LLC, Summit Midstream Partners, LP, Summit Midstream Holdings, LLC and Summit Midstream Partners, LLC (Incorporated herein by reference to Exhibit 10.1 to SMLP's Current Report on Form 8-K dated October 3, 2012 (Commission File No. 001-35666))

10.14

Contribution Agreement among Summit Midstream Partners Holdings, LLC, Polar Midstream, LLC, Epping Transmission Company, LLC and Summit Midstream Partners, LP dated as of May 6, 2015 (Incorporated herein by reference to Exhibit 10.1 to SMLP's Current Report on Form 8-K dated May 6, 2015 (Commission File No. 001-35666))

10.15

Contribution Agreement between Summit Midstream Partners Holdings, LLC and Summit Midstream Partners, LP dated as of February 25, 2016 (Incorporated herein by reference to Exhibit 10.1 to SMLP's Form 8-K filed March 1, 2016 (Commission File No. 001-35666))

10.16	*

Amendment No. 1 to Second Amended and Restated Employment Agreement, dated August 13, 2015, and effective August 4, 2017, by and between Summit Midstream Partners, LLC and Steve J. Newby (Incorporated herein by reference to Exhibit 10.1 to SMLP's Form 8-K dated August 8, 2017 (Commission File No. 001-35666))

10.17	*

Third Amended and Restated Employment Agreement, effective March 1, 2017, by and between Summit Midstream Partners, LLC and Matthew S. Harrison (Incorporated herein by reference to Exhibit 10.22 to SMLP’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (Commission File No. 001-35666))

10.18	*

Amendment No. 1 to Amended and Restated Employment Agreement by and between Summit Midstream Partners LLC and Brock M. Degeyter, effective January 23, 2018 (Incorporated herein by reference to Exhibit 10.1 to SMLP's Form 8-K filed February 24, 2016 (Commission File No. 001-35666))

10.19	*

Second Amended and Restated Employment Agreement, effective March 1, 2017, by and between Summit Midstream Partners, LLC and Brad N. Graves (Incorporated herein by reference to Exhibit 10.24 to SMLP’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (Commission File No. 001-35666))

10.20	*

Amendment No. 1 to Employment Agreement, dated December 1, 2015, effective August 4, 2017, by and between Summit Midstream Partners, LLC and Leonard Mallett (Incorporated herein by reference to Exhibit 10.2 to SMLP's Current Report on Form 8-K dated August 8, 2017 (Commission File No. 001-35666))

10.21	*

Summit Midstream Partners, LP 2012 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.2 to SMLP's Current Report on Form 8-K filed October 4, 2012 (Commission File No. 001-35666))

10.22	*

Award Agreement by and between Summit Midstream GP, LLC, Summit Midstream Partners, LP and Leonard Mallett (Incorporated herein by reference to Exhibit 10.2 to SMLP's Current Report on Form 8-K filed November 17, 2015 (Commission File No. 001-35666))

10.23	*

Summit Midstream Partners, LP 2012 Long-Term Incentive Plan Phantom Unit Agreement (Incorporated herein by reference to Exhibit 10.1 to SMLP's Current Report on Form 8-K filed March 17, 2014 (Commission File No. 001-35666))

10.24	*	Form of Director Unit Award Agreement (Incorporated herein by reference to Exhibit 10.3 to SMLP's Current Report on Form 8-K filed October 4, 2012 (Commission File No. 001-35666))
10.25	*

Summit Midstream Partners, LLC Deferred Compensation Plan effective as of July 1, 2013 (Incorporated herein by reference to Exhibit 4.3 to SMLP's Form S-8 Registration Statement dated June 28, 2013 (File No. 333-189684))

12.1		Ratio of Earnings to Fixed Charges
21.1		List of Subsidiaries
23.1		Consent of Deloitte & Touche LLP - Summit Midstream Partners, LP
23.2		Consent of PricewaterhouseCoopers LLP - Ohio Gathering Company, L.L.C.
23.3		Consent of Deloitte & Touche LLP - Ohio Gathering Company, L.L.C.
23.4		Consent of PricewaterhouseCoopers LLP - Ohio Condensate Company, L.L.C.
31.1		Rule 13a-14(a)/15d-14(a) Certification, executed by Steven J. Newby, President, Chief Executive Officer and Director
31.2		Rule 13a-14(a)/15d-14(a) Certification, executed by Matthew S. Harrison, Executive Vice President and Chief Financial Officer
32.1

Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Steven J. Newby, President, Chief Executive Officer and Director, and Matthew S. Harrison, Executive Vice President and Chief Financial Officer

99.1		Ohio Gathering Company, L.L.C. Financial Statements as of and for the years ended December 31, 2017 and 2016
99.2

Ohio Gathering Company, L.L.C. Financial Statements as of and for the years ended December 31, 2015 and 2014 (Incorporated herein by reference to Exhibit 99.3 to SMLP's Amendment No. 1 to Current Report on Form 8-K dated May 13, 2016 (Commission File No. 001-35666))

99.3		Ohio Condensate Company, L.L.C. Report of Independent Registered Public Accounting Firm as of and for the year ended December 31, 2016
101.INS	**	XBRL Instance Document (1)
101.SCH	**	XBRL Taxonomy Extension Schema
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase
101.LAB	**	XBRL Taxonomy Extension Label Linkbase
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase

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

(1) Includes the following materials contained in this Annual Report on Form 10-K for the fiscal year ended December 31, 2017, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Partners' Capital, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

(c) Financial Statement Schedules

Not applicable.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Summit Midstream Partners, LP
(Registrant)

By: Summit Midstream GP, LLC (its General Partner)

February 26, 2018	/s/ Matthew S. Harrison
Matthew S. Harrison, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Steven J. Newby	Director, President and Chief Executive Officer (Principal Executive Officer)	February 26, 2018
Steven J. Newby

/s/ Matthew S. Harrison	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2018
Matthew S. Harrison

/s/ Matthew F. Delaney	Director	February 26, 2018
Matthew F. Delaney

/s/ Peter Labbat	Director	February 26, 2018
Peter Labbat

/s/ Thomas K. Lane	Director	February 26, 2018
Thomas K. Lane

/s/ Jerry L. Peters	Director	February 26, 2018
Jerry L. Peters

/s/ Scott A. Rogan	Director	February 26, 2018
Scott A. Rogan

/s/ Jeffrey R. Spinner	Director	February 26, 2018
Jeffrey R. Spinner

/s/ Susan Tomasky	Director	February 26, 2018
Susan Tomasky

/s/ Robert M. Wohleber	Director	February 26, 2018
Robert M. Wohleber