Form 10-Q
period 2018-03-31
Summit Midstream Partners, LP
filed 2018-05-04
CIK 1549922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐    Yes ☒    No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	As of April 30, 2018

Common Units	73,355,775 units

General Partner Units	1,490,999 units

i

COMMONLY USED OR DEFINED TERMS

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

ii

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
segment adjusted EBITDA

total revenues less total costs and expenses; plus (i) other income excluding interest income, (ii) our proportional adjusted EBITDA for equity method investees, (iii)

    depreciation and amortization, (iv) adjustments related to MVC shortfall payments, (v) adjustments related to capital reimbursement activity, (vi) unit-

    based and noncash compensation, (vii) the change in the Deferred Purchase

    Price Obligation fair value, (viii) early extinguishment of debt expense, (ix)

    impairments and (x) other noncash expenses or losses, less other noncash income or gains

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

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(In thousands, except unit amounts)
Assets
Current assets:
Cash and cash equivalents	$3,366	$1,430
Accounts receivable	68,811	72,301
Other current assets	3,535	4,327
Total current assets	75,712	78,058
Property, plant and equipment, net	1,858,312	1,795,129
Intangible assets, net	293,771	301,345
Goodwill	16,211	16,211
Investment in equity method investees	682,227	690,485
Other noncurrent assets	13,153	13,565
Total assets	$2,939,386	$2,894,793

Liabilities and Partners' Capital
Current liabilities:
Trade accounts payable	$21,232	$16,375
Accrued expenses	13,971	12,499
Due to affiliate	443	1,088
Deferred revenue	10,159	4,000
Ad valorem taxes payable	3,834	8,329
Accrued interest	15,383	12,310
Accrued environmental remediation	3,068	3,130
Other current liabilities	5,984	11,258
Total current liabilities	74,074	68,989
Long-term debt	1,091,602	1,051,192
Deferred Purchase Price Obligation	384,617	362,959
Noncurrent deferred revenue	36,587	12,707
Noncurrent accrued environmental remediation	1,916	2,214
Other noncurrent liabilities	6,509	7,063
Total liabilities	1,595,305	1,505,124
Commitments and contingencies (Note 16)

Series A Preferred Units (300,000 units issued and outstanding at March 31, 2018 and December 31, 2017)	300,741	294,426
Common limited partner capital (73,355,775 units issued and outstanding at March 31, 2018 and 73,085,996 units issued and outstanding at December 31, 2017)	1,005,409	1,056,510
General Partner interests (1,490,999 units issued and outstanding at March 31, 2018 and December 31, 2017)	27,033	27,920
Noncontrolling interest	10,898	10,813
Total partners' capital	1,344,081	1,389,669
Total liabilities and partners' capital	$2,939,386	$2,894,793

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2018	2017
	(In thousands, except per-unit amounts)
Revenues:
Gathering services and related fees	$84,361	$118,013
Natural gas, NGLs and condensate sales	26,117	11,120
Other revenues	6,842	6,672
Total revenues	117,320	135,805
Costs and expenses:
Cost of natural gas and NGLs	20,286	9,052
Operation and maintenance	24,604	23,692
General and administrative	14,385	14,132
Depreciation and amortization	26,677	28,569
Transaction costs	57	—
(Gain) loss on asset sales, net	(74)	3
Long-lived asset impairment	—	284
Total costs and expenses	85,935	75,732
Other (expense) income	(7)	71
Interest expense	(15,122)	(16,716)
Early extinguishment of debt	—	(22,020)
Deferred Purchase Price Obligation	(21,658)	(20,883)
(Loss) income before income taxes and income (loss) from equity method investees	(5,402)	525
Income tax benefit (expense)	171	(452)
Income (loss) from equity method investees	1,386	(656)
Net loss	$(3,845)	$(583)
Less:
Net income attributable to noncontrolling interest	85	102
Net loss attributable to SMLP	(3,930)	(685)
Less net income attributable to General Partner, including IDRs	2,058	2,092
Net loss attributable to limited partners	(5,988)	(2,777)
Less net income attributable to Series A Preferred Units	7,125	—
Net loss attributable to common limited partners	$(13,113)	$(2,777)

Loss per limited partner unit:
Common unit – basic	$(0.18)	$(0.04)
Common unit – diluted	$(0.18)	$(0.04)

Weighted-average limited partner units outstanding:
Common units – basic	73,134	72,149
Common units – diluted	73,134	72,149

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

	Partners' capital
	Limited partners
	Common	General Partner	Noncontrolling interest	Total
	(In thousands)
Partners' capital, January 1, 2017	$1,129,132	$29,294	$11,247	$1,169,673
Net (loss) income	(2,777)	2,092	102	(583)
Distributions to unitholders	(41,464)	(2,988)	—	(44,452)
Unit-based compensation	2,048	—	—	2,048
Tax withholdings on vested SMLP LTIP awards	(2,051)	—	—	(2,051)
ATM Program issuances, net of costs	367	—	—	367
Contribution from General Partner	—	113	—	113
Partners' capital, March 31, 2017	$1,085,255	$28,511	$11,349	$1,125,115

	Partners' capital
	Limited partners
	Series A Preferred Units	Common	General Partner	Noncontrolling interest	Total
	(In thousands)
Partners' capital, December 31, 2017, as reported	$294,426	$1,056,510	$27,920	$10,813	$1,389,669
January 1, 2018 impact of Topic 606 day 1 adoption	—	4,130	84	—	4,214
Partners' capital, January 1, 2018	294,426	1,060,640	28,004	10,813	1,393,883
Net income (loss)	7,125	(13,113)	2,058	85	(3,845)
Distributions to unitholders	—	(42,024)	(3,029)	—	(45,053)
Unit-based compensation	—	1,979	—	—	1,979
Tax withholdings on vested SMLP LTIP awards	—	(1,943)	—	—	(1,943)
Other	(810)	(130)	—	—	(940)
Partners' capital, March 31, 2018	$300,741	$1,005,409	$27,033	$10,898	$1,344,081

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net loss	$(3,845)	$(583)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	26,526	28,418
Amortization of debt issuance costs	1,040	1,032
Deferred Purchase Price Obligation	21,658	20,883
Unit-based and noncash compensation	1,962	2,128
(Income) loss from equity method investees	(1,386)	656
Distributions from equity method investees	9,644	8,944
(Gain) loss on asset sales, net	(74)	3
Long-lived asset impairment	—	284
Early extinguishment of debt	—	22,020
Changes in operating assets and liabilities:
Accounts receivable	3,490	43,695
Trade accounts payable	(3,294)	(4,042)
Accrued expenses	1,472	718
Due (to) from affiliate	(645)	228
Deferred revenue, net	1,130	(38,485)
Ad valorem taxes payable	(4,495)	(6,522)
Accrued interest	3,073	(11,780)
Accrued environmental remediation, net	(360)	(307)
Other, net	(4,686)	(4,841)
Net cash provided by operating activities	51,210	62,449
Cash flows from investing activities:
Capital expenditures	(40,778)	(14,428)
Contributions to equity method investees	—	(4,936)
Other, net	(221)	(361)
Net cash used in investing activities	(40,999)	(19,725)

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued)

	Three months ended March 31,
	2018	2017
	(In thousands)
Cash flows from financing activities:
Distributions to unitholders	(45,053)	(44,452)
Borrowings under Revolving Credit Facility	50,000	72,000
Repayments under Revolving Credit Facility	(10,000)	(245,000)
Debt issuance costs	(4)	(6,825)
Payment of redemption and call premiums on senior notes	—	(17,913)
Proceeds from ATM Program common unit issuances, net of costs	—	367
Contribution from General Partner	—	113
Issuance of senior notes	—	500,000
Tender and redemption of senior notes	—	(300,000)
Other, net	(3,218)	(2,157)
Net cash used in financing activities	(8,275)	(43,867)
Net change in cash and cash equivalents	1,936	(1,143)
Cash and cash equivalents, beginning of period	1,430	7,428
Cash and cash equivalents, end of period	$3,366	$6,285

Supplemental cash flow disclosures:
Cash interest paid	$12,207	$28,040
Less capitalized interest	1,222	468
Interest paid (net of capitalized interest)	$10,985	$27,572

Noncash investing and financing activities
Capital expenditures in trade accounts payable (period-end accruals)	$19,943	$13,977
Capital expenditures relating to contributions in aid of construction for Topic 606 day 1 adoption	33,123	—

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

In addition to its approximate 2% general partner interest in SMLP (including the IDRs), Summit Investments has indirect ownership interests in our common units. As of March 31, 2018, Summit Investments beneficially owned 25,854,581 SMLP common units and a subsidiary of Energy Capital Partners directly owned 5,915,827 SMLP common units.

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

In December 2017, the Niobrara associated natural gas gathering and processing assets held by Meadowlark Midstream were contributed to Summit Niobrara, a newly formed entity. Concurrent with this contribution (i) a subsidiary of SMLP purchased the remaining 1% ownership interest in Summit Niobrara held by Summit Epping, LLC for approximately $0.8 million; and (ii) 100% of the ownership interests in Summit Niobrara were contributed to Grand River Gathering, LLC (“Grand River”), after which Summit Niobrara became a wholly-owned subsidiary of Grand River.

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

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and the regulations of the SEC. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. We believe that the disclosures made are adequate to make the information not misleading. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, including normal recurring adjustments, which are necessary to fairly present the unaudited condensed consolidated balance sheet as of March 31, 2018, the unaudited condensed consolidated statements of operations, partners’ capital and cash flows for the three months ended March 31, 2018 and 2017. The balance sheet at December 31, 2017 included herein was derived from our audited financial statements, but does not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto that are included in our annual report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on February 26, 2018 (the "2017 Annual Report"). The results of operations for an interim period are not necessarily indicative of results expected for a full year.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Except for the changes below, there have been no changes to our significant accounting policies since December 31, 2017.

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

Recently Adopted Accounting Pronouncements. We have recently adopted the following accounting pronouncements:

•

ASU No. 2014-09 Revenue from Contracts with Customers (“Topic 606”). We adopted Topic 606 with a date of initial application of January 1, 2018. We applied Topic 606 by recognizing the cumulative effect of initially applying Topic 606 as an adjustment to the opening balance of partners’ capital at January 1, 2018. The comparative information has not been adjusted and is reported under the accounting standards in effect for those periods.

For contracts where we perform gathering services and earn a per-unit fee which is recognized at a point in time, revenue is recognized over time as the service is performed and results in revenue recognition materially consistent with historical GAAP. In addition, our contracts generally contain forms of variable consideration, which will likely be constrained as the volumes are susceptible to factors outside of our control and influence. As a result of applying the constraint guidance, timing of revenue recognition will be materially consistent with historical GAAP.

Prior to the adoption of Topic 606, contributions in aid of construction were recognized as a reduction to our cost basis of property, plant and equipment and facility fees were recognized as revenue when the amounts were billed. Upon adoption of Topic 606, the contributions in aid of construction amounts previously received were capitalized to property, plant and equipment, net of any accumulated depreciation, and will be depreciated over the remaining useful lives. Any future contributions in aid of construction will be recognized as revenue over the remaining term of the respective contract in accordance with Topic 606. Additionally, facility fees will be deferred and recognized over the contract term.

There are certain percent-of-proceeds contracts within our Williston Basin reportable segment where we previously recognized revenue for services provided to producers in gathering services and related fees. Such amounts which were previously presented gross in gathering services and related fees are presented net within cost of natural gas and NGLs. This change did not have any impact on our net income (loss), cash flows, or the amount we present as segment adjusted EBITDA.

For contracts containing MVC arrangements with banking mechanisms we previously deferred revenue. Under Topic 606, the recognition of revenue was accelerated. This acceleration totaled $16.7 million and is included in the Topic 606 day one adjustment amounts below in deferred revenue.

The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet for the adoption of Topic 606 was as follows:

	Balance at December 31, 2017	Adjustments Due to Topic 606	Balance at January 1, 2018
	(In thousands)
Assets
Property, plant and equipment, net	$1,795,129	$33,123	$1,828,252

Liabilities
Deferred revenue, current	4,000	6,088	10,088
Deferred revenue, noncurrent	12,707	22,821	35,528

Partners' Capital (1)	1,084,430	4,214	1,088,644

________

(1) Includes common limited partner capital and general partner interests.

Impact on financial statements

The following tables summarize the impact of Topic 606 adoption on our unaudited condensed consolidated financial statements.

Unaudited condensed consolidated balance sheet

	March 31, 2018
	As Reported	Balances Without Adoption of Topic 606	Effect of Change Increase / (Decrease)
	(In thousands)
Assets
Accounts receivable	$68,811	$66,386	$2,425
Property, plant and equipment, net	1,858,312	1,824,484	33,828

Liabilities
Deferred revenue, current	10,159	4,071	6,088
Deferred revenue, noncurrent	36,587	12,707	23,880

Partners' Capital (1)	1,032,442	1,026,157	6,285

________

(1) Includes common limited partner capital and general partner interests.

Unaudited condensed consolidated statement of operations

	Three months ended March 31, 2018
	As Reported	Balances Without Adoption of Topic 606	Effect of Change Increase / (Decrease)
	(In thousands)
Revenues
Gathering services and related fees	$84,361	$85,303	$(942)
Costs and expenses
Cost of natural gas and NGLs	20,286	23,602	(3,316)
Depreciation and amortization	26,677	26,374	303

Unaudited condensed consolidated statement of cash flows

	Three months ended March 31, 2018
	As Reported	Balances Without Adoption of Topic 606	Effect of Change Increase / (Decrease)
	(In thousands)
Cash flows from operating activities:
Net loss	$(3,845)	$(5,916)	$2,071
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	26,526	26,223	303
Cash flows from operating activities:
Accounts receivable	3,490	5,915	(2,425)
Deferred revenue, net	1,130	1,079	51
•

ASU No. 2017-04 Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 simplifies the subsequent measurement of goodwill by, among other things, eliminating step two from the goodwill impairment test. ASU 2017-04 is effective for public companies for fiscal years beginning after December 15, 2019 and it specifies the amendments in ASU 2017-04 should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We adopted the provisions of ASU 2017-04 effective January 1, 2018. The adoption of this standard had no impact on our consolidated financial statements.

Accounting Pronouncements Pending Adoption. We have not yet adopted the following accounting pronouncements as of March 31, 2018:

•

ASU No. 2016-02 Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 requires that lessees recognize all leases on the balance sheet, with the exception of short-term leases. A lease liability will be recorded for the obligation of a lessee to make lease payments arising from a lease. A right-of-use asset will be recorded which represents the lessee’s right to use, or to control the use of, a specified asset for a lease term. ASU 2016-02 is effective for public companies for fiscal years beginning after December 15, 2018, and requires the modified retrospective approach for transition. We are currently evaluating the provisions of ASU 2016-02 to determine its impact on our financial statements and related disclosures and will adopt its provisions effective January 1, 2019.

•

ASU No. 2018-01 Leases: Land Easement Practical Expedient for Transition to Topic 842 (“ASU 2018-01”). ASU 2018-01 provides an optional transition practical expedient to not evaluate existing or expired land easements that were not previously accounted for as leases under the current lease guidance in Topic 840. Upon adoption of Topic 842, an entity that elects this practical expedient should evaluate new or modified land easements under Topic 842 beginning at the date the entity adopts Topic 842. We expect to adopt the optional transition practical expedient of ASU 2018-01 effective January 1, 2019.

3. REVENUE

The majority of our revenue is derived from long-term and fee-based contracts with original terms of up to 25 years. We account for revenue in accordance with Topic 606 which we adopted on January 1, 2018, using the modified retrospective method. See Note 2 for further discussion of the adoption, including the impact on our consolidated financial statements.

We recognize revenue earned from fee-based gathering, treating and processing services in gathering services and related fees. We also earn revenue in the Williston Basin reporting segment from the sale of physical natural gas purchased from our customers under certain percent-of-proceeds arrangements. Under Topic 606, these contracts are presented net within cost of natural gas and NGLs. We sell natural gas that we retain from certain DFW Midstream customers to offset the power expenses of the electric-driven compression on the DFW Midstream system. We also sell condensate retained from our gathering services at Grand River. Revenues from the sale of natural gas and condensate are recognized in natural gas, NGLs and condensate sales; the associated expense is included in operation and maintenance expense. Certain customers reimburse us for costs we incur on their behalf. We record costs incurred and reimbursed by our customers on a gross basis, with the revenue component recognized in other revenues.

The transaction price in our contracts is primarily based on the volume of natural gas, crude oil or produced water transferred by our gathering systems to the customer’s agreed upon delivery point multiplied by the contractual rate. For contracts that include MVCs, variable consideration up to the MVC will be included in the transaction price. For contracts that do not include MVCs, we do not estimate variable consideration because the performance obligations are completed and settled on a daily basis. For contracts containing noncash consideration such as fuel received in-kind, we will measure the transaction price at the point of sale when the volume, mix and market price of the commodities are known.

We have contracts with MVCs that are variable and constrained. Contracts with MVCs are reviewed on a quarterly basis and adjustments to those estimates are made during each respective reporting period, if necessary.

The transaction price is allocated if the contract contains more than one performance obligation such as contracts that include MVCs. The transaction price allocated is based on the MVC for the applicable measurement period.

Performance obligations.  The majority of our contracts have a single performance obligation which is either to provide gathering services (an integrated service) or sell natural gas, NGLs and condensate, which are both satisfied when the related natural gas, crude oil and produced water are picked up and transferred to an agreed upon delivery point. We also have certain contracts with multiple performance obligations. They include an option for the customer to acquire additional services such as contracts containing MVCs. These performance obligations would also be satisfied when the related natural gas, crude oil and produced water are picked up and transferred to an agreed upon delivery point. In these instances, we allocate the contract’s transaction price to each performance obligation using our best estimate of the standalone selling price of each service in the contract.

Performance obligations for gathering services are generally satisfied over time. We utilize either an output method (i.e., measure of progress) for guaranteed, stand-ready service contracts or an asset / system delivery time estimate for non-guaranteed, as-available service contracts.

Performance obligations for the sale of natural gas, NGLs and condensate are satisfied at a point in time. There are no significant judgments for these transactions because the customer obtains control based on an agreed upon delivery point.

Certain of our gathering and/or processing agreements provide for monthly or annual MVCs. Under these MVCs, our customers agree to ship and/or process a minimum volume of production on our gathering systems or to pay a minimum monetary amount over certain periods during the term of the MVC. A customer must make a shortfall payment to us at the end of the contracted measurement period if its actual throughput volumes are less than its MVC for that period. Certain customers are entitled to utilize shortfall payments to offset gathering fees in one or more subsequent contracted measurement periods to the extent that such customer's throughput volumes in a subsequent contracted measurement period exceed its MVC for that contracted measurement period.

We recognize customer obligations under their MVCs as revenue and contract assets when (i) we consider it remote that the customer will utilize shortfall payments to offset gathering or processing fees in excess of its MVCs in subsequent periods; (ii) the customer incurs a shortfall in a contract with no banking mechanism or claw back provision; (iii) the customer’s banking mechanism has expired; or (iv) it is remote that the customer will use its unexercised right.

Our services are typically billed on a monthly basis and we do not offer extended payment terms. We do not have contracts with financing components.

The following table presents estimated revenue expected to be recognized during the remainder of 2018 and over the remaining contract period related to performance obligations that are unsatisfied and are comprised of estimated MVC shortfall payments.

We applied the practical expedient in paragraph 606-10-50-14 of Topic 606 for certain arrangements that we consider optional purchases (i.e., there is no enforceable obligation for the customer to make purchases) and those amounts are excluded from the table.

	2018	2019	2020	2021	2022	Thereafter
	(In thousands)
Gathering services and related fees	$115,834	$133,743	$122,429	$102,777	$83,648	$174,227

Revenue by Category.  In the following table, revenue is disaggregated by geographic area and major products and services. For more detailed information about reportable segments, see Note 4.

	Reportable Segments
	Three months ended March 31, 2018
	Utica Shale	Williston Basin	Piceance / DJ Basins	Barnett Shale	Marcellus Shale	Total reportable segments	All other segments	Total
	(In thousands)
Major products/services lines
Gathering services and related fees	$10,041	$17,666	$35,294	$13,637	$7,825	$84,463	$(102)	$84,361
Natural gas, NGLs and condensate sales	—	7,846	4,325	545	—	12,716	13,401	26,117
Other revenues	—	2,912	1,968	1,988	—	6,868	(26)	6,842
Total	$10,041	$28,424	$41,587	$16,170	$7,825	$104,047	$13,273	$117,320

Contract balances.  Contract assets relate to our rights to consideration for work completed but not billed at the reporting date and consist of the estimated MVC shortfall payments expected from our customers and unbilled activity associated with contributions in aid of construction. Contract assets are transferred to trade receivables when the rights become unconditional. As of March 31, 2018, receivables with customers totaled $63.4 million and contract assets totaled $3.4 million which were included in the accounts receivable caption on the unaudited condensed consolidated balance sheet.

Contract liabilities (deferred revenue) relate to the advance consideration received from customers primarily for contributions in aid of construction. We recognize contract liabilities under these arrangements in revenue over the contract period. For the three months ended March 31, 2018, we recognized $1.1 million of gathering services and related fees which was included in the contract liability balance as of the beginning of the period. See Note 9 for additional details.

4. SEGMENT INFORMATION

As of March 31, 2018, our reportable segments are:

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

The Ohio Gathering reportable segment includes our investment in OGC and OCC (see Note 8). Income or loss from equity method investees, as reflected on the statements of operations, solely relates to Ohio Gathering and is recognized and disclosed on a one-month lag (see Note 8). No other line items in the statements of operations or cash flows, as disclosed in the tables below, include results for our investment in Ohio Gathering.

Corporate and Other represents those results that are: (i) not specifically attributable to a reportable segment; (ii) not individually reportable; or (iii) not allocated to our reportable segments for the purpose of evaluating their performance, including certain general and administrative expense items, natural gas and crude oil marketing services, and transaction costs.

Assets by reportable segment follow.

	March 31, 2018	December 31, 2017
	(In thousands)
Assets:
Utica Shale	$211,058	$212,311
Ohio Gathering	682,227	690,485
Williston Basin	515,701	512,860
Piceance/DJ Basins	829,571	798,722
Barnett Shale	379,360	383,306
Marcellus Shale	215,587	217,362
Total reportable segment assets	2,833,504	2,815,046
Corporate and Other	106,268	79,996
Eliminations	(386)	(249)
Total assets	$2,939,386	$2,894,793

Revenues by reportable segment follow.

	Three months ended March 31,
	2018	2017
	(In thousands)
Revenues (1):
Utica Shale	$10,041	$8,796
Williston Basin	28,424	66,885
Piceance/DJ Basins	41,587	34,808
Barnett Shale	16,170	17,742
Marcellus Shale	7,825	6,904
Total reportable segments revenue	104,047	135,135
Corporate and Other	14,176	1,786
Eliminations	(903)	(1,116)
Total revenues	$117,320	$135,805

(1) Excludes revenues earned by Ohio Gathering due to equity method accounting.

Counterparties accounting for more than 10% of total revenues were as follows:

	Three months ended March 31,
	2018	2017
Percentage of total revenues (1)(2):
Counterparty A - Piceance/DJ Basins	11%	*
Counterparty B - Williston Basin	*	32%

(1) Includes recognition of revenue that was previously deferred in connection with minimum volume commitments.

(2) Excludes revenues earned by Ohio Gathering due to equity method accounting.

* Less than 10%

Depreciation and amortization, including the amortization expense associated with our favorable and unfavorable gas gathering contracts as reported in other revenues, by reportable segment follows.

	Three months ended March 31,
	2018	2017
	(In thousands)
Depreciation and amortization (1):
Utica Shale	$1,853	$1,647
Williston Basin	5,609	8,381
Piceance/DJ Basins	12,555	12,211
Barnett Shale (2)	3,757	3,762
Marcellus Shale	2,272	2,263
Total reportable segment depreciation and amortization	26,046	28,264
Corporate and Other	480	154
Total depreciation and amortization	$26,526	$28,418

(1) Excludes depreciation and amortization recognized by Ohio Gathering due to equity method accounting.

(2) Includes the amortization expense associated with our favorable and unfavorable gas gathering contracts as reported in other revenues.

Cash paid for capital expenditures by reportable segment follow.

	Three months ended March 31,
	2018	2017
	(In thousands)
Cash paid for capital expenditures (1):
Utica Shale	$1,020	$7,862
Williston Basin	5,888	429
Piceance/DJ Basins	16,904	5,864
Barnett Shale	37	(995)
Marcellus Shale	487	265
Total reportable segment capital expenditures	24,336	13,425
Corporate and Other	16,442	1,003
Total cash paid for capital expenditures	$40,778	$14,428

(1) Excludes cash paid for capital expenditures by Ohio Gathering due to equity method accounting.

During the three months ended March 31, 2018, Corporate included cash paid of $0.3 million for corporate purposes; the remainder represents capital expenditures for Summit Permian.

We assess the performance of our reportable segments based on segment adjusted EBITDA. We define segment adjusted EBITDA as total revenues less total costs and expenses; plus (i) other income excluding interest income, (ii) our proportional adjusted EBITDA for equity method investees (as defined below), (iii) depreciation and amortization, (iv) adjustments related to MVC shortfall payments, (v) adjustments related to capital reimbursement activity, (vi) unit-based and noncash compensation, (vii) change in the Deferred Purchase Price Obligation fair value, (viii) early extinguishment of debt expense, (ix) impairments and (x) other noncash expenses or losses, less other noncash income or gains. We define proportional adjusted EBITDA for our equity method investees as the product of (i) total revenues less total expenses, excluding impairments and other noncash income or expense items and (ii) amortization for deferred contract costs; multiplied by our ownership interest in Ohio Gathering during the respective period.

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

Segment adjusted EBITDA by reportable segment follows.

	Three months ended March 31,
	2018	2017
	(In thousands)
Reportable segment adjusted EBITDA
Utica Shale	$8,715	$7,912
Ohio Gathering	10,477	9,073
Williston Basin	15,970	17,809
Piceance/DJ Basins	29,235	28,974
Barnett Shale	9,859	12,088
Marcellus Shale	6,676	5,647
Total of reportable segments' measures of profit or loss	$80,932	$81,503

A reconciliation of income or loss before income taxes and income or loss from equity method investees to total of reportable segments' measures of profit or loss follows.

	Three months ended March 31,
	2018	2017
	(In thousands)
Reconciliation of (loss) income before income taxes and income (loss) from equity method investees to total of reportable segments' measures of profit or loss:
(Loss) income before income taxes and income (loss) from equity method investees	$(5,402)	$525
Add:
Corporate and Other	10,623	10,093
Interest expense	15,122	16,716
Early extinguishment of debt	—	22,020
Deferred Purchase Price Obligation	21,658	20,883
Depreciation and amortization	26,526	28,418
Proportional adjusted EBITDA for equity method investees	10,477	9,073
Adjustments related to MVC shortfall payments	—	(28,640)
Adjustments related to capital reimbursement activity	40	—
Unit-based and noncash compensation	1,962	2,128
(Gain) loss on asset sales, net	(74)	3
Long-lived asset impairment	—	284
Total of reportable segments' measures of profit or loss	$80,932	$81,503

For the three months ended March 31, 2017, we included adjustments related to MVC shortfall payments in our calculation of segment adjusted EBITDA to account for (i) the net increases or decreases in deferred revenue for MVC shortfall payments and (ii) our inclusion of expected annual MVC shortfall payments. With respect to the impact of a net change in deferred revenue for MVC shortfall payments, we treated increases in deferred revenue balances as a favorable adjustment to segment adjusted EBITDA, while decreases in deferred revenue balances were treated as an unfavorable adjustment to segment adjusted EBITDA. We also included a proportional amount of any historical and expected MVC shortfall payments in each quarter prior to the quarter in which we actually recognized the shortfall payment.

For the three months ended March 31, 2018, in accordance with Topic 606, adjustments related to MVC shortfall payments are recognized in gathering services and related fees (see Note 3).

In accordance with Topic 606, contributions in aid of construction are recognized over the remaining term of the respective contract. We include adjustments related to capital reimbursement activity in our calculation of segment adjusted EBITDA to account for revenue recognized from contributions in aid of construction.

Adjustments related to MVC shortfall payments by reportable segment for the three months ended March 31, 2017 follow. There were no adjustments related to MVC shortfall payments for the three months ended March 31, 2018.

	Three months ended March 31, 2017
	Williston Basin	Piceance/DJ Basins	Barnett Shale	Total
	(In thousands)
Adjustments related to MVC shortfall payments:
Net change in deferred revenue for MVC shortfall payments	$(37,693)	$(792)	$—	$(38,485)
Expected MVC shortfall adjustments	1,982	6,545	1,318	9,845
Total adjustments related to MVC shortfall payments	$(35,711)	$5,753	$1,318	$(28,640)

5. PROPERTY, PLANT AND EQUIPMENT, NET

Details on property, plant and equipment follow.

	March 31, 2018	December 31, 2017
	(In thousands)
Gathering and processing systems and related equipment	$2,014,522	$1,973,722
Construction in progress	122,132	78,850
Land and line fill	11,735	11,735
Other	41,114	40,262
Total	2,189,503	2,104,569
Less accumulated depreciation	331,191	309,440
Property, plant and equipment, net	$1,858,312	$1,795,129

Depreciation expense and capitalized interest follow.

	Three months ended March 31,
	2018	2017
	(In thousands)
Depreciation expense	$18,557	$18,491
Capitalized interest	1,222	468

6. AMORTIZING INTANGIBLE ASSETS AND UNFAVORABLE GAS GATHERING CONTRACT

Details regarding our intangible assets and the unfavorable gas gathering contract (included in other noncurrent liabilities), all of which are subject to amortization, follow.

	March 31, 2018
	Gross carrying amount	Accumulated amortization	Net
	(In thousands)
Favorable gas gathering contracts	$24,195	$(12,739)	$11,456
Contract intangibles	278,448	(124,356)	154,092
Rights-of-way	160,931	(32,708)	128,223
Total intangible assets	$463,574	$(169,803)	$293,771

Unfavorable gas gathering contract	$10,962	$(9,613)	$1,349

	December 31, 2017
	Gross carrying amount	Accumulated amortization	Net
	(In thousands)
Favorable gas gathering contracts	$24,195	$(12,350)	$11,845
Contract intangibles	278,448	(117,821)	160,627
Rights-of-way	159,986	(31,113)	128,873
Total intangible assets	$462,629	$(161,284)	$301,345

Unfavorable gas gathering contract	$10,962	$(9,074)	$1,888

We recognized amortization expense in other revenues as follows:

	Three months ended March 31,
	2018	2017
	(In thousands)
Amortization expense – favorable gas gathering contracts	$(389)	$(389)
Amortization expense – unfavorable gas gathering contract	540	540

We recognized amortization expense in costs and expenses as follows:

	Three months ended March 31,
	2018	2017
	(In thousands)
Amortization expense – contract intangibles	$6,535	$8,551
Amortization expense – rights-of-way	1,585	1,527

The estimated aggregate annual amortization expected to be recognized for the remainder of 2018 and each of the four succeeding fiscal years follows.

	Intangible assets	Unfavorable gas gathering contract
	(In thousands)
2018	$25,544	$1,349
2019	33,171	—
2020	32,995	—
2021	29,303	—
2022	26,236	—

7. GOODWILL

We evaluate goodwill for impairment annually on September 30. We also evaluate goodwill whenever events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill. There have been no impairments of goodwill during the three months ended March 31, 2018.

Fair Value Measurement. Our impairment determinations, in the context of (i) our annual impairment evaluations and (ii) our other-than-annual impairment evaluations involved significant assumptions and judgments, as discussed in the 2017 Annual Report. Differing assumptions regarding any of these inputs could have a significant effect on the various valuations. As such, the fair value measurements utilized within these models are classified as non-recurring Level 3 measurements in the fair value hierarchy because they are not observable from objective sources. Due to the volatility of the inputs used, we cannot predict the likelihood of any future impairment.

8. EQUITY METHOD INVESTMENTS

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

A reconciliation of our 40% ownership interest in Ohio Gathering to our investment per Ohio Gathering's books and records follows (in thousands).

Investment in equity method investees, March 31, 2018	$682,227
March cash distributions	2,568
Basis difference	(126,846)
Investment in equity method investees, net of basis difference, February 28, 2018	$557,949

Summarized statements of operations information for OGC and OCC follow (amounts represent 100% of investee financial information).

	Three months ended February 28, 2018		Three months ended February 28, 2017
	OGC	OCC	OGC	OCC
	(In thousands)
Total revenues	$34,960	$2,489	$37,075	$2,053
Total operating expenses	26,775	2,141	27,105	2,473
Net income (loss)	8,180	180	7,973	(1,215)

9. DEFERRED REVENUE

A rollforward of current deferred revenue follows.

	Utica Shale	Williston Basin	Piceance/DJ Basins	Barnett Shale	Marcellus Shale	Total current
	(In thousands)
Current deferred revenue, December 31, 2017, as reported	$—	$—	$4,000	$—	$—	$4,000
Net impact of Topic 606 day 1 adoption	18	1,017	3,396	1,619	38	6,088
Current deferred revenue, January 1, 2018	18	1,017	7,396	1,619	38	10,088
Additions	5	325	5,344	400	9	6,083
Less revenue recognized	5	254	5,344	400	9	6,012
Current deferred revenue, March 31, 2018	$18	$1,088	$7,396	$1,619	$38	$10,159

A rollforward of noncurrent deferred revenue follows.

	Utica Shale	Williston Basin	Piceance/DJ Basins	Barnett Shale	Marcellus Shale	Total noncurrent
	(In thousands)
Noncurrent deferred revenue, December 31, 2017, as reported	$—	$—	$12,707	$—	$—	$12,707
Net impact of Topic 606 day 1 adoption	39	4,215	10,017	8,217	333	22,821
Noncurrent deferred revenue, January 1, 2018	39	4,215	22,724	8,217	333	35,528
Additions	—	—	2,833	724	—	3,557
Less reclassification to current deferred revenue	5	254	1,830	400	9	2,498
Noncurrent deferred revenue, March 31, 2018	$34	$3,961	$23,727	$8,541	$324	$36,587

10. DEBT

Debt consisted of the following:

	March 31, 2018	December 31, 2017
	(In thousands)
Summit Holdings variable rate senior secured Revolving Credit Facility (3.90% at March 31, 2018 and 4.07% at December 31, 2017) due May 2022	$301,000	$261,000
Summit Holdings 5.5% senior unsecured notes due August 2022	300,000	300,000
Less unamortized debt issuance costs (1)	(2,747)	(2,910)
Summit Holdings 5.75% senior unsecured notes due April 2025	500,000	500,000
Less unamortized debt issuance costs (1)	(6,651)	(6,898)
Total long-term debt	$1,091,602	$1,051,192

(1) Issuance costs are being amortized over the life of the notes.

Revolving Credit Facility. Summit Holdings has a senior secured revolving credit facility that allows for revolving loans, letters of credit and swing line loans. The Revolving Credit Facility has a $1.25 billion borrowing capacity, matures in May 2022, and includes a $250.0 million accordion feature.

Borrowings under the Revolving Credit Facility bear interest, at the election of Summit Holdings, at a rate based on the alternate base rate (as defined in the credit agreement) plus an applicable margin ranging from 0.75% to 1.75% or the adjusted Eurodollar rate (as defined in the credit agreement) plus an applicable margin ranging from 1.75% to 2.75%, with the commitment fee ranging from 0.30% to 0.50% in each case based on our relative leverage at the time of determination. At March 31, 2018, the applicable margin under LIBOR borrowings was 2.25%, the interest rate was 3.90% and the unused portion of the Revolving Credit Facility totaled $949.0 million (subject to a commitment fee of 0.375%).

As of March 31, 2018, we had $10.3 million of debt issuance costs attributable to our Revolving Credit Facility and related amendments which are included in noncurrent assets on the unaudited condensed consolidated balance sheet.

As of and during the three months ended March 31, 2018, we were in compliance with the Revolving Credit Facility's covenants. There were no defaults or events of default during the three months ended March 31, 2018.

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

In February 2017, the Co-Issuers completed a public offering of $500.0 million of 5.75% senior unsecured notes (the "5.75% Senior Notes") as described in the 2017 Annual Report. Concurrent with the 5.75% Senior Notes offering, we made a tender offer to purchase all the outstanding 7.5% Senior Notes. References to the “Senior Notes,” when used for dates or periods ended on or after the date of issuance of the 5.75% Senior Notes but before the redemption date, refer collectively to 5.5% Senior Notes, 7.5% Senior Notes and 5.75% Senior Notes. References to the "Senior Notes," when used for dates or periods ended on or prior to the date of issuance of the 5.75% Senior Notes, refer collectively to 5.5% Senior Notes and 7.5% Senior Notes. References to the "Senior Notes," when used for dates or periods that ended after the redemption date, refer collectively to the 5.5% Senior Notes and the 5.75% Senior Notes.

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

As of and during the three months ended March 31, 2018, we were in compliance with the covenants governing our Senior Notes. There were no defaults or events of default during the three months ended March 31, 2018.

11. FINANCIAL INSTRUMENTS

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

Accounts receivable primarily comprise amounts due for the gathering, treating and processing services we provide to our customers and also the sale of natural gas liquids resulting from our processing services. This industry concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, industry or other conditions. We monitor the creditworthiness of our counterparties and can require letters of credit for receivables from counterparties that are judged to have substandard credit, unless the credit risk can otherwise be mitigated. Our top five customers or counterparties accounted for 47% of total accounts receivable at March 31, 2018, compared with 44% as of December 31, 2017.

Fair Value.  The carrying amount of cash and cash equivalents, accounts receivable and trade accounts payable reported on the balance sheet approximates fair value due to their short-term maturities.

The Deferred Purchase Price Obligation's carrying value is its fair value because carrying value represents the present value of the payment expected to be made in 2020. Our calculation of the Deferred Purchase Price Obligation involves significant assumptions and judgments. Differing assumptions regarding any of these inputs could have a material effect on the ultimate cash payment and the Deferred Purchase Price Obligation. As such, its fair value measurement is classified as a non-recurring Level 3 measurement in the fair value hierarchy because our assumptions and judgments are not observable from objective sources (see Note 17).

The Deferred Purchase Price Obligation represents our only Level 3 financial instrument fair value measurement. A rollforward of our Level 3 liability measured at fair value on a recurring basis follows (in thousands).

Level 3 liability, January 1, 2018	$362,959
Change in fair value	21,658
Level 3 liability, March 31, 2018	$384,617

A summary of the estimated fair value of our debt financial instruments follows.

	March 31, 2018		December 31, 2017
	Carrying value	Estimated fair value (Level 2)	Carrying value	Estimated fair value (Level 2)
	(In thousands)
Summit Holdings 5.5% Senior Notes ($300.0 million principal)	$297,253	$292,250	$297,090	$301,750
Summit Holdings 5.75% Senior Notes ($500.0 million principal)	493,349	475,000	493,102	501,667

The carrying value on the balance sheet of the Revolving Credit Facility is its fair value due to its floating interest rate. The fair value for the Senior Notes is based on an average of nonbinding broker quotes as of March 31, 2018 and December 31, 2017. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value of the Senior Notes.

12. PARTNERS' CAPITAL

A rollforward of the number of common limited partner and General Partner units follows.

	Limited partners
	Series A Preferred Units	Common	General Partner
Units, January 1, 2018	300,000	73,085,996	1,490,999
Net units issued under the SMLP LTIP	—	269,779	—
Units, March 31, 2018	300,000	73,355,775	1,490,999

At-the-market Program.  In 2017, we executed a new equity distribution agreement and filed a prospectus and a prospectus supplement with the SEC for the issuance and sale from time to time of SMLP common units having an aggregate offering price of up to $150.0 million (the "ATM Program"). These sales will be made (i) pursuant to the terms of the equity distribution agreement between us and the sales agents named therein and (ii) by means of ordinary brokers' transactions at market prices, in block transactions or as otherwise agreed between us and the sales agents. Sales of our common units may be made in negotiated transactions or transactions that are deemed to be at-the-market offerings as defined by SEC rules.

During the three months ended March 31, 2018, there were no transactions under the ATM Program. Following the effectiveness of the new ATM registration statement and after taking into account the aggregate sales price of common units sold under the ATM Program through March 31, 2018, we have the capacity to issue additional common units under the ATM Program up to an aggregate $132.3 million.

Series A Preferred Units.  In 2017, we issued 300,000 Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (the “Series A Preferred Units”) representing limited partner interests in the Partnership at a price to the public of $1,000 per unit as described in the 2017 Annual Report.

Noncontrolling Interest.  We have recorded Summit Investments' indirect retained ownership interest in OpCo and its subsidiaries as a noncontrolling interest in the unaudited condensed consolidated financial statements.

Cash Distributions Paid and Declared. We paid the following per-unit distributions during the three months ended March 31:

	Three months ended March 31,
	2018	2017
Per-unit distributions to unitholders	$0.575	$0.575

On April 26, 2018, the Board of Directors of our General Partner declared a distribution of $0.575 per unit for the quarterly period ended March 31, 2018. This distribution, which totaled $45.2 million, will be paid on May 15, 2018 to unitholders of record at the close of business on May 8, 2018.

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

	Three months ended March 31,
	2018	2017
	(In thousands)
IDR payments	$2,128	$2,100

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

13. EARNINGS PER UNIT

The following table details the components of EPU.

	Three months ended March 31,
	2018	2017
	(In thousands, except per-unit amounts)
Numerator for basic and diluted EPU:
Allocation of net loss among limited partner interests:
Net loss attributable to limited partners	$(5,988)	$(2,777)
Less net income attributable to Series A Preferred Units	7,125	—
Net loss attributable to common limited partners	$(13,113)	$(2,777)

Denominator for basic and diluted EPU:
Weighted-average common units outstanding – basic	73,134	72,149
Effect of nonvested phantom units	—	—
Weighted-average common units outstanding – diluted	73,134	72,149

Loss per limited partner unit:
Common unit – basic	$(0.18)	$(0.04)
Common unit – diluted	$(0.18)	$(0.04)

Nonvested anti-dilutive phantom units excluded from the calculation of diluted EPU	4	167

14. UNIT-BASED AND NONCASH COMPENSATION

SMLP Long-Term Incentive Plan. The SMLP LTIP provides for equity awards to eligible officers, employees, consultants and directors of our General Partner and its affiliates. Items to note:

•

In March 2018, we granted 515,358 phantom units and associated distribution equivalent rights to employees in connection with our annual incentive compensation award cycle. These awards had a grant date fair value of $15.25 and vest ratably over a three-year period.

•	Also in March 2018, 328,388 phantom units vested.
•	As of March 31, 2018, approximately 3.2 million common units remained available for future issuance under the SMLP LTIP.

15. RELATED-PARTY TRANSACTIONS

Acquisitions. See Notes 11 and 16 of the 2017 Annual Report.

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

Expenses incurred by the General Partner and reimbursed by us under our Partnership Agreement were as follows:

	Three months ended March 31,
	2018	2017
	(In thousands)
Operation and maintenance expense	$7,623	$6,881
General and administrative expense	8,117	8,295

16. COMMITMENTS AND CONTINGENCIES

Operating Leases.  We and Summit Investments lease certain office space and equipment to support our operations. We have determined that our leases are operating leases. We recognize total rent expense incurred or allocated to us in general and administrative expenses. Rent expense related to operating leases, including rent expense incurred on our behalf and allocated to us, was as follows:

	Three months ended March 31,
	2018	2017
	(In thousands)
Rent expense	$1,022	$688

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

As described in the 2017 Annual Report, in 2015, Summit Investments learned of the rupture of a four-inch produced water gathering pipeline on the Meadowlark Midstream system near Williston, North Dakota. The incident, which was covered by Summit Investments' insurance policies, was subject to maximum coverage of $25.0 million from its pollution liability insurance policy and $200.0 million from its property and business interruption insurance policy. Summit Investments exhausted the $25.0 million pollution liability policy in 2015. We submitted property and business interruption claim requests to the insurers and reached a settlement in January 2017. In connection therewith, we recognized $2.6 million of business interruption recoveries and $0.4 million of property recoveries.

A rollforward of the aggregate accrued environmental remediation liabilities follows.

Total
(In thousands)
Accrued environmental remediation, January 1, 2018	$5,344
Payments made	(360)
Accrued environmental remediation, March 31, 2018	$4,984

As of March 31, 2018, we have recognized (i) a current liability for remediation effort expenditures expected to be incurred within the next 12 months and (ii) a noncurrent liability for estimated remediation expenditures and fines expected to be incurred subsequent to March 31, 2019. Each of these amounts represent our best estimate for costs expected to be incurred. Neither of these amounts has been discounted to its present value.

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

17. ACQUISITIONS AND DROP DOWN TRANSACTIONS

2016 Drop Down. In 2016, SMLP acquired a controlling interest in OpCo, the entity which owns the 2016 Drop Down Assets. These assets include certain natural gas, crude oil and produced water gathering systems located in the Utica Shale, the Williston Basin and the DJ Basin, as well as ownership interests in a natural gas gathering system and a condensate stabilization facility, both located in the Utica Shale.

The net consideration paid and recognized in connection with the 2016 Drop Down (i) consisted of a cash payment to SMP Holdings of $360.0 million funded with borrowings under our Revolving Credit Facility and a $0.6 million working capital adjustment received in June 2016 (the “Initial Payment”) and (ii) includes the Deferred Purchase Price Obligation payment due in 2020.

The present value of the Deferred Purchase Price Obligation is reflected as a liability on our balance sheet until paid. As of March 31, 2018, Remaining Consideration was estimated to be $467.5 million and the net present value, as recognized on the consolidated balance sheet, was $384.6 million, using a discount rate of 10.25%. Any subsequent changes to the estimated future payment obligation will be calculated using a discounted cash flow model with a commensurate risk-adjusted discount rate. Such changes and the impact on the liability due to the passage of time will be recorded as a change in the Deferred Purchase Price Obligation fair value on the consolidated statements of operations in the period of the change.

We currently expect that the Deferred Purchase Price Obligation will be financed with a combination of (i) net proceeds from the issuance of equity securities by us, (ii) the net proceeds from the issuance of senior unsecured debt by us, (iii) borrowings under our Revolving Credit Facility and/or (iv) other internally generated sources of cash.

18. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by SMLP and the Guarantor Subsidiaries (see Note 10).

The following supplemental condensed consolidating financial information reflects SMLP's separate accounts, the combined accounts of the Co-Issuers, the combined accounts of the Guarantor Subsidiaries, the combined accounts of the Non-Guarantor Subsidiaries and the consolidating adjustments for the dates and periods indicated. For purposes of the following consolidating information each of SMLP and the Co-Issuers account for their subsidiary investments, if any, under the equity method of accounting.

Condensed Consolidating Balance Sheets. Balance sheets as of March 31, 2018 and December 31, 2017 follow.

	March 31, 2018
	SMLP	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating adjustments	Total
	(In thousands)
Assets
Cash and cash equivalents	$213	$368	$2,331	$454	$—	$3,366
Accounts receivable	22	—	60,378	8,411	—	68,811
Other current assets	1,194	—	1,955	386	—	3,535
Due from affiliate	—	—	500,061	37,581	(537,642)	—
Total current assets	1,429	368	564,725	46,832	(537,642)	75,712
Property, plant and equipment, net	4,063	—	1,504,830	349,419	—	1,858,312
Intangible assets, net	—	—	271,504	22,267	—	293,771
Goodwill	—	—	16,211	—	—	16,211
Investment in equity method investees	—	—	—	682,227	—	682,227
Other noncurrent assets	2,768	10,286	99	—	—	13,153
Investment in subsidiaries	2,041,996	3,361,858	—	—	(5,403,854)	—
Total assets	$2,050,256	$3,372,512	$2,357,369	$1,100,745	$(5,941,496)	$2,939,386

Liabilities and Partners' Capital
Trade accounts payable	$56	$—	$16,822	$4,354	$—	$21,232
Accrued expenses	940	—	11,607	1,424	—	13,971
Due to affiliate	314,554	223,531	—	—	(537,642)	443
Deferred revenue	—	—	9,722	437	—	10,159
Ad valorem taxes payable	5	—	3,693	136	—	3,834
Accrued interest	—	15,383	—	—	—	15,383
Accrued environmental remediation	—	—	—	3,068	—	3,068
Other current liabilities	2,314	—	3,338	332	—	5,984
Total current liabilities	317,869	238,914	45,182	9,751	(537,642)	74,074
Long-term debt	—	1,091,602	—	—	—	1,091,602
Deferred Purchase Price Obligation	384,617	—	—	—	—	384,617
Noncurrent deferred revenue	—	—	34,775	1,812	—	36,587
Noncurrent accrued environmental remediation	—	—	—	1,916	—	1,916
Other noncurrent liabilities	3,689	—	2,744	76	—	6,509
Total liabilities	706,175	1,330,516	82,701	13,555	(537,642)	1,595,305

Total partners' capital	1,344,081	2,041,996	2,274,668	1,087,190	(5,403,854)	1,344,081
Total liabilities and partners' capital	$2,050,256	$3,372,512	$2,357,369	$1,100,745	$(5,941,496)	$2,939,386

	December 31, 2017
	SMLP	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating adjustments	Total
	(In thousands)
Assets
Cash and cash equivalents	$126	$75	$1,138	$91	$—	$1,430
Accounts receivable	22	—	65,842	6,437	—	72,301
Other current assets	1,188	—	2,697	442	—	4,327
Due from affiliate	—	—	493,067	22,030	(515,097)	—
Total current assets	1,336	75	562,744	29,000	(515,097)	78,058
Property, plant and equipment, net	4,206	—	1,442,333	348,590	—	1,795,129
Intangible assets, net	—	—	278,958	22,387	—	301,345
Goodwill	—	—	16,211	—	—	16,211
Investment in equity method investees	—	—	—	690,485	—	690,485
Other noncurrent assets	2,547	10,913	105	—	—	13,565
Investment in subsidiaries	2,019,700	3,324,464	—	—	(5,344,164)	—
Total assets	$2,027,789	$3,335,452	$2,300,351	$1,090,462	$(5,859,261)	$2,894,793

Liabilities and Partners' Capital
Trade accounts payable	$209	$—	$11,283	$4,883	$—	$16,375
Accrued expenses	928	—	10,592	979	—	12,499
Due to affiliate	263,935	252,250	—	—	(515,097)	1,088
Deferred revenue	—	—	4,000	—	—	4,000
Ad valorem taxes payable	—	—	7,809	520	—	8,329
Accrued interest	—	12,310	—	—	—	12,310
Accrued environmental remediation	—	—	—	3,130	—	3,130
Other current liabilities	6,395	—	4,385	478	—	11,258
Total current liabilities	271,467	264,560	38,069	9,990	(515,097)	68,989
Long-term debt	—	1,051,192	—	—	—	1,051,192
Deferred Purchase Price Obligation	362,959	—	—	—	—	362,959
Noncurrent deferred revenue	—	—	12,707	—	—	12,707
Noncurrent accrued environmental remediation	—	—	—	2,214	—	2,214
Other noncurrent liabilities	3,694	—	3,293	76	—	7,063
Total liabilities	638,120	1,315,752	54,069	12,280	(515,097)	1,505,124

Total partners' capital	1,389,669	2,019,700	2,246,282	1,078,182	(5,344,164)	1,389,669
Total liabilities and partners' capital	$2,027,789	$3,335,452	$2,300,351	$1,090,462	$(5,859,261)	$2,894,793

Condensed Consolidating Statements of Operations. For the purposes of the following condensed consolidating statements of operations, we allocate general and administrative expenses recognized at the SMLP parent to the Guarantor Subsidiaries and Non-Guarantor Subsidiaries to reflect what those entities' results would have been had they operated on a stand-alone basis. Statements of operations for the three months ended March 31, 2018 and 2017 follow.

	Three months ended March 31, 2018
	SMLP	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating adjustments	Total
	(In thousands)
Revenues:
Gathering services and related fees	$—	$—	$69,466	$14,895	$—	$84,361
Natural gas, NGLs and condensate sales	—	—	26,117	—	—	26,117
Other revenues	—	—	6,727	115	—	6,842
Total revenues	—	—	102,310	15,010	—	117,320
Costs and expenses:
Cost of natural gas and NGLs	—	—	20,286	—	—	20,286
Operation and maintenance	—	—	22,153	2,451	—	24,604
General and administrative	—	—	12,287	2,098	—	14,385
Depreciation and amortization	432	—	22,861	3,384	—	26,677
Transaction costs	57	—	—	—	—	57
Gain on asset sales, net	—	—	(74)		—	(74)
Total costs and expenses	489	—	77,513	7,933	—	85,935
Other expense	(7)	—	—	—	—	(7)
Interest expense	—	(15,122)	—	—	—	(15,122)
Deferred Purchase Price Obligation	(21,658)	—	—	—	—	(21,658)
(Loss) income before income taxes and income from equity method investees	(22,154)	(15,122)	24,797	7,077	—	(5,402)
Income tax benefit	171	—	—	—	—	171
Income from equity method investees	—	—	—	1,386	—	1,386
Equity in earnings of consolidated subsidiaries	18,138	33,260	—	—	(51,398)	—
Net (loss) income	$(3,845)	$18,138	$24,797	$8,463	$(51,398)	$(3,845)

	Three months ended March 31, 2017
	SMLP	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating adjustments	Total
	(In thousands)
Revenues:
Gathering services and related fees	$—	$—	$102,513	$15,500	$—	$118,013
Natural gas, NGLs and condensate sales	—	—	11,120	—	—	11,120
Other revenues	—	—	6,600	72	—	6,672
Total revenues	—	—	120,233	15,572	—	135,805
Costs and expenses:
Cost of natural gas and NGLs	—	—	9,052	—	—	9,052
Operation and maintenance	—	—	22,020	1,672	—	23,692
General and administrative	—	—	12,485	1,647	—	14,132
Depreciation and amortization	154	—	25,242	3,173	—	28,569
Loss on asset sales, net	—	—	3	—	—	3
Long-lived asset impairment	—	—	—	284	—	284
Total costs and expenses	154	—	68,802	6,776	—	75,732
Other income	71	—	—	—	—	71
Interest expense	—	(16,716)	—	—	—	(16,716)
Early extinguishment of debt	—	(22,020)	—	—	—	(22,020)
Deferred Purchase Price Obligation	(20,883)	—	—	—	—	(20,883)
(Loss) income before income taxes and loss from equity method investees	(20,966)	(38,736)	51,431	8,796	—	525
Income tax expense	(452)	—	—	—	—	(452)
Loss from equity method investees	—	—	—	(656)	—	(656)
Equity in earnings of consolidated subsidiaries	20,835	59,571	—	—	(80,406)	—
Net (loss) income	$(583)	$20,835	$51,431	$8,140	$(80,406)	$(583)

Condensed Consolidating Statements of Cash Flows. Statements of cash flows for the three months ended March 31, 2018 and 2017 follow.

	March 31, 2018
	SMLP	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating adjustments	Total
	(In thousands)
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(2,721)	$(10,985)	$47,495	$17,421	$—	$51,210

Cash flows from investing activities:
Capital expenditures	(297)	—	(39,001)	(1,480)	—	(40,778)
Other, net	(221)	—	—	—	—	(221)
Advances to affiliates	—	(28,718)	(6,995)	(15,549)	51,262	—
Net cash used in investing activities	(518)	(28,718)	(45,996)	(17,029)	51,262	(40,999)

Cash flows from financing activities:
Distributions to unitholders	(45,053)	—	—	—	—	(45,053)
Borrowings under Revolving Credit Facility	—	50,000	—	—	—	50,000
Repayments under Revolving Credit Facility	—	(10,000)	—	—	—	(10,000)
Debt issuance costs	—	(4)	—	—	—	(4)
Other, net	(2,883)	—	(306)	(29)	—	(3,218)
Advances from affiliates	51,262	—	—	—	(51,262)	—
Net cash provided by (used in) financing activities	3,326	39,996	(306)	(29)	(51,262)	(8,275)
Net change in cash and cash equivalents	87	293	1,193	363	—	1,936
Cash and cash equivalents, beginning of period	126	75	1,138	91	—	1,430
Cash and cash equivalents, end of period	$213	$368	$2,331	$454	$—	$3,366

	March 31, 2017
	SMLP	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating adjustments	Total
	(In thousands)
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(2,021)	$(27,574)	$75,271	$16,773	$—	$62,449

Cash flows from investing activities:
Capital expenditures	(1,003)	—	(6,089)	(7,336)	—	(14,428)
Contributions to equity method investees	—	—	—	(4,936)	—	(4,936)
Other, net	(361)	—	—	—	—	(361)
Advances to affiliates	(20,185)	—	(72,075)	—	92,260	—
Net cash used in investing activities	(21,549)	—	(78,164)	(12,272)	92,260	(19,725)

Cash flows from financing activities:
Distributions to unitholders	(44,452)	—	—	—	—	(44,452)
Borrowings under Revolving Credit Facility	—	72,000	—	—	—	72,000
Repayments under Revolving Credit Facility	—	(245,000)	—	—	—	(245,000)
Debt issuance costs	—	(6,825)	—	—	—	(6,825)
Payment of redemption and call premiums on senior notes	—	(17,913)	—	—	—	(17,913)
Proceeds from ATM Program issuances, net of costs	367	—	—	—	—	367
Contribution from General Partner	113	—	—	—	—	113
Issuance of senior notes	—	500,000	—	—	—	500,000
Tender and redemption of senior notes	—	(300,000)	—	—	—	(300,000)
Other, net	(2,051)	—	(91)	(15)	—	(2,157)
Advances from affiliates	72,075	25,266	—	(5,081)	(92,260)	—
Net cash provided by (used in) financing activities	26,052	27,528	(91)	(5,096)	(92,260)	(43,867)
Net change in cash and cash equivalents	2,482	(46)	(2,984)	(595)	—	(1,143)
Cash and cash equivalents, beginning of period	698	51	5,768	911	—	7,428
Cash and cash equivalents, end of period	$3,180	$5	$2,784	$316	$—	$6,285

19. SUBSEQUENT EVENTS

We have evaluated subsequent events for recognition or disclosure in the unaudited condensed consolidated financial statements and no events have occurred that require disclosure, except for the following:

In April 2018, we received information from a key customer on our Utica Shale segment and a new customer on our Williston Basin segment. The impact of this new information would result in an increase to the calculation of the undiscounted value of the Deferred Purchase Price Obligation of approximately $49.6 million, from $467.5 million to $517.1 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MD&A is intended to inform the reader about matters affecting the financial condition and results of operations of SMLP and its subsidiaries for the period since December 31, 2017. As a result, the following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this report and the MD&A and the audited consolidated financial statements and related notes that are included in the 2017 Annual Report. Among other things, those financial statements and the related notes include more detailed information regarding the basis of presentation for the following information. This discussion contains forward-looking statements that constitute our plans, estimates and beliefs. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to, those discussed in Forward-Looking Statements. Actual results may differ materially from those contained in any forward-looking statements.

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

For additional information on our organization and systems, see Notes 1 and 4 to the unaudited condensed consolidated financial statements.

Our financial results are driven primarily by volume throughput and expense management. We generate the majority of our revenues from the gathering, treating and processing services that we provide to our customers. A substantial majority of the volumes that we gather, treat and/or process have a fixed-fee rate structure thereby enhancing the stability of our cash flows by providing a revenue stream that is not subject to direct commodity price risk. We also earn revenues from (i) the sale of physical natural gas and/or NGLs purchased under percent-of-proceeds arrangements with certain of our customers on the Bison Midstream and Grand River systems, (ii) natural gas and crude oil marketing services in and around our gathering systems, (iii) the sale of natural gas we retain from certain DFW Midstream customers and (iv) the sale of condensate we retain from our gathering services at Grand River. These additional activities, including marketing transactions comprised of simultaneous buy and sell arrangements, expose us to direct commodity price risk and accounted for approximately 22% of total revenues during the three months ended March 31, 2018. Excluding marketing transactions comprised of simultaneous buy and sell arrangements, these additional activities accounted for approximately 12% of total revenues during the three months ended March 31, 2018. We expect our natural gas and crude oil marketing services to increase in future periods.

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

The following table presents certain consolidated and reportable segment financial data. For additional information on our reportable segments, see the "Segment Overview for the Three Months Ended March 31, 2018 and 2017" section herein.

	Three months ended March 31,
	2018	2017
	(In thousands)
Net loss	$(3,845)	$(583)
Reportable segment adjusted EBITDA
Utica Shale	$8,715	$7,912
Ohio Gathering	10,477	9,073
Williston Basin	15,970	17,809
Piceance/DJ Basins	29,235	28,974
Barnett Shale	9,859	12,088
Marcellus Shale	6,676	5,647

Net cash provided by operating activities	$51,210	$62,449
Capital expenditures (1)	40,778	14,428
Contributions to equity method investees	—	4,936

Distributions to unitholders	$45,053	$44,452
Issuance of senior notes	—	500,000
Tender and redemption of senior notes	—	(300,000)
Net borrowings (repayments) under Revolving Credit Facility	40,000	(173,000)
Proceeds from ATM Program common unit issuances, net of costs	—	367

(1) See "Liquidity and Capital Resources" herein and Note 4 to the unaudited condensed consolidated financial statements for additional information on capital expenditures.

Three months ended March 31, 2018.  The following items are reflected in our financial results:

•

In the first quarter of 2018, we recognized $2.4 million in gathering services and related fees from MVC shortfall adjustments. Under Topic 606, we recognize customer obligations under their MVCs as revenue and contract assets when (i) we consider it remote that the customer will utilize shortfall payments to offset gathering or processing fees in excess of its MVCs in subsequent periods; (ii) the customer incurs a shortfall in a contract with no banking mechanism or claw back provision; (iii) the customer’s banking mechanism has expired; or (iv) it is remote that the customer will use its unexercised right.

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

Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about, or interpretations of, available information prove to be incorrect, our actual results may vary materially from our expected results. For additional information, see the "Trends and Outlook" section of MD&A included in the 2017 Annual Report.

How We Evaluate Our Operations

We conduct and report our operations in the midstream energy industry through six reportable segments:

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

Each of our reportable segments provides midstream services in a specific geographic area. Capital expenditures attributable to the ongoing development of Summit Permian is included in Corporate and Other. Our reportable segments reflect the way in which we internally report the financial information used to make decisions and allocate resources in connection with our operations (see Note 4 to the unaudited condensed consolidated financial statements).

Our management uses a variety of financial and operational metrics to analyze our consolidated and segment performance. We view these metrics as important factors in evaluating our profitability and determining the amounts of cash distributions to pay to our unitholders. These metrics include:

•	throughput volume;
•	revenues;
•	operation and maintenance expenses; and
•	segment adjusted EBITDA.

We review these metrics on a regular basis for consistency and trend analysis. There have been no changes in the composition or characteristics of these metrics during the three months ended March 31, 2018.

Additional Information. For additional information, see the "Results of Operations" section herein and the notes to the unaudited condensed consolidated financial statements. For additional information on how these metrics help us manage our business, see the "How We Evaluate Our Operations" section of MD&A included in the 2017 Annual Report. For information on impending accounting changes that are expected to materially impact our financial results reported in future periods, see Note 2 to the unaudited condensed consolidated financial statements.

Results of Operations

Consolidated Overview for the Three Months Ended March 31, 2018 and 2017

The following table presents certain consolidated and operating data.

	Three months ended March 31,
	2018	2017
	(In thousands)
Revenues:
Gathering services and related fees	$84,361	$118,013
Natural gas, NGLs and condensate sales	26,117	11,120
Other revenues	6,842	6,672
Total revenues	117,320	135,805
Costs and expenses:
Cost of natural gas and NGLs	20,286	9,052
Operation and maintenance	24,604	23,692
General and administrative	14,385	14,132
Depreciation and amortization	26,677	28,569
Transaction costs	57	—
(Gain) loss on asset sales, net	(74)	3
Long-lived asset impairment	—	284
Total costs and expenses	85,935	75,732
Other (expense) income	(7)	71
Interest expense	(15,122)	(16,716)
Early extinguishment of debt	—	(22,020)
Deferred Purchase Price Obligation	(21,658)	(20,883)
(Loss) income before income taxes and income (loss) from equity method investees	(5,402)	525
Income tax benefit (expense)	171	(452)
Income (loss) from equity method investees	1,386	(656)
Net loss	$(3,845)	$(583)

Volume throughput (1):
Aggregate average daily throughput - natural gas (MMcf/d)	1,737	1,627
Aggregate average daily throughput - liquids (Mbbl/d)	85.0	76.4

_______

(1) Exclusive of volume throughput for Ohio Gathering. For additional information, see the "Ohio Gathering" section herein.

Volumes – Gas.  Natural gas throughput volumes increased 110 MMcf/d compared to the three months ended March 31, 2017, primarily reflecting

•	a volume throughput increase of 88 MMcf/d for the Marcellus Shale segment.
•	a volume throughput increase of 81 MMcf/d for the Utica Shale segment.
•	a volume throughput decrease of 37 MMcf/d for the Piceance/DJ Basins segment.
•	a volume throughput decrease of 23 MMcf/d for the Barnett Shale segment.

For additional information on volumes, see the "Segment Overview for the Three Months Ended March 31, 2018 and 2017" section herein.

Volumes – Liquids. Crude oil and produced water throughput volumes at the Williston segment increased 8.6 Mbbl/d compared to the three months ended March 31, 2017, primarily reflecting well completion activity behind our Polar and Divide system beginning in the second half of 2017.

Revenues. Total revenues decreased $18.5 million compared to the three months ended March 31, 2017 primarily reflecting:

•	the 2017 recognition of $37.7 million of previously deferred revenue related to a certain Williston Basin customer.
•	an $11.8 million increase in natural gas, NGLs and condensate sales attributable to increased natural gas and/or crude oil marketing activity surrounding our operations.
•	a $2.4 million increase from the recognition of MVC shortfall adjustments under Topic 606 (see Note 3 in the unaudited condensed consolidated financial statements).
•

a $3.3 million decrease in gathering services and related fees for the Williston Basin segment due to the reclassification of amounts under certain percent-of-proceeds arrangements currently recognized in cost of natural gas and NGLs under Topic 606 (see Note 3 in the unaudited condensed consolidated financial statements).

Gathering Services and Related Fees. Gathering services and related fees decreased $33.7 million compared to the three months ended March 31, 2017, primarily reflecting:

•	the 2017 recognition of $37.7 million of previously deferred revenue related to a certain Williston Basin customer.
•	a $2.4 million increase from the recognition of MVC shortfall adjustments under Topic 606 (see Note 3 in the unaudited condensed consolidated financial statements).
•

A $3.3 million decrease in gathering services and related fees for the Williston Basin segment due to the reclassification of amounts under certain percent-of-proceeds arrangements currently recognized in cost of natural gas and NGLs under Topic 606 (see Note 3 in the unaudited condensed consolidated financial statements).

Natural Gas, NGLs and Condensate Sales. Natural gas, NGLs and condensate sales increased $15.0 million compared to the three months ended March 31, 2017, primarily reflecting the addition of natural gas and/or crude oil marketing services provided for the Piceance/DJ Basins, Barnett Shale and Williston Basin segments.

Costs and Expenses. Total costs and expenses increased $10.2 million, compared to the three months ended March 31, 2017 primarily reflecting:

•	a $12.6 million increase in natural gas, NGLs and condensate purchases driven by increased natural gas and/or crude oil marketing activity surrounding our operations.
•

a $1.8 million decrease in cost of natural gas and NGLs for the Williston Basin segment due to the reclassification of $3.3 million under certain percent-of-proceeds arrangements previously recognized in gathering services and related fees which is presented net in cost of natural gas and NGLs under Topic 606. This decrease was partially offset by increasing commodity prices on the percent-of-proceeds activity for the Bison Midstream system.

•

a $1.9 million decrease in depreciation and amortization primarily due to the impairment of certain intangible and long-lived assets relating to the Bison Midstream system in the Williston Basin segment recognized in the fourth quarter of 2017.

Cost of Natural Gas and NGLs. Cost of natural gas and NGLs increased $11.2 million compared to the three months ended March 31, 2017 primarily reflecting a $12.6 million increase in natural gas, NGLs, crude oil and condensate purchases driven by increased natural gas and/or crude oil marketing activity surrounding our operations. The increase was also impacted by a $1.8 million decrease in cost of natural gas and NGLs for the Williston Basin segment due to the reclassification of $3.3 million under certain percent-of-proceeds arrangements previously recognized in gathering services and related fees, which is presented net in cost of natural gas and NGLs under Topic 606. This decrease was partially offset by increasing commodity prices on certain percent-of-proceeds activity on the Bison Midstream system.

Operation and Maintenance. Operation and maintenance expense increased $0.9 million compared to the three months ended March 31, 2017.

General and Administrative. General and administrative expense increased $0.3 million compared to the three months ended March 31, 2017.

Depreciation and Amortization. Depreciation and amortization expense decreased $1.9 million compared to the three months ended March 31, 2017 due to the impairment of certain intangible and long-lived assets on the Bison Midstream system in the Williston Basin segment recognized in the fourth quarter of 2017.

Interest Expense. Interest expense decreased $1.6 million compared to the three months ended March 31, 2017 was driven by (i) the tender and redemption of the $300.0 million principal 7.5% Senior Notes, (ii) a lower outstanding balance on the Revolving Credit Facility and (iii) the issuance of 300,000 Series A Preferred Units in November 2017 whereby the net proceeds were used to repay outstanding borrowings under our Revolving Credit Facility. The decrease was partially offset by the interest associated with issuance of the $500.0 million principal 5.75% Senior Notes and an increase in the interest rate on the Revolving Credit Facility.

Early Extinguishment of Debt. The early extinguishment of debt recognized during the three months ended March 31, 2017 was due to the tender and redemption of the $300.0 million principal 7.5% Senior Notes.

Deferred Purchase Price Obligation. Deferred Purchase Price Obligation expense recognized during the three months ended March 31, 2018 represents the change in present value to Remaining Consideration in connection with the 2016 Drop Down (see Notes 17 to the unaudited condensed consolidated financial statements).

For additional information, see the "Segment Overview for the Three Months Ended March 31, 2018 and 2017" and "Corporate and Other Overview for the Three Months Ended March 31, 2018 and 2017" sections herein.

Segment Overview for the Three Months Ended March 31, 2018 and 2017

Utica Shale. The Utica Shale reportable segment includes the Summit Utica system. Volume throughput for our Summit Utica system follows.

	Utica Shale
	Three months ended March 31,
	2018	2017	Percentage Change
Average daily throughput (MMcf/d)	356	275	29%

Volume throughput increased compared to the three months ended March 31, 2017 due to the ongoing development of the Summit Utica system and completion of new wells during 2017 and the first quarter of 2018. In addition, the TPL-7 connector project was commissioned in the second quarter of 2017 which has contributed to increased volumes. The increase was partially offset by temporary production curtailments upstream of our Summit Utica system.

Financial data for our Utica Shale reportable segment follows.

	Utica Shale
	Three months ended March 31,
	2018	2017	Percentage Change
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$10,041	$8,796	14%
Total revenues	10,041	8,796	14%
Costs and expenses:
Operation and maintenance	1,219	763	60%
General and administrative	102	121	(16%)
Depreciation and amortization	1,853	1,647	13%
Long-lived asset impairment	—	284	*
Total costs and expenses	3,174	2,815	13%
Add:
Depreciation and amortization	1,853	1,647
Adjustments related to capital reimbursement activity	(5)	—
Long-lived asset impairment	—	284
Segment adjusted EBITDA	$8,715	$7,912	10%

* Not considered meaningful

Three months ended March 31, 2018. Segment adjusted EBITDA increased $0.8 million compared to the three months ended March 31, 2017 primarily reflecting:

•

a $1.2 million increase in gathering services and related fees from an increase in volume throughput associated with new wells completed in 2017, in addition to the TPL-7 connector project which was commissioned in the second quarter of 2017.

•	a $0.5 million increase in operation and maintenance expense primarily in support of higher volumes.

Other items to note:

•	Depreciation and amortization increased compared to the three months ended March 31, 2018 as a result of placing new assets into service.

Ohio Gathering. The Ohio Gathering reportable segment includes OGC and OCC. We account for our investment in Ohio Gathering using the equity method. We recognize our proportionate share of earnings or loss in net income on a one-month lag based on the financial information available to us during the reporting period.

Gross volume throughput for Ohio Gathering, based on a one-month lag follows.

	Ohio Gathering
	Three months ended March 31,
	2018	2017	Percentage Change
Average daily throughput (MMcf/d)	771	769	—%

Volume throughput for the Ohio Gathering system remained flat compared to the three months ended March 31, 2017 primarily as a result of natural production declines on existing wells on the system offset by wells that were commissioned in the second half of 2017.

Financial data for our Ohio Gathering reportable segment, based on a one-month lag follows.

	Ohio Gathering
	Three months ended March 31,
	2018	2017	Percentage Change
	(Dollars in thousands)
Proportional adjusted EBITDA for equity method investees	$10,477	$9,073	15%
Segment adjusted EBITDA	$10,477	$9,073	15%

Segment adjusted EBITDA for equity method investees increased compared to the three months ended March 31, 2017 primarily as a result of improved results at OCC.

Williston Basin. The Polar and Divide, Tioga Midstream and Bison Midstream systems provide our midstream services for the Williston Basin reportable segment. Volume throughput for our Williston Basin reportable segment follows.

	Williston Basin
	Three months ended March 31,
	2018	2017	Percentage Change
Aggregate average daily throughput - natural gas (MMcf/d)	18	17	6%

Aggregate average daily throughput - liquids (Mbbl/d)	85.0	76.4	11%

Natural gas. Natural gas volume throughput increased compared to the three months ended March 31, 2017 primarily due to the impact of severe winter weather in North Dakota during the first quarter of 2017.

Liquids. The increase in liquids volume throughput compared to the three months ended March 31, 2017 primarily reflecting well completion activity on our Polar and Divide system in the second half of 2017 as well as the addition of a new customer in the first quarter of 2018. Additionally, volume throughput increased due to the impact of severe winter weather in North Dakota during the first quarter of 2017.

Financial data for our Williston Basin reportable segment follows.

	Williston Basin
	Three months ended March 31,
	2018	2017	Percentage Change
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$17,666	$57,985	(70%)
Natural gas, NGLs and condensate sales	7,846	6,158	27%
Other revenues	2,912	2,742	6%
Total revenues	28,424	66,885	(58%)
Costs and expenses:
Cost of natural gas and NGLs	4,608	6,362	(28%)
Operation and maintenance	6,825	6,463	6%
General and administrative	767	540	42%
Depreciation and amortization	5,609	8,381	(33%)
Loss on asset sales, net	—	3	*
Total costs and expenses	17,809	21,749	(18%)
Add:
Depreciation and amortization	5,609	8,381
Adjustments related to MVC shortfall payments	—	(35,711)
Adjustments related to capital reimbursement activity	(254)	—
Loss on asset sales, net	—	3
Segment adjusted EBITDA	$15,970	$17,809	(10%)

* Not considered meaningful

Three months ended March 31, 2018. Segment adjusted EBITDA decreased $1.8 million compared to the three months ended March 31, 2017 primarily reflecting an increase in volume throughput partially offset by the 2017 recognition of $2.6 million of business interruption recoveries.

Piceance/DJ Basins. The Grand River and Niobrara G&P systems provide midstream services for the Piceance/DJ Basins reportable segment. Volume throughput for our Piceance/DJ Basins reportable segment follows.

	Piceance/DJ Basins
	Three months ended March 31,
	2018	2017	Percentage Change
Aggregate average daily throughput (MMcf/d)	578	615	(6%)

Volume throughput decreased compared to the three months ended March 31, 2017 as a result of the continued suspended drilling activities by one of Grand River’s key customers partially offset by the ongoing drilling and completion activity across our gathering footprint during the second half of 2017.

Financial data for our Piceance/DJ Basins reportable segment follows.

	Piceance/DJ Basins
	Three months ended March 31,
	2018	2017	Percentage Change
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$35,294	$29,274	21%
Natural gas, NGLs and condensate sales	4,325	3,757	15%
Other revenues	1,968	1,777	11%
Total revenues	41,587	34,808	19%
Costs and expenses:
Cost of natural gas and NGLs	2,569	2,183	18%
Operation and maintenance	9,320	8,779	6%
General and administrative	448	625	(28%)
Depreciation and amortization	12,555	12,211	3%
Total costs and expenses	24,892	23,798	5%
Add:
Depreciation and amortization	12,555	12,211
Adjustments related to MVC shortfall payments	—	5,753
Adjustments related to capital reimbursement activity	(15)	—
Segment adjusted EBITDA	$29,235	$28,974	1%

* Not considered meaningful

Three months ended March 31, 2018. Segment adjusted EBITDA increased $0.3 million compared to the three months ended March 31, 2017.

Barnett Shale. The DFW Midstream system provides our midstream services for the Barnett Shale reportable segment. Volume throughput for our Barnett Shale reportable segment follows.

	Barnett Shale
	Three months ended March 31,
	2018	2017	Percentage Change
Average daily throughput (MMcf/d)	263	286	(8%)

Volume throughput declined compared to the three months ended March 31, 2017 reflecting natural production declines partially offset by new volumes from completion activity during the fourth quarter of 2017.

Financial data for our Barnett Shale reportable segment follows.

	Barnett Shale
	Three months ended March 31,
	2018	2017	Percentage Change
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$13,637	$15,124	(10%)
Natural gas, NGLs and condensate sales	545	459	19%
Other revenues (1)	1,988	2,159	(8%)
Total revenues	16,170	17,742	(9%)
Costs and expenses:
Operation and maintenance	6,173	6,532	(5%)
General and administrative	311	289	8%
Depreciation and amortization	3,908	3,913	—%
Gain on asset sales, net	(74)	—	*
Total costs and expenses	10,318	10,734	(4%)
Add:
Depreciation and amortization	3,757	3,762
Adjustments related to MVC shortfall payments	—	1,318
Adjustments related to capital reimbursement activity	324	—
Gain on asset sales, net	(74)	—
Segment adjusted EBITDA	$9,859	$12,088	(18%)

*Not considered meaningful

(1) Includes the amortization expense associated with our favorable and unfavorable gas gathering contracts as reported in other revenues.

Three months ended March 31, 2018. Segment adjusted EBITDA decreased $2.2 million compared to the three months ended March 31, 2017 primarily reflecting:

•

a $1.5 million decrease in gathering services and related fees largely as a result of natural production declines partially offset by new volumes from completion activity during the fourth quarter of 2017.

•	a $1.2 million decrease in gathering services and related fees associated with the expiration of an MVC during 2017.

Marcellus Shale. The Mountaineer Midstream system provides our midstream services for the Marcellus Shale reportable segment. Volume throughput for the Marcellus Shale reportable segment follows.

	Marcellus Shale
	Three months ended March 31,
	2018	2017	Percentage Change
Average daily throughput (MMcf/d)	522	434	20%

Volume throughput increased compared to the three months ended March 31, 2017 primarily due to the completion, in the second half of 2017 and first quarter of 2018, of drilled but uncompleted (“DUC”) wells behind the Mountaineer Midstream system that had been deferred since the third quarter of 2015.

Financial data for our Marcellus Shale reportable segment follows.

	Marcellus Shale
	Three months ended March 31,
	2018	2017	Percentage Change
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$7,825	$6,904	13%
Total revenues	7,825	6,904	13%
Costs and expenses:
Operation and maintenance	1,026	1,158	(11%)
General and administrative	114	99	15%
Depreciation and amortization	2,272	2,263	—%
Total costs and expenses	3,412	3,520	(3%)
Add:
Depreciation and amortization	2,272	2,263
Adjustments related to capital reimbursement activity	(9)	—
Segment adjusted EBITDA	$6,676	$5,647	18%

Three months ended March 31, 2018. Segment adjusted EBITDA increased $1.0 million compared to the three months ended March 31, 2017 primarily reflecting a $0.9 million increase in gathering services and related fees primarily as a result of higher volumes generated by increased drilling and completion activity.

Corporate and Other Overview for the Three Months Ended March 31, 2018 and 2017

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

Total revenue attributable to Corporate and Other is $13.3 million for the three months ended March 31, 2018 and $0.7 million for the three months ended March 31, 2017 (see Note 4 to the consolidated financial statements). The increase was due to growth in natural gas and crude oil marketing services. Other items to note follow.

	Corporate and Other
	Three months ended March 31,
	2018	2017	Percentage Change
	(Dollars in thousands)
Costs and expenses:
General and administrative	12,643	12,458	1%
Interest expense	15,122	16,716	(10%)
Early extinguishment of debt (1)	—	22,020	*
Deferred Purchase Price Obligation	21,658	20,883	4%

_______

* Not considered meaningful

(1) Early extinguishment of debt includes $17.9 million paid for redemption and call premiums, as well as $4.1 million of unamortized debt issuance costs which were written off in connection with the repurchase of the outstanding $300.0 million 7.5% Senior Notes in the first quarter of 2017.

General and Administrative. General and administrative expense increased $0.2 million compared to the three months ended March 31, 2017.

Interest Expense. Interest expense decreased $1.6 million compared to the three months ended March 31, 2017 was driven by (i) the tender and redemption of the $300.0 million principal 7.5% Senior Notes, (ii) a lower outstanding balance on the Revolving Credit Facility and (iii) the issuance of 300,000 Series A Preferred Units in November 2017 whereby the net proceeds were used to repay outstanding borrowings under our Revolving Credit Facility. The decrease was partially offset by the interest associated with the issuance of the $500.0 million principal 5.75% Senior Notes and an increase in the interest rate on the Revolving Credit Facility.

Early Extinguishment of Debt. The early extinguishment of debt recognized in 2017 was due to the tender and redemption of the $300.0 million principal 7.5% Senior Notes.

Deferred Purchase Price Obligation. Deferred Purchase Price Obligation expense recognized during the three months ended March 31, 2018 represents the change in present value to Remaining Consideration in connection with the 2016 Drop Down (see Note 17 to the unaudited condensed consolidated financial statements).

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

Capital Markets Activity

We had no capital markets activity during the three months ended March 31, 2018. For additional information, see the "Liquidity and Capital Resources—Capital Markets Activity" section of MD&A included in the 2017 Annual Report.

Debt

Revolving Credit Facility. We have a $1.25 billion senior secured Revolving Credit Facility. As of March 31, 2018, the outstanding balance of the Revolving Credit Facility was $301.0 million and the unused portion totaled $949.0 million. There were no defaults or events of default during the three months ended 2018 and, as of March 31, 2018, we were in compliance with the covenants in the Revolving Credit Facility.

Senior Notes. In February 2017, the Co-Issuers co-issued $500.0 million 5.75% Senior Notes. In July 2014, the Co-Issuers co-issued $300.0 million of 5.50% Senior Notes. There were no defaults or events of default as of and during the three months ended March 31, 2018 on any series of senior notes.

For additional information on our long-term debt, see Notes 10 and 18 to the unaudited condensed consolidated financial statements.

Deferred Purchase Price Obligation

In March 2016, we entered into an agreement with a subsidiary of Summit Investments to fund a portion of the 2016 Drop Down whereby we have recognized the Deferred Purchase Price Obligation (see Note 17 to the unaudited condensed consolidated financial statements).

Cash Flows

The components of the net change in cash and cash equivalents were as follows:

	Three months ended March 31,
	2018	2017
	(In thousands)
Net cash provided by operating activities	$51,210	$62,449
Net cash used in investing activities	(40,999)	(19,725)
Net cash used in financing activities	(8,275)	(43,867)
Net change in cash and cash equivalents	$1,936	$(1,143)

Operating activities. Cash flows from operating activities for the three months ended March 31, 2018 primarily reflected (i) a $28.1 million decrease in customer payments from minimum volume commitments; (ii) a $15.8 million decrease in cash interest payments due to the extinguishment of the 7.5% Senior Notes in the first quarter of 2017; and (iii) other changes in working capital.

Investing activities. Cash flows used in investing activities during the three months ended March 31, 2018 primarily reflected $40.8 million of capital expenditures attributable to the ongoing development of the Summit Permian system as well as the continued development in the Piceance/DJ Basins segment.

Cash flows used in investing activities during the three months ended March 31, 2017 primarily reflected:

•	$14.4 million of capital expenditures primarily attributable to the ongoing development of the Summit Utica system; and
•	$4.9 million of capital contributions to Ohio Gathering.

Financing activities. Cash flows used in financing activities during the three months ended March 31, 2018 primarily reflected:

•	$40.0 million of net borrowings under our Revolving Credit Facility; and
•	$45.1 million of distributions paid in the first quarter of 2018 (declared in respect of the fourth quarter of 2017).

Cash flows provided by financing activities during the three months ended March 31, 2017 primarily reflected:

•	$300.0 million paid for the repurchase of the outstanding 7.5% Senior Notes;
•	$17.9 million paid for the redemption and call premiums on the 7.5% Senior Notes;
•	$173.0 million of net repayments under our Revolving Credit Facility;
•	$44.5 million of distributions paid in the first quarter of 2017 (declared in respect of the fourth quarter of 2016); and
•	$500.0 million of borrowings from the issuance of 5.75% Senior Notes.

Contractual Obligations Update

In March 2016, we recognized a liability of $507.4 million for the Deferred Purchase Price Obligation in connection with the 2016 Drop Down. The Deferred Purchase Price Obligation is due no later than December 31, 2020 and is currently expected to be $467.5 million based on information available as of March 31, 2018. There are no cash interest payments associated with the Deferred Purchase Price Obligation. For additional information, see Note 19 to the unaudited condensed consolidated financial statements.

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

For the three months ended March 31, 2018, cash paid for capital expenditures totaled $40.8 million (see Note 4 to the unaudited condensed consolidated financial statements) which included $3.8 million of maintenance capital expenditures. For the three months ended March 31, 2018, there were no contributions to equity method investees (see Note 8 to the unaudited condensed consolidated financial statements).

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

For additional information, see Notes 4, 9 and 11 to the unaudited condensed consolidated financial statements.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of or during the three months ended March 31, 2018.

Critical Accounting Estimates

We prepare our financial statements in accordance with GAAP. These principles are established by the FASB. We employ methods, estimates and assumptions based on currently available information when recording transactions resulting from business operations. There have been no changes to our significant accounting policies since December 31, 2017 except for the adoption of Topic 606 (see Notes 2 and 3).

The estimates that we deem to be most critical to an understanding of our financial position and results of operations are those related to determination of fair value and recognition of deferred revenue. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management's analyses and judgments. Subsequent experience or use of other methods, estimates or assumptions could produce significantly different results. There have been no changes in the accounting methodology for items that we have identified as critical accounting estimates and no updates or additions to critical accounting estimates during the three months ended March 31, 2018.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our current interest rate risk exposure is largely related to our debt portfolio. As of March 31, 2018, we had $800.0 million principal of fixed-rate Senior Notes and $301.0 million outstanding under our variable rate Revolving Credit Facility (see Note 10 to the unaudited condensed consolidated financial statements). While existing fixed-rate debt mitigates the downside impact of fluctuations in interest rates, future issuances of long-term debt could be impacted by increases in interest rates, which could result in higher overall interest costs. In addition, the borrowings under our Revolving Credit Facility, which have a variable interest rate, also expose us to the risk of increasing interest rates. Our current interest rate risk exposure has not changed materially since December 31, 2017. For additional information, see the "Interest Rate Risk" section included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the 2017 Annual Report.

Commodity Price Risk

We currently generate a substantial majority of our revenues pursuant to primarily long-term and fee-based gathering agreements, certain of which include MVCs and areas of mutual interest. Our direct commodity price exposure relates to (i) our sale of physical natural gas we retain from certain DFW Midstream system customers, (ii) our procurement of electricity to operate our electric-drive compression assets on the DFW Midstream system, (iii) the sale of condensate volumes that we retain on the Grand River system, (iv) the sale of processed natural gas and NGLs pursuant to our percent-of-proceeds contracts with certain of our customers on the Bison Midstream and Grand River systems and (v) our purchase and sale of natural gas relating to certain marketing services. Our current commodity price risk exposure has not changed materially since December 31, 2017. For additional information, see the "Commodity Price Risk" section included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the 2017 Annual Report.

Item 4. Controls and Procedures.

Under the direction of our General Partner's Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of March 31, 2018 and (ii) no change in internal control over financial reporting occurred during the quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any significant legal or governmental proceedings. In addition, we are not aware of any significant legal or governmental proceedings contemplated to be brought against us, under the various environmental protection statutes to which we are subject, except as noted in Note 16 to our unaudited condensed consolidated financial statements “Commitments and Contingencies-Legal Proceedings” and in the 2017 Annual Report, which is incorporated herein by reference.

Item 1A. Risk Factors.

The risk factors contained in the Item 1A. Risk Factors of the 2017 Annual Report are incorporated herein by reference except to the extent they address risks arising from or relating to the failure of events described therein to occur, which events have since occurred. The risk factor presented below updates, and should be considered in addition to, the risk factors previously disclosed by us in Item 1A of the 2017 Annual Report.

Recent actions by the Federal Energy Regulatory Commission (“FERC”) may affect rates on Epping Pipeline.

On March 15, 2018, FERC announced a revised policy prohibiting FERC-jurisdictional natural gas and liquids pipelines owned by master limited partnerships from including an allowance for income taxes in the cost of service used to calculate tariff rates. Most of our pipelines are not subject to FERC regulation and so will not be affected by the revised policy statement. However, rates for interstate movements of crude oil on our Epping Pipeline in North Dakota are regulated by FERC pursuant to the Interstate Commerce Act and may be affected by the application of the revised policy statement in subsequent FERC proceedings.

FERC has not required regulated interstate oil pipelines to decrease their rates to implement the new policy. However, FERC stated that the effects of the revised policy statement must be incorporated in annual FERC financial reports made by regulated interstate oil pipelines. These reports will be used in FERC’s next five-year calculation of index rate adjustments, which will occur in 2020 and will become effective on July 1, 2021. The outcome of these future proceedings on Epping Pipeline is uncertain at this time. Moreover, multiple parties have filed for FERC rehearing of the revised policy statement, which may trigger further changes.

Until FERC makes such a determination, Epping Pipeline may face an increased risk of shipper complaints seeking FERC review of its rates. No such proceedings have occurred at this time, however, and the potential outcome of any such proceedings, should any materialize, is uncertain. Whether on complaint from a shipper or as a result of FERC’s next index update, Epping Pipeline may be required to modify its rates, which could affect the revenues we generate with our Epping Pipeline. At this time, however, we do not expect any such proceedings would have a material adverse effect, but we intend to monitor FERC developments and provide updated disclosure as necessary.

Item 6. Exhibits.

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

Amendment No. 1 to Amended and Restated Employment Agreement by and between Summit Midstream Partners LLC and Brock M. Degeyter, effective January 23, 2018 (Incorporated herein by reference to Exhibit 10.1 to SMLP's Form 8-K filed January 24, 2018 (Commission File No. 001-35666))

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

101.INS	**	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	**	XBRL Taxonomy Extension Schema
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase
101.LAB	**	XBRL Taxonomy Extension Label Linkbase
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase

† Management contract or compensatory plan or arrangement that is being filed as an exhibit pursuant to Item 9.01(d) of SMLP’s Form 8-K filed January 24, 2018 (Commission File No. 001-35666).

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

Summit Midstream Partners, LP

(Registrant)

By: Summit Midstream GP, LLC (its General Partner)

May 4, 2018	/s/ Matthew S. Harrison

Matthew S. Harrison, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)