Form 10-Q
period 2018-06-30
Summit Midstream Partners, LP
filed 2018-08-03
CIK 1549922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒    Yes      ☐    No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☒    Yes      ☐    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐    Yes ☒    No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	As of July 31, 2018

Common Units	73,355,775 units

General Partner Units	1,490,999 units

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

Revolving Credit Facility	the Third Amended and Restated Credit Agreement dated as of May 26, 2017, as amended by the First Amendment to Third Amended and Restated Credit Agreement dated as of September 22, 2017
SEC	Securities and Exchange Commission
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(In thousands, except unit amounts)
Assets
Current assets:
Cash and cash equivalents	$8,212	$1,430
Accounts receivable	80,166	72,301
Other current assets	2,594	4,327
Total current assets	90,972	78,058
Property, plant and equipment, net	1,887,759	1,795,129
Intangible assets, net	286,665	301,345
Goodwill	16,211	16,211
Investment in equity method investees	670,827	690,485
Other noncurrent assets	13,144	13,565
Total assets	$2,965,578	$2,894,793

Liabilities and Partners' Capital
Current liabilities:
Trade accounts payable	$21,698	$16,375
Accrued expenses	19,433	12,499
Due to affiliate	91	1,088
Deferred revenue	10,778	4,000
Ad valorem taxes payable	6,504	8,329
Accrued interest	12,259	12,310
Accrued environmental remediation	3,522	3,130
Other current liabilities	7,412	11,258
Total current liabilities	81,697	68,989
Long-term debt	1,147,005	1,051,192
Deferred Purchase Price Obligation	453,922	362,959
Noncurrent deferred revenue	38,119	12,707
Noncurrent accrued environmental remediation	1,617	2,214
Other noncurrent liabilities	6,410	7,063
Total liabilities	1,728,770	1,505,124
Commitments and contingencies (Note 16)

Series A Preferred Units (300,000 units issued and outstanding at June 30, 2018 and December 31, 2017)	293,616	294,426
Common limited partner capital (73,355,775 units issued and outstanding at June 30, 2018 and 73,085,996 units issued and outstanding at December 31, 2017)	907,099	1,056,510
General Partner interests (1,490,999 units issued and outstanding at June 30, 2018 and December 31, 2017)	25,137	27,920
Noncontrolling interest	10,956	10,813
Total partners' capital	1,236,808	1,389,669
Total liabilities and partners' capital	$2,965,578	$2,894,793

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In thousands, except per-unit amounts)
Revenues:
Gathering services and related fees	$89,585	$84,801	$173,946	$202,814
Natural gas, NGLs and condensate sales	31,891	10,595	58,008	21,715
Other revenues	6,707	6,396	13,549	13,068
Total revenues	128,183	101,792	245,503	237,597
Costs and expenses:
Cost of natural gas and NGLs	24,384	9,099	44,670	18,151
Operation and maintenance	24,466	24,016	49,070	47,708
General and administrative	13,484	12,949	27,926	27,081
Depreciation and amortization	26,784	28,688	53,461	57,257
Transaction costs	—	119	—	119
Loss (gain) on asset sales, net	62	67	(12)	70
Long-lived asset impairment	587	3	587	287
Total costs and expenses	89,767	74,941	175,702	150,673
Other income	27	64	20	135
Interest expense	(14,837)	(17,553)	(29,959)	(34,269)
Early extinguishment of debt	—	—	—	(22,020)
Deferred Purchase Price Obligation	(69,305)	5,058	(90,963)	(15,825)
(Loss) income before income taxes and loss from equity method investees	(45,699)	14,420	(51,101)	14,945
Income tax (expense) benefit	(294)	211	(123)	(241)
Loss from equity method investees	(3,920)	(3,385)	(2,534)	(4,041)
Net (loss) income	$(49,913)	$11,246	$(53,758)	$10,663
Less:
Net income attributable to noncontrolling interest	58	89	143	191
Net (loss) income attributable to SMLP	(49,971)	11,157	(53,901)	10,472
Less net income attributable to General Partner, including IDRs	1,140	2,351	3,198	4,443
Net (loss) income attributable to limited partners	(51,111)	8,806	(57,099)	6,029
Less net income attributable to Series A Preferred Units	7,125	—	14,250	—
Net (loss) income attributable to common limited partners	$(58,236)	$8,806	$(71,349)	$6,029

(Loss) earnings per limited partner unit:
Common unit – basic	$(0.79)	$0.12	$(0.97)	$0.08
Common unit – diluted	$(0.79)	$0.12	$(0.97)	$0.08

Weighted-average limited partner units outstanding:
Common units – basic	73,356	72,532	73,245	72,341
Common units – diluted	73,356	72,842	73,245	72,708

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

	Partners' capital
	Limited partners
	Common	General Partner	Noncontrolling interest	Total
	(In thousands)
Partners' capital, January 1, 2017	$1,129,132	$29,294	$11,247	$1,169,673
Net income	6,029	4,443	191	10,663
Distributions to unitholders	(83,044)	(5,985)	—	(89,029)
Unit-based compensation	3,919	—	—	3,919
Tax withholdings on vested SMLP LTIP awards	(2,051)	—	—	(2,051)
ATM Program issuances, net of costs	17,259	—	—	17,259
Contribution from General Partner	—	465	—	465
Partners' capital, June 30, 2017	$1,071,244	$28,217	$11,438	$1,110,899

	Partners' capital
	Limited partners
	Series A Preferred Units	Common	General Partner	Noncontrolling interest	Total
	(In thousands)
Partners' capital, December 31, 2017, as reported	$294,426	$1,056,510	$27,920	$10,813	$1,389,669
January 1, 2018 impact of Topic 606 day 1 adoption	—	4,130	84	—	4,214
Partners' capital, January 1, 2018	294,426	1,060,640	28,004	10,813	1,393,883
Net income (loss)	14,250	(71,349)	3,198	143	(53,758)
Distributions to unitholders	(14,250)	(84,204)	(6,065)	—	(104,519)
Unit-based compensation	—	3,983	—	—	3,983
Tax withholdings on vested SMLP LTIP awards	—	(1,840)	—	—	(1,840)
Other	(810)	(131)	—	—	(941)
Partners' capital, June 30, 2018	$293,616	$907,099	$25,137	$10,956	$1,236,808

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(53,758)	$10,663
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	53,160	56,955
Amortization of debt issuance costs	2,086	2,072
Deferred Purchase Price Obligation	90,963	15,825
Unit-based and noncash compensation	4,223	3,999
Loss from equity method investees	2,534	4,041
Distributions from equity method investees	17,124	18,003
(Gain) loss on asset sales, net	(12)	70
Long-lived asset impairment	587	287
Early extinguishment of debt	—	22,020
Write-off of debt issuance costs	—	302
Changes in operating assets and liabilities:
Accounts receivable	(6,265)	41,527
Trade accounts payable	(3,483)	(4,372)
Accrued expenses	6,934	(3,111)
Due (to) from affiliate	(997)	212
Deferred revenue, net	3,281	(39,671)
Ad valorem taxes payable	(1,825)	(3,293)
Accrued interest	(51)	(468)
Accrued environmental remediation, net	(1,805)	(924)
Other, net	(2,647)	(2,796)
Net cash provided by operating activities	110,049	121,341
Cash flows from investing activities:
Capital expenditures	(90,394)	(45,912)
Proceeds from asset sale	496	—
Contributions to equity method investees	—	(15,649)
Other, net	(306)	(521)
Net cash used in investing activities	(90,204)	(62,082)

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued)

	Six months ended June 30,
	2018	2017
	(In thousands)
Cash flows from financing activities:
Distributions to common unitholders	(90,269)	(89,029)
Distributions to Series A Preferred unitholders	(14,250)	—
Borrowings under Revolving Credit Facility	148,000	112,500
Repayments under Revolving Credit Facility	(53,000)	(269,500)
Debt issuance costs	(121)	(15,613)
Payment of redemption and call premiums on senior notes	—	(17,913)
Proceeds from ATM Program common unit issuances, net of costs	—	17,259
Contribution from General Partner	—	465
Issuance of senior notes	—	500,000
Tender and redemption of senior notes	—	(300,000)
Other, net	(3,423)	(2,268)
Net cash used in financing activities	(13,063)	(64,099)
Net change in cash and cash equivalents	6,782	(4,840)
Cash and cash equivalents, beginning of period	1,430	7,428
Cash and cash equivalents, end of period	$8,212	$2,588

Supplemental cash flow disclosures:
Cash interest paid	$30,962	$33,382
Less capitalized interest	3,085	918
Interest paid (net of capitalized interest)	$27,877	$32,464

Cash paid for taxes	$175	$—

Noncash investing and financing activities
Capital expenditures in trade accounts payable (period-end accruals)	$20,598	$6,869
Capital expenditures relating to contributions in aid of construction for Topic 606 day 1 adoption	33,123	—

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

In addition to its approximate 2% general partner interest in SMLP (including the IDRs), Summit Investments has indirect ownership interests in our common units. As of June 30, 2018, Summit Investments beneficially owned 25,854,581 SMLP common units and a subsidiary of Energy Capital Partners directly owned 5,915,827 SMLP common units.

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

•	Niobrara G&P, an associated natural gas gathering and processing system operating in the DJ Basin, which includes the Niobrara and Codell shale formations in northeastern Colorado;
•	DFW Midstream, a natural gas gathering system operating in the Fort Worth Basin, which includes the Barnett Shale formation in north-central Texas;

•	Mountaineer Midstream, a natural gas gathering system operating in the Appalachian Basin, which includes the Marcellus Shale formation in northern West Virginia; and
•	Summit Permian, an associated natural gas gathering and processing system and interstate natural gas transportation service under development in the northern Delaware Basin in southeastern New Mexico.

In February 2016, the Partnership and SMP Holdings, a wholly owned subsidiary of Summit Investments, entered into a contribution agreement (the "Contribution Agreement") pursuant to which SMP Holdings agreed to contribute to the Partnership substantially all of its limited partner interest in OpCo, a Delaware limited partnership that owns (i) 100% of the issued and outstanding membership interests of Summit Utica, Meadowlark Midstream and Tioga Midstream (collectively, the "Contributed Entities"), each a limited liability company and (ii) a 40% ownership interest in each of OGC and OCC (collectively with OpCo and the Contributed Entities, the “2016 Drop Down Assets”)(the “2016 Drop Down”). The 2016 Drop Down closed in March 2016; concurrent therewith, a subsidiary of Summit Investments retained a 1% noncontrolling interest in OpCo.

In December 2017, the Niobrara associated natural gas gathering and processing assets held by Meadowlark Midstream were contributed to Summit Niobrara, a newly formed entity. Concurrent with this contribution (i) a subsidiary of SMLP purchased the remaining 1% ownership interest in Summit Niobrara held by Summit Epping, LLC; and (ii) 100% of the ownership interests in Summit Niobrara were contributed to Grand River Gathering, LLC (“Grand River”), after which Summit Niobrara became a wholly-owned subsidiary of Grand River.

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

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and the regulations of the SEC. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. We believe that the disclosures made are adequate to make the information not misleading. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, including normal recurring adjustments, which are necessary to fairly present the unaudited condensed consolidated balance sheet as of June 30, 2018, the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2018 and 2017 and the unaudited condensed consolidated statements of partners’ capital and cash flows for the six months ended June 30, 2018 and 2017. The balance sheet at December 31, 2017 included herein was derived from our audited financial statements, but does not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto that are included in our annual report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on February 26, 2018 (the "2017 Annual Report"). The results of operations for an interim period are not necessarily indicative of results expected for a full year.

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

Impact on financial statements

The following tables summarize the impact of Topic 606 adoption on our unaudited condensed consolidated financial statements.

Unaudited condensed consolidated balance sheet

	June 30, 2018
	As Reported	Balances Without Adoption of Topic 606	Effect of Change Increase / (Decrease)
	(In thousands)
Assets
Accounts receivable	$80,166	$71,768	$8,398
Property, plant and equipment, net	1,887,759	1,852,126	35,633

Liabilities
Deferred revenue, current	10,778	4,071	6,707
Deferred revenue, noncurrent	38,119	11,133	26,986

Partners' Capital (1)	932,236	921,898	10,338

________

(1) Includes common limited partner capital and general partner interests.

Unaudited condensed consolidated statement of operations

	Three months ended June 30, 2018
	As Reported	Balances Without Adoption of Topic 606	Effect of Change Increase / (Decrease)
	(In thousands)
Revenues
Gathering services and related fees	$89,585	$86,892	$2,693
Costs and expenses
Cost of natural gas and NGLs	24,384	27,559	(3,175)
Depreciation and amortization	26,784	26,472	312

	Six months ended June 30, 2018
	As Reported	Balances Without Adoption of Topic 606	Effect of Change Increase / (Decrease)
	(In thousands)
Revenues
Gathering services and related fees	$173,946	$172,195	$1,751
Costs and expenses
Cost of natural gas and NGLs	44,670	51,161	(6,491)
Depreciation and amortization	53,461	52,846	615

Unaudited condensed consolidated statement of cash flows

	Six months ended June 30, 2018
	As Reported	Balances Without Adoption of Topic 606	Effect of Change Increase / (Decrease)
	(In thousands)
Cash flows from operating activities:
Net loss	$(53,758)	$(61,385)	$7,627
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	53,160	52,545	615
Changes in operating assets and liabilities:
Accounts receivable	(6,265)	2,133	(8,398)
Deferred revenue, net	3,281	3,125	156
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

Accounting Pronouncements Pending Adoption. We have not yet adopted the following accounting pronouncements as of June 30, 2018:

•

ASU No. 2016-02 Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 requires that lessees recognize all leases on the balance sheet, with the exception of short-term leases. A lease liability will be recorded for the obligation of a lessee to make lease payments arising from a lease. A right-of-use asset will be recorded which represents the lessee’s right to use, or to control the use of, a specified asset for a lease term. ASU 2016-02 is effective for public companies for fiscal years beginning after December 15, 2018, and requires the modified retrospective approach for transition. We are currently evaluating the provisions of ASU 2016-02 to determine its impact on our financial statements and related disclosures and will adopt its provisions effective January 1, 2019. We expect to utilize certain practical expedients including (i) not being required to reassess whether any expired or existing contracts are or contain leases; (ii) not being required to reassess the lease classification for any expired or existing leases (that is, all existing leases that were classified as operating leases in accordance with Topic 840 will be classified as operating leases, and all existing leases that were classified as capital leases in accordance with Topic 840 will be classified as finance leases); and (iii) not being required to reassess initial direct costs for any existing leases.

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

3. REVENUE

The majority of our revenue is derived from long-term and fee-based contracts with original terms of up to 25 years. We account for revenue in accordance with Topic 606 which we adopted on January 1, 2018, using the modified retrospective method. See Note 2 for further discussion of the adoption, including the impact on our unaudited condensed consolidated financial statements.

We recognize revenue earned from fee-based gathering, treating and processing services in gathering services and related fees. We also earn revenue in the Williston Basin reporting segment from the sale of physical natural gas purchased from our customers under certain percent-of-proceeds arrangements. Under Topic 606, these gathering fee contracts are presented net within cost of natural gas and NGLs. We sell natural gas that we retain from certain DFW Midstream customers to offset the power expenses of the electric-driven compression on the DFW Midstream system. We also sell condensate retained from our gathering services at Grand River. Revenues from the sale of natural gas and condensate are recognized in natural gas, NGLs and condensate sales; the associated expense is included in operation and maintenance expense. Certain customers reimburse us for costs we incur on their behalf. We record costs incurred and reimbursed by our customers on a gross basis, with the revenue component recognized in other revenues.

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

Performance obligations.  The majority of our contracts have a single performance obligation which is either to provide gathering services (an integrated service) or sell natural gas, NGLs and condensate, which are both satisfied when the related natural gas, crude oil and produced water are received and transferred to an agreed upon delivery point. We also have certain contracts with multiple performance obligations. They include an option for the customer to acquire additional services such as contracts containing MVCs. These performance obligations would also be satisfied when the related natural gas, crude oil and produced water are received and transferred to an agreed upon delivery point. In these instances, we allocate the contract’s transaction price to each performance obligation using our best estimate of the standalone selling price of each service in the contract.

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

Certain of our gathering and/or processing agreements provide for monthly, annual or multi-year MVCs. Under these MVCs, our customers agree to ship and/or process a minimum volume of production on our gathering systems or to pay a minimum monetary amount over certain periods during the term of the MVC. A customer must make a shortfall payment to us at the end of the contracted measurement period if its actual throughput volumes are less than its MVC for that period. Certain customers are entitled to utilize shortfall payments to offset gathering fees in one or more subsequent contracted measurement periods to the extent that such customer's throughput volumes in a subsequent contracted measurement period exceed its MVC for that contracted measurement period.

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

	2018	2019	2020	2021	2022	Thereafter
	(In thousands)
Gathering services and related fees	$97,523	$133,743	$122,429	$102,777	$83,648	$174,227

Revenue by Category.  In the following table, revenue is disaggregated by geographic area and major products and services. For more detailed information about reportable segments, see Note 4.

	Reportable Segments
	Three months ended June 30, 2018
	Utica Shale	Williston Basin	Piceance / DJ Basins	Barnett Shale	Marcellus Shale	Total reportable segments	All other segments	Total
	(In thousands)
Major products/services lines
Gathering services and related fees	$10,422	$23,106	$36,170	$14,080	$8,050	$91,828	$(2,243)	$89,585
Natural gas, NGLs and condensate sales	—	7,350	4,675	381	—	12,406	19,485	31,891
Other revenues	—	2,960	2,147	1,694	—	6,801	(94)	6,707
Total	$10,422	$33,416	$42,992	$16,155	$8,050	$111,035	$17,148	$128,183

	Reportable Segments
	Six months ended June 30, 2018
	Utica Shale	Williston Basin	Piceance / DJ Basins	Barnett Shale	Marcellus Shale	Total reportable segments	All other segments	Total
	(In thousands)
Major products/services lines
Gathering services and related fees	$20,463	$40,772	$71,464	$27,717	$15,875	$176,291	$(2,345)	$173,946
Natural gas, NGLs and condensate sales	—	15,196	9,000	926	—	25,122	32,886	58,008
Other revenues	—	5,872	4,115	3,682	—	13,669	(120)	13,549
Total	$20,463	$61,840	$84,579	$32,325	$15,875	$215,082	$30,421	$245,503

Contract balances.  Contract assets relate to our rights to consideration for work completed but not billed at the reporting date and consist of the estimated MVC shortfall payments expected from our customers and unbilled activity associated with contributions in aid of construction. Contract assets are transferred to trade receivables when the rights become unconditional. The following table provides information about contract assets from contracts with customers:

June 30, 2018
(In thousands)
Contract assets, December 31, 2017	$—
Net impact of Topic 606 day 1 adoption	3,514
Additions	11,523
Transfers out	(5,704)
Contract assets, June 30, 2018	$9,333

Current	9,333
Noncurrent	—
Contract assets, June 30, 2018	$9,333

As of June 30, 2018, receivables with customers totaled $67.5 million and contract assets totaled $9.3 million which were included in the accounts receivable caption on the unaudited condensed consolidated balance sheet.

Contract liabilities (deferred revenue) relate to the advance consideration received from customers primarily for contributions in aid of construction. We recognize contract liabilities under these arrangements in revenue over the contract period. For the three and six months ended June 30, 2018, we recognized $3.9 million and $5.0 million of gathering services and related fees which was included in the contract liability balance as of the beginning of the period. See Note 9 for additional details.

4. SEGMENT INFORMATION

As of June 30, 2018, our reportable segments are:

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

Assets by reportable segment follow.

	June 30, 2018	December 31, 2017
	(In thousands)
Assets:
Utica Shale	$212,326	$212,311
Ohio Gathering	670,827	690,485
Williston Basin	520,799	512,860
Piceance/DJ Basins	828,999	798,722
Barnett Shale	376,969	383,306
Marcellus Shale	213,366	217,362
Total reportable segment assets	2,823,286	2,815,046
Corporate and Other	143,450	79,996
Eliminations	(1,158)	(249)
Total assets	$2,965,578	$2,894,793

Revenues by reportable segment follow.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In thousands)
Revenues (1):
Utica Shale	$10,422	$10,456	$20,463	$19,252
Williston Basin	33,416	29,114	61,840	95,999
Piceance/DJ Basins	42,992	33,763	84,579	68,571
Barnett Shale	16,155	20,904	32,325	38,646
Marcellus Shale	8,050	7,365	15,875	14,269
Total reportable segments revenue	111,035	101,602	215,082	236,737
Corporate and Other	19,422	1,362	33,598	3,148
Eliminations	(2,274)	(1,172)	(3,177)	(2,288)
Total revenues	$128,183	$101,792	$245,503	$237,597

(1) Excludes revenues earned by Ohio Gathering due to equity method accounting.

Counterparties accounting for more than 10% of total revenues were as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Percentage of total revenues (1)(2):
Counterparty A - Piceance/DJ Basins	10%	*	11%	*
Counterparty B - Piceance/DJ Basins	*	10%	*	*
Counterparty C - Barnett Shale	11%	11%	*	*
Counterparty D - Utica Shale	*	10%	*	*
Counterparty E - Williston Basin	*	*	*	21%

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

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In thousands)
Depreciation and amortization (1):
Utica Shale	$2,033	$1,748	$3,886	$3,395
Williston Basin	5,622	8,385	11,231	16,766
Piceance/DJ Basins	12,450	12,225	25,005	24,436
Barnett Shale (2)	3,759	3,762	7,516	7,524
Marcellus Shale	2,274	2,263	4,546	4,526
Total reportable segment depreciation and amortization	26,138	28,383	52,184	56,647
Corporate and Other	496	154	976	308
Total depreciation and amortization	$26,634	$28,537	$53,160	$56,955

(1) Excludes depreciation and amortization recognized by Ohio Gathering due to equity method accounting.

(2) Includes the amortization expense associated with our favorable and unfavorable gas gathering contracts as reported in other revenues.

Cash paid for capital expenditures by reportable segment follow.

	Six months ended June 30,
	2018	2017
	(In thousands)
Cash paid for capital expenditures (1):
Utica Shale	$1,846	$16,473
Williston Basin	10,966	11,085
Piceance/DJ Basins	24,827	11,934
Barnett Shale	349	(399)
Marcellus Shale	545	407
Total reportable segment capital expenditures	38,533	39,500
Corporate and Other	51,861	6,412
Total cash paid for capital expenditures	$90,394	$45,912

(1) Excludes cash paid for capital expenditures by Ohio Gathering due to equity method accounting.

During the six months ended June 30, 2018, Corporate included cash paid of $1.0 million for corporate purposes; the remainder represents capital expenditures for Summit Permian.

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

Segment adjusted EBITDA by reportable segment follows.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In thousands)
Reportable segment adjusted EBITDA
Utica Shale	$9,223	$9,533	$17,938	$17,445
Ohio Gathering	8,935	9,606	19,412	18,679
Williston Basin	19,030	17,155	35,000	34,964
Piceance/DJ Basins	27,673	27,274	56,908	56,248
Barnett Shale	11,093	12,998	20,952	25,086
Marcellus Shale	6,543	5,446	13,219	11,093
Total of reportable segments' measures of profit	$82,497	$82,012	$163,429	$163,515

A reconciliation of income or loss before income taxes and income or loss from equity method investees to total of reportable segments' measures of profit or loss follows.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In thousands)
Reconciliation of (loss) income before income taxes and loss from equity method investees to total of reportable segments' measures of profit:
(Loss) income before income taxes and loss from equity method investees	$(45,699)	$14,420	$(51,101)	$14,945
Add:
Corporate and Other	9,002	9,435	19,625	19,528
Interest expense	14,837	17,553	29,959	34,269
Early extinguishment of debt	—	—	—	22,020
Deferred Purchase Price Obligation	69,305	(5,058)	90,963	15,825
Depreciation and amortization	26,634	28,537	53,160	56,955
Proportional adjusted EBITDA for equity method investees	8,935	9,606	19,412	18,679
Adjustments related to MVC shortfall payments	(3,542)	5,578	(3,542)	(23,062)
Adjustments related to capital reimbursement activity	115	—	155	—
Unit-based and noncash compensation	2,261	1,871	4,223	3,999
Loss (gain) on asset sales, net	62	67	(12)	70
Long-lived asset impairment	587	3	587	287
Total of reportable segments' measures of profit	$82,497	$82,012	$163,429	$163,515

For the three and six months ended June 30, 2017, we included adjustments related to MVC shortfall payments in our calculation of segment adjusted EBITDA to account for (i) the net increases or decreases in deferred revenue for MVC shortfall payments and (ii) our inclusion of expected annual or multi-year MVC shortfall payments. With respect to the impact of a net change in deferred revenue for MVC shortfall payments, we treated increases in deferred revenue balances as a favorable adjustment to segment adjusted EBITDA, while decreases in deferred revenue balances were treated as an unfavorable adjustment to segment adjusted EBITDA. We also included a proportional amount of any historical and expected MVC shortfall payments in each quarter prior to the quarter in which we actually recognized the shortfall payment.

For the three and six months ended June 30, 2018, in accordance with Topic 606, adjustments related to MVC shortfall payments are recognized in gathering services and related fees (see Note 3).

In accordance with Topic 606, contributions in aid of construction are recognized over the remaining term of the respective contract. We include adjustments related to capital reimbursement activity in our calculation of segment adjusted EBITDA to account for revenue recognized from contributions in aid of construction.

Adjustments related to MVC shortfall payments by reportable segment follow.

	Three months ended June 30, 2018
	Williston Basin	Piceance/DJ Basins	Barnett Shale	Total
	(In thousands)
Adjustments related to MVC shortfall payments:
Net change in deferred revenue for MVC shortfall payments	$—	$—	$—	$—
Expected MVC shortfall adjustments	(3,386)	(93)	(63)	(3,542)
Total adjustments related to MVC shortfall payments	$(3,386)	$(93)	$(63)	$(3,542)

	Three months ended June 30, 2017
	Williston Basin	Piceance/DJ Basins	Barnett Shale	Total
	(In thousands)
Adjustments related to MVC shortfall payments:
Net change in deferred revenue for MVC shortfall payments	$—	$(1,186)	$—	$(1,186)
Expected MVC shortfall adjustments	1,982	6,522	(1,740)	6,764
Total adjustments related to MVC shortfall payments	$1,982	$5,336	$(1,740)	$5,578

	Six months ended June 30, 2018
	Williston Basin	Piceance/DJ Basins	Barnett Shale	Total
	(In thousands)
Adjustments related to MVC shortfall payments:
Net change in deferred revenue for MVC shortfall payments	$—	$—	$—	$—
Expected MVC shortfall adjustments	(3,386)	(93)	(63)	(3,542)
Total adjustments related to MVC shortfall payments	$(3,386)	$(93)	$(63)	$(3,542)

	Six months ended June 30, 2017
	Williston Basin	Piceance/DJ Basins	Barnett Shale	Total
	(In thousands)
Adjustments related to MVC shortfall payments:
Net change in deferred revenue for MVC shortfall payments	$(37,693)	$(1,978)	$—	$(39,671)
Expected MVC shortfall adjustments	3,964	13,067	(422)	16,609
Total adjustments related to MVC shortfall payments	$(33,729)	$11,089	$(422)	$(23,062)

5. PROPERTY, PLANT AND EQUIPMENT, NET

Details on property, plant and equipment follow.

	June 30, 2018	December 31, 2017
	(In thousands)
Gathering and processing systems and related equipment	$2,023,832	$1,973,722
Construction in progress	160,239	78,850
Land and line fill	11,735	11,735
Other	41,802	40,262
Total	2,237,608	2,104,569
Less accumulated depreciation	349,849	309,440
Property, plant and equipment, net	$1,887,759	$1,795,129

Depreciation expense and capitalized interest follow.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In thousands)
Depreciation expense	$18,657	$18,607	$37,214	$37,098
Capitalized interest	1,863	450	3,085	918

6. AMORTIZING INTANGIBLE ASSETS AND UNFAVORABLE GAS GATHERING CONTRACT

Details regarding our intangible assets and the unfavorable gas gathering contract (included in other noncurrent liabilities), all of which are subject to amortization, follow.

	June 30, 2018
	Gross carrying amount	Accumulated amortization	Net
	(In thousands)
Favorable gas gathering contracts	$24,195	$(13,128)	$11,067
Contract intangibles	278,448	(130,891)	147,557
Rights-of-way	162,339	(34,298)	128,041
Total intangible assets	$464,982	$(178,317)	$286,665

Unfavorable gas gathering contract	$10,962	$(10,153)	$809

	December 31, 2017
	Gross carrying amount	Accumulated amortization	Net
	(In thousands)
Favorable gas gathering contracts	$24,195	$(12,350)	$11,845
Contract intangibles	278,448	(117,821)	160,627
Rights-of-way	159,986	(31,113)	128,873
Total intangible assets	$462,629	$(161,284)	$301,345

Unfavorable gas gathering contract	$10,962	$(9,074)	$1,888

We recognized amortization expense in other revenues as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In thousands)
Amortization expense – favorable gas gathering contracts	$(388)	$(388)	$(777)	$(777)
Amortization expense – unfavorable gas gathering contract	538	539	1,078	1,079

We recognized amortization expense in costs and expenses as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In thousands)
Amortization expense – contract intangibles	$6,535	$8,551	$13,070	$17,102
Amortization expense – rights-of-way	1,592	1,530	3,177	3,057

The estimated aggregate annual amortization expected to be recognized for the remainder of 2018 and each of the four succeeding fiscal years follows.

	Intangible assets	Unfavorable gas gathering contract
	(In thousands)
2018	$17,053	$809
2019	33,217	—
2020	33,041	—
2021	29,349	—
2022	26,282	—

7. GOODWILL

We evaluate goodwill for impairment annually on September 30. We also evaluate goodwill whenever events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill. There have been no impairments of goodwill during the six months ended June 30, 2018.

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

A reconciliation of our 40% ownership interest in Ohio Gathering to our investment per Ohio Gathering's books and records follows (in thousands).

Investment in equity method investees, June 30, 2018	$670,827
June cash distributions	2,580
Basis difference	(123,508)
Investment in equity method investees, net of basis difference, May 31, 2018	$549,899

For the three and six months ended June 30, 2018, there were no contributions to Ohio Gathering.

Summarized statements of operations information for OGC and OCC follow (amounts represent 100% of investee financial information). Results include gross asset impairments of $12.3 million for the three and six months ending June 30, 2018 and $8.7 million for the three and six months ending June 30, 2017.

	Three months ended May 31, 2018		Three months ended May 31, 2017
	OGC	OCC	OGC	OCC
	(In thousands)
Total revenues	$34,123	$2,070	$31,083	$2,004
Total operating expenses	35,518	1,958	33,221	1,836
Net (loss) income	(1,396)	(59)	(139)	23

	Six months ended May 31, 2018		Six months ended May 31, 2017
	OGC	OCC	OGC	OCC
	(In thousands)
Total revenues	$69,083	$4,559	$68,158	$4,057
Total operating expenses	62,293	4,099	60,326	4,309
Net income (loss)	6,784	121	7,834	(1,192)

9. DEFERRED REVENUE

A rollforward of current deferred revenue follows.

	Utica Shale	Williston Basin	Piceance/DJ Basins	Barnett Shale	Marcellus Shale	Total current
	(In thousands)
Current deferred revenue, December 31, 2017, as reported	$—	$—	$4,000	$—	$—	$4,000
Net impact of Topic 606 day 1 adoption	18	1,017	3,396	1,619	38	6,088
Current deferred revenue, January 1, 2018	18	1,017	7,396	1,619	38	10,088
Additions	9	1,088	10,996	814	19	12,926
Less revenue recognized	9	643	10,762	803	19	12,236
Current deferred revenue, June 30, 2018	$18	$1,462	$7,630	$1,630	$38	$10,778

A rollforward of noncurrent deferred revenue follows.

	Utica Shale	Williston Basin	Piceance/DJ Basins	Barnett Shale	Marcellus Shale	Total noncurrent
	(In thousands)
Noncurrent deferred revenue, December 31, 2017, as reported	$—	$—	$12,707	$—	$—	$12,707
Net impact of Topic 606 day 1 adoption	39	4,215	10,017	8,217	333	22,821
Noncurrent deferred revenue, January 1, 2018	39	4,215	22,724	8,217	333	35,528
Additions	—	1,622	5,200	1,583	—	8,405
Less reclassification to current deferred revenue	9	1,017	3,955	814	19	5,814
Noncurrent deferred revenue, June 30, 2018	$30	$4,820	$23,969	$8,986	$314	$38,119

10. DEBT

Debt consisted of the following:

	June 30, 2018	December 31, 2017
	(In thousands)
Summit Holdings variable rate senior secured Revolving Credit Facility (4.35% at June 30, 2018 and 4.07% at December 31, 2017) due May 2022	$356,000	$261,000
Summit Holdings 5.5% senior unsecured notes due August 2022	300,000	300,000
Less unamortized debt issuance costs (1)	(2,588)	(2,910)
Summit Holdings 5.75% senior unsecured notes due April 2025	500,000	500,000
Less unamortized debt issuance costs (1)	(6,407)	(6,898)
Total long-term debt	$1,147,005	$1,051,192

(1) Issuance costs are being amortized over the life of the notes.

Revolving Credit Facility. Summit Holdings has a senior secured revolving credit facility that allows for revolving loans, letters of credit and swing line loans. The Revolving Credit Facility has a $1.25 billion borrowing capacity, matures in May 2022, and includes a $250.0 million accordion feature.

Borrowings under the Revolving Credit Facility bear interest, at the election of Summit Holdings, at a rate based on the alternate base rate (as defined in the credit agreement) plus an applicable margin ranging from 0.75% to 1.75% or the adjusted Eurodollar rate (as defined in the credit agreement) plus an applicable margin ranging from 1.75% to 2.75%, with the commitment fee ranging from 0.30% to 0.50% in each case based on our relative leverage at the time of determination. At June 30, 2018, the applicable margin under LIBOR borrowings was 2.25%, the interest rate was 4.35% and the unused portion of the Revolving Credit Facility totaled $894.0 million (subject to a commitment fee of 0.375%).

As of June 30, 2018, we had $9.8 million of debt issuance costs attributable to our Revolving Credit Facility and related amendments which are included in noncurrent assets on the unaudited condensed consolidated balance sheet.

As of and during the six months ended June 30, 2018, we were in compliance with the Revolving Credit Facility's covenants. There were no defaults or events of default during the six months ended June 30, 2018.

Senior Notes. In July 2014, Summit Holdings and its 100% owned finance subsidiary, Finance Corp. (together with Summit Holdings, the "Co-Issuers") co-issued $300.0 million of 5.5% senior unsecured notes maturing August 15, 2022 (the "5.5% Senior Notes" and, together with the 5.75% Senior Notes (defined below, the “Senior Notes”).

In February 2017, the Co-Issuers completed a public offering of $500.0 million of 5.75% senior unsecured notes (the "5.75% Senior Notes") as described in the 2017 Annual Report. References to the "Senior Notes," refer collectively to the 5.5% Senior Notes and the 5.75% Senior Notes.

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

As of and during the six months ended June 30, 2018, we were in compliance with the covenants governing our Senior Notes. There were no defaults or events of default during the six months ended June 30, 2018.

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

Accounts receivable primarily comprise amounts due for the gathering, treating and processing services we provide to our customers and also the sale of natural gas liquids resulting from our processing services. This industry concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, industry or other conditions. We monitor the creditworthiness of our counterparties and can require letters of credit for receivables from counterparties that are judged to have substandard credit, unless the credit risk can otherwise be mitigated. Our top five customers or counterparties accounted for 46% of total accounts receivable at June 30, 2018, compared with 44% as of December 31, 2017.

Fair Value.  The carrying amount of cash and cash equivalents, accounts receivable and trade accounts payable reported on the balance sheet approximates fair value due to their short-term maturities.

The Deferred Purchase Price Obligation's carrying value is its fair value because carrying value represents the present value of the payment expected to be made in 2020. Our calculation of the Deferred Purchase Price Obligation involves significant assumptions and judgments. Differing assumptions regarding any of these inputs could have a material effect on the ultimate cash payment and the Deferred Purchase Price Obligation. As such, its fair value measurement is classified as a recurring Level 3 measurement in the fair value hierarchy because our assumptions and judgments are not observable from objective sources (see Note 17).

The Deferred Purchase Price Obligation represents our only Level 3 financial instrument fair value measurement. A rollforward of our Level 3 liability measured at fair value on a recurring basis follows (in thousands).

Level 3 liability, January 1, 2018	$362,959
Change in fair value	90,963
Level 3 liability, June 30, 2018	$453,922

A summary of the estimated fair value of our debt financial instruments follows.

	June 30, 2018		December 31, 2017
	Carrying value	Estimated fair value (Level 2)	Carrying value	Estimated fair value (Level 2)
	(In thousands)
Summit Holdings 5.5% Senior Notes ($300.0 million principal)	$297,412	$293,875	$297,090	$301,750
Summit Holdings 5.75% Senior Notes ($500.0 million principal)	493,593	474,375	493,102	501,667

The carrying value on the balance sheet of the Revolving Credit Facility is its fair value due to its floating interest rate. The fair value for the Senior Notes is based on an average of nonbinding broker quotes as of June 30, 2018 and December 31, 2017. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value of the Senior Notes.

12. PARTNERS' CAPITAL

A rollforward of the number of common limited partner and General Partner units follows.

	Limited partners
	Series A Preferred Units	Common	General Partner
Units, January 1, 2018	300,000	73,085,996	1,490,999
Net units issued under the SMLP LTIP	—	269,779	—
Units, June 30, 2018	300,000	73,355,775	1,490,999

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

During the three and six months ended June 30, 2018, there were no transactions under the ATM Program. Following the effectiveness of the new ATM registration statement and after taking into account the aggregate sales price of common units sold under the ATM Program through June 30, 2018, we have the capacity to issue additional common units under the ATM Program up to an aggregate $132.3 million.

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

Cash Distributions Paid and Declared. We paid the following per-unit distributions during the three and six months ended June 30:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Per-unit distributions to unitholders	$0.575	$0.575	$1.150	$1.150

On July 26, 2018, the Board of Directors of our General Partner declared a distribution of $0.575 per unit for the quarterly period ended June 30, 2018. This distribution, which totaled $45.2 million, will be paid on August 14, 2018 to unitholders of record at the close of business on August 7, 2018.

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

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In thousands)
IDR payments	$2,136	$2,106	$4,264	$4,206

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

13. EARNINGS PER UNIT

The following table details the components of EPU.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In thousands, except per-unit amounts)
Numerator for basic and diluted EPU:
Allocation of net (loss) income among limited partner interests:
Net (loss) income attributable to limited partners	$(51,111)	$8,806	$(57,099)	$6,029
Less net income attributable to Series A Preferred Units	7,125	—	14,250	—
Net (loss) income attributable to common limited partners	$(58,236)	$8,806	$(71,349)	$6,029

Denominator for basic and diluted EPU:
Weighted-average common units outstanding – basic	73,356	72,532	73,245	72,341
Effect of nonvested phantom units	—	310	—	367
Weighted-average common units outstanding – diluted	73,356	72,842	73,245	72,708

(Loss) earnings per limited partner unit:
Common unit – basic	$(0.79)	$0.12	$(0.97)	$0.08
Common unit – diluted	$(0.79)	$0.12	$(0.97)	$0.08

Nonvested anti-dilutive phantom units excluded from the calculation of diluted EPU	1	—	3	—

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

•	Also in March 2018, 328,388 phantom units vested.
•	As of June 30, 2018, approximately 3.2 million common units remained available for future issuance under the SMLP LTIP.

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

Expenses incurred by the General Partner and reimbursed by us under our Partnership Agreement were as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In thousands)
Operation and maintenance expense	$7,114	$6,731	$14,737	$13,612
General and administrative expense	7,481	7,895	15,598	16,190

16. COMMITMENTS AND CONTINGENCIES

Operating Leases.  We and Summit Investments lease certain office space and equipment to support our operations. We have determined that our leases are operating leases. We recognize total rent expense incurred or allocated to us in general and administrative expenses. Rent expense related to operating leases, including rent expense incurred on our behalf and allocated to us, was as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In thousands)
Rent expense	$956	$923	$1,978	$1,802

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

A rollforward of the aggregate accrued environmental remediation liabilities follows.

Total
(In thousands)
Accrued environmental remediation, January 1, 2018	$5,344
Payments made	(1,805)
Additional accruals	1,600
Accrued environmental remediation, June 30, 2018	$5,139

As of June 30, 2018, we have recognized (i) a current liability for remediation effort expenditures expected to be incurred within the next 12 months and (ii) a noncurrent liability for estimated remediation expenditures and fines expected to be incurred subsequent to June 30, 2019. Each of these amounts represent our best estimate for costs expected to be incurred. Neither of these amounts has been discounted to its present value.

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

As described in the 2017 Annual Report, in 2015 and 2016, the U.S. Department of Justice (“DOJ”) issued grand jury subpoenas to Summit Investments, the Partnership, our General Partner and Meadowlark Midstream requesting certain materials related to the incident. SMLP has continued to exchange information with the DOJ and is cooperating with the investigation. While we cannot predict the ultimate outcome of this matter with certainty for Summit Investments or Meadowlark Midstream, especially as it relates to any material liability as a result of any governmental proceeding related to the incident, we believe at this time that it is unlikely that SMLP or its General Partner will be subject to any material liability as a result of any governmental proceeding related to the rupture.

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

The present value of the Deferred Purchase Price Obligation is reflected as a liability on our balance sheet until paid. As of June 30, 2018, Remaining Consideration was estimated to be $538.4 million and the net present value, as recognized on the consolidated balance sheet, was $453.9 million, using a discount rate of 10.25%. Any subsequent changes to the estimated future payment obligation will be calculated using a discounted cash flow model with a commensurate risk-adjusted discount rate. Such changes and the impact on the liability due to the passage of time will be recorded as a change in the Deferred Purchase Price Obligation fair value on the consolidated statements of operations in the period of the change.

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

Condensed Consolidating Balance Sheets. Balance sheets as of June 30, 2018 and December 31, 2017 follow.

	June 30, 2018
	SMLP	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating adjustments	Total
	(In thousands)
Assets
Cash and cash equivalents	$2,616	$92	$4,998	$506	$—	$8,212
Accounts receivable	22	—	68,274	11,870	—	80,166
Other current assets	1,057	—	1,273	264	—	2,594
Due from affiliate	—	—	507,396	51,852	(559,248)	—
Total current assets	3,695	92	581,941	64,492	(559,248)	90,972
Property, plant and equipment, net	4,314	—	1,537,468	345,977	—	1,887,759
Intangible assets, net	—	—	263,416	23,249	—	286,665
Goodwill	—	—	16,211	—	—	16,211
Investment in equity method investees	—	—	—	670,827	—	670,827
Other noncurrent assets	3,288	9,762	94	—	—	13,144
Investment in subsidiaries	2,062,096	3,396,771	—	—	(5,458,867)	—
Total assets	$2,073,393	$3,406,625	$2,399,130	$1,104,545	$(6,018,115)	$2,965,578

Liabilities and Partners' Capital
Trade accounts payable	$141	$—	$18,280	$3,277	$—	$21,698
Accrued expenses	803	—	17,030	1,600	—	19,433
Due to affiliate	374,074	185,265	—	—	(559,248)	91
Deferred revenue	—	—	10,341	437	—	10,778
Ad valorem taxes payable	9	—	6,224	271	—	6,504
Accrued interest	—	12,259	—	—	—	12,259
Accrued environmental remediation	—	—	—	3,522	—	3,522
Other current liabilities	3,477	—	3,573	362	—	7,412
Total current liabilities	378,504	197,524	55,448	9,469	(559,248)	81,697
Long-term debt	—	1,147,005	—	—	—	1,147,005
Deferred Purchase Price Obligation	453,922	—	—	—	—	453,922
Noncurrent deferred revenue	—	—	36,416	1,703	—	38,119
Noncurrent accrued environmental remediation	—	—	—	1,617	—	1,617
Other noncurrent liabilities	4,159	—	2,197	54	—	6,410
Total liabilities	836,585	1,344,529	94,061	12,843	(559,248)	1,728,770

Total partners' capital	1,236,808	2,062,096	2,305,069	1,091,702	(5,458,867)	1,236,808
Total liabilities and partners' capital	$2,073,393	$3,406,625	$2,399,130	$1,104,545	$(6,018,115)	$2,965,578

	December 31, 2017
	SMLP	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating adjustments	Total
	(In thousands)
Assets
Cash and cash equivalents	$126	$75	$1,138	$91	$—	$1,430
Accounts receivable	22	—	65,842	6,437	—	72,301
Other current assets	1,188	—	2,697	442	—	4,327
Due from affiliate	—	—	493,067	22,030	(515,097)	—
Total current assets	1,336	75	562,744	29,000	(515,097)	78,058
Property, plant and equipment, net	4,206	—	1,442,333	348,590	—	1,795,129
Intangible assets, net	—	—	278,958	22,387	—	301,345
Goodwill	—	—	16,211	—	—	16,211
Investment in equity method investees	—	—	—	690,485	—	690,485
Other noncurrent assets	2,547	10,913	105	—	—	13,565
Investment in subsidiaries	2,019,700	3,324,464	—	—	(5,344,164)	—
Total assets	$2,027,789	$3,335,452	$2,300,351	$1,090,462	$(5,859,261)	$2,894,793

Liabilities and Partners' Capital
Trade accounts payable	$209	$—	$11,283	$4,883	$—	$16,375
Accrued expenses	928	—	10,592	979	—	12,499
Due to affiliate	263,935	252,250	—	—	(515,097)	1,088
Deferred revenue	—	—	4,000	—	—	4,000
Ad valorem taxes payable	—	—	7,809	520	—	8,329
Accrued interest	—	12,310	—	—	—	12,310
Accrued environmental remediation	—	—	—	3,130	—	3,130
Other current liabilities	6,395	—	4,385	478	—	11,258
Total current liabilities	271,467	264,560	38,069	9,990	(515,097)	68,989
Long-term debt	—	1,051,192	—	—	—	1,051,192
Deferred Purchase Price Obligation	362,959	—	—	—	—	362,959
Deferred revenue	—	—	12,707	—	—	12,707
Noncurrent accrued environmental remediation	—	—	—	2,214	—	2,214
Other noncurrent liabilities	3,694	—	3,293	76	—	7,063
Total liabilities	638,120	1,315,752	54,069	12,280	(515,097)	1,505,124

Total partners' capital	1,389,669	2,019,700	2,246,282	1,078,182	(5,344,164)	1,389,669
Total liabilities and partners' capital	$2,027,789	$3,335,452	$2,300,351	$1,090,462	$(5,859,261)	$2,894,793

Condensed Consolidating Statements of Operations. For the purposes of the following condensed consolidating statements of operations, we allocate general and administrative expenses recognized at the SMLP parent to the Guarantor Subsidiaries and Non-Guarantor Subsidiaries to reflect what those entities' results would have been had they operated on a stand-alone basis. Statements of operations for the three and six months ended June 30, 2018 and 2017 follow.

	Three months ended June 30, 2018
	SMLP	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating adjustments	Total
	(In thousands)
Revenues:
Gathering services and related fees	$—	$—	$73,891	$15,694	$—	$89,585
Natural gas, NGLs and condensate sales	—	—	31,891	—	—	31,891
Other revenues	—	—	6,509	198	—	6,707
Total revenues	—	—	112,291	15,892	—	128,183
Costs and expenses:
Cost of natural gas and NGLs	—	—	24,384	—	—	24,384
Operation and maintenance	—	—	22,221	2,245	—	24,466
General and administrative	—	—	11,907	1,577	—	13,484
Depreciation and amortization	444	—	22,776	3,564	—	26,784
(Gain) loss on asset sales, net	—	—	(1)	63	—	62
Long-lived asset impairment	—	—	587	—	—	587
Total costs and expenses	444	—	81,874	7,449	—	89,767
Other income	27	—	—	—	—	27
Interest expense	—	(14,837)	—	—	—	(14,837)
Deferred Purchase Price Obligation	(69,305)	—	—	—	—	(69,305)
(Loss) income before income taxes and loss from equity method investees	(69,722)	(14,837)	30,417	8,443	—	(45,699)
Income tax expense	(294)	—	—	—	—	(294)
Loss from equity method investees	—	—	—	(3,920)	—	(3,920)
Equity in earnings of consolidated subsidiaries	20,103	34,940	—	—	(55,043)	—
Net (loss) income	$(49,913)	$20,103	$30,417	$4,523	$(55,043)	$(49,913)

	Three months ended June 30, 2017
	SMLP	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating adjustments	Total
	(In thousands)
Revenues:
Gathering services and related fees	$—	$—	$67,679	$17,122	$—	$84,801
Natural gas, NGLs and condensate sales	—	—	10,595	—	—	10,595
Other revenues	—	—	6,332	64	—	6,396
Total revenues	—	—	84,606	17,186	—	101,792
Costs and expenses:
Cost of natural gas and NGLs	—	—	9,099	—	—	9,099
Operation and maintenance	—	—	22,169	1,847	—	24,016
General and administrative	—	—	10,886	2,063	—	12,949
Depreciation and amortization	154	—	25,282	3,252	—	28,688
Transaction costs	119	—	—	—	—	119
Loss on asset sales, net	—	—	67	—	—	67
Long-lived asset impairment	—	—	2	1	—	3
Total costs and expenses	273	—	67,505	7,163	—	74,941
Other income	64	—	—	—	—	64
Interest expense	—	(17,553)	—	—	—	(17,553)
Deferred Purchase Price Obligation	5,058	—	—	—	—	5,058
Income (loss) before income taxes and loss from equity method investees	4,849	(17,553)	17,101	10,023	—	14,420
Income tax benefit	211	—	—	—	—	211
Loss from equity method investees	—	—	—	(3,385)	—	(3,385)
Equity in earnings of consolidated subsidiaries	6,186	23,739	—	—	(29,925)	—
Net income	$11,246	$6,186	$17,101	$6,638	$(29,925)	$11,246

	Six months ended June 30, 2018
	SMLP	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating adjustments	Total
	(In thousands)
Revenues:
Gathering services and related fees	$—	$—	$143,357	$30,589	$—	$173,946
Natural gas, NGLs and condensate sales	—	—	58,008	—	—	58,008
Other revenues	—	—	13,236	313	—	13,549
Total revenues	—	—	214,601	30,902	—	245,503
Costs and expenses:
Cost of natural gas and NGLs	—	—	44,670	—	—	44,670
Operation and maintenance	—	—	44,374	4,696	—	49,070
General and administrative	—	—	24,244	3,682	—	27,926
Depreciation and amortization	876	—	45,637	6,948	—	53,461
(Gain) loss on asset sales, net	—	—	(75)	63	—	(12)
Long-lived asset impairment	—	—	587	—	—	587
Total costs and expenses	876	—	159,437	15,389	—	175,702
Other income	20	—	—	—	—	20
Interest expense	—	(29,959)	—	—	—	(29,959)
Deferred Purchase Price Obligation	(90,963)	—	—	—	—	(90,963)
(Loss) income before income taxes and loss from equity method investees	(91,819)	(29,959)	55,164	15,513	—	(51,101)
Income tax expense	(123)	—	—	—	—	(123)
Loss from equity method investees	—	—	—	(2,534)	—	(2,534)
Equity in earnings of consolidated subsidiaries	38,184	68,143	—	—	(106,327)	—
Net (loss) income	$(53,758)	$38,184	$55,164	$12,979	$(106,327)	$(53,758)

	Six months ended June 30, 2017
	SMLP	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating adjustments	Total
	(In thousands)
Revenues:
Gathering services and related fees	$—	$—	$170,192	$32,622	$—	$202,814
Natural gas, NGLs and condensate sales	—	—	21,715	—	—	21,715
Other revenues	—	—	12,932	136	—	13,068
Total revenues	—	—	204,839	32,758	—	237,597
Costs and expenses:
Cost of natural gas and NGLs	—	—	18,151	—	—	18,151
Operation and maintenance	—	—	44,189	3,519	—	47,708
General and administrative	—	—	23,371	3,710	—	27,081
Depreciation and amortization	308	—	50,524	6,425	—	57,257
Transaction costs	119	—	—	—	—	119
Loss on asset sales, net	—	—	70	—	—	70
Long-lived asset impairment	—	—	2	285	—	287
Total costs and expenses	427	—	136,307	13,939	—	150,673
Other income	135	—	—	—	—	135
Interest expense	—	(34,269)	—	—	—	(34,269)
Early extinguishment of debt	—	(22,020)	—	—	—	(22,020)
Deferred Purchase Price Obligation	(15,825)	—	—	—	—	(15,825)
(Loss) income before income taxes and loss from equity method investees	(16,117)	(56,289)	68,532	18,819	—	14,945
Income tax expense	(241)	—	—	—	—	(241)
Loss from equity method investees	—	—	—	(4,041)	—	(4,041)
Equity in earnings of consolidated subsidiaries	27,021	83,310	—	—	(110,331)	—
Net income	$10,663	$27,021	$68,532	$14,778	$(110,331)	$10,663

Condensed Consolidating Statements of Cash Flows. Statements of cash flows for the six months ended June 30, 2018 and 2017 follow.

	Six months ended June 30, 2018
	SMLP	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating adjustments	Total
	(In thousands)
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(68)	$(27,877)	$103,965	$34,029	$—	$110,049

Cash flows from investing activities:
Capital expenditures	(972)	—	(85,187)	(4,235)	—	(90,394)
Proceeds from asset sales	—	—	—	496	—	496
Other, net	(306)	—	—	—	—	(306)
Advances to affiliates	—	(66,985)	(14,329)	(29,820)	111,134	—
Net cash used in investing activities	(1,278)	(66,985)	(99,516)	(33,559)	111,134	(90,204)

Cash flows from financing activities:
Distributions to common unitholders	(90,269)	—	—	—	—	(90,269)
Distributions to Series A Preferred unitholders	(14,250)	—	—	—	—	(14,250)
Borrowings under Revolving Credit Facility	—	148,000	—	—	—	148,000
Repayments under Revolving Credit Facility	—	(53,000)	—	—	—	(53,000)
Debt issuance costs	—	(121)	—	—	—	(121)
Other, net	(2,779)	—	(589)	(55)	—	(3,423)
Advances from affiliates	111,134	—	—	—	(111,134)	—
Net cash provided by (used in) financing activities	3,836	94,879	(589)	(55)	(111,134)	(13,063)
Net change in cash and cash equivalents	2,490	17	3,860	415	—	6,782
Cash and cash equivalents, beginning of period	126	75	1,138	91	—	1,430
Cash and cash equivalents, end of period	$2,616	$92	$4,998	$506	$—	$8,212

	Six months ended June 30, 2017
	SMLP	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating adjustments	Total
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$424	$(32,466)	$114,863	$38,520	$—	$121,341

Cash flows from investing activities:
Capital expenditures	(6,412)	—	(23,578)	(15,922)	—	(45,912)
Contributions to equity method investees	—	—	—	(15,649)	—	(15,649)
Other, net	(521)	—	—	—	—	(521)
Advances to affiliates	7,635	23,020	(95,361)	—	64,706	—
Net cash provided by (used in) investing activities	702	23,020	(118,939)	(31,571)	64,706	(62,082)

Cash flows from financing activities:
Distributions to unitholders	(89,029)	—	—	—	—	(89,029)
Borrowings under Revolving Credit Facility	—	112,500	—	—	—	112,500
Repayments under Revolving Credit Facility	—	(269,500)	—	—	—	(269,500)
Debt issuance costs	—	(15,613)	—	—	—	(15,613)
Payment of redemption and call premiums on senior notes	—	(17,913)	—	—	—	(17,913)
Proceeds from ATM Program issuances, net of costs	17,259	—	—	—	—	17,259
Contribution from General Partner	465	—	—	—	—	465
Issuance of senior notes	—	500,000	—	—	—	500,000
Tender and redemption of senior notes	—	(300,000)	—	—	—	(300,000)
Other, net	(2,632)	—	372	(8)	—	(2,268)
Advances from affiliates	72,341	—	—	(7,635)	(64,706)	—
Net cash (used in) provided by financing activities	(1,596)	9,474	372	(7,643)	(64,706)	(64,099)
Net change in cash and cash equivalents	(470)	28	(3,704)	(694)	—	(4,840)
Cash and cash equivalents, beginning of period	698	51	5,768	911	—	7,428
Cash and cash equivalents, end of period	$228	$79	$2,064	$217	$—	$2,588

19. SUBSEQUENT EVENTS

We have evaluated subsequent events for recognition or disclosure in the unaudited condensed consolidated financial statements and no events have occurred that require disclosure.

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

•	Niobrara G&P, an associated natural gas gathering and processing system operating in the DJ Basin, which includes the Niobrara and Codell shale formations in northeastern Colorado;
•	DFW Midstream, a natural gas gathering system operating in the Fort Worth Basin, which includes the Barnett Shale formation in north-central Texas;

•	Mountaineer Midstream, a natural gas gathering system operating in the Appalachian Basin, which includes the Marcellus Shale formation in northern West Virginia; and
•	Summit Permian, an associated natural gas gathering and processing system and interstate natural gas transportation service under development in the northern Delaware Basin in southeastern New Mexico.

In July 2018, we executed an agreement with XTO Energy Inc. (“XTO”), a wholly owned subsidiary of Exxon Mobil Corporation (“ExxonMobil”), to become a Foundation Shipper on SMLP’s Double E Pipeline project (“Double E”). XTO has committed to firm transportation capacity on Double E under a 10-year take-or-pay agreement which increases to 500,000 dekatherms per day. We also executed an equity option agreement with ExxonMobil, which provides ExxonMobil or an affiliate the right to become an equity partner in Double E.

For additional information on our organization and systems, see Notes 1 and 4 to the unaudited condensed consolidated financial statements.

Our financial results are driven primarily by volume throughput and expense management. We generate the majority of our revenues from the gathering, treating and processing services that we provide to our customers. A substantial majority of the volumes that we gather, treat and/or process have a fixed-fee rate structure thereby enhancing the stability of our cash flows by providing a revenue stream that is not subject to direct commodity price risk. We also earn revenues from (i) the sale of physical natural gas and/or NGLs purchased under percent-of-proceeds arrangements with certain of our customers on the Bison Midstream and Grand River systems, (ii) natural gas and crude oil marketing services in and around our gathering systems, (iii) the sale of natural gas we retain from certain DFW Midstream customers and (iv) the sale of condensate we retain from our gathering services at Grand River. These additional activities, including marketing transactions comprised of simultaneous buy and sell arrangements, expose us to direct commodity price risk and accounted for approximately 24% of total revenues during the six months ended June 30, 2018. These additional activities, excluding marketing transactions comprised of simultaneous buy and sell arrangements, accounted for approximately 12% of total revenues during the six months ended June 30, 2018. We expect our natural gas and crude oil marketing services to increase in future periods.

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

The following table presents certain consolidated and reportable segment financial data. For additional information on our reportable segments, see the "Segment Overview for the Three and Six Months Ended June 30, 2018 and 2017" section herein.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In thousands)
Net (loss) income	$(49,913)	$11,246	$(53,758)	$10,663
Reportable segment adjusted EBITDA
Utica Shale	$9,223	$9,533	$17,938	$17,445
Ohio Gathering	8,935	9,606	19,412	18,679
Williston Basin	19,030	17,155	35,000	34,964
Piceance/DJ Basins	27,673	27,274	56,908	56,248
Barnett Shale	11,093	12,998	20,952	25,086
Marcellus Shale	6,543	5,446	13,219	11,093

Net cash provided by operating activities	$58,839	$58,892	$110,049	$121,341
Capital expenditures (1)	49,616	31,484	90,394	45,912
Contributions to equity method investees	—	10,713	—	15,649

Distributions to common unitholders	$45,216	$44,577	$90,269	$89,029
Distributions to Series A Preferred unitholders	14,250	—	14,250	—
Issuance of senior notes	—	—	—	500,000
Tender and redemption of senior notes	—	—	—	(300,000)
Net borrowings (repayments) under Revolving Credit Facility	55,000	16,000	95,000	(157,000)
Proceeds from ATM Program common unit issuances, net of costs	—	16,892	—	17,259

(1) See "Liquidity and Capital Resources" herein and Note 4 to the unaudited condensed consolidated financial statements for additional information on capital expenditures.

Three and six months ended June 30, 2018.  The following items are reflected in our financial results:

•

During the three and six months ended June 30, 2018, we recognized $6.0 million and $8.4 million in gathering services and related fees from MVC shortfall adjustments. Under Topic 606, we recognize customer obligations under their MVCs as revenue and contract assets when (i) we consider it remote that the customer will utilize shortfall payments to offset gathering or processing fees in excess of its MVCs in subsequent periods; (ii) the customer incurs a shortfall in a contract with no banking mechanism or claw back provision; (iii) the customer’s banking mechanism has expired; or (iv) it is remote that the customer will use its unexercised right.

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

We review these metrics on a regular basis for consistency and trend analysis. There have been no changes in the composition or characteristics of these metrics during the three and six months ended June 30, 2018.

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

Results of Operations

Consolidated Overview for the Three and Six Months Ended June 30, 2018 and 2017

The following table presents certain consolidated and operating data.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In thousands)
Revenues:
Gathering services and related fees	$89,585	$84,801	$173,946	$202,814
Natural gas, NGLs and condensate sales	31,891	10,595	58,008	21,715
Other revenues	6,707	6,396	13,549	13,068
Total revenues	128,183	101,792	245,503	237,597
Costs and expenses:
Cost of natural gas and NGLs	24,384	9,099	44,670	18,151
Operation and maintenance	24,466	24,016	49,070	47,708
General and administrative	13,484	12,949	27,926	27,081
Depreciation and amortization	26,784	28,688	53,461	57,257
Transaction costs	—	119	—	119
Loss (gain) on asset sales, net	62	67	(12)	70
Long-lived asset impairment	587	3	587	287
Total costs and expenses	89,767	74,941	175,702	150,673
Other income	27	64	20	135
Interest expense	(14,837)	(17,553)	(29,959)	(34,269)
Early extinguishment of debt	—	—	—	(22,020)
Deferred Purchase Price Obligation	(69,305)	5,058	(90,963)	(15,825)
(Loss) income before income taxes and loss from equity method investees	(45,699)	14,420	(51,101)	14,945
Income tax (expense) benefit	(294)	211	(123)	(241)
Loss from equity method investees	(3,920)	(3,385)	(2,534)	(4,041)
Net (loss) income	$(49,913)	$11,246	$(53,758)	$10,663

Volume throughput (1):
Aggregate average daily throughput - natural gas (MMcf/d)	1,797	1,780	1,767	1,704
Aggregate average daily throughput - liquids (Mbbl/d)	88.9	68.9	86.9	72.6

_______

(1) Exclusive of volume throughput for Ohio Gathering. For additional information, see the "Ohio Gathering" section herein.

Volumes – Gas.  Natural gas throughput volumes increased 17 MMcf/d compared to the three months ended June 30, 2017, primarily reflecting:

•	a volume throughput increase of 44 MMcf/d for the Marcellus Shale segment.
•	a volume throughput decrease of 20 MMcf/d for the Piceance/DJ Basins segment.
•	a volume throughput decrease of 7 MMcf/d for the Barnett Shale segment.

Natural gas throughput volumes increased 63 MMcf/d compared to the six months ended June 30, 2017, primarily reflecting:

•	a volume throughput increase of 66 MMcf/d for the Marcellus Shale segment.
•	a volume throughput increase of 42 MMcf/d for the Utica Shale segment.
•	a volume throughput decrease of 28 MMcf/d for the Piceance/DJ Basins segment.
•	a volume throughput decrease of 16 MMcf/d for the Barnett Shale segment.

Volumes – Liquids. Crude oil and produced water throughput volumes in the Williston Basin segment increased 20.0 Mbbl/d and 14.3 Mbbl/d compared to the three months and six months ended June 30, 2017, primarily reflecting well completion activity behind our Polar and Divide system beginning in the second half of 2017 and first half of 2018 as well as the addition of new customers.

For additional information on volumes, see the "Segment Overview for the Three and Six Months Ended June 30, 2018 and 2017" section herein.

Revenues.  Total revenues increased $26.4 million compared to the three months ended June 30, 2017 primarily reflecting:

•	a $19.2 million increase in natural gas, NGLs and condensate sales primarily attributable to increased natural gas and/or crude oil marketing activity surrounding our operations.
•	a $6.0 million increase in gathering services and related fees in the Piceance/DJ Basins as a result of the July 2017 MVC shortfall volume measurement amendment from annual to monthly.
•	a $6.0 million increase from the recognition of MVC shortfall adjustments under Topic 606 (see Note 3 in the unaudited condensed consolidated financial statements).
•

a $3.2 million decrease in gathering services and related fees for the Williston Basin segment due to the reclassification of amounts under certain percent-of-proceeds arrangements currently recognized in cost of natural gas and NGLs under Topic 606 (see Note 3 in the unaudited condensed consolidated financial statements).

Total revenues increased $7.9 million compared to the six months ended June 30, 2017 primarily reflecting:

•	a $31.9 million increase in natural gas, NGLs and condensate sales primarily attributable to increased natural gas and/or crude oil marketing activity surrounding our operations.
•	an $11.7 million increase in gathering services and related fees in the Piceance/DJ Basins as a result of the July 2017 MVC shortfall volume measurement amendment from annual to monthly.
•	an $8.4 million increase from the recognition of MVC shortfall adjustments under Topic 606 (see Note 3 in the unaudited condensed consolidated financial statements).
•

a $6.5 million decrease in gathering services and related fees for the Williston Basin segment due to the reclassification of amounts under certain percent-of-proceeds arrangements currently recognized in cost of natural gas and NGLs under Topic 606 (see Note 3 in the unaudited condensed consolidated financial statements).

•	the 2017 recognition of $37.7 million of previously deferred revenue related to a certain Williston Basin customer.

Gathering Services and Related Fees. Gathering services and related fees increased $4.8 million compared to the three months ended June 30, 2017, primarily reflecting:

•	a $6.0 million increase from the recognition of MVC shortfall adjustments under Topic 606 (see Note 3 in the unaudited condensed consolidated financial statements).
•	a $6.0 million increase in gathering services and related fees in the Piceance/DJ Basins as a result of the July 2017 MVC shortfall volume measurement amendment from annual to monthly.
•	a $3.4 million decrease in gathering services and related fees in the Barnett Shale due to the expiration of an MVC in 2017 in addition to natural production declines.
•

a $3.2 million decrease in gathering services and related fees for the Williston Basin segment due to the reclassification of amounts under certain percent-of-proceeds arrangements currently recognized in cost of natural gas and NGLs under Topic 606 (see Note 3 in the unaudited condensed consolidated financial statements).

Gathering services and related fees decreased $28.9 million compared to the six months ended June 30, 2017, primarily reflecting:

•	the 2017 recognition of $37.7 million of previously deferred revenue related to a certain Williston Basin customer.
•

a $6.5 million decrease in gathering services and related fees for the Williston Basin segment due to the reclassification of amounts under certain percent-of-proceeds arrangements currently recognized in cost of natural gas and NGLs under Topic 606.

•	a $3.6 million decrease in gathering services and related fees in the Barnett Shale due to the expiration of an MVC in 2017 in addition to natural production declines.
•	an $11.7 million increase in gathering services and related fees in the Piceance/DJ Basins as a result of the July 2017 MVC shortfall volume measurement amendment from annual to monthly.
•	an $8.4 million increase from the recognition of MVC shortfall adjustments under Topic 606 (see Note 3 in the unaudited condensed consolidated financial statements).

Natural Gas, NGLs and Condensate Sales. Natural gas, NGLs and condensate sales increased $21.3 million and $36.3 million compared to the three and six months ended June 30, 2017, primarily reflecting the addition of natural gas and/or crude oil marketing services provided for the Piceance/DJ Basins, Barnett Shale and Williston Basin segments.

Costs and Expenses. Total costs and expenses increased $14.8 million, compared to the three months ended June 30, 2017 primarily reflecting:

•	a $16.9 million increase in natural gas, NGLs and condensate purchases driven by increased natural gas and/or crude oil marketing activity surrounding our operations.
•	a $1.5 million increase in operation and maintenance primarily due to compressor overhaul maintenance.
•

a $3.2 million decrease in the cost of natural gas and NGLs for the Williston Basin segment due to the reclassification of amounts under certain percent-of-proceeds arrangements under Topic 606 that were previously recognized in gathering services and related fees.

•

a $1.9 million decrease in depreciation and amortization primarily due to the impairment of certain intangible and long-lived assets relating to the Bison Midstream system in the Williston Basin segment recognized in the fourth quarter of 2017.

Total costs and expenses increased $25.0 million, compared to the six months ended June 30, 2017 primarily reflecting:

•	a $29.5 million increase in natural gas, NGLs and condensate purchases primarily driven by increased natural gas and/or crude oil marketing activity surrounding our operations.
•	a $1.9 million increase in operation and maintenance primarily due to compressor overhaul maintenance.
•

a $6.5 million decrease in the cost of natural gas and NGLs for the Williston Basin segment due to the reclassification of amounts under certain percent-of-proceeds arrangements under Topic 606 that were previously recognized in gathering services and related fees.

•

a $3.8 million decrease in depreciation and amortization primarily due to the impairment of certain intangible and long-lived assets relating to the Bison Midstream system in the Williston Basin segment recognized in the fourth quarter of 2017.

Cost of Natural Gas and NGLs. Cost of natural gas and NGLs increased $15.3 million compared to the three months ended June 30, 2017 primarily reflecting a $16.9 million increase in natural gas, NGLs, crude oil and condensate purchases driven by increased natural gas and/or crude oil marketing activity surrounding our operations. The increase was also impacted by the reclassification of $3.2 million in cost of natural gas and NGLs for the Williston Basin segment under certain percent-of-proceeds arrangements previously recognized in gathering services and related fees, which is presented net in cost of natural gas and NGLs under Topic 606.

Cost of natural gas and NGLs increased $26.5 million compared to the six months ended June 30, 2017 primarily reflecting a $29.5 million increase in natural gas, NGLs, crude oil and condensate purchases driven by increased natural gas and/or crude oil marketing activity surrounding our operations. The increase was also impacted by the reclassification of $6.5 million in cost of natural gas and NGLs for the Williston Basin segment under certain percent-of-proceeds arrangements previously recognized in gathering services and related fees, which is presented net in cost of natural gas and NGLs under Topic 606.

Operation and Maintenance. Operation and maintenance expense increased $0.5 million and $1.4 million compared to the three and six months ended June 30, 2017 primarily due to planned compressor overhaul maintenance in 2018.

General and Administrative. General and administrative expense increased $0.5 million and $0.8 million compared to the three and six months ended June 30, 2017.

Depreciation and Amortization. Depreciation and amortization expense decreased $1.9 million and $3.8 million compared to the three and six months ended June 30, 2017 due to the impairment of certain intangible and long-lived assets on the Bison Midstream system in the Williston Basin segment recognized in the fourth quarter of 2017.

Interest Expense. Interest expense decreased $2.7 million and $4.3 million compared to the three and six months ended June 30, 2017 as a result of (i) the tender and redemption of the $300.0 million principal 7.5% Senior Notes, (ii) a lower outstanding balance on the Revolving Credit Facility and (iii) the issuance of 300,000 Series A Preferred Units in November 2017 whereby the net proceeds were used to repay outstanding borrowings under our Revolving Credit Facility. The decrease was partially offset by the interest associated with issuance of the $500.0 million principal 5.75% Senior Notes and an increase in the interest rate on the Revolving Credit Facility.

Early Extinguishment of Debt. The early extinguishment of debt recognized during the six months ended June 30, 2017 was due to the tender and redemption of the $300.0 million principal 7.5% Senior Notes.

Deferred Purchase Price Obligation. Deferred Purchase Price Obligation expense recognized during the three and six months ended June 30, 2018 represents the change in present value to Remaining Consideration in connection with the 2016 Drop Down (see Notes 17 to the unaudited condensed consolidated financial statements).

For additional information, see the "Segment Overview for the Three and Six Months Ended June 30, 2018 and 2017" and "Corporate and Other Overview for the Three and Six Months Ended June 30, 2018 and 2017" sections herein.

Segment Overview for the Three and Six Months Ended June 30, 2018 and 2017

Utica Shale. The Utica Shale reportable segment includes the Summit Utica system. Volume throughput for our Summit Utica system follows.

	Utica Shale
	Three months ended June 30,			Six months ended June 30,
	2018	2017	Percentage Change	2018	2017	Percentage Change
Average daily throughput (MMcf/d)	415	413	—%	386	344	12%

Volume throughput remained flat compared to the three months ended June 30, 2017 due to temporary production curtailments upstream of our Summit Utica system.

Volume throughput increased compared to the six months ended June 30, 2017 due to the ongoing development of the Summit Utica system and completion of new wells during 2017 and the first half of 2018. In addition, the TPL-7 connector project was commissioned in the second quarter of 2017 which has contributed to increased volumes. The increase was partially offset by temporary production curtailments upstream of our Summit Utica system.

Financial data for our Utica Shale reportable segment follows.

	Utica Shale
	Three months ended June 30,			Six months ended June 30,
	2018	2017	Percentage Change	2018	2017	Percentage Change
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$10,422	$10,456	—%	$20,463	$19,252	6%
Total revenues	10,422	10,456	—%	20,463	19,252	6%
Costs and expenses:
Operation and maintenance	1,090	842	29%	2,309	1,605	44%
General and administrative	105	81	30%	207	202	2%
Depreciation and amortization	2,033	1,748	16%	3,886	3,395	14%
Long-lived asset impairment	—	—	*	—	284	*
Total costs and expenses	3,228	2,671	—%	6,402	5,486	17%
Add:
Depreciation and amortization	2,033	1,748		3,886	3,395
Adjustments related to capital reimbursement activity	(4)	—		(9)	—
Long-lived asset impairment	—	—		—	284
Segment adjusted EBITDA	$9,223	$9,533	(3%)	$17,938	$17,445	3%

* Not considered meaningful

Three months ended June 30, 2018. Segment adjusted EBITDA decreased $0.3 million compared to the three months ended June 30, 2017.

Six months ended June 30, 2018. Segment adjusted EBITDA increased $0.5 million compared to the six months ended June 30, 2017 primarily reflecting:

•

a $1.2 million increase in gathering services and related fees from an increase in volume throughput associated with new wells completed in 2017. The increase was offset by the lower margin rate mix associated with the TPL-7 connector project commissioned in the second quarter of 2017.

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

Gross volume throughput for Ohio Gathering, based on a one-month lag follows.

	Ohio Gathering
	Three months ended June 30,			Six months ended June 30,
	2018	2017	Percentage Change	2018	2017	Percentage Change
Average daily throughput (MMcf/d)	727	706	3%	749	737	2%

Volume throughput for the Ohio Gathering increased compared to the three and six months ended June 30, 2017 primarily as a result of increased drilling activity during the second half of 2017 and first half of 2018 offset by natural production declines on existing wells on the system.

Financial data for our Ohio Gathering reportable segment, based on a one-month lag follows.

	Ohio Gathering
	Three months ended June 30,			Six months ended June 30,
	2018	2017	Percentage Change	2018	2017	Percentage Change
	(Dollars in thousands)
Proportional adjusted EBITDA for equity method investees	$8,935	$9,606	(7%)	$19,412	$18,679	4%
Segment adjusted EBITDA	$8,935	$9,606	(7%)	$19,412	$18,679	4%

Segment adjusted EBITDA for equity method investees decreased $0.7 million compared to the three months ended June 30, 2017 primarily as a result of an increase in repairs and maintenance.

Segment adjusted EBITDA for equity method investees increased $0.7 million compared to the six months ended June 30, 2017 primarily as a result of improved results at OCC and the increased volumes associated with the installation of additional compression in the dry gas window beginning in March 2017.

Williston Basin. The Polar and Divide, Tioga Midstream and Bison Midstream systems provide our midstream services for the Williston Basin reportable segment. Volume throughput for our Williston Basin reportable segment follows.

	Williston Basin
	Three months ended June 30,			Six months ended June 30,
	2018	2017	Percentage Change	2018	2017	Percentage Change
Aggregate average daily throughput - natural gas (MMcf/d)	18	20	(10%)	18	19	(5%)

Aggregate average daily throughput - liquids (Mbbl/d)	88.9	68.9	29%	86.9	72.6	20%

Natural gas. Natural gas volume throughput decreased compared to the three and six months ended June 30, 2017 primarily due to natural production declines.

Liquids. The increase in liquids volume throughput compared to the three and six months ended June 30, 2017 primarily reflected well completion activity on our Polar and Divide system in the second half of 2017 and first half of 2018 as well as the addition of new customers.

Financial data for our Williston Basin reportable segment follows.

	Williston Basin
	Three months ended June 30,			Six months ended June 30,
	2018	2017	Percentage Change	2018	2017	Percentage Change
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$23,106	$19,721	17%	$40,772	$77,706	(48%)
Natural gas, NGLs and condensate sales	7,350	6,648	11%	15,196	12,806	19%
Other revenues	2,960	2,745	8%	5,872	5,487	7%
Total revenues	33,416	29,114	15%	61,840	95,999	(36%)
Costs and expenses:
Cost of natural gas and NGLs	4,200	6,850	(39%)	8,808	13,212	(33%)
Operation and maintenance	5,885	6,339	(7%)	12,710	12,802	(1%)
General and administrative	597	752	(21%)	1,364	1,292	6%
Depreciation and amortization	5,622	8,385	(33%)	11,231	16,766	(33%)
Loss on asset sales, net	62	56	11%	62	59	5%
Long-lived asset impairment	—	3	*	—	3	*
Total costs and expenses	16,366	22,385	(27%)	34,175	44,134	(23%)
Add:
Depreciation and amortization	5,622	8,385		11,231	16,766
Adjustments related to MVC shortfall payments	(3,386)	1,982		(3,386)	(33,729)
Adjustments related to capital reimbursement activity	(318)	—		(572)	—
Loss on asset sales, net	62	56		62	59
Long-lived asset impairment	—	3		—	3
Segment adjusted EBITDA	$19,030	$17,155	11%	$35,000	$34,964	—%

* Not considered meaningful

Three months ended June 30, 2018. Segment adjusted EBITDA increased $1.9 million compared to the three months ended June 30, 2017 primarily reflecting an increase in volume throughput on our Polar and Divide system.

Other items to note:

•

The decrease in the cost of natural gas and NGLs includes a $3.2 million reduction in expense due to the reclassification of amounts under certain percent-of-proceeds arrangements previously recognized in gathering services and related fees under Topic 606 (see Note 3 in the unaudited condensed consolidated financial statements).

Six months ended June 30, 2018. Segment adjusted EBITDA remained flat compared to the six months ended June 30, 2017 primarily reflecting an increase in volume throughput on our Polar and Divide system. The six months ended June 30, 2017 includes the recognition of $2.6 million of business interruption recoveries in the first quarter of 2017.

Other items to note:

•

The decrease in the cost of natural gas and NGLs includes a $6.5 million reduction in expense due to the reclassification of amounts under certain percent-of-proceeds arrangements previously recognized in gathering services and related fees under Topic 606 (see Note 3 in the unaudited condensed consolidated financial statements).

Piceance/DJ Basins.  The Grand River and Niobrara G&P systems provide midstream services for the Piceance/DJ Basins reportable segment. Volume throughput for our Piceance/DJ Basins reportable segment follows.

	Piceance/DJ Basins
	Three months ended June 30,			Six months ended June 30,
	2018	2017	Percentage Change	2018	2017	Percentage Change
Aggregate average daily throughput (MMcf/d)	576	596	(3%)	577	605	(5%)

Volume throughput decreased compared to the three and six months ended June 30, 2017 as a result of the continued suspended drilling activities by one of Grand River’s key customers partially offset by the ongoing drilling and completion activity across our gathering footprint during the second half of 2017 and first half of 2018.

Financial data for our Piceance/DJ Basins reportable segment follows.

	Piceance/DJ Basins
	Three months ended June 30,			Six months ended June 30,
	2018	2017	Percentage Change	2018	2017	Percentage Change
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$36,170	$29,367	23%	$71,464	$58,641	22%
Natural gas, NGLs and condensate sales	4,675	2,814	66%	9,000	6,571	37%
Other revenues	2,147	1,582	36%	4,115	3,359	23%
Total revenues	42,992	33,763	27%	84,579	68,571	23%
Costs and expenses:
Cost of natural gas and NGLs	2,959	1,927	54%	5,528	4,110	35%
Operation and maintenance	11,168	9,299	20%	20,488	18,078	13%
General and administrative	1,217	599	103%	1,665	1,224	36%
Depreciation and amortization	12,450	12,225	2%	25,005	24,436	2%
Loss on asset sales, net	—	3	*	—	3	*
Total costs and expenses	27,794	24,053	16%	52,686	47,851	10%
Add:
Depreciation and amortization	12,450	12,225		25,005	24,436
Adjustments related to MVC shortfall payments	(93)	5,336		(93)	11,089
Adjustments related to capital reimbursement activity	118	—		103	—
Loss on asset sales, net	—	3		—	3
Segment adjusted EBITDA	$27,673	$27,274	1%	$56,908	$56,248	1%

* Not considered meaningful

Three months ended June 30, 2018. Segment adjusted EBITDA increased $0.4 million compared to the three months ended June 30, 2017.

Six months ended June 30, 2018. Segment adjusted EBITDA increased $0.7 million compared to the six months ended June 30, 2017, primarily reflecting:

•	a $2.4 million increase in Natural gas, NGLs and condensate sales primarily reflecting the addition of natural gas and crude oil marketing services and higher volume throughput.

•

a $1.6 million increase, after taking into account the adjustments related to MVC shortfall payments, in gathering services and related fees primarily as a result of volume growth from ongoing drilling and completion activity in addition to a favorable rate mix with certain customers.

•	a $2.4 million increase in operation and maintenance expense primarily due to compressor overhaul costs during the period.

Barnett Shale. The DFW Midstream system provides our midstream services for the Barnett Shale reportable segment. Volume throughput for our Barnett Shale reportable segment follows.

	Barnett Shale
	Three months ended June 30,			Six months ended June 30,
	2018	2017	Percentage Change	2018	2017	Percentage Change
Average daily throughput (MMcf/d)	264	271	(3%)	263	279	(6%)

Volume throughput declined compared to the three and six months ended June 30, 2017 reflecting natural production declines partially offset by new volumes from completion activity during the fourth quarter of 2017 and first quarter of 2018.

Financial data for our Barnett Shale reportable segment follows.

	Barnett Shale
	Three months ended June 30,			Six months ended June 30,
	2018	2017	Percentage Change	2018	2017	Percentage Change
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$14,080	$17,957	(22%)	$27,717	$33,081	(16%)
Natural gas, NGLs and condensate sales	381	872	(56%)	926	1,331	(30%)
Other revenues (1)	1,694	2,075	(18%)	3,682	4,234	(13%)
Total revenues	16,155	20,904	(23%)	32,325	38,646	(16%)
Costs and expenses:
Operation and maintenance	4,942	5,719	(14%)	11,115	12,251	(9%)
General and administrative	235	296	(21%)	546	585	(7%)
Depreciation and amortization	3,909	3,913	—%	7,817	7,826	—%
Loss (gain) on asset sales, net	—	8	*	(74)	8	*
Total costs and expenses	9,086	9,936	(9%)	19,404	20,670	(6%)
Add:
Depreciation and amortization	3,759	3,762		7,516	7,524
Adjustments related to MVC shortfall payments	(63)	(1,740)		(63)	(422)
Adjustments related to capital reimbursement activity	328	—		652	—
Loss (gain) on asset sales, net	-	8		(74)	8
Segment adjusted EBITDA	$11,093	$12,998	(15%)	$20,952	$25,086	(16%)

*Not considered meaningful

(1) Includes the amortization expense associated with our favorable and unfavorable gas gathering contracts as reported in other revenues.

Three months ended June 30, 2018. Segment adjusted EBITDA decreased $1.9 million compared to the three months ended June 30, 2017, primarily reflecting a $2.2 million decrease in gathering services and related fees associated with the expiration of an MVC during 2017 in addition to lower volume throughput.

Six months ended June 30, 2018. Segment adjusted EBITDA decreased $4.1 million compared to the six months ended June 30, 2017, primarily reflecting a $5.0 million decrease in gathering services and related fees associated with the expiration of an MVC during 2017 in addition to lower volume throughput.

Marcellus Shale. The Mountaineer Midstream system provides our midstream services for the Marcellus Shale reportable segment. Volume throughput for the Marcellus Shale reportable segment follows.

	Marcellus Shale
	Three months ended June 30,			Six months ended June 30,
	2018	2017	Percentage Change	2018	2017	Percentage Change
Average daily throughput (MMcf/d)	524	480	9%	523	457	14%

Volume throughput increased compared to the three and six months ended June 30, 2017 primarily due to the completion, in the second half of 2017 and first quarter of 2018, of drilled but uncompleted (“DUC”) wells behind the Mountaineer Midstream system that had been deferred since the third quarter of 2015.

Financial data for our Marcellus Shale reportable segment follows.

	Marcellus Shale
	Three months ended June 30,			Six months ended June 30,
	2018	2017	Percentage Change	2018	2017	Percentage Change
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$8,050	$7,365	9%	$15,875	$14,269	11%
Total revenues	8,050	7,365	9%	15,875	14,269	11%
Costs and expenses:
Operation and maintenance	1,400	1,818	(23%)	2,426	2,976	(18%)
General and administrative	97	101	(4%)	211	200	6%
Depreciation and amortization	2,274	2,263	—%	4,546	4,526	—%
Total costs and expenses	3,771	4,182	(10%)	7,183	7,702	(7%)
Add:
Depreciation and amortization	2,274	2,263		4,546	4,526
Adjustments related to capital reimbursement activity	(10)	—		(19)	—
Segment adjusted EBITDA	$6,543	$5,446	20%	$13,219	$11,093	19%

Three months ended June 30, 2018. Segment adjusted EBITDA increased $1.1 million compared to the three months ended June 30, 2017 primarily reflecting a $0.7 million increase in gathering services and related fees as a result of higher volumes generated by increased drilling and completion activity.

Six months ended June 30, 2018. Segment adjusted EBITDA increased $2.1 million compared to the six months ended June 30, 2017 primarily reflecting a $1.6 million increase in gathering services and related fees as a result of higher volumes generated by increased drilling and completion activity.

Corporate and Other Overview for the Three and Six Months Ended June 30, 2018 and 2017

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

	Corporate and Other
	Three months ended June 30,			Six months ended June 30,
	2018	2017	Percentage Change	2018	2017	Percentage Change
	(Dollars in thousands)
Revenues:
Total revenues	17,148	190	*	30,421	860	*
Costs and expenses:
Cost of natural gas and NGLs	17,225	322	*	30,334	829	*
General and administrative	11,233	11,117	1%	23,933	23,571	2%
Interest expense	14,837	17,553	(15%)	29,959	34,269	(13%)
Early extinguishment of debt (1)	—	—	*	—	22,020	*
Deferred Purchase Price Obligation	69,305	(5,058)	*	90,963	15,825	*

_______

* Not considered meaningful

(1) Early extinguishment of debt includes $17.9 million paid for redemption and call premiums, as well as $4.1 million of unamortized debt issuance costs which were written off in connection with the repurchase of the outstanding $300.0 million 7.5% Senior Notes in the first quarter of 2017.

Total Revenues. Total revenues attributable to Corporate and Other was due to the growth of natural gas and crude oil marketing services activity surrounding our operations.

General and Administrative. General and administrative expense increased $0.1 million and $0.4 million compared to the three and six months ended June 30, 2017.

Interest Expense. Interest expense decreased $2.7 million and $4.3 million compared to the three and six months ended June 30, 2017 as a result of (i) the tender and redemption of the $300.0 million principal 7.5% Senior Notes, (ii) a lower outstanding balance on the Revolving Credit Facility and (iii) the issuance of 300,000 Series A Preferred Units in November 2017 whereby the net proceeds were used to repay outstanding borrowings under our Revolving Credit Facility. The decrease was partially offset by the interest associated with issuance of the $500.0 million principal 5.75% Senior Notes and an increase in the interest rate on the Revolving Credit Facility.

Early Extinguishment of Debt. The early extinguishment of debt recognized during the six months ended June 30, 2017 was due to the tender and redemption of the $300.0 million principal 7.5% Senior Notes.

Deferred Purchase Price Obligation. Deferred Purchase Price Obligation expense recognized during the three and six months ended June 30, 2018 represents the change in present value to Remaining Consideration in connection with the 2016 Drop Down (see Note 17 to the unaudited condensed consolidated financial statements).

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

Capital Markets Activity

We had no capital markets activity during the six months ended June 30, 2018. For additional information, see the "Liquidity and Capital Resources—Capital Markets Activity" section of MD&A included in the 2017 Annual Report.

Debt

Revolving Credit Facility. We have a $1.25 billion senior secured Revolving Credit Facility. As of June 30, 2018, the outstanding balance of the Revolving Credit Facility was $356.0 million and the unused portion totaled $894.0 million. There were no defaults or events of default during the first half of 2018 and, as of June 30, 2018, we were in compliance with the covenants in the Revolving Credit Facility.

Senior Notes. In February 2017, the Co-Issuers co-issued $500.0 million 5.75% Senior Notes. In July 2014, the Co-Issuers co-issued $300.0 million of 5.50% Senior Notes. There were no defaults or events of default as of and during the first half of 2018 on either series of senior notes.

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

Cash Flows

The components of the net change in cash and cash equivalents were as follows:

	Six months ended June 30,
	2018	2017
	(In thousands)
Net cash provided by operating activities	$110,049	$121,341
Net cash used in investing activities	(90,204)	(62,082)
Net cash used in financing activities	(13,063)	(64,099)
Net change in cash and cash equivalents	$6,782	$(4,840)

Operating activities. Cash flows from operating activities for the six months ended June 30, 2018 primarily reflected (i) a $24.8 million decrease in customer payments from minimum volume commitments; (ii) a $2.4 million decrease in cash interest payments due to the extinguishment of the 7.5% Senior Notes in the first quarter of 2017; and (iii) other changes in working capital.

Investing activities. Cash flows used in investing activities during the six months ended June 30, 2018 primarily reflected:

•	$90.4 million of capital expenditures attributable to the ongoing development of the Summit Permian system as well as the continued development in the Piceance/DJ Basins and Williston Basin segments.

Cash flows used in investing activities during the six months ended June 30, 2017 primarily reflected:

•

$45.9 million of capital expenditures primarily attributable to the ongoing development of the Summit Utica system as well as the continued development in the Williston Basin and Piceance/DJ Basins segments; and

•	$15.6 million of capital contributions to Ohio Gathering.

Financing activities. Cash flows used in financing activities during the six months ended June 30, 2018 primarily reflected:

•	$95.0 million of net borrowings under our Revolving Credit Facility; and
•	$104.5 million of distributions.

Cash flows used in financing activities during the six months ended June 30, 2017 primarily reflected:

•	$300.0 million paid for the repurchase of the outstanding 7.5% Senior Notes;
•	$17.9 million paid for the redemption and call premiums on the 7.5% Senior Notes;
•	$157.0 million of net repayments under our Revolving Credit Facility;
•	$89.0 million of distributions; and
•	$500.0 million of borrowings from the issuance of 5.75% Senior Notes.

Contractual Obligations Update

In March 2016, we recognized a liability of $507.4 million for the Deferred Purchase Price Obligation in connection with the 2016 Drop Down. The Deferred Purchase Price Obligation is due no later than December 31, 2020 and is currently expected to be $538.4 million based on information available as of June 30, 2018. There are no cash interest payments associated with the Deferred Purchase Price Obligation. For additional information, see Note 17 to the unaudited condensed consolidated financial statements.

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

For the six months ended June 30, 2018, cash paid for capital expenditures totaled $90.4 million (see Note 4 to the unaudited condensed consolidated financial statements) which included $7.1 million of maintenance capital expenditures. For the six months ended June 30, 2018, there were no contributions to equity method investees (see Note 8 to the unaudited condensed consolidated financial statements).

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of or during the six months ended June 30, 2018.

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

The estimates that we deem to be most critical to an understanding of our financial position and results of operations are those related to determination of fair value and recognition of deferred revenue. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management's analyses and judgments. Subsequent experience or use of other methods, estimates or assumptions could produce significantly different results. There have been no changes in the accounting methodology for items that we have identified as critical accounting estimates during the six months ended June 30, 2018.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our current interest rate risk exposure is largely related to our debt portfolio. As of June 30, 2018, we had $800.0 million principal of fixed-rate Senior Notes and $356.0 million outstanding under our variable rate Revolving Credit Facility (see Note 10 to the unaudited condensed consolidated financial statements). While existing fixed-rate debt mitigates the downside impact of fluctuations in interest rates, future issuances of long-term debt could be impacted by increases in interest rates, which could result in higher overall interest costs. In addition, the borrowings under our Revolving Credit Facility, which have a variable interest rate, also expose us to the risk of increasing interest rates. Our current interest rate risk exposure has not changed materially since December 31, 2017. For additional information, see the "Interest Rate Risk" section included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the 2017 Annual Report.

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

Item 4. Controls and Procedures.

Under the direction of our General Partner's Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of June 30, 2018 and (ii) no change in internal control over financial reporting occurred during the quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any significant legal or governmental proceedings. In addition, we are not aware of any significant legal or governmental proceedings contemplated to be brought against us, under the various environmental protection statutes to which we are subject, except as noted in Note 16 to our unaudited condensed consolidated financial statements “Commitments and Contingencies” and in the 2017 Annual Report, which is incorporated herein by reference.

Item 1A. Risk Factors.

The risk factors contained in the Item 1A. Risk Factors of (i) the 2017 Annual Report and (ii) the quarterly report on Form 10-Q for the quarterly period ended March 31, 2018 as filed with the SEC on May 4, 2018 are incorporated herein by reference except to the extent they address risks arising from or relating to the failure of events described therein to occur, which events have since occurred.

Item 6. Exhibits.

Exhibit number		Description
3.1

Second Amended and Restated Agreement of Limited Partnership of Summit Midstream Partners, LP, dated as of November 14, 2017 (Incorporated herein by reference to Exhibit 3.1 to SMLP's Current Report on Form 8-K dated November 14, 2017 (Commission File No. 001-35666))

3.2

Amended and Restated Limited Liability Company Agreement of Summit Midstream GP, LLC, dated as of October 3, 2012 (Incorporated herein by reference to Exhibit 3.2 to SMLP's Current Report on Form 8-K filed October 4, 2012 (Commission File No. 001-35666))

3.3

Certificate of Limited Partnership of Summit Midstream Partners, LP (Incorporated herein by reference to Exhibit 3.1 to SMLP's Form S-1 Registration Statement dated August 21, 2012 (Commission File No. 333-183466))

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

Summit Midstream Partners, LP

(Registrant)

By: Summit Midstream GP, LLC (its General Partner)

August 3, 2018	/s/ Matthew S. Harrison

Matthew S. Harrison, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)