Form 10-Q
period 2018-09-30
Summit Midstream Partners, LP
filed 2018-11-09
CIK 1549922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Not applicable

(Former name, former address and formal fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐    Yes ☒    No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	As of October 31, 2018

Common Units	73,356,950 units

General Partner Units	1,490,999 units

COMMONLY USED OR DEFINED TERMS

2016 Drop Down

the Partnership's March 3, 2016 acquisition of substantially all of (i) the issued and outstanding membership interests in Summit Utica, Meadowlark Midstream and

    Tioga Midstream and (ii) SMP Holdings’ 40% ownership interest in Ohio

    Gathering from SMP Holdings

5.5% Senior Notes	Summit Holdings' and Finance Corp.’s 5.5% senior unsecured notes due August 2022
7.5% Senior Notes	Summit Holdings' and Finance Corp.’s 7.5% senior unsecured notes due July 2021 and redeemed in March 2017
5.75% Senior Notes	Summit Holdings' and Finance Corp.’s 5.75% senior unsecured notes due April 2025
associated natural gas	a form of natural gas which is found with deposits of petroleum, either dissolved in the oil or as a free gas cap above the oil in the reservoir
ASU	Accounting Standards Update
Bbl	one barrel; used for crude oil and produced water and equivalent to 42 U.S. gallons
Bcf	one billion cubic feet
Bison Midstream	Bison Midstream, LLC
Board of Directors	the board of directors of our General Partner
condensate	a natural gas liquid with a low vapor pressure, mainly composed of propane, butane, pentane and heavier hydrocarbon fractions
Deferred Purchase Price Obligation	the deferred payment liability recognized in connection with the 2016 Drop Down
DFW Midstream	DFW Midstream Services LLC
DJ Basin	Denver-Julesburg Basin
dry gas	natural gas primarily composed of methane where heavy hydrocarbons and water either do not exist or have been removed through processing or treating
Energy Capital Partners	Energy Capital Partners II, LLC and its parallel and co-investment funds; also known as the Sponsor
Epping	Epping Transmission Company, LLC
EPU	earnings or loss per unit
FASB	Financial Accounting Standards Board
Finance Corp.	Summit Midstream Finance Corp.
GAAP	accounting principles generally accepted in the United States of America
General Partner	Summit Midstream GP, LLC
Grand River	Grand River Gathering, LLC
IDR	incentive distribution rights
IPO	initial public offering
LIBOR	London Interbank Offered Rate
Mbbl	one thousand barrels
Mbbl/d	one thousand barrels per day
Mcf	one thousand cubic feet
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
Meadowlark Midstream	Meadowlark Midstream Company, LLC
MMcf	one million cubic feet
MMcf/d	one million cubic feet per day
Mountaineer Midstream	Mountaineer Midstream gathering system
MVC	minimum volume commitment
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(In thousands, except unit amounts)
Assets
Current assets:
Cash and cash equivalents	$370	$1,430
Accounts receivable	85,458	72,301
Other current assets	4,360	4,327
Total current assets	90,188	78,058
Property, plant and equipment, net	1,911,630	1,795,129
Intangible assets, net	281,207	301,345
Goodwill	16,211	16,211
Investment in equity method investees	660,254	690,485
Other noncurrent assets	18,566	13,565
Total assets	$2,978,056	$2,894,793

Liabilities and Partners' Capital
Current liabilities:
Trade accounts payable	$22,569	$16,375
Accrued expenses	18,347	12,499
Due to affiliate	13	1,088
Deferred revenue	11,152	4,000
Ad valorem taxes payable	8,223	8,329
Accrued interest	15,285	12,310
Accrued environmental remediation	2,702	3,130
Other current liabilities	10,388	11,258
Total current liabilities	88,679	68,989
Long-term debt	1,175,313	1,051,192
Deferred Purchase Price Obligation	416,718	362,959
Noncurrent deferred revenue	39,624	12,707
Noncurrent accrued environmental remediation	1,182	2,214
Other noncurrent liabilities	5,525	7,063
Total liabilities	1,727,041	1,505,124
Commitments and contingencies (Note 16)

Series A Preferred Units (300,000 units issued and outstanding at September 30, 2018 and December 31, 2017)	300,741	294,426
Common limited partner capital (73,355,775 units issued and outstanding at September 30, 2018 and 73,085,996 units issued and outstanding at December 31, 2017)	913,913	1,056,510
General Partner interests (1,490,999 units issued and outstanding at September 30, 2018 and December 31, 2017)	25,380	27,920
Noncontrolling interest	10,981	10,813
Total partners' capital	1,251,015	1,389,669
Total liabilities and partners' capital	$2,978,056	$2,894,793

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In thousands, except per-unit amounts)
Revenues:
Gathering services and related fees	$86,427	$96,070	$260,373	$298,884
Natural gas, NGLs and condensate sales	34,017	22,940	92,025	44,655
Other revenues	7,035	5,935	20,584	19,003
Total revenues	127,479	124,945	372,982	362,542
Costs and expenses:
Cost of natural gas and NGLs	26,879	18,177	71,549	36,328
Operation and maintenance	24,382	22,303	73,452	70,011
General and administrative	11,740	13,289	39,666	40,370
Depreciation and amortization	26,743	28,927	80,204	86,184
Transaction costs	—	—	—	119
Loss (gain) on asset sales, net	6	460	(6)	530
Long-lived asset impairment	1,540	1,290	2,127	1,577
Total costs and expenses	91,290	84,446	266,992	235,119
Other income	58	79	78	214
Interest expense	(14,862)	(17,614)	(44,821)	(51,883)
Early extinguishment of debt	—	—	—	(22,020)
Deferred Purchase Price Obligation	37,204	70,499	(53,759)	54,674
Income before income taxes and (loss) income from equity method investees	58,589	93,463	7,488	108,408
Income tax benefit (expense)	35	(176)	(88)	(417)
(Loss) income from equity method investees	(1,169)	350	(3,703)	(3,691)
Net income	$57,455	$93,637	$3,697	$104,300
Less:
Net income attributable to noncontrolling interest	25	91	168	282
Net income attributable to SMLP	57,430	93,546	3,529	104,018
Less net income attributable to General Partner, including IDRs	3,279	3,999	6,477	8,442
Net income (loss) attributable to limited partners	54,151	89,547	(2,948)	95,576
Less net income attributable to Series A Preferred Units	7,125	—	21,375	—
Net income (loss) attributable to common limited partners	$47,026	$89,547	$(24,323)	$95,576

Earnings (loss) per limited partner unit:
Common unit – basic	$0.64	$1.23	$(0.33)	$1.32
Common unit – diluted	$0.64	$1.22	$(0.33)	$1.31

Weighted-average limited partner units outstanding:
Common units – basic	73,356	73,059	73,283	72,583
Common units – diluted	73,756	73,433	73,283	72,901

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

	Partners' capital
	Limited partners
	Common	General Partner	Noncontrolling interest	Total
	(In thousands)
Partners' capital, January 1, 2017	$1,129,132	$29,294	$11,247	$1,169,673
Net income	95,576	8,442	282	104,300
Distributions to unitholders	(125,052)	(9,014)	—	(134,066)
Unit-based compensation	5,902	—	—	5,902
Tax withholdings on vested SMLP LTIP awards	(2,051)	—	—	(2,051)
ATM Program issuances, net of costs	17,251	—	—	17,251
Contribution from General Partner	—	465	—	465
Other	(166)	—	—	(166)
Partners' capital, September 30, 2017	$1,120,592	$29,187	$11,529	$1,161,308

	Partners' capital
	Limited partners
	Series A Preferred Units	Common	General Partner	Noncontrolling interest	Total
	(In thousands)
Partners' capital, December 31, 2017, as reported	$294,426	$1,056,510	$27,920	$10,813	$1,389,669
January 1, 2018 impact of Topic 606 day 1 adoption	—	4,130	84	—	4,214
Partners' capital, January 1, 2018	294,426	1,060,640	28,004	10,813	1,393,883
Net income (loss)	21,375	(24,323)	6,477	168	3,697
Distributions to unitholders	(14,250)	(126,383)	(9,101)	—	(149,734)
Unit-based compensation	—	5,948	—	—	5,948
Tax withholdings on vested SMLP LTIP awards	—	(1,840)	—	—	(1,840)
Other	(810)	(129)	—	—	(939)
Partners' capital, September 30, 2018	$300,741	$913,913	$25,380	$10,981	$1,251,015

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income	$3,697	$104,300
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79,752	85,732
Amortization of debt issuance costs	3,184	3,117
Deferred Purchase Price Obligation	53,759	(54,674)
Unit-based and noncash compensation	6,188	5,973
Loss from equity method investees	3,703	3,691
Distributions from equity method investees	26,528	28,715
(Gain) loss on asset sales, net	(6)	530
Long-lived asset impairment	2,127	1,577
Early extinguishment of debt	—	22,020
Write-off of debt issuance costs	—	302
Changes in operating assets and liabilities:
Accounts receivable	(11,557)	36,097
Trade accounts payable	(2,991)	1,200
Accrued expenses	5,848	2,726
Due (to) from affiliate	(1,075)	256
Deferred revenue, net	5,160	(39,671)
Ad valorem taxes payable	(106)	(2,470)
Accrued interest	2,975	2,700
Accrued environmental remediation, net	(3,060)	(2,935)
Other, net	(7,634)	(2,689)
Net cash provided by operating activities	166,492	196,497
Cash flows from investing activities:
Capital expenditures	(137,033)	(86,206)
Proceeds from asset sale	496	2,300
Contributions to equity method investees	—	(21,581)
Other, net	(209)	(579)
Net cash used in investing activities	(136,746)	(106,066)

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued)

	Nine months ended September 30,
	2018	2017
	(In thousands)
Cash flows from financing activities:
Distributions to common unitholders	(135,484)	(134,066)
Distributions to Series A Preferred unitholders	(14,250)	—
Borrowings under Revolving Credit Facility	202,000	177,500
Repayments under Revolving Credit Facility	(79,000)	(319,500)
Debt issuance costs	(334)	(15,891)
Payment of redemption and call premiums on senior notes	—	(17,913)
Proceeds from ATM Program common unit issuances, net of costs	—	17,251
Contribution from General Partner	—	465
Issuance of senior notes	—	500,000
Tender and redemption of senior notes	—	(300,000)
Other, net	(3,738)	(2,794)
Net cash used in financing activities	(30,806)	(94,948)
Net change in cash and cash equivalents	(1,060)	(4,517)
Cash and cash equivalents, beginning of period	1,430	7,428
Cash and cash equivalents, end of period	$370	$2,911

Supplemental cash flow disclosures:
Cash interest paid	$44,126	$47,410
Less capitalized interest	5,536	1,562
Interest paid (net of capitalized interest)	$38,590	$45,848

Cash paid for taxes	$175	$—

Noncash investing and financing activities
Capital expenditures in trade accounts payable (period-end accruals)	$20,977	$13,647
Capital expenditures relating to contributions in aid of construction for Topic 606 day 1 adoption	33,123	—

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

In addition to its approximate 2% general partner interest in SMLP (including the IDRs), Summit Investments has indirect ownership interests in our common units. As of September 30, 2018, Summit Investments beneficially owned 25,854,581 SMLP common units and a subsidiary of Energy Capital Partners directly owned 5,915,827 SMLP common units.

Neither SMLP nor its subsidiaries have any employees. All of the personnel that conduct our business are employed by Summit Investments, but these individuals are sometimes referred to as our employees.

Business Operations.  We provide natural gas gathering, treating and processing services as well as crude oil and produced water gathering services pursuant to primarily long-term, fee-based agreements with our customers. Our results are driven primarily by the volumes of natural gas that we gather, treat, compress and process as well as by the volumes of crude oil and produced water that we gather. We are the owner-operator of or have significant ownership interests in the following gathering systems:

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
•

Summit Permian, an associated natural gas gathering and processing system and interstate natural gas transportation pipeline under development in the northern Delaware Basin, which includes the Wolfcamp and Bone Spring formations, in southeastern New Mexico.

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

In December 2017, Niobrara G&P, the associated natural gas gathering and processing assets held by Meadowlark Midstream, were contributed to Summit Niobrara, a newly formed entity. Concurrent with this contribution (i) a subsidiary of SMLP purchased the remaining 1% ownership interest in Summit Niobrara held by Summit Epping, LLC; and (ii) 100% of the ownership interests in Summit Niobrara were contributed to Grand River Gathering, LLC (“Grand River”), after which Summit Niobrara became a wholly owned subsidiary of Grand River.

Summit Marketing provides natural gas and crude oil marketing services in and around our gathering systems.

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

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and the regulations of the SEC. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. We believe that the disclosures made are adequate to make the information not misleading. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, including normal recurring adjustments, which are necessary to fairly present the unaudited condensed consolidated balance sheet as of September 30, 2018, the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017 and the unaudited condensed consolidated statements of partners’ capital and cash flows for the nine months ended September 30, 2018 and 2017. The balance sheet at December 31, 2017 included herein was derived from our audited financial statements, but does not include all disclosures required by GAAP. See Notes 2 and 3 for the impact relating to the adoption of the new revenue standard. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto that are included in our annual report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on February 26, 2018 (the "2017 Annual Report"). The results of operations for an interim period are not necessarily indicative of results expected for a full year.

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

Impact on financial statements

The following tables summarize the impact of Topic 606 adoption on our unaudited condensed consolidated financial statements.

Unaudited condensed consolidated balance sheet

	September 30, 2018
	As Reported	Balances Without Adoption of Topic 606	Effect of Change Increase / (Decrease)
	(In thousands)
Assets
Accounts receivable	$85,458	$76,656	$8,802
Other noncurrent assets	18,566	12,566	6,000
Property, plant and equipment, net	1,911,630	1,874,388	37,242

Liabilities
Deferred revenue, current	11,152	4,071	7,081
Deferred revenue, noncurrent	39,624	10,065	29,559

Partners' Capital (1)	939,293	923,889	15,404

________

(1) Includes common limited partner capital and general partner interests.

Unaudited condensed consolidated statement of operations

	Three months ended September 30, 2018
	As Reported	Balances Without Adoption of Topic 606	Effect of Change Increase / (Decrease)
	(In thousands)
Revenues
Gathering services and related fees	$86,427	$83,351	$3,076
Costs and expenses
Cost of natural gas and NGLs	26,879	30,307	(3,428)
Depreciation and amortization	26,743	26,373	370

	Nine months ended September 30, 2018
	As Reported	Balances Without Adoption of Topic 606	Effect of Change Increase / (Decrease)
	(In thousands)
Revenues
Gathering services and related fees	$260,373	$255,546	$4,827
Costs and expenses
Cost of natural gas and NGLs	71,549	81,468	(9,919)
Depreciation and amortization	80,204	79,219	985

Unaudited condensed consolidated statement of cash flows

	Nine months ended September 30, 2018
	As Reported	Balances Without Adoption of Topic 606	Effect of Change Increase / (Decrease)
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$3,697	$(10,064)	$13,761
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	79,752	78,767	985
Changes in operating assets and liabilities:
Accounts receivable	(11,557)	(2,755)	(8,802)
Other, net	(7,634)	(1,634)	(6,000)
Deferred revenue, net	5,160	5,104	56

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

Accounting Pronouncements Pending Adoption. We have not yet adopted the following accounting pronouncements as of September 30, 2018:

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

•

ASU No. 2018-13 Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 updates the disclosure requirements on fair value measurements including new disclosures for the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 modifies existing disclosures including clarifying the measurement uncertainty disclosure. ASU 2018-13 removes certain existing disclosure requirements including the amount and reasons for transfers between Level 1 and Level 2 fair value measurements and the policy for the timing of transfer between levels. We are currently evaluating the provisions of ASU 2018-13 to determine its impact on our financial statements and related disclosures and will adopt its provisions effective January 1, 2020.

3. REVENUE

The majority of our revenue is derived from long-term, fee-based contracts with original terms of up to 25 years. We account for revenue in accordance with Topic 606, which we adopted on January 1, 2018, using the modified retrospective method. See Note 2 for further discussion of the adoption, including the impact on our unaudited condensed consolidated financial statements.

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

The transaction price in our contracts is primarily based on the volume of natural gas, crude oil or produced water transferred by our gathering systems to the customer’s agreed upon delivery point multiplied by the contractual rate. For contracts that include MVCs, variable consideration up to the MVC will be included in the transaction price. For contracts that do not include MVCs, we do not estimate variable consideration because the performance obligations are completed and settled on a daily basis. For contracts containing noncash consideration such as fuel received in-kind, we measure the transaction price at the point of sale when the volume, mix and market price of the commodities are known.

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

	2018	2019	2020	2021	2022	Thereafter
	(In thousands)
Gathering services and related fees	$84,164	$127,743	$122,429	$102,777	$83,648	$174,825

Revenue by Category.  In the following table, revenue is disaggregated by geographic area and major products and services. For more detailed information about reportable segments, see Note 4.

	Reportable Segments
	Three months ended September 30, 2018
	Utica Shale	Williston Basin	Piceance / DJ Basins	Barnett Shale	Marcellus Shale	Total reportable segments	All other segments	Total
	(In thousands)
Major products/services lines
Gathering services and related fees	$7,974	$18,020	$36,743	$18,318	$7,150	$88,205	$(1,778)	$86,427
Natural gas, NGLs and condensate sales	—	7,953	3,650	789	—	12,392	21,625	34,017
Other revenues	—	3,037	2,072	1,913	—	7,022	13	7,035
Total	$7,974	$29,010	$42,465	$21,020	$7,150	$107,619	$19,860	$127,479

	Reportable Segments
	Nine months ended September 30, 2018
	Utica Shale	Williston Basin	Piceance / DJ Basins	Barnett Shale	Marcellus Shale	Total reportable segments	All other segments	Total
	(In thousands)
Major products/services lines
Gathering services and related fees	$28,437	$58,792	$108,207	$46,035	$23,025	$264,496	$(4,123)	$260,373
Natural gas, NGLs and condensate sales	—	23,149	12,650	1,715	—	37,514	54,511	92,025
Other revenues	—	8,909	6,187	5,595	—	20,691	(107)	20,584
Total	$28,437	$90,850	$127,044	$53,345	$23,025	$322,701	$50,281	$372,982

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

September 30, 2018
(In thousands)
Contract assets, December 31, 2017	$—
Net impact of Topic 606 day 1 adoption	3,514
Additions	14,906
Transfers out	(7,169)
Contract assets, September 30, 2018	$11,251

As of September 30, 2018, receivables with customers totaled $70.8 million and contract assets totaled $11.3 million which were included in the accounts receivable caption on the unaudited condensed consolidated balance sheet. In addition, long-term contract assets of $6.0 million, which are excluded from the table above, were included in the other noncurrent assets caption on the unaudited condensed consolidated balance sheet.

Contract liabilities (deferred revenue) relate to the advance consideration received from customers primarily for contributions in aid of construction. We recognize contract liabilities under these arrangements in revenue over the contract period. For the three and nine months ended September 30, 2018, we recognized $2.8 million and $7.8 million of gathering services and related fees which was included in the contract liability balance as of the beginning of the period. See Note 9 for additional details.

4. SEGMENT INFORMATION

As of September 30, 2018, our reportable segments are:

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

Assets by reportable segment follow.

	September 30, 2018	December 31, 2017
	(In thousands)
Assets:
Utica Shale	$209,105	$212,311
Ohio Gathering	660,254	690,485
Williston Basin	529,370	512,860
Piceance/DJ Basins	839,166	798,722
Barnett Shale	380,161	383,306
Marcellus Shale	210,509	217,362
Total reportable segment assets	2,828,565	2,815,046
Corporate and Other	152,375	79,996
Eliminations	(2,884)	(249)
Total assets	$2,978,056	$2,894,793

Revenues by reportable segment follow.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In thousands)
Revenues (1):
Utica Shale	$7,974	$9,727	$28,437	$28,979
Williston Basin	29,010	27,821	90,850	123,820
Piceance/DJ Basins	42,465	53,875	127,044	122,446
Barnett Shale	21,020	16,694	53,345	55,340
Marcellus Shale	7,150	8,160	23,025	22,429
Total reportable segments revenue	107,619	116,277	322,701	353,014
Corporate and Other	23,636	11,816	57,234	14,964
Eliminations	(3,776)	(3,148)	(6,953)	(5,436)
Total revenues	$127,479	$124,945	$372,982	$362,542

(1) Excludes revenues earned by Ohio Gathering due to equity method accounting.

Counterparties accounting for more than 10% of total revenues were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Percentage of total revenues (1)(2):
Counterparty A - Piceance/DJ Basins	11%	17%	11%	*
Counterparty B - Barnett Shale	12%	*	10%	*
Counterparty C - Williston Basin	*	*	*	16%

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

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In thousands)
Depreciation and amortization (1):
Utica Shale	$1,887	$1,818	$5,773	$5,213
Williston Basin	5,672	8,405	16,903	25,171
Piceance/DJ Basins	12,512	12,199	37,517	36,635
Barnett Shale (2)	3,760	3,735	11,276	11,259
Marcellus Shale	2,273	2,268	6,819	6,794
Total reportable segment depreciation and amortization	26,104	28,425	78,288	85,072
Corporate and Other	488	352	1,464	660
Total depreciation and amortization	$26,592	$28,777	$79,752	$85,732

(1) Excludes depreciation and amortization recognized by Ohio Gathering due to equity method accounting.

(2) Includes the amortization expense associated with our favorable and unfavorable gas gathering contracts as reported in other revenues.

Cash paid for capital expenditures by reportable segment follow.

	Nine months ended September 30,
	2018	2017
	(In thousands)
Cash paid for capital expenditures (1):
Utica Shale	$3,922	$21,425
Williston Basin	18,463	13,735
Piceance/DJ Basins	44,166	17,902
Barnett Shale	914	119
Marcellus Shale	557	628
Total reportable segment capital expenditures	68,022	53,809
Corporate and Other	69,011	32,397
Total cash paid for capital expenditures	$137,033	$86,206

(1) Excludes cash paid for capital expenditures by Ohio Gathering due to equity method accounting.

During the nine months ended September 30, 2018, Corporate included cash paid of $2.1 million for corporate purposes; the remainder represents capital expenditures for Summit Permian.

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

Segment adjusted EBITDA by reportable segment follows.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In thousands)
Reportable segment adjusted EBITDA
Utica Shale	$6,521	$8,412	$24,459	$25,857
Ohio Gathering	10,171	10,522	29,583	29,201
Williston Basin	19,849	16,212	54,849	51,176
Piceance/DJ Basins	29,831	30,008	86,739	86,256
Barnett Shale	10,818	10,838	31,770	35,924
Marcellus Shale	5,550	6,682	18,769	17,775
Total of reportable segments' measures of profit	$82,740	$82,674	$246,169	$246,189

A reconciliation of income or loss before income taxes and income or loss from equity method investees to total of reportable segments' measures of profit or loss follows.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In thousands)
Reconciliation of income before income taxes and (loss) income from equity method investees to total of reportable segments' measures of profit:
Income before income taxes and (loss) income from equity method investees	$58,589	$93,463	$7,488	$108,408
Add:
Corporate and Other	9,324	9,197	28,949	28,725
Interest expense	14,862	17,614	44,821	51,883
Early extinguishment of debt	—	—	—	22,020
Deferred Purchase Price Obligation	(37,204)	(70,499)	53,759	(54,674)
Depreciation and amortization	26,592	28,777	79,752	85,732
Proportional adjusted EBITDA for equity method investees	10,171	10,522	29,583	29,201
Adjustments related to MVC shortfall payments	(2,999)	(10,124)	(6,541)	(33,186)
Adjustments related to capital reimbursement activity	(106)	—	49	—
Unit-based and noncash compensation	1,965	1,974	6,188	5,973
Loss (gain) on asset sales, net	6	460	(6)	530
Long-lived asset impairment	1,540	1,290	2,127	1,577
Total of reportable segments' measures of profit	$82,740	$82,674	$246,169	$246,189

For the three and nine months ended September 30, 2017, we included adjustments related to MVC shortfall payments in our calculation of segment adjusted EBITDA to account for (i) the net increases or decreases in deferred revenue for MVC shortfall payments and (ii) our inclusion of expected annual or multi-year MVC shortfall payments. With respect to the impact of a net change in deferred revenue for MVC shortfall payments, we treated increases in deferred revenue balances as a favorable adjustment to segment adjusted EBITDA, while decreases in deferred revenue balances were treated as an unfavorable adjustment to segment adjusted EBITDA. We also included a proportional amount of any historical and expected MVC shortfall payments in each quarter prior to the quarter in which we actually recognized the shortfall payment.

For the three and nine months ended September 30, 2018, in accordance with Topic 606, adjustments related to MVC shortfall payments are recognized in gathering services and related fees (see Note 3).

In accordance with Topic 606, contributions in aid of construction are recognized over the remaining term of the respective contract. We include adjustments related to capital reimbursement activity in our calculation of segment adjusted EBITDA to account for revenue recognized from contributions in aid of construction.

Adjustments related to MVC shortfall payments by reportable segment follow.

	Three months ended September 30, 2018
	Williston Basin	Piceance/DJ Basins	Barnett Shale	Total
	(In thousands)
Adjustments related to MVC shortfall payments:
Net change in deferred revenue for MVC shortfall payments	$—	$—	$—	$—
Expected MVC shortfall adjustments	2,032	—	(5,031)	(2,999)
Total adjustments related to MVC shortfall payments	$2,032	$—	$(5,031)	$(2,999)

	Three months ended September 30, 2017
	Williston Basin	Piceance/DJ Basins	Barnett Shale	Total
	(In thousands)
Adjustments related to MVC shortfall payments:
Net change in deferred revenue for MVC shortfall payments	$—	$—	$—	$—
Expected MVC shortfall adjustments	1,982	(12,200)	94	(10,124)
Total adjustments related to MVC shortfall payments	$1,982	$(12,200)	$94	$(10,124)

	Nine months ended September 30, 2018
	Williston Basin	Piceance/DJ Basins	Barnett Shale	Total
	(In thousands)
Adjustments related to MVC shortfall payments:
Net change in deferred revenue for MVC shortfall payments	$—	$—	$—	$—
Expected MVC shortfall adjustments	(1,354)	(93)	(5,094)	(6,541)
Total adjustments related to MVC shortfall payments	$(1,354)	$(93)	$(5,094)	$(6,541)

	Nine months ended September 30, 2017
	Williston Basin	Piceance/DJ Basins	Barnett Shale	Total
	(In thousands)
Adjustments related to MVC shortfall payments:
Net change in deferred revenue for MVC shortfall payments	$(37,693)	$(1,978)	$—	$(39,671)
Expected MVC shortfall adjustments	5,946	867	(328)	6,485
Total adjustments related to MVC shortfall payments	$(31,747)	$(1,111)	$(328)	$(33,186)

5. PROPERTY, PLANT AND EQUIPMENT, NET

Details on property, plant and equipment follow.

	September 30, 2018	December 31, 2017
	(In thousands)
Gathering and processing systems and related equipment	$2,031,540	$1,973,722
Construction in progress	194,472	78,850
Land and line fill	11,747	11,735
Other	42,286	40,262
Total	2,280,045	2,104,569
Less accumulated depreciation	368,415	309,440
Property, plant and equipment, net	$1,911,630	$1,795,129

Depreciation expense and capitalized interest follow.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In thousands)
Depreciation expense	$18,567	$18,837	$55,781	$55,935
Capitalized interest	2,451	644	5,536	1,562

6. AMORTIZING INTANGIBLE ASSETS AND UNFAVORABLE GAS GATHERING CONTRACT

Details regarding our intangible assets and the unfavorable gas gathering contract (included in other noncurrent liabilities), all of which are subject to amortization, follow.

	September 30, 2018
	Gross carrying amount	Accumulated amortization	Net
	(In thousands)
Favorable gas gathering contracts	$24,195	$(13,517)	$10,678
Contract intangibles	278,448	(137,426)	141,022
Rights-of-way	165,445	(35,938)	129,507
Total intangible assets	$468,088	$(186,881)	$281,207

Unfavorable gas gathering contract	$10,962	$(10,692)	$270

	December 31, 2017
	Gross carrying amount	Accumulated amortization	Net
	(In thousands)
Favorable gas gathering contracts	$24,195	$(12,350)	$11,845
Contract intangibles	278,448	(117,821)	160,627
Rights-of-way	159,986	(31,113)	128,873
Total intangible assets	$462,629	$(161,284)	$301,345

Unfavorable gas gathering contract	$10,962	$(9,074)	$1,888

We recognized amortization expense in other revenues as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In thousands)
Amortization expense – favorable gas gathering contracts	$(389)	$(390)	$(1,166)	$(1,167)
Amortization expense – unfavorable gas gathering contract	540	540	1,618	1,619

We recognized amortization expense in costs and expenses as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In thousands)
Amortization expense – contract intangibles	$6,535	$8,550	$19,605	$25,652
Amortization expense – rights-of-way	1,641	1,540	4,818	4,597

The estimated aggregate annual amortization expected to be recognized for the remainder of 2018 and each of the four succeeding fiscal years follows.

	Intangible assets	Unfavorable gas gathering contract
	(In thousands)
2018	$8,562	$270
2019	33,321	—
2020	33,145	—
2021	29,453	—
2022	26,386	—

7. GOODWILL

We evaluate goodwill for impairment annually on September 30. We also evaluate goodwill whenever events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill. We test goodwill for impairment by comparing the fair value of the reporting unit to its carrying value, including goodwill. If the reporting unit’s fair value exceeds its carrying value, including goodwill, we conclude that the goodwill of the reporting unit has not been impaired and no further work is performed. If we determine that the reporting unit’s carrying value, including goodwill, exceeds its fair value, we recognize the excess of the carrying value over the fair value as a goodwill impairment loss.

We performed our annual goodwill impairment testing for the Mountaineer Midstream reporting unit as of September 30, 2018, using a combination of the income and market approaches. We determined that the fair value of the Mountaineer Midstream reporting unit substantially exceeded its carrying value, including goodwill; as such, there have been no impairments of goodwill during the nine months ended September 30, 2018.

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

In September 2018, an impairment loss was recognized by Ohio Gathering. Although we recognize activity for Ohio Gathering on a one-month lag, we recorded the impairment loss in our results of operations for the third quarter of 2018 because the information was available to us. We recorded our 40% share of the impairment loss, or $1.8 million, in September 2018 in loss from equity method investees in the unaudited condensed consolidated statements of operations.

A reconciliation of our 40% ownership interest in Ohio Gathering to our investment per Ohio Gathering's books and records follows (in thousands).

Investment in equity method investees, September 30, 2018	$660,254
September cash distributions	2,912
Impairment loss	1,837
Basis difference	(120,170)
Investment in equity method investees, net of basis difference, August 31, 2018	$544,833

For the three and nine months ended September 30, 2018, there were no contributions to Ohio Gathering.

Summarized statements of operations information for OGC and OCC follow (amounts represent 100% of investee financial information). Results include gross asset impairments of $4.6 million and $16.9 million for the three and nine months ending September 30, 2018 and $8.7 million for the three and nine months ending September 30, 2017.

	Three months ended August 31, 2018		Three months ended August 31, 2017
	OGC	OCC	OGC	OCC
	(In thousands)
Total revenues	$37,180	$2,465	$35,144	$1,814
Total operating expenses	31,751	2,323	25,720	1,877
Net income (loss)	5,429	(5)	9,424	(204)

	Nine months ended August 31, 2018		Nine months ended August 31, 2017
	OGC	OCC	OGC	OCC
	(In thousands)
Total revenues	$106,263	$7,024	$103,302	$5,871
Total operating expenses	94,044	6,422	86,046	6,186
Net income (loss)	12,213	116	17,258	(1,396)

9. DEFERRED REVENUE

A rollforward of current deferred revenue follows.

	Utica Shale	Williston Basin	Piceance/DJ Basins	Barnett Shale	Marcellus Shale	Total current
	(In thousands)
Current deferred revenue, December 31, 2017, as reported	$—	$—	$4,000	$—	$—	$4,000
Net impact of Topic 606 day 1 adoption	18	1,017	3,396	1,619	38	6,088
Current deferred revenue, January 1, 2018	18	1,017	7,396	1,619	38	10,088
Additions	14	1,367	16,846	1,236	63	19,526
Less revenue recognized	14	985	16,186	1,214	63	18,462
Current deferred revenue, September 30, 2018	$18	$1,399	$8,056	$1,641	$38	$11,152

A rollforward of noncurrent deferred revenue follows.

	Utica Shale	Williston Basin	Piceance/DJ Basins	Barnett Shale	Marcellus Shale	Total noncurrent
	(In thousands)
Noncurrent deferred revenue, December 31, 2017, as reported	$—	$—	$12,707	$—	$—	$12,707
Net impact of Topic 606 day 1 adoption	39	4,215	10,017	8,217	333	22,821
Noncurrent deferred revenue, January 1, 2018	39	4,215	22,724	8,217	333	35,528
Additions	—	1,851	9,014	2,323	—	13,188
Less reclassification to current deferred revenue	14	1,296	6,483	1,236	63	9,092
Noncurrent deferred revenue, September 30, 2018	$25	$4,770	$25,255	$9,304	$270	$39,624

10. DEBT

Debt consisted of the following:

	September 30, 2018	December 31, 2017
	(In thousands)
Summit Holdings' variable rate senior secured Revolving Credit Facility (4.50% at September 30, 2018 and 4.07% at December 31, 2017) due May 2022	$384,000	$261,000
Summit Holdings' 5.5% senior unsecured notes due August 2022	300,000	300,000
Less unamortized debt issuance costs (1)	(2,530)	(2,910)
Summit Holdings' 5.75% senior unsecured notes due April 2025	500,000	500,000
Less unamortized debt issuance costs (1)	(6,157)	(6,898)
Total long-term debt	$1,175,313	$1,051,192

(1) Issuance costs are being amortized over the life of the notes.

Revolving Credit Facility. Summit Holdings has a senior secured revolving credit facility that allows for revolving loans, letters of credit and swing line loans. The Revolving Credit Facility has a $1.25 billion borrowing capacity, matures in May 2022, and includes a $250.0 million accordion feature. Bison Midstream and its subsidiaries, Grand River and its subsidiary, DFW Midstream, Summit Marketing, Summit Permian, Permian Finance, Summit Niobrara, OpCo, Summit Utica, Meadowlark Midstream, Tioga Midstream and SMLP fully and unconditionally and jointly and severally guarantee, and pledge substantially all of their assets in support of, the indebtedness outstanding under the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility bear interest, at the election of Summit Holdings, at a rate based on the alternate base rate (as defined in the credit agreement) plus an applicable margin ranging from 0.75% to 1.75% or the adjusted Eurodollar rate (as defined in the credit agreement) plus an applicable margin ranging from 1.75% to 2.75%, with the commitment fee ranging from 0.30% to 0.50% in each case based on our relative leverage at the time of determination. At September 30, 2018, the applicable margin under LIBOR borrowings was 2.25% and the interest rate was 4.50%. The unused portion of the Revolving Credit Facility totaled $866.0 million (subject to a commitment fee of 0.375%).

As of September 30, 2018, we had $9.2 million of debt issuance costs attributable to our Revolving Credit Facility and related amendments which are included in noncurrent assets on the unaudited condensed consolidated balance sheet.

As of and during the nine months ended September 30, 2018, we were in compliance with the Revolving Credit Facility's covenants. There were no defaults or events of default during the nine months ended September 30, 2018.

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

As of and during the nine months ended September 30, 2018, we were in compliance with the covenants governing our Senior Notes. There were no defaults or events of default during the nine months ended September 30, 2018.

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

Accounts receivable primarily comprise amounts due for the gathering, treating and processing services we provide to our customers and also the sale of natural gas liquids resulting from our processing services. This industry concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, industry or other conditions. We monitor the creditworthiness of our counterparties and can require letters of credit for receivables from counterparties that are judged to have substandard credit, unless the credit risk can otherwise be mitigated. Our top five customers or counterparties accounted for 46% of total accounts receivable as of September 30, 2018, compared with 44% as of December 31, 2017.

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

Level 3 liability, January 1, 2018	$362,959
Change in fair value	53,759
Level 3 liability, September 30, 2018	$416,718

A summary of the estimated fair value of our debt financial instruments follows.

	September 30, 2018		December 31, 2017
	Carrying value	Estimated fair value (Level 2)	Carrying value	Estimated fair value (Level 2)
	(In thousands)
Summit Holdings 5.5% Senior Notes ($300.0 million principal)	$297,470	$300,000	$297,090	$301,750
Summit Holdings 5.75% Senior Notes ($500.0 million principal)	493,843	481,250	493,102	501,667

The carrying value on the balance sheet of the Revolving Credit Facility is its fair value due to its floating interest rate. The fair value for the Senior Notes is based on an average of nonbinding broker quotes as of September 30, 2018 and December 31, 2017. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value of the Senior Notes.

12. PARTNERS' CAPITAL

A rollforward of the number of common limited partner and General Partner units follows.

	Limited partners
	Series A Preferred Units	Common	General Partner
Units, January 1, 2018	300,000	73,085,996	1,490,999
Net units issued under the SMLP LTIP	—	269,779	—
Units, September 30, 2018	300,000	73,355,775	1,490,999

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

During the three and nine months ended September 30, 2018, there were no transactions under the ATM Program. Following the effectiveness of the new ATM registration statement and after taking into account the aggregate sales price of common units sold under the ATM Program through September 30, 2018, we have the capacity to issue additional common units under the ATM Program up to an aggregate $132.3 million.

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

Cash Distributions Paid and Declared. We paid the following per-unit distributions during the three and nine months ended September 30:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Per-unit distributions to unitholders	$0.575	$0.575	$1.725	$1.725

On October 25, 2018, the Board of Directors of our General Partner declared a distribution of $0.575 per unit for the quarterly period ended September 30, 2018. This distribution, which totaled $45.2 million, will be paid on November 14, 2018 to unitholders of record at the close of business on November 7, 2018.

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

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In thousands)
IDR payments	$2,136	$2,127	$6,400	$6,333

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

13. EARNINGS PER UNIT

The following table details the components of EPU.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In thousands, except per-unit amounts)
Numerator for basic and diluted EPU:
Allocation of net income (loss) among limited partner interests:
Net income (loss) attributable to limited partners	$54,151	$89,547	$(2,948)	$95,576
Less net income attributable to Series A Preferred Units	7,125	—	21,375	—
Net income (loss) attributable to common limited partners	$47,026	$89,547	$(24,323)	$95,576

Denominator for basic and diluted EPU:
Weighted-average common units outstanding – basic	73,356	73,059	73,283	72,583
Effect of nonvested phantom units	400	374	—	318
Weighted-average common units outstanding – diluted	73,756	73,433	73,283	72,901

Earnings (loss) per limited partner unit:
Common unit – basic	$0.64	$1.23	$(0.33)	$1.32
Common unit – diluted	$0.64	$1.22	$(0.33)	$1.31

Nonvested anti-dilutive phantom units excluded from the calculation of diluted EPU	1	—	2	55

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

•	Also in March 2018, 328,388 phantom units vested.
•	As of September 30, 2018, approximately 3.2 million common units remained available for future issuance under the SMLP LTIP.

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

Expenses incurred by the General Partner and reimbursed by us under our Partnership Agreement were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In thousands)
Operation and maintenance expense	$7,161	$6,792	$21,898	$20,404
General and administrative expense	7,220	6,840	22,818	23,030

16. COMMITMENTS AND CONTINGENCIES

Operating Leases.  We and Summit Investments lease certain office space and equipment to support our operations. We have determined that our leases are operating leases. We recognize total rent expense incurred or allocated to us in general and administrative expenses. Rent expense related to operating leases, including rent expense incurred on our behalf and allocated to us, was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In thousands)
Rent expense	$957	$1,009	$2,935	$2,811

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

A rollforward of the aggregate accrued environmental remediation liabilities follows.

Total
(In thousands)
Accrued environmental remediation, January 1, 2018	$5,344
Payments made	(3,060)
Additional accruals	1,600
Accrued environmental remediation, September 30, 2018	$3,884

As of September 30, 2018, we have recognized (i) a current liability for remediation effort expenditures expected to be incurred within the next 12 months and (ii) a noncurrent liability for estimated remediation expenditures and fines expected to be incurred subsequent to September 30, 2019. Each of these amounts represent our best estimate for costs expected to be incurred. Neither of these amounts has been discounted to its present value.

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

The present value of the Deferred Purchase Price Obligation is reflected as a liability on our balance sheet until paid. As of September 30, 2018, Remaining Consideration was estimated to be $470.9 million and the net present value, as recognized on the consolidated balance sheet, was $416.7 million, using a discount rate of 8.50%. Any subsequent changes to the estimated future payment obligation will be calculated using a discounted cash flow model with a commensurate risk-adjusted discount rate. Such changes and the impact on the liability due to the passage of time will be recorded as a change in the Deferred Purchase Price Obligation fair value on the consolidated statements of operations in the period of the change.

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

Condensed Consolidating Balance Sheets. Balance sheets as of September 30, 2018 and December 31, 2017 follow.

	September 30, 2018
	SMLP	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating adjustments	Total
	(In thousands)
Assets
Cash and cash equivalents	$29	$3	$330	$8	$—	$370
Accounts receivable	22	—	74,766	10,670	—	85,458
Other current assets	843	—	2,922	595	—	4,360
Due from affiliate	—	—	513,867	68,121	(581,988)	—
Total current assets	894	3	591,885	79,394	(581,988)	90,188
Property, plant and equipment, net	5,134	—	1,563,950	342,546	—	1,911,630
Intangible assets, net	—	—	255,317	25,890	—	281,207
Goodwill	—	—	16,211	—	—	16,211
Investment in equity method investees	—	—	—	660,254	—	660,254
Other noncurrent assets	3,320	9,184	6,062	—	—	18,566
Investment in subsidiaries	2,082,686	3,432,198	—	—	(5,514,884)	—
Total assets	$2,092,034	$3,441,385	$2,433,425	$1,108,084	$(6,096,872)	$2,978,056

Liabilities and Partners' Capital
Trade accounts payable	$219	$—	$18,523	$3,827	$—	$22,569
Accrued expenses	725	—	16,051	1,571	—	18,347
Due to affiliate	413,900	168,101	—	—	(581,988)	13
Deferred revenue	—	—	10,716	436	—	11,152
Ad valorem taxes payable	14	—	7,802	407	—	8,223
Accrued interest	—	15,285	—	—	—	15,285
Accrued environmental remediation	—	—	—	2,702	—	2,702
Other current liabilities	5,386	—	4,488	514	—	10,388
Total current liabilities	420,244	183,386	57,580	9,457	(581,988)	88,679
Long-term debt	—	1,175,313	—	—	—	1,175,313
Deferred Purchase Price Obligation	416,718	—	—	—	—	416,718
Noncurrent deferred revenue	—	—	37,802	1,822	—	39,624
Noncurrent accrued environmental remediation	—	—	—	1,182	—	1,182
Other noncurrent liabilities	4,057	—	1,437	31	—	5,525
Total liabilities	841,019	1,358,699	96,819	12,492	(581,988)	1,727,041

Total partners' capital	1,251,015	2,082,686	2,336,606	1,095,592	(5,514,884)	1,251,015
Total liabilities and partners' capital	$2,092,034	$3,441,385	$2,433,425	$1,108,084	$(6,096,872)	$2,978,056

	December 31, 2017
	SMLP	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating adjustments	Total
	(In thousands)
Assets
Cash and cash equivalents	$126	$75	$1,138	$91	$—	$1,430
Accounts receivable	22	—	65,842	6,437	—	72,301
Other current assets	1,188	—	2,697	442	—	4,327
Due from affiliate	—	—	493,067	22,030	(515,097)	—
Total current assets	1,336	75	562,744	29,000	(515,097)	78,058
Property, plant and equipment, net	4,206	—	1,442,333	348,590	—	1,795,129
Intangible assets, net	—	—	278,958	22,387	—	301,345
Goodwill	—	—	16,211	—	—	16,211
Investment in equity method investees	—	—	—	690,485	—	690,485
Other noncurrent assets	2,547	10,913	105	—	—	13,565
Investment in subsidiaries	2,019,700	3,324,464	—	—	(5,344,164)	—
Total assets	$2,027,789	$3,335,452	$2,300,351	$1,090,462	$(5,859,261)	$2,894,793

Liabilities and Partners' Capital
Trade accounts payable	$209	$—	$11,283	$4,883	$—	$16,375
Accrued expenses	928	—	10,592	979	—	12,499
Due to affiliate	263,935	252,250	—	—	(515,097)	1,088
Deferred revenue	—	—	4,000	—	—	4,000
Ad valorem taxes payable	—	—	7,809	520	—	8,329
Accrued interest	—	12,310	—	—	—	12,310
Accrued environmental remediation	—	—	—	3,130	—	3,130
Other current liabilities	6,395	—	4,385	478	—	11,258
Total current liabilities	271,467	264,560	38,069	9,990	(515,097)	68,989
Long-term debt	—	1,051,192	—	—	—	1,051,192
Deferred Purchase Price Obligation	362,959	—	—	—	—	362,959
Deferred revenue	—	—	12,707	—	—	12,707
Noncurrent accrued environmental remediation	—	—	—	2,214	—	2,214
Other noncurrent liabilities	3,694	—	3,293	76	—	7,063
Total liabilities	638,120	1,315,752	54,069	12,280	(515,097)	1,505,124

Total partners' capital	1,389,669	2,019,700	2,246,282	1,078,182	(5,344,164)	1,389,669
Total liabilities and partners' capital	$2,027,789	$3,335,452	$2,300,351	$1,090,462	$(5,859,261)	$2,894,793

Condensed Consolidating Statements of Operations. For the purposes of the following condensed consolidating statements of operations, we allocate general and administrative expenses recognized at the SMLP parent to the Guarantor Subsidiaries and Non-Guarantor Subsidiaries to reflect what those entities' results would have been had they operated on a stand-alone basis. Statements of operations for the three and nine months ended September 30, 2018 and 2017 follow.

	Three months ended September 30, 2018
	SMLP	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating adjustments	Total
	(In thousands)
Revenues:
Gathering services and related fees	$—	$—	$73,014	$13,413	$—	$86,427
Natural gas, NGLs and condensate sales	—	—	34,017	—	—	34,017
Other revenues	—	—	6,806	229	—	7,035
Total revenues	—	—	113,837	13,642	—	127,479
Costs and expenses:
Cost of natural gas and NGLs	—	—	26,879	—	—	26,879
Operation and maintenance	—	—	21,721	2,661	—	24,382
General and administrative	—	—	10,535	1,205	—	11,740
Depreciation and amortization	429	—	22,863	3,451	—	26,743
Loss on asset sales, net	—	—	1	5	—	6
Long-lived asset impairment	—	—	275	1,265	—	1,540
Total costs and expenses	429	—	82,274	8,587	—	91,290
Other income	58	—	—	—	—	58
Interest expense	—	(14,862)	—	—	—	(14,862)
Deferred Purchase Price Obligation	37,204	—	—	—	—	37,204
Income (loss) before income taxes and loss from equity method investees	36,833	(14,862)	31,563	5,055	—	58,589
Income tax benefit	35	—	—	—	—	35
Loss from equity method investees	—	—	—	(1,169)	—	(1,169)
Equity in earnings of consolidated subsidiaries	20,587	35,449	—	—	(56,036)	—
Net income	$57,455	$20,587	$31,563	$3,886	$(56,036)	$57,455

	Three months ended September 30, 2017
	SMLP	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating adjustments	Total
	(In thousands)
Revenues:
Gathering services and related fees	$—	$—	$82,152	$13,918	$—	$96,070
Natural gas, NGLs and condensate sales	—	—	22,940	—	—	22,940
Other revenues	—	—	5,877	58	—	5,935
Total revenues	—	—	110,969	13,976	—	124,945
Costs and expenses:
Cost of natural gas and NGLs	—	—	18,177	—	—	18,177
Operation and maintenance	—	—	20,217	2,086	—	22,303
General and administrative	—	—	11,919	1,370	—	13,289
Depreciation and amortization	352	—	25,247	3,328	—	28,927
Transaction costs	—	—	—	—	—	—
(Gain) loss on asset sales, net	—	—	(82)	542	—	460
Long-lived asset impairment	—	—	696	594	—	1,290
Total costs and expenses	352	—	76,174	7,920	—	84,446
Other income	79	—	—	—	—	79
Interest expense	—	(17,614)	—	—	—	(17,614)
Deferred Purchase Price Obligation	70,499	—	—	—	—	70,499
Income (loss) before income taxes and income from equity method investees	70,226	(17,614)	34,795	6,056	—	93,463
Income tax expense	(176)	—	—	—	—	(176)
Income from equity method investees	—	—	—	350	—	350
Equity in earnings of consolidated subsidiaries	23,587	41,201	—	—	(64,788)	—
Net income	$93,637	$23,587	$34,795	$6,406	$(64,788)	$93,637

	Nine months ended September 30, 2018
	SMLP	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating adjustments	Total
	(In thousands)
Revenues:
Gathering services and related fees	$—	$—	$216,371	$44,002	$—	$260,373
Natural gas, NGLs and condensate sales	—	—	92,025	—	—	92,025
Other revenues	—	—	20,042	542	—	20,584
Total revenues	—	—	328,438	44,544	—	372,982
Costs and expenses:
Cost of natural gas and NGLs	—	—	71,549	—	—	71,549
Operation and maintenance	—	—	66,095	7,357	—	73,452
General and administrative	—	—	34,786	4,880	—	39,666
Depreciation and amortization	1,305	—	68,500	10,399	—	80,204
(Gain) loss on asset sales, net	—	—	(74)	68	—	(6)
Long-lived asset impairment	—	—	862	1,265	—	2,127
Total costs and expenses	1,305	—	241,718	23,969	—	266,992
Other income	78	—	—	—	—	78
Interest expense	—	(44,821)	—	—	—	(44,821)
Deferred Purchase Price Obligation	(53,759)	—	—	—	—	(53,759)
(Loss) income before income taxes and loss from equity method investees	(54,986)	(44,821)	86,720	20,575	—	7,488
Income tax expense	(88)	—	—	—	—	(88)
Loss from equity method investees	—	—	—	(3,703)	—	(3,703)
Equity in earnings of consolidated subsidiaries	58,771	103,592	—	—	(162,363)	—
Net income	$3,697	$58,771	$86,720	$16,872	$(162,363)	$3,697

	Nine months ended September 30, 2017
	SMLP	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating adjustments	Total
	(In thousands)
Revenues:
Gathering services and related fees	$—	$—	$252,344	$46,540	$—	$298,884
Natural gas, NGLs and condensate sales	—	—	44,655	—	—	44,655
Other revenues	—	—	18,809	194	—	19,003
Total revenues	—	—	315,808	46,734	—	362,542
Costs and expenses:
Cost of natural gas and NGLs	—	—	36,328	—	—	36,328
Operation and maintenance	—	—	64,405	5,606	—	70,011
General and administrative	—	—	35,283	5,087	—	40,370
Depreciation and amortization	660	—	75,772	9,752	—	86,184
Transaction costs	119	—	—	—	—	119
(Gain) loss on asset sales, net	—	—	(11)	541	—	530
Long-lived asset impairment	—	—	698	879	—	1,577
Total costs and expenses	779	—	212,475	21,865	—	235,119
Other income	214	—	—	—	—	214
Interest expense	—	(51,883)	—	—	—	(51,883)
Early extinguishment of debt	—	(22,020)	—	—	—	(22,020)
Deferred Purchase Price Obligation	54,674	—	—	—	—	54,674
Income (loss) before income taxes and loss from equity method investees	54,109	(73,903)	103,333	24,869	—	108,408
Income tax expense	(417)	—	—	—	—	(417)
Loss from equity method investees	—	—	—	(3,691)	—	(3,691)
Equity in earnings of consolidated subsidiaries	50,608	124,511	—	—	(175,119)	—
Net income	$104,300	$50,608	$103,333	$21,178	$(175,119)	$104,300

Condensed Consolidating Statements of Cash Flows. Statements of cash flows for the nine months ended September 30, 2018 and 2017 follow.

	Nine months ended September 30, 2018
	SMLP	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating adjustments	Total
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$3,687	$(38,590)	$148,237	$53,158	$—	$166,492

Cash flows from investing activities:
Capital expenditures	(2,101)	—	(127,362)	(7,570)	—	(137,033)
Proceeds from asset sales	—	—	—	496	—	496
Other, net	(209)	—	—	—	—	(209)
Advances to affiliates	—	(84,148)	(20,802)	(46,090)	151,040	—
Net cash used in investing activities	(2,310)	(84,148)	(148,164)	(53,164)	151,040	(136,746)

Cash flows from financing activities:
Distributions to common unitholders	(135,484)	—	—	—	—	(135,484)
Distributions to Series A Preferred unitholders	(14,250)	—	—	—	—	(14,250)
Borrowings under Revolving Credit Facility	—	202,000	—	—	—	202,000
Repayments under Revolving Credit Facility	—	(79,000)	—	—	—	(79,000)
Debt issuance costs	—	(334)	—	—	—	(334)
Other, net	(2,780)	—	(881)	(77)	—	(3,738)
Advances from affiliates	151,040	—	—	—	(151,040)	—
Net cash (used in) provided by financing activities	(1,474)	122,666	(881)	(77)	(151,040)	(30,806)
Net change in cash and cash equivalents	(97)	(72)	(808)	(83)	—	(1,060)
Cash and cash equivalents, beginning of period	126	75	1,138	91	—	1,430
Cash and cash equivalents, end of period	$29	$3	$330	$8	$—	$370

	Nine months ended September 30, 2017
	SMLP	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating adjustments	Total
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$5,707	$(45,854)	$176,442	$60,202	$—	$196,497

Cash flows from investing activities:
Capital expenditures	(995)	—	(64,413)	(20,798)	—	(86,206)
Proceeds from asset sales	—	—	—	2,300	—	2,300
Contributions to equity method investees	—	—	—	(21,581)	—	(21,581)
Other, net	(579)	—	—	—	—	(579)
Advances to affiliates	11,768	21,658	(116,254)	(8,441)	91,269	—
Net cash provided by (used in) investing activities	10,194	21,658	(180,667)	(48,520)	91,269	(106,066)

Cash flows from financing activities:
Distributions to unitholders	(134,066)	—	—	—	—	(134,066)
Borrowings under Revolving Credit Facility	—	177,500	—	—	—	177,500
Repayments under Revolving Credit Facility	—	(319,500)	—	—	—	(319,500)
Debt issuance costs	—	(15,891)	—	—	—	(15,891)
Payment of redemption and call premiums on senior notes	—	(17,913)	—	—	—	(17,913)
Proceeds from ATM Program issuances, net of costs	17,251	—	—	—	—	17,251
Contribution from General Partner	465	—	—	—	—	465
Issuance of senior notes	—	500,000	—	—	—	500,000
Tender and redemption of senior notes	—	(300,000)	—	—	—	(300,000)
Other, net	(2,794)	—	—	—	—	(2,794)
Advances from affiliates	103,037	—	—	(11,768)	(91,269)	—
Net cash (used in) provided by financing activities	(16,107)	24,196	—	(11,768)	(91,269)	(94,948)
Net change in cash and cash equivalents	(206)	—	(4,225)	(86)	—	(4,517)
Cash and cash equivalents, beginning of period	698	51	5,768	911	—	7,428
Cash and cash equivalents, end of period	$492	$51	$1,543	$825	$—	$2,911

19. SUBSEQUENT EVENTS

We have evaluated subsequent events for recognition or disclosure in the unaudited condensed consolidated financial statements and no events have occurred that require disclosure, except for the following:

In October 2018, we received information from customers on our Utica Shale, Ohio Gathering and Williston Basin segments. The impact of this new information would result in a decrease to the calculation of the undiscounted value of the Deferred Purchase Price Obligation of approximately $16.9 million, from $470.9 million to $454.0 million.

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
•

Summit Permian, an associated natural gas gathering and processing system and interstate natural gas transportation pipeline under development in the northern Delaware Basin, which includes the Wolfcamp and Bone Spring formations, in southeastern New Mexico.

In July 2018, we executed an agreement with XTO Energy Inc. (“XTO”), a wholly owned subsidiary of Exxon Mobil Corporation (“ExxonMobil”). XTO has committed to firm transportation capacity on SMLP’s Double E Pipeline project (“Double E”) under a 10-year take-or-pay agreement which increases to 500,000 dekatherms per day. Pursuant to the agreement, Summit would operate the pipeline, which is scheduled to begin operation in 2021, pending the completion of definitive agreements, final investment decision by the Summit Board of Directors, and regulatory approvals. We also executed an equity option agreement with ExxonMobil, which provides ExxonMobil or an affiliate the right to become an equity partner in Double E.

For additional information on our organization and systems, see Notes 1 and 4 to the unaudited condensed consolidated financial statements.

Our financial results are driven primarily by volume throughput and expense management. We generate the majority of our revenues from the gathering, treating and processing services that we provide to our customers. A substantial majority of the volumes that we gather, treat and/or process have a fixed-fee rate structure thereby enhancing the stability of our cash flows by providing a revenue stream that is not subject to direct commodity price risk. We also earn revenues from (i) the sale of physical natural gas and/or NGLs purchased under percent-of-proceeds arrangements with certain of our customers on the Bison Midstream and Grand River systems, (ii) natural gas and crude oil marketing services in and around our gathering systems, (iii) the sale of natural gas we retain from certain DFW Midstream customers and (iv) the sale of condensate we retain from our gathering services at Grand River. These additional activities, including marketing transactions comprised of simultaneous buy and sell arrangements, expose us to direct commodity price risk and accounted for approximately 25% of total revenues during the nine months ended September 30, 2018. These additional activities, excluding marketing transactions comprised of simultaneous buy and sell arrangements, accounted for approximately 11% of total revenues during the nine months ended September 30, 2018. We expect our natural gas and crude oil marketing services to increase in future periods.

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

The following table presents certain consolidated and reportable segment financial data. For additional information on our reportable segments, see the "Segment Overview for the Three and Nine Months Ended September 30, 2018 and 2017" section herein.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In thousands)
Net income	$57,455	$93,637	$3,697	$104,300
Reportable segment adjusted EBITDA
Utica Shale	$6,521	$8,412	$24,459	$25,857
Ohio Gathering	10,171	10,522	29,583	29,201
Williston Basin	19,849	16,212	54,849	51,176
Piceance/DJ Basins	29,831	30,008	86,739	86,256
Barnett Shale	10,818	10,838	31,770	35,924
Marcellus Shale	5,550	6,682	18,769	17,775

Net cash provided by operating activities	$56,443	$75,156	$166,492	$196,497
Capital expenditures (1)	46,639	40,294	137,033	86,206
Contributions to equity method investees	—	5,932	—	21,581

Distributions to common unitholders	$45,215	$45,037	$135,484	$134,066
Distributions to Series A Preferred unitholders	—	—	14,250	—
Issuance of senior notes	—	—	—	500,000
Tender and redemption of senior notes	—	—	—	(300,000)
Net borrowings (repayments) under Revolving Credit Facility	28,000	15,000	123,000	(142,000)
Proceeds from ATM Program common unit issuances, net of costs	—	(8)	—	17,251

(1) See "Liquidity and Capital Resources" herein and Note 4 to the unaudited condensed consolidated financial statements for additional information on capital expenditures.

Three and nine months ended September 30, 2018.  The following items are reflected in our financial results:

•

During the three and nine months ended September 30, 2018, we recognized $6.4 million and $14.8 million in gathering services and related fees from MVC shortfall adjustments. Under Topic 606, we recognize customer obligations under their MVCs as revenue and contract assets when (i) we consider it remote that the customer will utilize shortfall payments to offset gathering or processing fees in excess of its MVCs in subsequent periods; (ii) the customer incurs a shortfall in a contract with no banking mechanism or claw back provision; (iii) the customer’s banking mechanism has expired; or (iv) it is remote that the customer will use its unexercised right.

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

•

During the third quarter of 2017, we recognized $19.1 million of gathering services and related fees revenue due to a settlement of shortfall volumes with a certain Piceance/DJ Basins customer who acquired another customer’s Piceance Basin assets. In conjunction with the assignment of the related gathering agreements, the annual MVC shortfall volume measurement and settlement was amended from annually to monthly, effective July 1, 2017. We include the effect of adjustments related to MVC shortfall payments in our definition of segment adjusted EBITDA. As such, the Piceance/DJ Basins segment adjusted EBITDA was not impacted because the revenue recognition was offset by the associated adjustments related to MVC shortfall payments for this customer.

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

We review these metrics on a regular basis for consistency and trend analysis. There have been no changes in the composition or characteristics of these metrics during the three and nine months ended September 30, 2018.

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

Results of Operations

Consolidated Overview for the Three and Nine Months Ended September 30, 2018 and 2017

The following table presents certain consolidated and operating data.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In thousands)
Revenues:
Gathering services and related fees	$86,427	$96,070	$260,373	$298,884
Natural gas, NGLs and condensate sales	34,017	22,940	92,025	44,655
Other revenues	7,035	5,935	20,584	19,003
Total revenues	127,479	124,945	372,982	362,542
Costs and expenses:
Cost of natural gas and NGLs	26,879	18,177	71,549	36,328
Operation and maintenance	24,382	22,303	73,452	70,011
General and administrative	11,740	13,289	39,666	40,370
Depreciation and amortization	26,743	28,927	80,204	86,184
Transaction costs	—	—	—	119
Loss (gain) on asset sales, net	6	460	(6)	530
Long-lived asset impairment	1,540	1,290	2,127	1,577
Total costs and expenses	91,290	84,446	266,992	235,119
Other income	58	79	78	214
Interest expense	(14,862)	(17,614)	(44,821)	(51,883)
Early extinguishment of debt	—	—	—	(22,020)
Deferred Purchase Price Obligation	37,204	70,499	(53,759)	54,674
Income before income taxes and (loss) income from equity method investees	58,589	93,463	7,488	108,408
Income tax benefit (expense)	35	(176)	(88)	(417)
(Loss) income from equity method investees	(1,169)	350	(3,703)	(3,691)
Net income	$57,455	$93,637	$3,697	$104,300

Volume throughput (1):
Aggregate average daily throughput - natural gas (MMcf/d)	1,629	1,826	1,720	1,744
Aggregate average daily throughput - liquids (Mbbl/d)	96.9	74.0	90.9	74.7

(1) Exclusive of volume throughput for Ohio Gathering. For additional information, see the "Ohio Gathering" section herein.

Volumes – Gas.  Natural gas throughput volumes decreased 197 MMcf/d compared to the three months ended September 30, 2017, primarily reflecting:

•	a volume throughput decrease of 104 MMcf/d for the Marcellus Shale segment.
•	a volume throughput decrease of 46 MMcf/d for the Utica Shale segment.
•	a volume throughput decrease of 23 MMcf/d for the Piceance/DJ Basins segment.
•	a volume throughput decrease of 22 MMcf/d for the Barnett Shale segment.

Natural gas throughput volumes decreased 24 MMcf/d compared to the nine months ended September 30, 2017, primarily reflecting:

•	a volume throughput decrease of 27 MMcf/d for the Piceance/DJ Basins segment.
•	a volume throughput decrease of 17 MMcf/d for the Barnett Shale segment.
•	a volume throughput increase of 12 MMcf/d for the Utica Shale segment.
•	a volume throughput increase of 9 MMcf/d for the Marcellus Shale segment.

Volumes – Liquids. Crude oil and produced water throughput volumes in the Williston Basin segment increased 22.9 Mbbl/d and 16.2 Mbbl/d compared to the three months and nine months ended September 30, 2017, primarily reflecting well completion activity behind our Polar and Divide system in the second half of 2017 and in 2018 as well as the addition of new customers.

For additional information on volumes, see the "Segment Overview for the Three and Nine Months Ended September 30, 2018 and 2017" section herein.

Revenues.  Total revenues increased $2.5 million compared to the three months ended September 30, 2017 primarily reflecting:

•

an $11.1 million increase in natural gas, NGLs and condensate sales primarily attributable to increased natural gas and/or crude oil marketing activity for the Piceance/DJ Basins, Barnett Shale and Williston Basin segments.

•	a $6.4 million increase from the recognition of MVC shortfall adjustments under Topic 606 (see Note 3 in the unaudited condensed consolidated financial statements).
•

a $12.3 million decrease in gathering services and related fees in the Piceance/DJ Basins as a result of an amendment in July 2017 to MVC shortfall volume measurement and settlement timing from annually to monthly.

•

a $3.4 million decrease in gathering services and related fees for the Williston Basin segment due to the reclassification of amounts under certain percent-of-proceeds arrangements currently recognized in cost of natural gas and NGLs under Topic 606 (see Note 3 in the unaudited condensed consolidated financial statements).

Total revenues increased $10.4 million compared to the nine months ended September 30, 2017 primarily reflecting:

•

a $47.4 million increase in natural gas, NGLs and condensate sales primarily attributable to increased natural gas and/or crude oil marketing activity for the Piceance/DJ Basins, Barnett Shale and Williston Basin segments.

•	a $14.8 million increase from the recognition of MVC shortfall adjustments under Topic 606 (see Note 3 in the unaudited condensed consolidated financial statements).
•

a $9.9 million decrease in gathering services and related fees for the Williston Basin segment due to the reclassification of amounts under certain percent-of-proceeds arrangements currently recognized in cost of natural gas and NGLs under Topic 606 (see Note 3 in the unaudited condensed consolidated financial statements).

•	a $3.6 million decrease in gathering services and related fees for the Barnett Shale segment largely as a result of the expiration of an MVC during 2017.
•	the 2017 recognition of $37.7 million of previously deferred revenue related to a certain Williston Basin customer.

Gathering Services and Related Fees. Gathering services and related fees decreased $9.6 million compared to the three months ended September 30, 2017, primarily reflecting:

•

a $12.3 million decrease in gathering services and related fees in the Piceance/DJ Basins as a result of an amendment in July 2017 to MVC shortfall volume measurement and settlement timing from annually to monthly.

•

a $3.4 million decrease in gathering services and related fees for the Williston Basin segment due to the reclassification of amounts under certain percent-of-proceeds arrangements currently recognized in cost of natural gas and NGLs under Topic 606 (see Note 3 in the unaudited condensed consolidated financial statements).

•	a $6.4 million increase from the recognition of MVC shortfall adjustments under Topic 606 (see Note 3 in the unaudited condensed consolidated financial statements).

Gathering services and related fees decreased $38.5 million compared to the nine months ended September 30, 2017, primarily reflecting:

•	the 2017 recognition of $37.7 million of previously deferred revenue related to a certain Williston Basin customer.
•

a $9.9 million decrease in gathering services and related fees for the Williston Basin segment due to the reclassification of amounts under certain percent-of-proceeds arrangements currently recognized in cost of natural gas and NGLs under Topic 606.

•	a $3.6 million decrease in gathering services and related fees for the Barnett Shale segment largely as a result of the expiration of an MVC during 2017.
•	a $14.8 million increase from the recognition of MVC shortfall adjustments under Topic 606 (see Note 3 in the unaudited condensed consolidated financial statements).

Natural Gas, NGLs and Condensate Sales. Natural gas, NGLs and condensate sales increased $11.1 million and $47.4 million compared to the three and nine months ended September 30, 2017, primarily reflecting the addition of natural gas and/or crude oil marketing services provided for the Piceance/DJ Basins, Barnett Shale and Williston Basin segments.

Costs and Expenses. Total costs and expenses increased $6.8 million, compared to the three months ended September 30, 2017 primarily reflecting:

•

a $12.0 million increase in natural gas, NGLs and condensate purchases driven by increased natural gas and/or crude oil marketing activity for the Piceance/DJ Basins, Barnett Shale and Williston Basin segments.

•	a $2.1 million increase in operation and maintenance expense primarily due to compressor overhaul maintenance.
•

a $3.4 million decrease in the cost of natural gas and NGLs for the Williston Basin segment due to the reclassification of amounts under certain percent-of-proceeds arrangements under Topic 606 that were previously recognized in gathering services and related fees.

•

a $2.2 million decrease in depreciation and amortization primarily due to the impairment of certain intangible and long-lived assets relating to the Bison Midstream system in the Williston Basin segment recognized in the fourth quarter of 2017.

Total costs and expenses increased $31.9 million, compared to the nine months ended September 30, 2017 primarily reflecting:

•

a $45.0 million increase in natural gas, NGLs and condensate purchases primarily driven by increased natural gas and/or crude oil marketing activity for the Piceance/DJ Basins, Barnett Shale and Williston Basin segments.

•	a $3.4 million increase in operation and maintenance expense primarily due to compressor overhaul maintenance.
•

a $9.9 million decrease in the cost of natural gas and NGLs for the Williston Basin segment due to the reclassification of amounts under certain percent-of-proceeds arrangements under Topic 606 that were previously recognized in gathering services and related fees.

•

a $6.0 million decrease in depreciation and amortization primarily due to the impairment of certain intangible and long-lived assets relating to the Bison Midstream system in the Williston Basin segment recognized in the fourth quarter of 2017.

Cost of Natural Gas and NGLs. Cost of natural gas and NGLs increased $8.7 million compared to the three months ended September 30, 2017 primarily reflecting:

•

a $12.0 million increase in natural gas, NGLs, crude oil and condensate purchases driven by increased natural gas and/or crude oil marketing activity for the Piceance/DJ Basins, Barnett Shale and Williston Basin segments.

•

the reclassification of $3.4 million in cost of natural gas and NGLs for the Williston Basin segment under certain percent-of-proceeds arrangements previously recognized in gathering services and related fees, which is presented net in cost of natural gas and NGLs under Topic 606.

Cost of natural gas and NGLs increased $35.2 million compared to the nine months ended September 30, 2017 primarily reflecting:

•

a $45.0 million increase in natural gas, NGLs, crude oil and condensate purchases driven by increased natural gas and/or crude oil marketing activity for the Piceance/DJ Basins, Barnett Shale and Williston Basin segments.

•

the reclassification of $9.9 million in cost of natural gas and NGLs for the Williston Basin segment under certain percent-of-proceeds arrangements previously recognized in gathering services and related fees, which is presented net in cost of natural gas and NGLs under Topic 606.

Operation and Maintenance. Operation and maintenance expense increased $2.1 million and $3.4 million compared to the three and nine months ended September 30, 2017 primarily due to planned compressor overhaul maintenance in 2018.

General and Administrative. General and administrative expense decreased $1.5 million and $0.7 million compared to the three and nine months ended September 30, 2017. The decrease in general and administrative expense compared to the three months ended September 30, 2017 was primarily due to a $0.7 million reimbursement of previously expensed professional fees.

Depreciation and Amortization. Depreciation and amortization expense decreased $2.2 million and $6.0 million compared to the three and nine months ended September 30, 2017 due to the impairment of certain intangible and long-lived assets on the Bison Midstream system in the Williston Basin segment recognized in the fourth quarter of 2017.

Interest Expense. Interest expense decreased $2.8 million and $7.1 million compared to the three and nine months ended September 30, 2017 as a result of (i) the tender and redemption of the $300.0 million principal 7.5% Senior Notes, (ii) a lower outstanding balance on the Revolving Credit Facility and (iii) the issuance of 300,000 Series A Preferred Units in November 2017 whereby the net proceeds were used to repay outstanding borrowings under our Revolving Credit Facility. The decrease was partially offset by the interest associated with issuance of the $500.0 million principal 5.75% Senior Notes and an increase in the interest rate on the Revolving Credit Facility.

Early Extinguishment of Debt. The early extinguishment of debt recognized during the nine months ended September 30, 2017 was due to the tender and redemption of the $300.0 million principal 7.5% Senior Notes.

Deferred Purchase Price Obligation. Deferred Purchase Price Obligation recognized during the three and nine months ended September 30, 2018 represents the change in present value to Remaining Consideration in connection with the 2016 Drop Down (see Notes 17 to the unaudited condensed consolidated financial statements).

For additional information, see the "Segment Overview for the Three and Nine Months Ended September 30, 2018 and 2017" and "Corporate and Other Overview for the Three and Nine Months Ended September 30, 2018 and 2017" sections herein.

Segment Overview for the Three and Nine Months Ended September 30, 2018 and 2017

Utica Shale. The Utica Shale reportable segment includes the Summit Utica system. Volume throughput for our Summit Utica system follows.

	Utica Shale
	Three months ended September 30,			Nine months ended September 30,
	2018	2017	Percentage Change	2018	2017	Percentage Change
Average daily throughput (MMcf/d)	357	403	(11%)	376	364	3%

Volume throughput declined compared to the three months ended September 30, 2017 due to temporary production curtailments upstream of our Summit Utica system partially offset by the completion of new wells during 2017 and in 2018.

Volume throughput increased compared to the nine months ended September 30, 2017 due to the ongoing development of the Summit Utica system and completion of new wells during 2017 and in 2018. In addition, the TPL-7 connector project was commissioned in the second quarter of 2017 which has contributed to increased volumes. The increase was partially offset by temporary production curtailments upstream of our Summit Utica system during 2018.

Financial data for our Utica Shale reportable segment follows.

	Utica Shale
	Three months ended September 30,			Nine months ended September 30,
	2018	2017	Percentage Change	2018	2017	Percentage Change
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$7,974	$9,727	(18%)	$28,437	$28,979	(2%)
Total revenues	7,974	9,727	(18%)	28,437	28,979	(2%)
Costs and expenses:
Operation and maintenance	1,363	1,231	11%	3,672	2,836	29%
General and administrative	85	84	1%	292	286	2%
Depreciation and amortization	1,887	1,818	4%	5,773	5,213	11%
Loss on asset sales, net	5	542	(99%)	5	542	(99%)
Long-lived asset impairment	1,265	594	113%	1,265	878	44%
Total costs and expenses	4,605	4,269	8%	11,007	9,755	13%
Add:
Depreciation and amortization	1,887	1,818		5,773	5,213
Adjustments related to capital reimbursement activity	(5)	—		(14)	—
Loss on asset sales, net	5	542		5	542
Long-lived asset impairment	1,265	594		1,265	878
Segment adjusted EBITDA	$6,521	$8,412	(22%)	$24,459	$25,857	(5%)

Three months ended September 30, 2018. Segment adjusted EBITDA decreased $1.9 million compared to the three months ended September 30, 2017 primarily reflecting:

•

a $1.8 million decrease in gathering services and related fees from a lower margin rate mix along with a decrease in volume throughput due to temporary production curtailments. The decrease was partially offset by an increase in volume throughput associated with new wells completed in 2017 and 2018.

Nine months ended September 30, 2018. Segment adjusted EBITDA decreased $1.4 million compared to the nine months ended September 30, 2017 primarily reflecting:

•

a $0.5 million decrease in gathering services and related fees from a lower margin rate mix associated with the TPL-7 connector project commissioned in the second quarter of 2017 along with a decrease in volume throughput due to temporary production curtailments. The decrease was partially offset by an increase in volume throughput associated with new wells completed in 2017 and 2018.

•	a $0.8 million increase in operation and maintenance expense primarily related to increases in various general operating expenses.

Ohio Gathering. The Ohio Gathering reportable segment includes OGC and OCC. We account for our investment in Ohio Gathering using the equity method. We recognize our proportionate share of earnings or loss in net income on a one-month lag based on the financial information available to us during the reporting period.

Gross volume throughput for Ohio Gathering, based on a one-month lag follows.

	Ohio Gathering
	Three months ended September 30,			Nine months ended September 30,
	2018	2017	Percentage Change	2018	2017	Percentage Change
Average daily throughput (MMcf/d)	797	763	4%	765	746	3%

Volume throughput for the Ohio Gathering increased compared to the three and nine months ended September 30, 2017 primarily as a result of increased drilling activity during the second half of 2017 and in 2018 offset by natural production declines on existing wells on the system.

Financial data for our Ohio Gathering reportable segment, based on a one-month lag follows.

	Ohio Gathering
	Three months ended September 30,			Nine months ended September 30,
	2018	2017	Percentage Change	2018	2017	Percentage Change
	(Dollars in thousands)
Proportional adjusted EBITDA for equity method investees	$10,171	$10,522	(3%)	$29,583	$29,201	1%
Segment adjusted EBITDA	$10,171	$10,522	(3%)	$29,583	$29,201	1%

Segment adjusted EBITDA for equity method investees decreased $0.4 million compared to the three months ended September 30, 2017 primarily as a result of an increase in repairs and maintenance expense.

Segment adjusted EBITDA for equity method investees increased $0.4 million compared to the nine months ended September 30, 2017 primarily as a result of improved results at OCC and the increased volumes associated with the installation of additional compression in the dry gas window beginning in March 2017.

Williston Basin. The Polar and Divide, Tioga Midstream and Bison Midstream systems provide our midstream services for the Williston Basin reportable segment. Volume throughput for our Williston Basin reportable segment follows.

	Williston Basin
	Three months ended September 30,			Nine months ended September 30,
	2018	2017	Percentage Change	2018	2017	Percentage Change
Aggregate average daily throughput - natural gas (MMcf/d)	19	21	(10%)	18	19	(5%)

Aggregate average daily throughput - liquids (Mbbl/d)	96.9	74.0	31%	90.9	74.7	22%

Natural gas. Natural gas volume throughput decreased compared to the three and nine months ended September 30, 2017 primarily due to natural production declines.

Liquids. The increase in liquids volume throughput compared to the three and nine months ended September 30, 2017 primarily reflected well completion activity on our Polar and Divide system in the second half of 2017 and in 2018 as well as the addition of new customers.

Financial data for our Williston Basin reportable segment follows.

	Williston Basin
	Three months ended September 30,			Nine months ended September 30,
	2018	2017	Percentage Change	2018	2017	Percentage Change
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$18,020	$17,473	3%	$58,792	$95,179	(38%)
Natural gas, NGLs and condensate sales	7,953	7,849	1%	23,149	20,655	12%
Other revenues	3,037	2,499	22%	8,909	7,986	12%
Total revenues	29,010	27,821	4%	90,850	123,820	(27%)
Costs and expenses:
Cost of natural gas and NGLs	4,605	7,474	(38%)	13,413	20,686	(35%)
Operation and maintenance	5,920	5,670	4%	18,630	18,472	1%
General and administrative	318	447	(29%)	1,682	1,739	(3%)
Depreciation and amortization	5,672	8,405	(33%)	16,903	25,171	(33%)
Loss (gain) on asset sales, net	1	(82)	*	63	(23)	*
Long-lived asset impairment	—	—	*	—	3	*
Total costs and expenses	16,516	21,914	(25%)	50,691	66,048	(23%)
Add:
Depreciation and amortization	5,672	8,405		16,903	25,171
Adjustments related to MVC shortfall payments	2,032	1,982		(1,354)	(31,747)
Adjustments related to capital reimbursement activity	(350)	—		(922)	—
Loss (gain) on asset sales, net	1	(82)		63	(23)
Long-lived asset impairment	—	—		—	3
Segment adjusted EBITDA	$19,849	$16,212	22%	$54,849	$51,176	7%

* Not considered meaningful

Three months ended September 30, 2018. Segment adjusted EBITDA increased $3.6 million compared to the three months ended September 30, 2017 primarily reflecting an increase in volume throughput on our Polar and Divide system.

Other items to note:

•

The decrease in the cost of natural gas and NGLs includes a $3.4 million reduction in expense due to the reclassification of amounts under certain percent-of-proceeds arrangements previously recognized in gathering services and related fees under Topic 606 (see Note 3 in the unaudited condensed consolidated financial statements).

Nine months ended September 30, 2018. Segment adjusted EBITDA increased $3.7 million compared to the nine months ended September 30, 2017 primarily reflecting an increase in volume throughput on our Polar and Divide system. The nine months ended September 30, 2017 includes the recognition of $2.6 million of business interruption recoveries in the first quarter of 2017 and the recognition of $2.3 million in gathering services fees relating to previously billed but unearned revenue.

Other items to note:

•

The decrease in the cost of natural gas and NGLs includes a $9.9 million reduction in expense due to the reclassification of amounts under certain percent-of-proceeds arrangements previously recognized in gathering services and related fees under Topic 606 (see Note 3 in the unaudited condensed consolidated financial statements).

Piceance/DJ Basins.  The Grand River and Niobrara G&P systems provide midstream services for the Piceance/DJ Basins reportable segment. Volume throughput for our Piceance/DJ Basins reportable segment follows.

	Piceance/DJ Basins
	Three months ended September 30,			Nine months ended September 30,
	2018	2017	Percentage Change	2018	2017	Percentage Change
Aggregate average daily throughput (MMcf/d)	571	594	(4%)	574	601	(4%)

Volume throughput decreased compared to the three and nine months ended September 30, 2017 as a result of the continued suspended drilling activities by one of Grand River’s key customers partially offset by the ongoing drilling and completion activity across our gathering footprint during the second half of 2017 and in 2018.

Financial data for our Piceance/DJ Basins reportable segment follows.

	Piceance/DJ Basins
	Three months ended September 30,			Nine months ended September 30,
	2018	2017	Percentage Change	2018	2017	Percentage Change
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$36,743	$48,744	(25%)	$108,207	$107,385	1%
Natural gas, NGLs and condensate sales	3,650	3,258	12%	12,650	9,829	29%
Other revenues	2,072	1,873	11%	6,187	5,232	18%
Total revenues	42,465	53,875	(21%)	127,044	122,446	4%
Costs and expenses:
Cost of natural gas and NGLs	2,286	2,139	7%	7,814	6,249	25%
Operation and maintenance	10,284	8,488	21%	30,772	26,566	16%
General and administrative	27	1,040	(97%)	1,692	2,264	(25%)
Depreciation and amortization	12,512	12,199	3%	37,517	36,635	2%
Loss on asset sales, net	—	—	*	—	3	*
Long-lived asset impairment	276	696	*	276	696	*
Total costs and expenses	25,385	24,562	3%	78,071	72,413	8%
Add:
Depreciation and amortization	12,512	12,199		37,517	36,635
Adjustments related to MVC shortfall payments	—	(12,200)		(93)	(1,111)
Adjustments related to capital reimbursement activity	(37)	—		66	—
Loss on asset sales, net	—	—		—	3
Long-lived asset impairment	276	696		276	696
Segment adjusted EBITDA	$29,831	$30,008	(1%)	$86,739	$86,256	1%

* Not considered meaningful

Three months ended September 30, 2018. Segment adjusted EBITDA decreased $0.2 million compared to the three months ended September 30, 2017, primarily reflecting:

•

an increase, after taking into account the adjustments related to MVC shortfall payments, in gathering services and related fees primarily as a result of the continued suspended drilling activities by one of Grand River’s key customers partially offset by the ongoing drilling and completion activity across our gathering footprint during the second half of 2017 and in 2018.

•	a $1.8 million increase in operation and maintenance expense primarily due to compressor overhaul costs during the period.

•	a $1.0 million decrease in general and administrative expense primarily due to a reimbursement of previously expensed professional fees.

Nine months ended September 30, 2018. Segment adjusted EBITDA increased $0.5 million compared to the nine months ended September 30, 2017, primarily reflecting:

•

an increase, after taking into account the adjustments related to MVC shortfall payments, in gathering services and related fees primarily as a result of the continued suspended drilling activities by one of Grand River’s key customers partially offset by the ongoing drilling and completion activity across our gathering footprint during the second half of 2017 and in 2018.

•	a $4.2 million increase in operation and maintenance expense primarily due to compressor overhaul costs during the period.

Barnett Shale. The DFW Midstream system provides our midstream services for the Barnett Shale reportable segment. Volume throughput for our Barnett Shale reportable segment follows.

	Barnett Shale
	Three months ended September 30,			Nine months ended September 30,
	2018	2017	Percentage Change	2018	2017	Percentage Change
Average daily throughput (MMcf/d)	232	254	(9%)	253	270	(6%)

Volume throughput declined compared to the three and nine months ended September 30, 2017 reflecting natural production declines partially offset by new volumes from completion activity during the fourth quarter of 2017 and first quarter of 2018.

Financial data for our Barnett Shale reportable segment follows.

	Barnett Shale
	Three months ended September 30,			Nine months ended September 30,
	2018	2017	Percentage Change	2018	2017	Percentage Change
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$18,318	$14,154	29%	$46,035	$47,235	(3%)
Natural gas, NGLs and condensate sales	789	625	26%	1,715	1,956	(12%)
Other revenues (1)	1,913	1,915	—%	5,595	6,149	(9%)
Total revenues	21,020	16,694	26%	53,345	55,340	(4%)
Costs and expenses:
Operation and maintenance	5,111	5,554	(8%)	16,226	17,805	(9%)
General and administrative	238	246	(3%)	784	831	(6%)
Depreciation and amortization	3,911	3,885	—%	11,728	11,711	—%
(Gain) loss on asset sales, net	—	—	*	(74)	8	*
Total costs and expenses	9,260	9,685	(4%)	28,664	30,355	(6%)
Add:
Depreciation and amortization	3,760	3,735		11,276	11,259
Adjustments related to MVC shortfall payments	(5,031)	94		(5,094)	(328)
Adjustments related to capital reimbursement activity	329	—		981	—
(Gain) loss on asset sales, net	—	—		(74)	8
Segment adjusted EBITDA	$10,818	$10,838	—%	$31,770	$35,924	(12%)

*Not considered meaningful

(1) Includes the amortization expense associated with our favorable and unfavorable gas gathering contracts as reported in other revenues.

Three months ended September 30, 2018. Segment adjusted EBITDA was slightly down compared to the three months ended September 30, 2017.

Nine months ended September 30, 2018. Segment adjusted EBITDA decreased $4.2 million compared to the nine months ended September 30, 2017 primarily reflecting:

•

a $6.0 million decrease, after taking into account the adjustments related to MVC shortfall payments, in gathering services and related fees associated with the expiration of an MVC during 2017 of $3.0 million in addition to lower volume throughput.

•	a $1.6 million decrease in operation and maintenance expense primarily from lower electricity expense associated with lower volume throughput.

Marcellus Shale. The Mountaineer Midstream system provides our midstream services for the Marcellus Shale reportable segment. Volume throughput for the Marcellus Shale reportable segment follows.

	Marcellus Shale
	Three months ended September 30,			Nine months ended September 30,
	2018	2017	Percentage Change	2018	2017	Percentage Change
Average daily throughput (MMcf/d)	450	554	(19%)	499	490	2%

Volume throughput decreased compared to the three months ended September 30, 2017 primarily due to natural production declines partially offset by the completion, in the second half of 2017 and first quarter of 2018, of drilled but uncompleted (“DUC”) wells behind the Mountaineer Midstream system that had been deferred since the third quarter of 2015.

Volume throughput increased compared to the nine months ended September 30, 2017 primarily due to the completion, in the second half of 2017 and first quarter of 2018, of DUC wells behind the Mountaineer Midstream system that had been deferred since the third quarter of 2015.

Financial data for our Marcellus Shale reportable segment follows.

	Marcellus Shale
	Three months ended September 30,			Nine months ended September 30,
	2018	2017	Percentage Change	2018	2017	Percentage Change
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$7,150	$8,160	(12%)	$23,025	$22,429	3%
Total revenues	7,150	8,160	(12%)	23,025	22,429	3%
Costs and expenses:
Operation and maintenance	1,458	1,358	7%	3,884	4,334	(10%)
General and administrative	98	120	(18%)	309	320	(3%)
Depreciation and amortization	2,273	2,268	—%	6,819	6,794	—%
Total costs and expenses	3,829	3,746	2%	11,012	11,448	(4%)
Add:
Depreciation and amortization	2,273	2,268		6,819	6,794
Adjustments related to capital reimbursement activity	(44)	—		(63)	—
Segment adjusted EBITDA	$5,550	$6,682	(17%)	$18,769	$17,775	6%

Three months ended September 30, 2018. Segment adjusted EBITDA decreased $1.1 million compared to the three months ended September 30, 2017 primarily reflecting a $1.0 million decrease in gathering services and related fees as a result of lower volumes due to natural declines partially offset by increased drilling and completion activity.

Nine months ended September 30, 2018. Segment adjusted EBITDA increased $1.0 million compared to the nine months ended September 30, 2017 primarily reflecting:

•	a $0.6 million increase in gathering services and related fees as a result of slightly higher volumes generated by increased drilling and completion activity.

•	a $0.5 million decrease in operation and maintenance expense primarily due to lower property taxes during the period.

Corporate and Other Overview for the Three and Nine Months Ended September 30, 2018 and 2017

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

	Corporate and Other
	Three months ended September 30,			Nine months ended September 30,
	2018	2017	Percentage Change	2018	2017	Percentage Change
	(Dollars in thousands)
Revenues:
Total revenues	19,860	8,667	*	50,281	9,527	*
Costs and expenses:
Cost of natural gas and NGLs	19,988	8,564	*	50,322	9,393	*
General and administrative	10,974	11,352	(3%)	34,907	34,930	—%
Interest expense	14,862	17,614	(16%)	44,821	51,883	(14%)
Early extinguishment of debt (1)	—	—	*	—	22,020	*
Deferred Purchase Price Obligation	(37,204)	(70,499)	*	53,759	(54,674)	*

* Not considered meaningful

(1) Early extinguishment of debt includes $17.9 million paid for redemption and call premiums, as well as $4.1 million of unamortized debt issuance costs which were written off in connection with the repurchase of the outstanding $300.0 million 7.5% Senior Notes in the first quarter of 2017.

Total Revenues. Total revenues attributable to Corporate and Other was due to the growth of natural gas and crude oil marketing services activity for the Piceance/DJ Basins, Barnett Shale and Williston Basin segments.

General and Administrative. General and administrative expense decreased $0.4 million compared to the three months ended September 30, 2017 and was flat compared to the nine months ended September 30, 2017.

Interest Expense. Interest expense decreased $2.8 million and $7.1 million compared to the three and nine months ended September 30, 2017 as a result of (i) the tender and redemption of the $300.0 million principal 7.5% Senior Notes, (ii) a lower outstanding balance on the Revolving Credit Facility and (iii) the issuance of 300,000 Series A Preferred Units in November 2017 whereby the net proceeds were used to repay outstanding borrowings under our Revolving Credit Facility. The decrease was partially offset by the interest associated with issuance of the $500.0 million principal 5.75% Senior Notes and an increase in the interest rate on the Revolving Credit Facility.

Early Extinguishment of Debt. The early extinguishment of debt recognized during the nine months ended September 30, 2017 was due to the tender and redemption of the $300.0 million principal 7.5% Senior Notes.

Deferred Purchase Price Obligation. Deferred Purchase Price Obligation recognized during the three and nine months ended September 30, 2018 represents the change in present value to Remaining Consideration in connection with the 2016 Drop Down (see Note 17 to the unaudited condensed consolidated financial statements).

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

Capital Markets Activity

We had no capital markets activity during the nine months ended September 30, 2018. For additional information, see the "Liquidity and Capital Resources—Capital Markets Activity" section of MD&A included in the 2017 Annual Report.

Debt

Revolving Credit Facility. We have a $1.25 billion senior secured Revolving Credit Facility. As of September 30, 2018, the outstanding balance of the Revolving Credit Facility was $384.0 million and the unused portion totaled $866.0 million. There were no defaults or events of default during the nine months ended September 30, 2018, and, as of September 30, 2018, we were in compliance with the covenants in the Revolving Credit Facility.

Senior Notes. In February 2017, the Co-Issuers co-issued $500.0 million 5.75% Senior Notes. In July 2014, the Co-Issuers co-issued $300.0 million of 5.50% Senior Notes. There were no defaults or events of default as of and for the nine months ended September 30, 2018 on either series of senior notes.

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

Cash Flows

The components of the net change in cash and cash equivalents were as follows:

	Nine months ended September 30,
	2018	2017
	(In thousands)
Net cash provided by operating activities	$166,492	$196,497
Net cash used in investing activities	(136,746)	(106,066)
Net cash used in financing activities	(30,806)	(94,948)
Net change in cash and cash equivalents	$(1,060)	$(4,517)

Operating activities. Cash flows from operating activities for the nine months ended September 30, 2018 primarily reflected (i) a $34.1 million decrease in customer payments from minimum volume commitments; (ii) a $3.3 million decrease in cash interest payments due to the extinguishment of the 7.5% Senior Notes in the first quarter of 2017; and (iii) other changes in working capital.

Investing activities. Cash flows used in investing activities during the nine months ended September 30, 2018 primarily reflected:

•

$137.0 million of capital expenditures attributable to the ongoing development of Summit Permian of $66.9 million, the Piceance/DJ Basins of $44.2 million, the Williston Basin of $18.5 million and Summit Utica of $3.9 million.

Cash flows used in investing activities during the nine months ended September 30, 2017 primarily reflected:

•

$86.2 million of capital expenditures primarily attributable to the ongoing development of the Summit Permian system as well as the continued development in the Piceance/DJ Basins and Williston Basin segments; and

•	$21.6 million of capital contributions to Ohio Gathering.

Financing activities. Cash flows used in financing activities during the nine months ended September 30, 2018 primarily reflected:

•	$149.7 million of distributions; and
•	$123.0 million of net borrowings under our Revolving Credit Facility.

Cash flows used in financing activities during the nine months ended September 30, 2017 primarily reflected:

•	$300.0 million paid for the repurchase of the outstanding 7.5% Senior Notes;
•	$142.0 million of net repayments under our Revolving Credit Facility;
•	$134.1 million of distributions;
•	$17.9 million paid for the redemption and call premiums on the 7.5% Senior Notes; and
•	$500.0 million of borrowings from the issuance of 5.75% Senior Notes.

Contractual Obligations Update

In March 2016, we recognized a liability of $507.4 million for the Deferred Purchase Price Obligation in connection with the 2016 Drop Down. The Deferred Purchase Price Obligation is due no later than December 31, 2020 and is currently expected to be $470.9 million based on information available as of September 30, 2018. There are no cash interest payments associated with the Deferred Purchase Price Obligation. For additional information, see Note 17 to the unaudited condensed consolidated financial statements.

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

For the nine months ended September 30, 2018, cash paid for capital expenditures totaled $137.0 million (see Note 4 to the unaudited condensed consolidated financial statements) which included $13.5 million of maintenance capital expenditures. For the nine months ended September 30, 2018, there were no contributions to equity method investees (see Note 8 to the unaudited condensed consolidated financial statements).

We anticipate that we will continue to make significant expansion capital expenditures in the future. Consequently, our ability to develop and maintain sources of funds to meet our capital requirements is critical to our ability to meet our growth objectives. We expect that our future expansion capital expenditures will be funded by borrowings under our Revolving Credit Facility and the issuance of debt and equity instruments.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of or during the nine months ended September 30, 2018.

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

The estimates that we deem to be most critical to an understanding of our financial position and results of operations are those related to determination of fair value and recognition of deferred revenue. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management's analyses and judgments. Subsequent experience or use of other methods, estimates or assumptions could produce significantly different results. There have been no changes in the accounting methodology for items that we have identified as critical accounting estimates during the nine months ended September 30, 2018.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our current interest rate risk exposure is largely related to our debt portfolio. As of September 30, 2018, we had $800.0 million principal of fixed-rate Senior Notes and $384.0 million outstanding under our variable rate Revolving Credit Facility (see Note 10 to the unaudited condensed consolidated financial statements). While existing fixed-rate debt mitigates the downside impact of fluctuations in interest rates, future issuances of long-term debt could be impacted by increases in interest rates, which could result in higher overall interest costs. In addition, the borrowings under our Revolving Credit Facility, which have a variable interest rate, also expose us to the risk of increasing interest rates. Our current interest rate risk exposure has not changed materially since December 31, 2017. For additional information, see the "Interest Rate Risk" section included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the 2017 Annual Report.

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

Item 4. Controls and Procedures.

Under the direction of our General Partner's Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of September 30, 2018 and (ii) no change in internal control over financial reporting occurred during the quarter ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Summit Midstream Partners, LP

(Registrant)

By: Summit Midstream GP, LLC (its General Partner)

November 9, 2018	/s/ Matthew S. Harrison

Matthew S. Harrison, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)