Form 10-K
period 2018-12-31
Summit Midstream Partners, LP
filed 2019-02-26
CIK 1549922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

The aggregate market value of the common units held by non-affiliates of the registrant as of June 30, 2018, was $633,243,457.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The registrant had 73,462,254  common units and 1,490,999 general partner units outstanding at February 13, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

None

ORGANIZATIONAL CHART

COMMONLY USED OR DEFINED TERMS

2014 SRS

the Partnership's shelf registration statement initially filed with the SEC in July 2014 and amended in February 2017 which registered an indeterminate amount of common units, debt securities and guarantees (superseded by the 2017 SRS)

2016 Drop Down

the Partnership's March 3, 2016 acquisition from SMP Holdings of substantially all of (i) the issued and outstanding membership interests in Summit Utica,

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

5.5% Senior Notes	Summit Holdings' and Finance Corp.’s 5.5% senior unsecured notes due August 2022
7.5% Senior Notes	Summit Holdings' and Finance Corp.’s 7.5% senior unsecured notes redeemed in March 2017
5.75% Senior Notes	Summit Holdings' and Finance Corp.’s 5.75% senior unsecured notes due April 2025
AMI	area of mutual interest; AMIs require that any production from wells drilled by our customers within the AMI be shipped on and/or processed by our gathering systems
associated natural gas	a form of natural gas which is found with deposits of petroleum, either dissolved in the crude oil or as a free gas cap above the crude oil in the reservoir
ASU	Accounting Standards Update
Audit Committee	the audit committee of the board of directors of our General Partner
Bbl	one barrel; used for crude oil and produced water and equivalent to 42 U.S. gallons
Bcf	one billion cubic feet
Bcfe/d

the equivalent of one billion cubic feet per day; generally calculated when liquids are converted into natural gas; determined using a ratio of six thousand cubic feet of natural gas to one barrel of liquids

Bison Midstream	Bison Midstream, LLC
Board of Directors	the board of directors of our General Partner
CAA	Clean Air Act
CEA	Commodity Exchange Act
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act
CFTC	Commodity Futures Trading Commission
Compensation Committee	the compensation committee of the board of directors of our General Partner
Compensation Consultant	BDO USA, L.L.P.
condensate	a natural gas liquid with a low vapor pressure, mainly composed of propane, butane, pentane and heavier hydrocarbon fractions
Conflicts Committee	the conflicts committee of the board of directors of our General Partner
CWA	Clean Water Act
Deferred Purchase Price Obligation	the deferred payment liability recognized in connection with the 2016 Drop Down; also referred to as DPPO
DFW Midstream	DFW Midstream Services LLC
DJ Basin	Denver-Julesburg Basin
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
DOT	U.S. Department of Transportation
dry gas	natural gas primarily composed of methane where heavy hydrocarbons and water either do not exist or have been removed through processing or treating
Energy Capital Partners	Energy Capital Partners II, LLC and its parallel and co-investment funds; also known as the Sponsor

EPA	Environmental Protection Agency
Epping	Epping Transmission Company, LLC
EPU	earnings or loss per unit
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Finance Corp.	Summit Midstream Finance Corp.
FTC	Federal Trade Commission
GAAP	accounting principles generally accepted in the United States of America
General Partner	Summit Midstream GP, LLC
GHG	greenhouse gas(es)
Grand River	Grand River Gathering, LLC
hub	geographic location of a storage facility and multiple pipeline interconnections
ICA	Interstate Commerce Act
IDR	incentive distribution rights
IPO	initial public offering
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
Mbbl/d	one thousand barrels per day
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
Meadowlark Midstream	Meadowlark Midstream Company, LLC
MMBtu	one million British Thermal Units
MMcf/d	one million cubic feet per day
Mountaineer Midstream	Mountaineer Midstream gathering system
MQD	minimum quarterly distribution
MVC	minimum volume commitment
NAAQS	national ambient air quality standard
NEPA	National Environmental Policy Act
NGA	Natural Gas Act
NGLs

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

shortfall payment	the payment received from a counterparty when its volume throughput does not meet its MVC for the applicable period
SMLP	Summit Midstream Partners, LP
SMLP LTIP	SMLP Long-Term Incentive Plan
SMP Holdings	Summit Midstream Partners Holdings, LLC
SPCC	Spill Prevention Control and Countermeasure
Sponsor	Energy Capital Partners II, LLC and its parallel and co-investment funds; also known as Energy Capital Partners
Summit Holdings	Summit Midstream Holdings, LLC
Summit Investments	Summit Midstream Partners, LLC
Summit Niobrara	Summit Midstream Niobrara, LLC
Summit Marketing	Summit Midstream Marketing, LLC
Summit Permian	Summit Midstream Permian, LLC
Summit Permian II	Summit Midstream Permian II, LLC
Summit Permian Transmission	Summit Permian Transmission, LLC
Summit Utica	Summit Midstream Utica, LLC
Tcfe	the equivalent of one trillion cubic feet
the Company	Summit Midstream Partners, LLC and its subsidiaries
the Partnership	Summit Midstream Partners, LP and its subsidiaries
throughput volume	the volume of natural gas, crude oil or produced water gathered, transported or passing through a pipeline, plant or other facility during a particular period; also referred to as volume throughput
Tioga Midstream	Tioga Midstream, LLC
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

PART I

Item 1. Business.

SMLP is a Delaware limited partnership. References to "we" or "our" refer collectively to SMLP and its subsidiaries. For additional information, see Note 1 to the consolidated financial statements.

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

We classify our midstream energy infrastructure assets into two categories:

•

Core Focus Areas – production basins in which we expect our gathering systems to experience greater long-term growth, driven by our customers’ ability to generate more favorable returns and support sustained drilling and completion activity in varying commodity price environments. In the near-term, we expect to concentrate the majority of our capital expenditures in our Core Focus Areas. Our Utica Shale, Ohio Gathering, Williston Basin, DJ Basin and Permian Basin reportable segments (as described below) comprise our Core Focus Areas.

•

Legacy Areas – production basins in which we expect our gathering systems to experience relatively lower long-term growth compared to our Core Focus Areas, given that our customers require relatively higher commodity prices to support drilling and completion activities in these basins. Upstream production served by our gathering systems in our Legacy Areas is generally more mature, as compared to our Core Focus Areas, and the decline rates for volume throughput on our gathering systems in the Legacy Areas are typically lower as a result. We expect to continue to moderate our near-term capital expenditures in these Legacy Areas. Our Piceance Basin, Barnett Shale and Marcellus Shale reportable segments (as described below) comprise our Legacy Areas.

We are the owner-operator of, or have significant ownership interests in, the following gathering systems, which comprise our Core Focus Areas:

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

•

Tioga Midstream, a crude oil, produced water and associated natural gas gathering system operating in the Williston Basin, which includes the Bakken and Three Forks shale formations in northwestern North Dakota (we have entered into agreements for the sale of Tioga Midstream, as discussed below);

•	Bison Midstream, an associated natural gas gathering system operating in the Williston Basin, which includes the Bakken and Three Forks shale formations in northwestern North Dakota;
•	Niobrara G&P, an associated natural gas gathering and processing system operating in the DJ Basin, which includes the Niobrara and Codell shale formations in northeastern Colorado; and
•	Summit Permian, an associated natural gas gathering and processing system in the northern Delaware Basin, which includes the Bone Spring and Wolfcamp formations, in southeastern New Mexico.

We are the owner-operator of the following gathering systems, which comprise our Legacy Areas:

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

The systems that we operate and/or have significant ownership interests in have a diverse group of customers and counterparties comprising affiliates and/or subsidiaries of some of the largest natural gas and crude oil producers in North America.

Key customers in our Core Focus Areas are as follows:

•	Utica Shale – XTO Energy Inc. ("XTO") and Ascent Resources - Utica, LLC ("Ascent") are the key customers for Summit Utica.
•	Ohio Gathering – Ascent and Gulfport Energy Corporation ("Gulfport") are the key customers for Ohio Gathering;
•

Williston Basin – Whiting Petroleum Corp. ("Whiting") and Zavanna, LLC (“Zavanna”) are the key customers for Polar and Divide. Oasis Petroleum, Inc. ("Oasis") and a large U.S. independent crude oil and natural gas company, are the key customers for Bison Midstream. Hess Corp. (“Hess”) is the key customer for Tioga Midstream.

•	DJ Basin – HighPoint Resources Corporation ("HighPoint") and a large U.S. independent crude oil and natural gas company are the key customers for Niobrara G&P.
•	Permian Basin – XTO is the key customer for Summit Permian.

We believe that our gathering systems in the Core Focus Areas are positioned for long-term growth through further development by our customers and increased utilization of our gathering systems. We intend to continue expanding our operations and creating additional scale in our Core Focus Areas through the execution of new, and the expansion of existing, strategic partnerships with our existing and prospective customers.

Key customers in our Legacy Areas are as follows:

•	Piceance Basin – Caerus Oil & Gas LLC ("Caerus") and Terra Energy Partners LLC ("Terra") are the key customers for Grand River.
•	Barnett Shale – Total Gas & Power North America, Inc. ("Total") is the key customer for DFW Midstream.

•	Marcellus Shale – Antero Resources Corp. ("Antero") is the key customer for Mountaineer Midstream.

We believe that our customers in our Legacy Areas will pursue a slower pace of drilling and completion activity than customers in our Core Focus Areas. As a result, volume throughput in our Legacy Areas could experience a lower rate of growth than our gathering systems in our Core Focus Areas or volume declines. In general, our gathering systems in our Legacy Areas have larger and longer-lived MVCs and experience lower volume throughput decline rates as compared to our gathering systems in our Core Focus Areas. We may also consider divestitures of certain of our lower growth gathering systems included in our Core Focus Areas or our Legacy Areas, which could result in a reallocation of capital or other resources to our Core Focus Areas. For example, in February 2019, SMLP announced that it had executed definitive agreements with Hess Infrastructure Partners LP and one of its affiliates (collectively, “Hess Infrastructure”) related to the sale of Tioga Midstream for cash consideration of $90 million, subject to adjustment.

Our financial results are primarily driven by volume throughput across our gathering systems and by expense management. During 2018, aggregate natural gas volume throughput averaged 1,673 MMcf/d and crude oil and produced water volume throughput averaged 94.9 Mbbl/d. A majority of the volumes that we gather, treat and/or process have a fixed-fee rate structure which enhances the stability of our cash flows by providing a revenue stream that is not directly subject to fluctuations in commodity prices. Activities that expose us directly to commodity prices include (i) the sale of physical natural gas and/or NGLs purchased under percentage-of-proceeds arrangements with certain of our customers on the Bison Midstream and Grand River systems, (ii) natural gas and crude oil marketing services in and around our gathering systems, (iii) the sale of natural gas we retain from certain DFW Midstream customers and (iv) the sale of condensate we retain from our gathering services at Grand River. These additional activities, including marketing transactions comprised of buy and sell arrangements, directly expose us to fluctuations in commodity prices and accounted for approximately 27% of total revenues during the year ended December 31, 2018. These additional activities, excluding marketing transactions comprised of buy and sell arrangements, accounted for approximately 11% of total revenues during the year ended December 31, 2018.

In addition, the vast majority of our gathering and/or processing agreements in both our Core Focus Areas and our Legacy Areas include AMIs. Our AMIs cover approximately 3.3 million surface acres in the aggregate, which includes more than 0.8 million surface acres associated with Ohio Gathering. Certain of our gathering and processing agreements also include MVCs. To the extent the customer does not meet its MVC, it must make an MVC shortfall payment to cover the shortfall of required volume throughput not shipped or processed, either on a monthly, annual or multi-year basis. We have designed our MVC provisions to ensure that we will generate a certain amount of revenue from each customer over the life of the associated gathering and/or processing agreement, whether by collecting gathering or processing fees on actual throughput or from cash payments to cover any MVC shortfall. As of December 31, 2018, we had remaining MVCs totaling 2.2 Tcfe. Our MVCs have a weighted-average remaining life of 6.4 years (assuming contracted minimum volume commitments for the remainder of the term) and average approximately 1.0 Bcfe/d through 2023.

We use a variety of financial and operational metrics to analyze our performance, including among others, throughput volume, revenues, operation and maintenance expenses and segment adjusted EBITDA. We view each of these operational and/or GAAP metrics as important factors in evaluating our profitability and determining the amount of cash distributions we pay to our unitholders.

For additional information on our results of operations, see Item 6. Selected Financial Data and the "Results of Operations" section included in the Item 7. MD&A.

Our Sponsor and Summit Investments.  Energy Capital Partners, together with its affiliated funds, is a private equity firm with over $19.0 billion in capital commitments that is focused on investing in North America's energy infrastructure. Energy Capital Partners has significant energy and financial expertise to complement its investment in us, including investments in the power generation, midstream oil and gas, electric transmission, energy equipment and services, environmental infrastructure and other energy-related sectors.

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

Recent Developments

On February 26, 2019, we announced our execution of the following agreements:

•	Purchase and sale agreements with Hess Infrastructure pursuant to which SMLP agreed to sell Tioga Midstream for $90 million, subject to adjustment (“Tioga PSAs”).
•

An amendment to the Contribution Agreement (the “Amendment”) related to the 2016 Drop Down pursuant to which the Partnership shall make a cash payment of $100 million to SMP Holdings. Following the closing of the Amendment, the Remaining Consideration will be fixed at $303.5 million, and will be payable by the Partnership in one or more payments over the period from March 1, 2020 through December 31, 2020, payable in (i) cash, (ii) the Partnership’s common units or (iii) a combination of cash and the Partnership’s common units, at the discretion of the Partnership. No less than 50% of the Remaining Consideration shall be paid on or before June 30, 2020 and interest shall accrue at a rate of 8% per annum on any portion of the Remaining Consideration that remains unpaid after March 31, 2020.

•

An equity restructuring agreement with the General Partner and SMP Holdings (the “Equity Restructuring Agreement”) pursuant to which the IDRs and the 2% general partner interest held by the General Partner will be converted into 8,750,000 common units and a non-economic general partner interest (the “Equity Restructuring” and collectively with the Tioga PSAs and the Amendment, the “February 2019 Transactions”).

The February 2019 Transactions are expected to close before the end of the first quarter of 2019, subject to customary closing conditions. Immediately following the closing of the Equity Restructuring Agreement, SMP Holdings will directly own a 42.1% limited partner interest in SMLP and an affiliate of Energy Capital Partners II, LLC will directly own a 7.2% limited partner interest in SMLP. In connection with the February 2019 Transactions, the Partnership announced that it expects to reduce its common unit distribution to $0.2875 per quarter, beginning with the distribution to be paid in respect of the first quarter of 2019.

Business Strategies

Our key business strategies are as follows:

•

Maintaining our focus on fee-based revenue with minimal direct commodity price exposure.  We intend to maintain our focus on providing midstream energy services under primarily long-term and fee-based contracts. We believe that our focus on fee-based revenues with minimal direct commodity price exposure is essential to maintaining stable cash flows.

•

Enhancing our asset base by expanding our midstream service offerings in our Core Focus Areas.  The systems that comprise our Core Focus Areas are located in production basins that we believe enable our customers to generate more favorable upstream returns and support sustained drilling and completion activity in varying commodity price environments. In some cases, production from our customers in these Core Focus Areas is expected to grow in excess of our existing throughput capacity over time, which will create opportunities for additional midstream infrastructure development. We intend to leverage our management team's expertise in constructing, developing and optimizing our midstream assets to enhance our operating footprint and increase our scale in our Core Focus Areas.

•

Maintaining strong producer relationships to maximize utilization of all of our midstream assets.  We have cultivated strong producer relationships by focusing on customer service, reliable project execution and by operating our assets safely and reliably over time. We believe that our strong producer relationships will create future opportunities to optimize the utilization of the gathering systems in our Legacy Areas and develop new midstream energy infrastructure in our Core Focus Areas.

•

Allocating capital to maximize unitholder value.  The Partnership will seek to maximize unitholder value by allocating its available capital and maintaining its commitment to risk-informed stable cash flows. This may include a re-allocation of capital into new areas, existing areas or other obligations of the Partnership, including the Deferred Purchase Price Obligation. We may execute on opportunistic divestitures as part of this strategy, which could include certain assets located in our Core Focus Areas or Legacy Areas. For example, in February 2019, SMLP announced that it had executed definitive agreements with Hess Infrastructure related to the sale of Tioga Midstream for cash consideration of $90 million, subject to adjustment.

•

Continuing to prioritize safe and reliable operations. We believe that providing safe, reliable and efficient operations is a key component of our business strategy. We place a strong emphasis on employee training, operational procedures, and enterprise technology, and we intend to continue promoting a high standard with respect to the efficiency of our operations and the safety of all of our constituents.

Our Midstream Assets

Our midstream assets, including assets in which we have a significant ownership interest, currently operate in the following unconventional resource plays:

Core Focus Areas

•	the Utica Shale, which is served by Summit Utica;
•	Ohio Gathering, which operates in the Appalachian Basin and includes our ownership interests in OGC and OCC;
•	the Williston Basin, which is served by Polar and Divide, Tioga Midstream and Bison Midstream;
•	the DJ Basin, which is served by Niobrara G&P; and
•	the Permian Basin, which is served by Summit Permian.

Legacy Areas

•	the Piceance Basin, which is served by Grand River;
•	the Barnett Shale, which is served by DFW Midstream; and
•	the Marcellus Shale, which is served by Mountaineer Midstream.

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

We earn revenue by providing gathering, compression, treating and/or processing services pursuant to primarily long-term and fee-based gathering and processing agreements with some of the largest and most active producers in North America. The fee-based nature of these agreements enhances the stability of our cash flows by limiting our direct commodity price exposure.

The significant features of our gathering and processing agreements and the gathering systems to which they relate are discussed in more detail below. For additional operating and financial performance information, on a consolidated basis and by reportable segment, see the "Results of Operations" section in Item 7. MD&A.

Areas of Mutual Interest.  The vast majority of our gathering and processing agreements contain AMIs, some of which extend through 2036. The AMIs generally require that any production by our customers within the AMIs will be shipped on and/or processed by our assets. In general, our customers have not leased acreage that cover our entire AMIs but, to the extent that they lease additional acreage within our AMIs in the future, any production from wells drilled by them within that AMI will be dedicated to our systems.

Under certain of our gathering agreements, we have agreed to construct pipeline laterals to connect our gathering systems to producer pad sites located within the AMI. However, in certain circumstances we may choose not to fund a pad connection opportunity presented by a customer or we may choose not to fund capital calls in Ohio Gathering if we believe that the investment would not meet our internal return expectations. Under this scenario, the customer may, in certain circumstances, construct the infrastructure itself and sell it to us at a price equal to their cost plus an applicable profit margin, or, in some cases, we may release the relevant acreage dedication from the AMI. For Ohio Gathering, our joint venture partner may elect to fund 100% of the capital call, which could reduce our ownership interests in OGC and/or OCC.

Minimum Volume Commitments.  Certain of our gathering and/or processing agreements contain MVCs, which, like AMIs, benefit the development and ongoing operation of a gathering system because they provide a contracted monthly, annual or multi-year minimum revenue stream. As of December 31, 2018, we had remaining MVCs totaling 2.2 Tcfe. Our MVCs had a weighted-average remaining life of 6.4 years (assuming contracted minimum volume commitments for the remainder of the term) and average approximately 1.0 Bcfe/d through 2023. In addition, certain of our customers have an aggregate MVC, which is a total amount of volume throughput that the customer has agreed to ship and/or process on our systems (or an equivalent monetary amount) over the MVC term. In these cases, once a customer achieves its aggregate MVC, any remaining future MVCs will terminate and the customer will then simply pay the applicable gathering or processing rate multiplied by the actual throughput volumes shipped or processed, pursuant to the contract. As a result of this mechanism, in many cases, the weighted-average remaining period for which our MVCs apply is less than the weighted-average of the remaining contract life.

For additional information on our MVCs, see Notes 2 and 9 to the consolidated financial statements.

Utica Shale

The following table provides operating information regarding our Utica Shale reportable segment as of December 31, 2018.

	Aggregate throughput capacity (MMcf/d)	Average daily MVCs through 2023 (MMcf/d)	Remaining MVCs (Bcf)	Weighted-average remaining contract life (Years)	Weighted-average remaining MVC life (Years)
Utica Shale	720	n/a	n/a	10.9	n/a

Summit Utica.  The Summit Utica system is a natural gas gathering system located in Belmont and Monroe counties in southeastern Ohio and serves producers targeting the dry gas window of the Utica and Point Pleasant shale formations. The Summit Utica system gathers and delivers natural gas, primarily under long-term, fee-based gathering agreements, which include acreage dedications. XTO and Ascent are the key customers of Summit Utica.

We have connected a substantial number of our customers’ pad sites to our gathering system and we expect to benefit in the near-term from incremental volumes arising from drilling and completion activity that is occurring and will continue to occur on previously connected pad sites. Over time, we intend to expand our midstream service offering for the Summit Utica system to connect additional customer pad sites and install centralized compression facilities. Centralized compression services have been dedicated to us in our gathering agreements and will eventually constitute a new revenue stream from our customers; however, to date, this service has not been required given the relatively high downhole pressures exhibited by dry gas wells in the Utica Shale compared to other unconventional shale plays.

The Summit Utica system interconnects with the Ohio River System pipeline, which delivers to the Clarington Hub in Clarington, Ohio.

The Summit Utica system currently provides natural gas midstream services for the Utica Shale reportable segment.

Ohio Gathering

Ohio Gathering.  Ohio Gathering comprises a natural gas gathering system and condensate stabilization facility located in the core of the Utica Shale in southeastern Ohio. The gathering system spans the condensate, liquids-rich and dry gas windows of the Utica Shale for multiple producers that are targeting production from the Utica and Point Pleasant shale formations across Belmont, Monroe, Guernsey, Harrison and Noble counties in southeastern Ohio. Substantially all gathering services on the Ohio Gathering system are provided pursuant to long-term, fee-based gathering agreements. Ascent and Gulfport are Ohio Gathering's key customers. AMIs for Ohio Gathering total approximately 825,000 surface acres in the aggregate.

Condensate and liquids-rich natural gas production is gathered, compressed, dehydrated and delivered to the Cadiz and Seneca processing complexes, which total approximately 1.3 Bcf/d of processing capacity and are owned by a joint venture between MPLX LP (“MPLX”) and The Energy and Minerals Group. Dry gas production is gathered, dehydrated, compressed, and delivered to third-party pipelines serving the northeast and mid-west markets.

Ohio Gathering also operates one of the largest condensate stabilization facilities in Ohio. This facility serves as the origination point for MPLX’s Cornerstone Pipeline which delivers condensate to Marathon Petroleum’s refinery in Canton, Ohio.

As of December 31, 2018, we owned a 40% ownership interest in Ohio Gathering. For additional information, see Note 8 to the consolidated financial statements.

Williston Basin

The following table provides operating information regarding our Williston Basin reportable segment as of December 31, 2018.

	Aggregate throughput capacity - liquids (Mbbl/d)	Aggregate throughput capacity - natural gas (MMcf/d)	Average daily MVCs through 2023 (MMcfe/d) (1)	Remaining MVCs (Bcfe) (1)	Weighted-average remaining contract life (Years) (1)(2)	Weighted-average remaining MVC life (Years) (1)(2)
Williston Basin	300	46	78	143	4.0	3.2

__________

(1) Contract terms related to MVCs are presented for liquids and natural gas on a combined basis.

(2) Weighted average based on total remaining MVC (total remaining MVCs multiplied by average rate).

AMIs for the Williston Basin reportable segment total approximately 1.3 million surface acres in the aggregate.

Polar and Divide.  The Polar and Divide system, which is located primarily in Williams and Divide counties in northwestern North Dakota, owns, operates and is currently developing crude oil and produced water gathering systems and transmission pipelines serving multiple customers that are targeting crude oil production from the Bakken and Three Forks shale formations. The Polar and Divide system is underpinned by long-term, fee-based gathering agreements, which include acreage dedications. Whiting and Zavanna are the key customers of the Polar and Divide system.

Crude oil that is gathered by the Polar and Divide system is delivered to interconnects with (i) the Dakota Access Pipeline, (ii) the COLT Hub rail facility, (iii) Enbridge Inc’s North Dakota Pipeline System, and (iv) Global Partners LP's Basin Transload rail terminal. Produced water is delivered to third-party disposal facilities.

The Polar and Divide system currently provides crude oil and produced water midstream services for the Williston Basin reportable segment.

Tioga Midstream.  The Tioga Midstream system, which currently provides associated natural gas, crude oil and produced water midstream services for the Williston Basin reportable segment, is located in Williams County, North Dakota. Gathering services on the Tioga Midstream system are primarily provided pursuant to long-term, fee-based gathering agreements with Hess, which is primarily targeting crude oil production from the Bakken and Three Forks shale formations. The gathering agreements include an annual rate redetermination mechanism, which effectively serves to protect future cash flows by resetting the gathering rate upward from pre-established base gathering rates in the event that Hess under performs from certain pre-established minimum production thresholds. The annual rate redeterminations can also reset the gathering rate lower in the event that Hess exceeds the minimum production threshold.

All crude oil, produced water and natural gas gathered on the Tioga Midstream system is delivered to downstream pipelines and disposal wells (for produced water) that are owned and operated by affiliates of Hess Infrastructure Partners LP. In February 2019, SMLP announced that it had executed definitive agreements with Hess Infrastructure related to the sale of Tioga Midstream for cash consideration of $90 million, subject to adjustment.

Bison Midstream.  The Bison Midstream system is located in Mountrail and Burke counties in northwestern North Dakota. Bison Midstream gathers, compresses and treats associated natural gas that exists in the crude oil stream produced from the Bakken and Three Forks shale formations. Our gathering agreements for the Bison Midstream system include long-term, fee-based or percent-of-proceeds contracts. Volume throughput on the Bison Midstream system is underpinned by acreage dedications and MVCs from its key customers. A large U.S. independent crude oil and natural gas company and Oasis are the key customers of Bison Midstream.

Natural gas gathered on the Bison Midstream system is delivered to Aux Sable Midstream LLC's (“Aux Sable”) Palermo Conditioning Plant in Palermo, North Dakota and then delivered to downstream pipelines serving Aux Sable’s 2.1 Bcf/d natural gas processing plant in Channahon, Illinois.

The Bison Midstream system currently provides associated natural gas midstream services for the Williston Basin reportable segment.

DJ Basin

The following table provides operating information regarding our DJ Basin reportable segment as of December 31, 2018.

	Aggregate throughput capacity (MMcf/d)	Average daily MVCs through 2023 (MMcf/d)	Remaining MVCs (Bcf)	Weighted-average remaining contract life (Years) (1)	Weighted-average remaining MVC life (Years) (1)
DJ Basin	20	10	19	8.0	4.6

__________

(1) Weighted average based on total remaining MVC (total remaining MVCs multiplied by average rate).

AMIs for the DJ Basin reportable segment total approximately 185,000 surface acres in the aggregate.

Niobrara G&P.  The Niobrara G&P system is located near Hereford, Colorado, in Weld County, the largest crude oil and natural gas producing county in the state. Gathering and processing services on the Niobrara G&P system are provided pursuant to long-term, fee-based gathering agreements with producers that are primarily targeting crude oil production from the Niobrara and Codell shale formations. HighPoint and a large U.S. independent crude oil and natural gas company are the key customers of the Niobrara G&P system and have underpinned our volume throughput with acreage dedications and MVCs.

The Niobrara G&P system operates a low-pressure associated natural gas gathering system, and a cryogenic natural gas processing plant with processing capacity of 20 MMcf/d. The Niobrara G&P system also processes liquids-rich natural gas that is produced by a customer in Laramie County, Wyoming and is delivered to the inlet of our processing plant by a third-party gathering system.

In November 2017, we announced the expansion of our existing gathering and processing complex with the addition of a new 60 MMcf/d cryogenic processing plant. We expect the new 60 MMcf/d processing plant to become operational in 2019.

Residue gas is delivered to the Colorado Interstate Gas pipeline and processed NGLs are delivered to the Overland Pass Pipeline.

The Niobrara G&P system currently provides midstream services for the DJ Basin reportable segment.

Permian Basin

The following table provides operating information regarding our Permian Basin reportable segment as of December 31, 2018.

	Aggregate throughput capacity (MMcf/d)	Average daily MVCs through 2023 (MMcf/d)	Remaining MVCs (Bcf)	Weighted-average remaining contract life (Years)	Weighted-average remaining MVC life (Years)
Permian Basin (1)	60	n/a	n/a	9.4	n/a

__________

(1) Contract terms related to MVCs are excluded for confidentiality purposes.

AMIs for the Permian Basin reportable segment total more than 88,000 surface acres in the aggregate.

Summit Permian.  The Summit Permian system is a newly-commissioned associated natural gas gathering and processing system located in the northern Delaware Basin in Eddy and Lea counties in New Mexico. Gathering and processing services on the Summit Permian system are provided pursuant to long-term, fee-based gathering agreements with producers that are primarily targeting crude oil production from the Bone Spring and Wolfcamp shale formations. XTO is the key customer of the Summit Permian system.

Summit Permian commissioned its initial assets, which comprise a low-pressure natural gas gathering system and a 60 MMcf/d cryogenic processing plant, in December 2018. Our processing complex will have the ability to be expanded to over 600 MMcf/d of processing capacity, as warranted, to meet customer needs. Over time, we expect to expand our midstream assets to accommodate ancillary services, including crude oil and produced water gathering.

Residue natural gas is delivered to the Transwestern Pipeline and processed NGLs are delivered to the Lone Star NGL Pipeline.

Piceance Basin

The following table provides operating information regarding our Piceance Basin reportable segment as of December 31, 2018.

	Aggregate throughput capacity (MMcf/d)	Average daily MVCs through 2023 (MMcf/d)	Remaining MVCs (Bcf)	Weighted-average remaining contract life (Years) (1)	Weighted-average remaining MVC life (Years) (1)
Piceance Basin	1,262	486	1,091	10.3	6.5

__________

(1) Weighted average based on total remaining MVC (total remaining MVCs multiplied by average rate).

AMIs for the Piceance Basin reportable segment total approximately 650,000 surface acres in the aggregate.

Grand River.  Grand River is primarily located in Garfield County, one of the largest natural gas producing counties in Colorado. The Grand River system provides gathering services pursuant to primarily long-term and fee-based agreements with multiple producers, including its key customers, Caerus and Terra. Volume throughput on the Grand River system is underpinned with acreage dedications and MVCs.

The Grand River system is primarily a low-pressure gathering system that gathers natural gas produced from directional wells targeting the liquids-rich Mesaverde formation. The Grand River system also gathers natural gas from our customers' wells targeting the Mancos and Niobrara shale formations, which underlie the Mesaverde formation, via a medium-pressure gathering system.

Natural gas gathered and/or processed on the Grand River system is compressed, dehydrated, processed and/or discharged to downstream pipelines serving (i) the Meeker Processing Complex, (ii) the Northwest Pipeline system and (iii) the TransColorado Pipeline system. Processed NGLs from Grand River are injected into the Mid-America Pipeline system or delivered to local markets. In addition, certain of our gathering agreements with our customers on the Grand River system permit us to retain condensate volumes that naturally discharge from the liquids-rich natural gas as it moves across our system.

The Grand River system currently provides midstream services for the Piceance Basin reportable segment.

Barnett Shale

The following table provides operating information regarding our Barnett Shale reportable segment as of December 31, 2018.

	Throughput capacity (MMcf/d)	Average daily MVCs through 2023 (MMcf/d)	Remaining MVCs (Bcf)	Weighted-average remaining contract life (Years) (1)	Weighted-average remaining MVC life (Years) (1)
Barnett Shale	480	6	11	6.6	0.8

__________

(1) Weighted average based on total remaining MVC (total remaining MVCs multiplied by average rate).

AMIs for the Barnett Shale reportable segment total more than 120,000 surface acres.

DFW Midstream.  The DFW Midstream system is primarily located in southeastern Tarrant County, in north-central Texas. We consider this area to be the core of the core of the Barnett Shale because of the quality of the geology and the high production profile of the wells drilled to date. For example, the two largest and five of the 10 largest wells drilled in the Barnett Shale are connected to the DFW Midstream system. The DFW Midstream system is underpinned by a long-term, fee-based gathering agreement with Total and additional customers.

The DFW Midstream system includes natural gas gathering pipelines located under both private and public property and is partially located along existing electric transmission corridors. Compression on the system is powered by electricity. To offset the costs we incur to operate the system's electric-drive compressors, we either retain a fixed percentage of the natural gas that we gather or pass through a portion of the power expense to our customers.

The DFW Midstream system currently has six primary interconnections with third-party, primarily intrastate pipelines. These interconnections enable us to connect our customers, directly or indirectly, with the major natural gas market hubs in Texas and Louisiana.

The DFW Midstream system currently provides midstream services for the Barnett Shale reportable segment.

Marcellus Shale

The following table provides operating information regarding our Marcellus Shale reportable segment as of December 31, 2018.

	Throughput capacity (MMcf/d)	Average daily MVCs through 2023 (MMcf/d)	Remaining MVCs (Bcf)	Weighted-average remaining contract life (Years)	Weighted-average remaining MVC life (Years)
Marcellus Shale (1)	1,050	n/a	n/a	n/a	n/a

__________

(1) Contract terms related to MVCs are excluded for confidentiality purposes.

Mountaineer Midstream.  The Mountaineer Midstream system is located in Doddridge and Harrison counties in West Virginia where it gathers natural gas under a long-term, fee-based contract with Antero, which is targeting liquids-rich natural gas production from the Marcellus Shale formation. Volume throughput on the Mountaineer Midstream system is underpinned by MVCs from Antero.

The Mountaineer Midstream system, which is underpinned by a minimum revenue commitment from Antero, consists of a high-pressure natural gas gathering system and two compressor stations. This system gathers high-pressure natural gas received from upstream pipeline interconnections with Antero Midstream Partners, LP and Crestwood Equity Partners LP. Mountaineer Midstream serves as a critical inlet to the Sherwood Processing Complex, a primary destination for liquids-rich natural gas in northern West Virginia and one of the largest natural gas processing facilities in the United States.

The Mountaineer Midstream system currently provides midstream services for the Marcellus Shale reportable segment.

For additional information relating to our business and gathering systems, see the "Trends and Outlook" and "Results of Operations" sections in Item 7. MD&A.

Regulation of the Natural Gas and Crude Oil Industries

General.  Sales by producers of natural gas, crude oil, condensate and NGLs are currently made at market prices. However, gathering and transportation services are subject to various types of regulation, which may affect certain aspects of our business and the market for our services. FERC regulates the transportation of natural gas in interstate commerce and the interstate transportation of crude oil, petroleum products and NGLs. FERC regulation includes reviewing and accepting or approving rates and other terms and conditions for such transportation services. FERC is also authorized to prevent and sanction market manipulation in natural gas markets while the FTC is authorized to prevent and sanction market manipulation in petroleum markets. State and municipal regulations may apply to the production and gathering of certain natural gas, the construction and operation of natural gas and crude oil facilities and the rates and practices of gathering systems and intrastate pipelines.

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

Regulation of the Gathering and Transportation of Natural Gas and Crude Oil.  We believe that the majority of our natural gas pipeline facilities qualify as gathering facilities that are exempt from the jurisdiction of FERC. On February 1, 2016, Epping's FERC tariff for interstate movements of crude oil on its Epping Pipeline in North Dakota became effective. That tariff is subject to FERC jurisdiction and oversight pursuant to FERC's authority under the ICA. Additionally, our proposed Double E Pipeline Project, which is currently in the pre-filing stage at FERC and is anticipated to provide natural gas transmission service from southeastern New Mexico to the Waha Hub in Texas will be subject to FERC jurisdiction once approved. We are also generally subject to FERC's anti-market manipulation regulations. The distinction between federally unregulated natural gas and crude oil pipelines and FERC-regulated natural gas and crude oil pipelines has been the subject of extensive litigation and changes in the policies and interpretations of laws and regulations. In addition, the status of any individual pipeline system may be determined by FERC on a case-by-case basis, although FERC has made no such determinations as to the status of our facilities. Consequently, the classification and regulation of pipeline systems (including some of our pipelines) could change based on future determinations by FERC or the courts.

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

Water Discharges.  The CWA and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into regulated waters, which impacts our ability to conduct construction activities in waters and wetlands. Certain state regulations and the general permits issued under the Federal National Pollutant Discharge Elimination System program prohibit the discharge of pollutants and chemicals. In addition, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. These permits require us to control storm water runoff from some of our facilities. Some states also maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater conditions. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations. Except as otherwise disclosed in this annual report, we believe that we are in substantial compliance with all applicable requirements of the CWA and analogous state laws and regulations relating to water discharges.

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

Hydraulic Fracturing. Hydraulic fracturing is an important and increasingly common practice that is used to stimulate production of natural gas and/or crude oil from dense subsurface rock formations and is primarily presently regulated by state agencies. However, Congress has in the past and may in the future consider legislation to regulate hydraulic fracturing by federal agencies. Many states have already adopted laws and/or regulations that require disclosure of the chemicals used in hydraulic fracturing. A number of states have adopted, and other states are considering adopting, legal requirements that could impose more stringent permitting, disclosure and well construction requirements on oil and/or natural gas drilling activities. For example, a Colorado ballot initiative, Proposition 112, would have substantially increased setback distances for various upstream activities, thereby substantially restricting new oil and gas development in the state. Although Proposition 112 was defeated in the November 2018 elections, similar efforts in Colorado and elsewhere, if passed, could restrict oil and gas development in the future. States also could elect to prohibit hydraulic fracturing altogether, as New York, Maryland, and Vermont have done. In addition, certain local governments have adopted, and additional local governments may adopt, ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular.

The EPA has also moved forward with various regulatory actions, including approving new regulations requiring green completions of hydraulically-fractured wells and corresponding reporting requirements that went into effect in 2015. Revisions to the green completion regulations were finalized in June 2016 and include additional requirements to reduce methane and VOCs. The EPA announced in April 2017 that it would review these regulations and has proposed to stay their requirements. However, the regulations currently remain in effect. The BLM has also asserted regulatory authority over aspects of the hydraulic fracturing process, and issued a final rule in March 2015 that established more stringent standards for performing hydraulic fracturing on federal and Indian lands. However, in December 2017, the BLM published a final rule rescinding the 2015 rule. The rescission rule is currently subject to a legal challenge. Further, several federal governmental agencies are conducting reviews and studies on the environmental aspects of hydraulic fracturing, including the EPA. The results of such reviews or studies could spur initiatives to further regulate hydraulic fracturing.

State and federal regulatory agencies recently have focused on a possible connection between the hydraulic fracturing related activities and the increased occurrence of seismic activity. When caused by human activity, such events are called induced seismicity. Some state regulatory agencies, including those in Colorado, Ohio, and Texas, have modified their regulations or guidance to account for induced seismicity. These developments could result in additional regulation and restrictions on the use of injection disposal wells and hydraulic fracturing. Such regulations and restrictions could cause delays and impose additional costs and restrictions on our customers.

If new or more stringent federal, state or local legal restrictions relating to drilling activities or to the hydraulic fracturing process are adopted, this could result in a reduction in the supply of natural gas and/or crude oil that our customers produce, and could thereby adversely affect our revenues and results of operations. Compliance with such rules could also generally result in additional costs, including increased capital expenditures and operating costs, for our customers, which could ultimately decrease end-user demand for our services and could have a material adverse effect on our business.

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

Other Information

Employees.  SMLP does not have any employees. All of the employees required to conduct and support its operations are employed by Summit Investments, but these individuals are sometimes referred to as our employees. The officers of our General Partner manage our operations and activities. As of December 31, 2018, Summit Investments employed 330 people who provide direct, full-time support to our operations. None of our employees are covered by collective bargaining agreements, and we have never experienced any business interruption as a result of any labor disputes.

Availability of Reports.  We make certain filings with the SEC, including, among other filings, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments and exhibits to those reports, available free of charge through our website, www.summitmidstream.com, as soon as reasonably practicable after the date they are filed with, or furnished to, the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC through the SEC’s website, http://www.sec.gov. Our press releases and recent investor presentations are also available on our website.

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

We may not have sufficient available cash from operating surplus each quarter to maintain or increase the distributions to holders of our common units and we expect to reduce our common unit distribution from $0.575 for the quarter ended December 31, 2018 to $0.2875 for the quarter ending March 31, 2019. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

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

In addition, the actual amount of cash we will have available for distribution will depend on other factors, some of which are beyond our control, including:

•	the level and timing of capital expenditures we make;
•	the level of our operating, maintenance and general and administrative expenses, including reimbursements of expenses incurred on our behalf by our General Partner;
•	the cost of acquisitions, if any;
•	our ability to sell assets, if any, and the price that we may receive for such assets;
•	our debt service requirements and other liabilities, including the Deferred Purchase Price Obligation;
•	fluctuations in our working capital needs;

•	our ability to borrow funds and access the debt and equity capital markets;
•	restrictions contained in our debt agreements;
•	the amount of cash reserves established by our General Partner;
•	not receiving anticipated shortfall payments from our customers;
•	adverse legal judgments, fines and settlements;
•	distributions paid on our Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (the “Series A Preferred Units”); and
•	other business risks affecting our cash levels.

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

Our operations are focused on gathering, treating and processing services in the following unconventional resource basins, primarily shale formations: the Utica Shale, the Williston Basin, the DJ Basin and the Permian Basin. Due to our limited industry diversity, adverse developments in the natural gas and crude oil industries or in our existing areas of operation could have a significantly greater impact than if we did not have such limited diversity on our financial condition, results of operations and cash flows.

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

Fluctuations in energy prices can also greatly affect the development of new crude oil and natural gas reserves. Drilling and production activity generally decreases as commodity prices decrease. In general terms, the prices of crude oil, natural gas and other hydrocarbon products fluctuate in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control. These factors include:

•	worldwide economic and geopolitical conditions;
•	weather conditions and seasonal trends;
•	the levels of domestic production and consumer demand;
•	the availability of imported liquefied natural gas (“LNG”);
•	the ability to export LNG;
•	the availability of transportation and storage systems with adequate capacity;
•	the volatility and uncertainty of regional pricing differentials and premiums;
•	the price and availability of alternative fuels, including alternative fuels that benefit from government subsidies;
•	the effect of energy conservation measures;
•	the nature and extent of governmental regulation and taxation; and
•	the anticipated future prices of crude oil, natural gas and other hydrocarbon products, including NGLs.

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

Any significant decrease in the demand for natural gas and crude oil could reduce the volumes of natural gas and crude oil that we gather and process, which could adversely affect our business and operating results.

The volumes of natural gas and crude oil that we gather and process depend on the supply and demand for natural gas and crude oil and other hydrocarbon products in the areas served by our assets. Natural gas and crude oil compete with other forms of energy available to users, including electricity, coal, other fuels and alternative energy. Increased demand for such forms of energy at the expense of natural gas and crude oil could lead to a reduction in demand for our services. Any such reduction could result in a decline in our revenues and cash flows and materially adversely affect our ability to make cash distributions to our unitholders.

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

We also may be required to incur additional costs and expenses in connection with the design and installation of our facilities due to their location and surrounding terrain. We may be required to install additional facilities, incur additional capital and operating expenditures, or experience interruptions in or impairments of our operations to the extent that the facilities are not designed or installed correctly. For example, certain of our pipeline facilities are located in mountainous areas such as our Utica Shale and Marcellus Shale operations, which may require specially designed facilities and special installation considerations. If such facilities are not designed or installed correctly, do not perform as intended, or fail, we may be required to incur significant expenditures to correct or repair the deficiencies, or may incur significant damages to or loss of facilities, and our operations may be interrupted as a result of deficiencies or failures. In addition, such deficiencies may cause damage to the surrounding environment, including slope failures, stream impacts and other natural resource damages, and we may as a result also be subject to increased operating expenses or environmental penalties and fines.

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

One of the ways we intend to grow our business is through organic growth projects such as the construction of the new natural gas processing infrastructure in the DJ Basin and Permian Basin. The construction of additions or modifications to our existing systems, including our expanded processing facilities in the DJ Basin, and the construction of new midstream assets, including our newly commissioned processing plant in the Permian Basin, involve numerous regulatory, environmental, political, legal and economic uncertainties that are beyond our control.

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

In addition, the construction of additions or modifications to our existing gathering, treating and processing assets and the construction of new midstream assets may require us to obtain federal, state, and local regulatory environmental or other authorizations. The approval process for gathering, treating and processing activities has become increasingly challenging, due in part to state and local concerns related to unregulated exploration and production and gathering, treating and processing activities in new production areas. Such authorization may not be granted or, if granted, such authorization may include burdensome or expensive conditions. As a result, we may be unable to obtain such authorizations and may, therefore, be unable to connect new volumes to our systems or capitalize on other attractive expansion opportunities. A future government shutdown could delay the receipt of any federal regulatory approvals. Additionally, it may become more expensive for us to obtain authorizations or to renew existing authorizations. If the cost of renewing or obtaining new authorizations increases materially, our cash flows could be materially adversely affected.

We require access to significant amounts of additional capital to implement our growth strategy, as well as to meet potential future capital requirements under certain of our gathering and processing agreements. Limited access and/or availability of the debt and equity capital markets could impair our ability to grow or cause us to be unable to meet future capital requirements.

To expand our asset base, whether through acquisitions or organic growth, we will need to make expansion capital expenditures. We also frequently consider and enter into discussions with third parties regarding potential acquisitions. In addition, the terms of certain of our gathering and processing agreements also require us to spend significant amounts of capital, over a short period of time, to construct and develop additional midstream assets to support our customers' development projects. Depending on our customers' future development plans, it is possible that the capital required to construct and develop such assets could exceed our ability to finance those expenditures using our cash reserves or available capacity under our Revolving Credit Facility.

We plan to use cash from operations, incur borrowings and/or sell additional common units or other securities to fund our future expansion capital expenditures. Using cash from operations to fund expansion capital expenditures will directly reduce our cash available for distribution to unitholders. Our ability to obtain financing or to access the capital markets for future debt or equity offerings may be limited by (i) our financial condition at the time of any such financing or offering, (ii) covenants in our debt agreements, (iii) restrictions imposed by our Series A Preferred Units; (iv) general economic conditions and contingencies, (v) the impact of any secondary offering of common units by Summit Investments or the Sponsor and (vi) general weakness in the debt and equity capital markets and other uncertainties that are beyond our control. Furthermore, we do not have a contractual commitment from our Sponsor or Summit Investments to provide any direct or indirect financial assistance to us. Furthermore, market demand for equity issued by master limited partnerships has been significantly lower in recent years than it has been historically, which may make it more challenging for us to finance our expansion capital expenditures and acquisition capital expenditures with the issuance of additional equity. We recently announced a planned reduction in our common unit distribution, and this reduction may further reduce demand for our common units. As such, if we are unable to raise expansion capital, we may lose the opportunity to make acquisitions, pursue new organic development projects, or to gather, treat and process new production volumes from our customers with whom we have agreed to construct and develop midstream assets in the future. Even if we are successful in obtaining funds for expansion capital expenditures through equity or debt financings, the terms thereof could limit our ability to pay distributions to our common unitholders. In addition, incurring additional debt may significantly increase our interest expense and financial leverage, and issuing additional units representing limited partner interests may result in significant common unitholder dilution and increase the aggregate amount of cash required to maintain the then-current distribution rate, which could materially decrease our ability to pay distributions at the then-current distribution rate.

Because our common units are yield-oriented securities, increases in interest rates could materially adversely impact our unit price, our ability to issue equity or incur debt for acquisitions or other purposes and our ability to make cash distributions to our unitholders.

Interest rates are generally near historic lows and may increase in the future. While borrowing costs came down for the oil and natural gas industry as a whole, the Federal Reserve announced that it raised its benchmark federal-funds rate from 1.25% and 1.50% to a range between 2.25% and 2.50% in December 2018. As a result, interest rates on our future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase. As with other yield-oriented securities, our unit price is impacted by the level of our cash distributions and implied distribution yield. The distribution yield is often used by investors to compare and rank yield-oriented securities for investment decision-making purposes. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our common units, and a rising interest rate environment could have a material adverse impact on our unit price, our ability to issue equity or incur debt for acquisitions or other purposes and our ability to make cash distributions at our intended levels.

Debt we incur in the future may limit our flexibility to obtain financing and to pursue other business opportunities.

At December 31, 2018, we had $1.27 billion of indebtedness outstanding and the unused portion of our $1.25 billion Revolving Credit Facility totaled $784.0 million. Our future level of debt could have significant consequences, including among other things:

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

The provisions of our Revolving Credit Facility and Senior Notes indentures may affect our ability to obtain future financing and pursue attractive business opportunities as well as affect our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of our Revolving Credit Facility or Senior Notes indentures could result in a default or an event of default that could enable our lenders and/or senior noteholders to declare the outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If we were unable to repay the accelerated amounts, the lenders under our Revolving Credit Facility could proceed against the collateral granted to them to secure such debt. If the payment of our debt is accelerated, our assets may be insufficient to repay such debt in full, and our unitholders could experience a partial or total loss of their investment. The Revolving Credit Facility also has cross default provisions that apply to any other indebtedness we may have and the Senior Notes indentures have cross default provisions that apply to certain other indebtedness.

A portion of our revenues are directly exposed to changes in crude oil, natural gas and NGL prices, and our exposure may increase in the future.

During the year ended December 31, 2018, we derived 27% of our revenues from (i) the sale of physical natural gas and/or NGLs purchased under percentage-of-proceeds arrangements with certain of our customers on the Bison Midstream and Grand River systems, (ii) natural gas and crude oil marketing services in and around our gathering systems, (iii) the sale of natural gas we retain from certain DFW Midstream customers and (iv) the sale of condensate we retain from our gathering services at Grand River. Consequently, our existing operations and cash flows have direct exposure to commodity price risk. Although we will seek to limit our commodity price exposure with new customers in the future, our efforts to obtain fee-based contractual terms may not be successful or the local market for our services may not support fee-based gathering and processing agreements. For example, we have percent-of-proceeds contracts with certain natural gas producer customers and we may, in the future, enter into additional percent-of-proceeds contracts with these customers or other customers or enter into keep-whole arrangements, which would increase our exposure to commodity price risk, as the revenues generated from those contracts directly correlate with the fluctuating price of the underlying commodities.

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

Various aspects of our operations are subject to regulation by the various federal, state and local departments and agencies that have jurisdiction over participants in the energy industry. The regulation of our activities and the natural gas and crude oil industries frequently change as they are reviewed by legislators and regulators. In 2016, the North Dakota Industrial Commission adopted rule changes that resulted in additional construction and monitoring requirements for certain underground gathering pipelines, including, but not limited to, those that transport produced water. The NDIC also adopted reclamation bonding requirements for certain underground gathering pipelines. In 2016, the DOT, through PHMSA, proposed changes to gas pipeline safety regulations that would impose expanded assessment requirements, expand assessment and repair requirements to pipelines in areas with medium population densities (so-called “Moderate Consequence Areas”), and extend pipeline safety regulation to previously unregulated gas gathering pipelines. PHMSA has yet to finalize this rulemaking, however, and the timing and contents of any final rule are uncertain. Then, in January 2017, PHMSA issued a final rule, which was withdrawn as a result of the Trump administration's regulatory freeze, amending its pipeline safety regulations for hazardous liquids pipelines, and which, among other things, would have extended certain safety-related reporting requirements to hazardous liquid gathering lines and required periodic assessments of certain hazardous liquid transmission lines in non-high consequence areas; the rule is not currently effective, but could be reissued by PHMSA. In July 2018, PHMSA issued an advance notice of proposed rulemaking seeking comment on the class location requirements for natural gas transmission pipelines, and particularly the actions operators must take when class locations change due to population growth or building construction near the pipeline. In November 2018, PHMSA also increased the maximum penalties for violating federal safety standards, which are subject to future increases to account for inflation. In addition, the adoption of proposals for more stringent legislation, regulation or taxation of drilling activity could directly curtail such activity or increase the cost of drilling, resulting in reduced levels of drilling activity and therefore reduced demand for our services. For example, in 2018 the Colorado state ballot included a proposed 2,500 foot setback for oil and gas development from occupied structures and certain other areas. While the proposal did not pass, similar proposals in the future are likely. Regulatory agencies establish and, from time to time, change priorities, which may result in additional burdens on us, such as additional reporting requirements and more frequent audits of operations. Our operations and the markets in which we participate are affected by these laws, regulations and interpretations and may be affected by changes to them or their implementation, which may cause us to realize materially lower revenues or incur materially increased operation and maintenance costs or both.

Increased regulation of hydraulic fracturing could result in reductions or delays in customer production, which could materially adversely impact our revenues.

Hydraulic fracturing is an important and increasingly common practice that is used to stimulate production of natural gas and/or crude oil from dense subsurface rock formations, and is primarily regulated by state agencies. However, Congress has in the past, and may in the future consider legislation to regulate hydraulic fracturing by federal agencies. Many states have already adopted laws and/or regulations that require disclosure of the chemicals used in hydraulic fracturing. A number of states have adopted, and other states are considering adopting, legal requirements that could impose more stringent permitting, disclosure and well construction requirements on crude oil and/or natural gas drilling activities. For example, a Colorado ballot initiative, Proposition 112, would have substantially increased setback distances for various upstream activities, thereby substantially restricting new oil and gas development in the state. Although Proposition 112 was defeated in the November 2018 elections, similar efforts in Colorado and elsewhere, if passed, could restrict oil and gas development in the future. States also could elect to prohibit hydraulic fracturing altogether, as New York, Maryland, and Vermont have done. In addition, certain local governments have adopted, and additional local governments may adopt, ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular.

The EPA has also moved forward with various regulatory actions, including approving new regulations requiring green completions of hydraulically-fractured wells and corresponding reporting requirements (NSPS OOOO) that went into effect in 2015. Revisions to the green completion regulations (NSPS OOOOa) were finalized in June 2016 and include additional requirements to reduce methane and VOCs. In October 2018, the EPA published a proposed rule that would amend certain requirements of NSPS OOOOa. Among other things, the proposed rule would reduce monitoring frequencies for fugitive emissions and clarify and streamline certain other requirements. However, the 2016 regulations currently remain in effect. The BLM has also asserted regulatory authority over aspects of the hydraulic fracturing process, and issued a final rule in March 2015 that established more stringent standards for performing hydraulic fracturing on federal and Indian lands. However, in December 2017, the BLM published a final rule rescinding the 2015 rule. The rescission rule is currently subject to a legal challenge. Further, several federal governmental agencies are conducting reviews and studies on the environmental aspects of hydraulic fracturing, including the EPA. The results of such reviews or studies could spur initiatives to further regulate hydraulic fracturing.

State and federal regulatory agencies recently have focused on a possible connection between the hydraulic fracturing related activities and the increased occurrence of seismic activity. When caused by human activity, such events are called induced seismicity. Some state regulatory agencies, including those in Colorado, Ohio, and Texas, have modified their regulations or guidance to account for induced seismicity. These developments could result in additional regulation and restrictions on the use of injection disposal wells and hydraulic fracturing. Such regulations and restrictions could cause delays and impose additional costs and restrictions on our customers.

If new or more stringent federal, state or local legal restrictions relating to drilling activities or to the hydraulic fracturing process are adopted, this could result in a reduction in the supply of natural gas and/or crude oil that our customers produce, and could thereby adversely affect our revenues and results of operations. Compliance with such rules could also generally result in additional costs, including increased capital expenditures and operating costs, for our customers, which could ultimately decrease end-user demand for our services and could have a material adverse effect on our business.

We are subject to FERC jurisdiction, federal anti-market manipulation laws and regulations, potentially other federal regulatory requirements and state and local regulation, and could be materially affected by changes in such laws and regulations, or in the way they are interpreted and enforced.

We believe that our natural gas pipeline facilities qualify as gathering facilities that are exempt from the jurisdiction of FERC under the NGA and the NGPA. Interstate movements of crude oil on the Epping Pipeline in North Dakota are subject to FERC jurisdiction under the ICA. Additionally, our proposed Double E Pipeline Project, which is currently in the pre-filing stage at FERC and is anticipated to provide natural gas transmission service from southeastern New Mexico to the Waha Hub in Texas, will be subject to FERC jurisdiction once approved. We are also generally subject to the anti-market manipulation provisions in the NGA, as amended by the Energy Policy Act of 2005, and to FERC's regulations thereunder, which authorize FERC to impose fines of up to $1,269,500 per day per violation of the NGA or its implementing regulations, subject to future adjustment for inflation. In addition, the FTC holds statutory authority under the Energy Independence and Security Act of 2007 to prevent market manipulation in oil markets, and has adopted broad rules and regulations prohibiting fraud and market manipulation. The FTC is also authorized to seek fines of up to $1,180,566 per violation, subject to future adjustment for inflation. The CFTC is directed under the CEA to prevent price manipulation in the commodity, futures and swaps markets, including the energy markets. Pursuant to the Dodd-Frank Act, and other authority, the CFTC has adopted additional anti-market manipulation regulations that prohibit fraud and price manipulation in the commodity, futures and swaps markets. The CFTC also has statutory authority to seek civil penalties of up to the greater of $1,162,183 per violation, subject to future adjustment for inflation, or triple the monetary gain to the violator for each violation of the anti-market manipulation provisions of the CEA.

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

Recent actions by the FERC may affect rates on Epping Pipeline and other future FERC-regulated pipelines.

On March 15, 2018, FERC announced a revised policy prohibiting FERC-jurisdictional natural gas and liquids pipelines owned by master limited partnerships from including an allowance for income taxes in the cost of service used to calculate tariff rates. Most of our pipelines are not subject to FERC regulation and so will not be affected by the revised policy statement. However, rates for interstate movements of crude oil on our Epping Pipeline in North Dakota and with any future FERC-regulated pipelines will be regulated by FERC pursuant to the Interstate Commerce Act and may be affected by the application of the revised policy statement in subsequent FERC proceedings.

FERC has not required regulated interstate oil pipelines to decrease their rates to implement the new policy. However, FERC stated that the effects of the revised policy statement must be incorporated in annual FERC financial reports made by regulated interstate oil pipelines. These reports will be used in FERC’s next five-year calculation of index rate adjustments, which will occur in 2020 and will become effective on July 1, 2021. The impact of these future proceedings on Epping Pipeline and any future FERC-regulated pipelines is uncertain at this time. Moreover, multiple parties have filed for FERC rehearing of the revised policy statement, which may trigger further changes.

Until FERC makes its next index rate adjustment, Epping Pipeline and any future FERC-regulated pipelines may face an increased risk of shipper complaints seeking FERC review of its rates. No such proceedings have occurred at this time, however, and the potential outcome of any such proceedings, should any materialize, is uncertain. Whether on complaint from a shipper or as a result of FERC’s next index update, Epping Pipeline and any future FERC-regulated pipelines may be required to modify its rates, which could affect the revenues we generate with our Epping Pipeline and any future FERC-regulated pipelines. At this time, however, we do not expect any such proceedings would have a material adverse effect, but we intend to monitor FERC developments and provide updated disclosure as necessary.

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

In April 2016, PHMSA proposed changes to gas pipeline safety regulations that would impose expanded assessment requirements, expand assessment and repair requirements to pipelines in areas with medium population densities (so-called “Moderate Consequence Areas”), and extend pipeline safety regulation to certain previously unregulated gas gathering pipelines. PHMSA has yet to finalize this rulemaking, however, and the timing and contents of any final rule are uncertain. In January 2017, PHMSA issued a final rule amending its pipeline safety regulations for the design, construction, testing, operation, and maintenance of pipelines transporting hazardous liquids. Among other things, the final rule would have extended certain safety-related condition reporting requirements to all hazardous liquid gathering lines and required periodic assessments of certain hazardous liquid transmission lines in non-high consequence areas. The effective date of this rulemaking is currently uncertain due to a regulatory freeze implemented by the Trump administration on January 20, 2017, pursuant to which all regulations that had been sent to the Office of the Federal Register, but not yet published, were withdrawn for further review. Accordingly, the anticipated January 2017 rulemaking was never published in the Federal Register, and the rule is not currently effective, although PHMSA could choose to reissue the rule. In July 2018, PHMSA issued an advance notice of proposed rulemaking seeking comment on the class location requirements for natural gas transmission pipelines, and particularly the actions operators must take when class locations change due to population growth or building construction near the pipeline. While we believe that we are in compliance with existing safety laws and regulations, increased penalties for safety violations and potential regulatory changes could have a material adverse effect on our operations, operating and maintenance expenses and revenues.

Climate change legislation, regulatory initiatives and litigation could result in increased operating costs and reduced demand for the services we provide.

In recent years, the U.S. Congress has considered legislation to restrict or regulate emissions of GHGs, such as carbon dioxide and methane that may be contributing to global warming. It presently appears unlikely that comprehensive climate legislation will be passed by either house of Congress in the near future, although energy legislation and other initiatives are expected to be proposed that may be relevant to GHG emissions issues. For example, the revisions to the NSPS found in 40 CFR 60 subpart OOOO (and OOOOa) include GHG emission reduction requirements. However, in October 2018, the EPA published a proposed rule that would amend certain requirements of NSPS OOOOa. Among other things, the proposed rule would reduce monitoring frequencies for fugitive emissions and clarify and streamline certain other requirements. The 2016 regulation currently remains in effect.

In addition, almost half of the states, either individually or through multi-state regional initiatives, have begun to address GHG emissions, primarily through the planned development of emission inventories or regional GHG cap and trade programs. Most of these cap and trade programs work by requiring either major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries and gas processing plants, to acquire and surrender emission allowances. In general, the number of allowances available for purchase is reduced each year until the overall GHG emission reduction goal is achieved. Depending on the scope of a particular program, we could be required to purchase and surrender allowances for GHG emissions resulting from our operations (e.g., at compressor stations). Although most of the state-level initiatives have to date been focused on large sources of GHG emissions, such as electric power plants, it is possible that certain components of our operations, such as our gas-fired compressors, could become subject to state-level GHG-related regulation. For example, in January 2019, the governor of New Mexico signed an executive order that includes a goal of reducing statewide GHG emissions by at least 45% by 2030. The executive order directs the New Mexico Energy, Minerals and Natural Resources Department (“EMNRD”) and the New Mexico Environment Department (“NMED”) to jointly develop a statewide, enforceable regulatory framework to secure reductions in oil and gas sector methane emissions. The executive order also creates a Climate Change Task Force to evaluate and develop regulatory strategies to reach the 45% reduction goal. Although we cannot currently determine the effect of a potential regulatory framework developed by the ENMRD and the NMED or potential regulatory strategies that may be suggested by the Climate Change Task Force, if implemented they could be material to the business, reputation, financial condition or results of operations of our Summit Permian system.

Independent of Congress, the EPA has adopted regulations under its existing CAA authority. In 2009, the EPA published its findings that emissions of GHGs present an endangerment to public health and the environment because emissions of such gases are contributing to warming of the earth's atmosphere and other climatic changes. Based on these findings, the EPA adopted regulations that, among other things, establish PSD construction and Title V operating permit reviews for certain large stationary sources of GHG emissions. For additional information on EPA regulations adopted under the CAA, see the "Environmental Matters—Climate Change" section of Item 1. Business.  Further, in December 2015, over 190 countries, including the United States, reached an agreement to reduce global GHG emissions. The agreement entered into force in November 2016 after over 70 countries, including the United States, ratified or otherwise consented to be bound by the agreement. In August 2017, the United States formally documented to the United Nations its intent to withdraw from the agreement. The earliest possible effective withdrawal date from the agreement is November 2020. However, if and to the extent the United States implements this agreement, it could have a material adverse effect on our business and that of our customers.

Although it is not possible at this time to accurately estimate how potential future laws or regulations addressing GHG emissions would impact our business, either directly or indirectly, any future federal or state laws or implementing regulations that may be adopted to address GHG emissions could require us to incur increased operating costs and could materially adversely affect demand for our services. The potential increase in the costs of our operations resulting from any legislation or regulation to restrict emissions of GHG could include new or increased costs to operate and maintain our facilities, install new emission controls on our facilities, acquire allowances to authorize our GHG emissions, pay any taxes related to our GHG emissions, adhere to alternative energy requirements and administer and manage a GHG emissions program. While we may be able to include some or all of such increased costs in the rates we charge, such recovery of costs is uncertain. Moreover, incentives to conserve energy or use alternative energy sources could reduce demand for our services. We cannot predict with any certainty at this time how these possibilities may affect our operations.

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

We may face opposition to the development or operation of our pipelines and facilities from various groups.

We may face opposition to the development or operation of our pipelines and facilities from environmental groups, landowners, local groups and other advocates. Such opposition could take many forms, including organized protests, attempts to block or sabotage our operations, intervention in regulatory or administrative proceedings involving our assets, or lawsuits or other actions designed to prevent, disrupt or delay the development or operation of our assets and business. For example, repairing our pipelines often involves securing consent from individual landowners to access their property; one or more landowners may resist our efforts to make needed repairs, which could lead to an interruption in the operation of the affected pipeline or other facility for a period of time that is significantly longer than would have otherwise been the case. In addition, acts of sabotage or eco-terrorism could cause significant damage or injury to people, property or the environment or lead to extended interruptions of our operations. Any such event that interrupts the revenues generated by our operations, or which causes us to make significant expenditures not covered by insurance, could reduce our cash available for paying distributions to our unitholders and, accordingly, have a material adverse effect on our business, financial condition and results of operations.

Recently, activists concerned about the potential effects of climate change have directed their attention towards sources of funding for fossil-fuel energy companies, which has resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in energy-related activities. Ultimately, this could make it more difficult to secure funding for exploration and production activities or energy infrastructure related projects, and consequently could both indirectly affect demand for our services and directly affect our ability to fund construction or other capital projects.

Our operations depend on the use of information technology ("IT") systems that could be the target of a cyber-attack.

Our operations depend on the use of sophisticated IT systems. Our IT systems and networks, as well as those of our customers, vendors and counterparties, may become the target of cyber-attacks or information security breaches, which in turn could result in the unauthorized release and misuse of sensitive or proprietary information as well as disrupt our operations, damage our reputation or damage our facilities or those of third parties, which could have a material adverse effect on our revenues and increase our operating and capital costs, which could reduce the amount of cash otherwise available for distribution. We may be required to incur additional costs to modify or enhance our IT systems or to prevent or remediate any such attacks.

Our business is subject to complex and evolving U.S. laws and regulations regarding privacy and data protection (“data protection laws”). Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, increased cost of operations or otherwise harm our business.

The regulatory environment surrounding data privacy and protection is constantly evolving and can be subject to significant change. New data protection laws, including recent Colorado legislation, pose increasingly complex compliance challenges and potentially elevate our costs. Complying with varying jurisdictional requirements could increase the costs and complexity of compliance, and violations of applicable data protection laws can result in significant penalties. Any failure, or perceived failure, by us to comply with applicable data protection laws could result in proceedings or actions against us by governmental entities or others, subject us to significant fines, penalties, judgments and negative publicity, require us to change our business practices, increase the costs and complexity of compliance, and adversely affect our business. As noted above, we are also subject to the possibility of information security breaches, which themselves may result in a violation of these laws. Additionally, if we acquire a company that has violated or is not in compliance with applicable data protection laws, we may incur significant liabilities and penalties as a result.

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

•	Summit Investments is not limited in its ability to compete with us and in the future may offer business opportunities to third parties without first offering us the right to bid for them.
•	Our General Partner is allowed to take into account the interests of parties other than us, such as Summit Investments and its owners, in resolving conflicts of interest.
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

If the Equity Restructuring is consummated, the IDRs and 2% general partner interest will be converted into 8,750,000 common units and a non-economic general partner interest.

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

Our General Partner may transfer the IDRs it owns to a third party at any time without the consent of our unitholders. If our General Partner transfers the IDRs to a third party but retains its general partner interest, our General Partner may not have the same incentive to grow our business and increase quarterly distributions to unitholders over time as it would if it had retained ownership of the IDRs. If the Equity Restructuring is consummated, the IDRs and 2% general partner interest will be converted into 8,750,000 common units and a non-economic general partner interest.

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

Of the 73,390,853 common units outstanding at December 31, 2018, Summit Investments beneficially owned 25,854,581 common units and a subsidiary of Energy Capital Partners directly owned 5,915,827 common units. Upon closing of the Equity Restructuring, Summit Investments will be deemed to be the beneficial owner of the 8,750,000 common units that SMP Holdings will receive. An investor may not be able to resell its common units at or above its acquisition price. Additionally, limited liquidity may result in wide bid-ask spreads, contribute to significant fluctuations in the market price of the common units and limit the number of investors who are able to buy the common units.

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

If the Equity Restructuring is consummated, the IDRs and 2% general partner interest will be converted into 8,750,000 common units and a non-economic general partner interest.

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

We expect that we will distribute all of our available cash to our unitholders and will rely primarily upon internally generated cash flow as well as external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund our acquisitions and expansion capital expenditures. As a result, to the extent we are unable to finance growth externally, our cash distribution policy will significantly impair our ability to grow.

In addition, because we intend to distribute all of our available cash, we may not grow as quickly as businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per-unit distribution level. There are no limitations in our Partnership Agreement, Revolving Credit Facility or Senior Notes indentures on our ability to issue additional common units, including certain other units ranking senior to the common units. The incurrence of additional commercial borrowings or other debt to finance our growth strategy would result in increased interest expense, which, in turn, may impact the available cash that we have to distribute to our unitholders.

While our Partnership Agreement requires us to distribute all of our available cash, our Partnership Agreement, including provisions requiring us to make cash distributions contained therein, may be amended.

While our Partnership Agreement requires us to distribute all of our available cash, our Partnership Agreement, including provisions requiring us to make cash distributions contained therein, may be amended. Our Partnership Agreement can be amended with the consent of our General Partner and the approval of a majority of the outstanding common units (including common units held by affiliates of our General Partner). As of December 31, 2018, Summit Investments beneficially owned 25,854,581 common units out of 73,390,853 outstanding common units and a subsidiary of Energy Capital Partners directly owned 5,915,827 common units. Upon closing of the Equity Restructuring, Summit Investments will be deemed to be the beneficial owner of the 8,750,000 common units that SMP Holdings will receive.

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

If the Equity Restructuring is consummated, the IDRs and 2% general partner interest will be converted into 8,750,000 common units and a non-economic general partner interest.

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

The vote of the holders of at least 66 2/3% of all outstanding limited partner units voting together as a single class is required to remove our General Partner. As of December 31, 2018, Summit Investments beneficially owned 25,854,581 common units out of 73,390,853 outstanding common units, representing a voting block sufficient to prevent the other limited partners from removing our General Partner.

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
•

because the amount payable to holders of IDRs is based on a percentage of the total cash available for distribution, the distributions to holders of IDRs will increase even if the per-unit distribution on common units remains the same; however, if the Equity Restructuring is consummated, the IDRs and 2% general partner interest will be converted into 8,750,000 common units and a non-economic general partner interest.

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

As of December 31, 2018, Summit Investments beneficially owned 25,854,581 common units out of 73,390,853 outstanding common units and a subsidiary of Energy Capital Partners directly owned 5,915,827 common units. Upon closing of the Equity Restructuring, Summit Investments will be deemed to be the beneficial owner of the 8,750,000 common units that SMP Holdings will receive. The sale of any of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.

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

As of December 31, 2018, Summit Investments beneficially owned 25,854,581 common units out of 73,390,853 outstanding common units and a subsidiary of Energy Capital Partners directly owned 5,915,827 common units. As such, our General Partner and its affiliates controlled a total of 31,770,408 common units, or 43.3% of our common units outstanding as of December 31, 2018. Upon closing of the Equity Restructuring, Summit Investments will be deemed to be the beneficial owner of the 8,750,000 common units that SMP Holdings will receive.

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

A unitholder’s share of our taxable income, and its relationship to any distributions we make, may be affected by a variety of factors, including our economic performance, which may be affected by numerous business, economic, regulatory, legislative, competitive and political uncertainties beyond our control, and certain transactions in which we might engage. For example, we may engage in transactions that produce substantial taxable income allocations to some or all of our unitholders without a corresponding increase in cash distributions to our unitholders, such as a sale or exchange of assets, the proceeds of which are reinvested in our business or used to reduce our debt, or an actual or deemed satisfaction of our indebtedness for an amount less than the adjusted issue price of the debt. A unitholder’s ratio of its share of taxable income to the cash received by it may also be affected by changes in law. For instance, under the recently enacted tax reform law known as the Tax Cuts and Jobs Act (the “Tax Reform Legislation”), the net interest expense deductions of certain business entities, including us, are limited to 30% of such entity’s “adjusted taxable income,” which is generally taxable income with certain modifications. If the limit applies, a unitholder’s taxable income allocations will be more (or its net loss allocations will be less) than would have been the case absent the limitation.

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

Unitholders may be subject to limitation on their ability to deduct interest expense incurred by us.

In general, we are entitled to a deduction for interest paid or accrued on indebtedness properly allocable to our trade or business during our taxable year. However, under the Tax Reform Legislation, for taxable years beginning after December 31, 2017, our deduction for “business interest,” (including, under proposed Treasury Regulations, our deduction for distributions on our Series A Preferred Units) is limited to the sum of our business interest income and 30% of our “adjusted taxable income.” For purposes of this limitation, our adjusted taxable income is computed without regard to any business interest expense or business interest income, and in the case of taxable years, beginning before January 1, 2022, any deduction allowable for depreciation, amortization, or depletion.

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

Investment in our units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (“IRAs”), and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to an organization that is exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income (“UBTI”) and will be taxable to the exempt organization as UBTI on the exempt organization’s tax return in the year the exempt organization is allocated the income. Under the Tax Reform Legislation, an exempt organization is required to independently compute its UBTI from each separate unrelated trade or business which may prevent an exempt organization from utilizing losses we allocate to the organization against the organization’s UBTI from other sources and vice versa. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file U.S. federal income tax returns and pay tax on their share of our taxable income.

Under the Tax Reform Legislation, if a unitholder sells or otherwise disposes of a unit, the transferee is required to withhold 10.0% of the amount realized by the transferor unless the transferor certifies that it is not a foreign person, and we are required to deduct and withhold from the transferee amounts that should have been withheld by the transferee but were not withheld. However, the U.S. Treasury Department and the IRS have determined that this withholding requirement should not apply to any disposition of a publicly traded interest in a publicly traded partnership (such as us) until regulations or other guidance have been issued clarifying the application of this withholding requirement to dispositions of interests in publicly traded partnerships. Accordingly, while this new withholding requirement does not currently apply to interests in us, there can be no assurance that such requirement will not apply in the future.

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

Although we expect that much of the income we earn is generally eligible for the 20% deduction for qualified publicly traded partnership income available under Tax Reform Legislation, under proposed Treasury Regulations, a guaranteed payment for the use of capital will not constitute an allocable or distributive share of such income. As a result, the guaranteed payment for use of capital received by holders of our Series A Preferred Units may not be eligible for the 20% deduction for qualified publicly traded partnership income.

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

Pursuant to the Bipartisan Budget Act of 2015, if the IRS makes audit adjustments to our income tax returns for tax years beginning after 2017, it may collect any resulting taxes (including any applicable penalties and interest) directly from us. We will generally have the ability to shift any such tax liability to our General Partner and our unitholders in accordance with their interests in us during the year under audit, but there can be no assurance that we will be able to do so (and will choose to do so) under all circumstances, or that we will be able to (or choose to) effect corresponding shifts in state income or similar tax liability resulting from the IRS adjustment in states in which we do business in the year under audit or in the adjustment year. If, we make payments of taxes, penalties and interest resulting from audit adjustments, we may require our unitholders and former unitholders to reimburse us for such taxes (including any applicable penalties or interest) or, if we are required to bear such payment, our cash available for distribution to our unitholders could be substantially reduced. Additionally, we may be required to allocate an adjustment disproportionately among our unitholders, causing the publicly traded units to have different capital accounts, unless the IRS issues further guidance.

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

•

Niobrara G&P, an associated natural gas gathering and processing system operating in the DJ Basin, which includes the Niobrara and Codell shale formations in northeastern Colorado, is included in the DJ Basin reportable segment;

•	Summit Permian, an associated natural gas gathering and processing system operating in the northern Delaware Basin in southeastern New Mexico, is included in the Permian Basin reportable segment;
•

Grand River, a natural gas gathering and processing system operating in the Piceance Basin, which includes the Mesaverde formation and the Mancos and Niobrara shale formations in western Colorado and eastern Utah, is included in the Piceance Basin reportable segment;

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

In addition, we lease various office space under leases to support our operations. Our headquarters are located in The Woodlands, Texas. In addition, we have regional corporate offices in Denver, Colorado; Atlanta, Georgia; Pittsburgh, Pennsylvania; and Dallas, Texas.

Item 3. Legal Proceedings.

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any significant legal or governmental proceedings, except as noted below. In addition, we are not aware of any significant legal or governmental proceeding contemplated to be brought against us, under the various environmental protection statutes to which we are subject, except as noted below.

The U.S. Department of Justice has issued grand jury subpoenas to Summit Investments, the Partnership, our General Partner and Meadowlark Midstream requesting certain materials related to an incident involving a produced water disposal pipeline owned by Meadowlark Midstream that resulted in a discharge of materials into the environment. On June 19, 2015, Meadowlark Midstream and Summit Investments received a complaint from the North Dakota Industrial Commission seeking approximately $2.5 million in fines and other fees related to the rupture. On March 3, 2016, the Partnership agreed to acquire, among other things, substantially all of the issued and outstanding membership interests of Meadowlark Midstream from an indirect, wholly owned subsidiary of Summit Investments in connection with the 2016 Drop Down. The Contribution Agreement executed in connection with the 2016 Drop Down contains customary representations and warranties, and Summit Investments has agreed to indemnify the Partnership with respect to certain losses, including losses associated with the above described incident. While we cannot predict the ultimate outcome of this matter with certainty, we believe at this time that it is not likely that the Partnership or our General Partner will be subject to any material liability as a result of any governmental proceeding related to the incident.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our limited partner common units, ticker symbol "SMLP," trade on the NYSE. As of February 13, 2019, there were approximately 9,555 common unitholders, including beneficial owners of common units held in street name.

On January 24, 2019, the Board of Directors of our General Partner declared a distribution of $0.575 per unit for the quarterly period ended December 31, 2018. The distribution, which totaled $45.3 million, was paid on February 14, 2019, to unitholders of record at the close of business on February 7, 2019. Beginning with the quarter ending March 31, 2019, we expect to reduce our distribution to $0.2875 per unit.

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

Prior to the closing of the Equity Restructuring, our General Partner is entitled to a maximum of 2% of all distributions that we make prior to our liquidation based on their respective general partner interest. In the future, our General Partner's percentage interest in these distributions may be reduced if we issue additional units and our General Partner does not contribute a proportionate amount of capital to us to maintain its then-existing general partner interest. Pursuant to the Equity Restructuring Agreement, this 2% general partner interest will be converted into a non-economic general partner interest. For additional information, see Note 12 to the consolidated financial statements.

Limitations on Cash Distributions and Our Ability to Change Our Cash Distribution Policy.  There is no guarantee that our unitholders will receive quarterly distributions from us. We do not have a legal obligation to pay any distribution except to the extent we have available cash as defined in our Partnership Agreement. Our cash distribution policy may be changed at any time and is subject to certain restrictions, including the following:

•

Our cash distribution policy is subject to restrictions on distributions under our Revolving Credit Facility. Our Revolving Credit Facility contains financial tests and covenants that we must satisfy. Should we be unable to satisfy these restrictions, we may be prohibited from making cash distributions notwithstanding our stated cash distribution policy.

•

Our cash distribution policy is subject to restrictions on distributions under our Series A Preferred Units. Our Series A Preferred Units contain covenants that we must satisfy. Should we be unable to satisfy these restrictions, we may be prohibited from making cash distributions notwithstanding our stated cash distribution policy.

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

•

Although our Partnership Agreement requires us to distribute all of our available cash, our Partnership Agreement, including the provisions requiring us to distribute all of our available cash, may be amended. We can amend our Partnership Agreement with the consent of our General Partner and the approval of a majority of the outstanding common units (including common units beneficially owned by Summit Investments). As of December 31, 2018, Summit Investments, which is the ultimate owner of our General Partner, beneficially owned 25,854,581 common units and a subsidiary of Energy Capital Partners owned 5,915,827 common units. Upon closing of the Equity Restructuring, Summit Investments will be deemed to be the beneficial owner of the 8,750,000 common units that SMP Holdings will receive.

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

Preferred Unit Distributions

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

The initial distribution rate for the Series A Preferred Units is 9.50% per annum of the $1,000 liquidation preference per Series A Preferred Unit. On and after December 15, 2022, distributions on the Series A Preferred Units will accumulate for each distribution period at a percentage of the liquidation preference equal to the three-month LIBOR plus a spread of 7.43%. See Note 12 for additional details.

Stock Performance Table

The following graph compares the cumulative total unitholder return on our common units to the cumulative total return of the S&P 500 Stock Index and the Alerian MLP Index for the five years ended December 31, 2018 by assuming $100 was invested in each investment option as of December 31, 2013. The Alerian MLP Index is the leading gauge of energy master limited partnerships, or MLPs, and is calculated using a float-adjusted, capitalization-weighted methodology.

Issuer Purchases of Equity Securities

We made no repurchases of our common units during the quarter or year ended December 31, 2018.

Sponsor Purchases of Equity Securities

Our Sponsor made no repurchases of our common units during the quarter or year ended December 31, 2018.

Equity Compensation Plans

The information relating to SMLP’s equity compensation plans required by Item 5 is included in Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 6. Selected Financial Data.

The selected consolidated financial data presented as of and for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 have been derived from the consolidated financial statements of SMLP.

These financial statements reflect the results of operations of (i) Summit Utica since December 2014; (ii) Tioga Midstream since April 2014; (iii) Ohio Gathering since January 2014; and (iv) Bison Midstream, Polar and Divide, Meadowlark Midstream, Red Rock Gathering, DFW Midstream, Grand River and Mountaineer Midstream for all

periods presented. Due to the common control aspect, we account for drop down transactions on an “as-if pooled” basis for the periods during which common control existed.

The following table presents selected balance sheet and other data as of the date indicated.

	December 31,
	2018	2017	2016	2015	2014
	(In thousands, except per-unit amounts)
Balance sheet data:
Total assets	$3,020,562	$2,894,793	$3,115,179	$3,164,672	$3,242,462
Total long-term debt	1,257,731	1,051,192	1,240,301	1,267,270	1,232,207
Deferred Purchase Price Obligation	383,934	362,959	563,281	—	—
Partners' capital	1,221,224	1,389,669	1,169,673	1,747,299	1,830,678

Other data:
Market price per common unit	$10.05	$20.50	$25.15	$18.73	$38.00

The following table presents selected statements of operations and cash flows as well as other financial data for the annual periods indicated.

	Year ended December 31,
	2018	2017	2016	2015	2014
	(In thousands, except per-unit amounts)
Statements of operations data:
Total revenues	$506,653	$488,741	$402,362	$400,557	$387,169
Total costs and expenses (1)	371,702	510,577	290,582	557,735	369,574
Interest expense	60,535	68,131	63,810	59,092	48,586
Early extinguishment of debt	—	22,039	—	—	—
Deferred Purchase Price Obligation	20,975	(200,322)	55,854	—	—
Loss from equity method investees (2)	(10,888)	(2,223)	(30,344)	(6,563)	(16,712)
Net income (loss)	42,351	86,050	(38,187)	(222,228)	(47,368)
Earnings (loss) per limited partner unit:
Common unit - basic	$0.06	$0.99	$(0.71)	$(3.20)	$(0.49)
Common unit - diluted	0.06	0.98	(0.71)	(3.20)	(0.49)
Subordinated unit - basic and diluted (3)				(2.88)	(0.44)

Statements of cash flows data:
Capital expenditures (other than acquisition capital expenditures)	$200,586	$124,215	$142,719	$272,225	$343,380
Contributions to equity method investees	4,924	25,513	31,582	86,200	145,131
Acquisition capital expenditures (4)	—	—	866,858	288,618	315,872
Purchase of noncontrolling interest	10,981	797	—	—	—

Other financial data:
Distributions declared per unit (5)	$2.300	$2.300	$2.300	$2.270	$2.040

__________

(1) Includes (i) long-lived asset impairments of $3.9 million in 2018, (ii) long-lived asset impairments of $101.9 million and contract intangible asset impairments of $85.2 million in 2017, (iii) goodwill impairments of $248.9 million and environmental remediation expenses of $21.8 million in 2015 and (iv) goodwill impairments of $54.2 million in 2014. See Notes 5, 6, 7 and 16 to the consolidated financial statements.

(2) Includes our 40% share, or $5.7 million and $1.4 million in asset impairments recognized by Ohio Gathering in December 2018 and 2017. In addition, 2018 includes our 40% share, or $2.0 million, of an estimated legal contingency. See Note 8 to the consolidated financial statements.

(3) The subordination period ended on February 16, 2016 and all 24,409,850 subordinated units converted to common units on a one-for-one basis.

(4) Reflects cash and noncash consideration, including working capital and capital expenditure adjustments paid (received), for acquisitions and/or drop downs (see Notes 12 and 17 to the consolidated financial statements).

(5) Represents distributions declared in a given period. For example, for the year ended December 31, 2018, represents the distributions paid in February 2018, in May 2018, in August 2018 and in November 2018.

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

We classify our midstream energy infrastructure assets into two categories:

•

Core Focus Areas – production basins in which we expect our gathering systems to experience greater long-term growth, driven by our customers ability to generate more favorable returns and support sustained drilling and completion activity in varying commodity price environments. In the near-term, we expect to concentrate the majority of our capital expenditures in our Core Focus Areas. Our Utica Shale, Ohio Gathering, Williston Basin, DJ Basin and Permian Basin reportable segments (as described below) comprise our Core Focus Areas.

•

Legacy Areas – production basins in which we expect our gathering systems to experience relatively lower long-term growth compared to our Core Focus Areas, given that our customers require relatively higher commodity prices to support drilling and completion activities in these basins. Upstream production served by our gathering systems in our Legacy Areas is generally more mature, as compared to our Core Focus Areas, and the decline rates for volume throughput on our gathering systems in the Legacy Areas are typically lower as a result. We expect to continue to moderate our near-term capital expenditures in these Legacy Areas. Our Piceance Basin, Barnett Shale and Marcellus Shale reportable segments (as described below) comprise our Legacy Areas.

We are the owner-operator of or have significant ownership interests in the following gathering systems, which comprise our Core Focus Areas:

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

•

Tioga Midstream, a crude oil, produced water and associated natural gas gathering system operating in the Williston Basin, which includes the Bakken and Three Forks shale formations in northwestern North Dakota;

•	Bison Midstream, an associated natural gas gathering system operating in the Williston Basin, which includes the Bakken and Three Forks shale formations in northwestern North Dakota;
•	Niobrara G&P, an associated natural gas gathering and processing system operating in the DJ Basin, which includes the Niobrara and Codell shale formations in northeastern Colorado; and
•	Summit Permian, an associated natural gas gathering and processing system in the northern Delaware Basin, which includes the Wolfcamp and Bone Spring formations, in southeastern New Mexico.

We are the owner-operator of the following gathering systems, which comprise our Legacy Areas:

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

For additional information on our organization and systems, see Notes 1 and 4 to the consolidated financial statements.

Our financial results are driven primarily by volume throughput and expense management. We generate the majority of our revenues from the gathering, treating and processing services that we provide to our customers. A majority of the volumes that we gather, treat and/or process have a fixed-fee rate structure which enhances the stability of our cash flows by providing a revenue stream that is not subject to direct commodity price risk. We also earn revenues from (i) the sale of physical natural gas and/or NGLs purchased under percentage-of-proceeds arrangements with certain of our customers on the Bison Midstream and Grand River systems, (ii) natural gas and crude oil marketing services in and around our gathering systems, (iii) the sale of natural gas we retain from certain DFW Midstream customers and (iv) the sale of condensate we retain from our gathering services at Grand River. These additional activities, including marketing transactions comprised of buy and sell arrangements, directly expose us to fluctuations in commodity prices and accounted for approximately 27% of total revenues during the year ended December 31, 2018. These additional activities, excluding marketing transactions comprised of buy and sell arrangements, accounted for approximately 11% of total revenues during the year ended December 31, 2018. We expect our natural gas and crude oil marketing services to increase in future periods.

We also have indirect exposure to changes in commodity prices in that persistently low commodity prices may cause our customers to delay and/or cancel drilling and/or completion activities or temporarily shut-in production, which would reduce the volumes of natural gas and crude oil (and associated volumes of produced water) that we gather. If certain of our customers cancel or delay drilling and/or completion activities or temporarily shut-in production, the associated MVCs, if any, ensure that we will earn a minimum amount of revenue.

The following table presents certain consolidated and reportable segment financial data. For additional information on our reportable segments, see the "Segment Overview for the Years Ended December 31, 2018, 2017 and 2016" section herein.

	Year ended December 31,
	2018	2017	2016
	(In thousands)
Net income (loss)	$42,351	$86,050	$(38,187)
Reportable segment adjusted EBITDA
Utica Shale	$30,285	$34,011	$21,035
Ohio Gathering	39,969	41,246	45,602
Williston Basin	76,701	66,413	79,475
DJ Basin	7,558	6,624	3,681
Permian Basin	(1,200)	—	—
Piceance Basin	111,042	111,113	105,560
Barnett Shale	43,268	46,232	54,634
Marcellus Shale	24,267	23,888	19,203

Net cash provided by operating activities	$227,929	$237,832	$230,495
Acquisitions of gathering systems (1)	—	—	866,858
Capital expenditures (2)	200,586	124,215	142,719
Contributions to equity method investees	4,924	25,513	31,582

Distributions to common unitholders	$180,705	$179,103	$167,504
Distributions to Series A Preferred unitholders	28,500	2,375	—
Issuance of senior notes	—	500,000	—
Tender and redemption of senior notes	—	(300,000)	—
Net borrowings (repayments) under Revolving Credit Facility	205,000	(387,000)	316,000
Proceeds from underwritten issuance of common units, net of costs (3)	—	—	125,233
Proceeds from issuance of Series A preferred units, net of costs (4)	—	293,238	—
Proceeds from ATM Program common unit issuances, net of costs	—	17,078	—

(1) Reflects cash and noncash consideration, including working capital and capital expenditure adjustments paid (received), for acquisitions and/or drop downs (see Note 17 to the consolidated financial statements).

(2) See "Liquidity and Capital Resources" herein and Note 4 to the consolidated financial statements for additional information on capital expenditures.

(3) Reflects proceeds from underwritten primary offerings.

(4) Reflects proceeds from the issuance of Series A preferred units.

Year ended December 31, 2018. The following items are reflected in our financial results:

•

In 2018, the present value of the Deferred Purchase Price Obligation increased by $21.0 million. The change was primarily due to the passage of time and an associated decrease in the discount rate, partially offset by the continued slowing and deferral of drilling and completion activities to periods outside of the DPPO measurement period (see Note 17 to the consolidated financial statements).

•	Increased natural gas, NGLs and condensate sales and cost of natural gas and NGLs associated with increased marketing related activities.
•

In November 2018, a subsidiary of SMLP purchased the remaining 1% ownership interest in OpCo held by a subsidiary of Summit Investments for approximately $10.9 million. As a result of this transaction, other than our investment in Ohio Gathering, all of our business activities are now conducted through wholly owned operating subsidiaries.

•

During the year ended December 31, 2018, we recognized $6.0 million in gathering services and related fees from MVC shortfall adjustments. Under Topic 606, we recognize customer obligations under their MVCs as revenue and contract assets when (i) we consider it remote that the customer will utilize shortfall payments to offset gathering or processing fees in excess of its MVCs in subsequent periods; (ii) the customer incurs a shortfall in a contract with no banking mechanism or claw back provision; (iii) the customer’s banking mechanism has expired; or (iv) it is remote that the customer will use its unexercised right.
•

In December 2018, in connection with certain strategic initiatives, we performed a recoverability assessment of certain assets within the Williston Basin reporting segment. Based on the results, we concluded that the carrying value of certain long-lived assets related to the Tioga Midstream system in the Williston Basin were not fully recoverable and we recorded an impairment charge of $3.9 million.

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

•

In 2017, we updated the Deferred Purchase Price Obligation based on management’s estimate of forecasted Business Adjusted EBITDA (see Note 17 to the consolidated financial statements) and capital expenditures for the 2016 Drop Down Assets. The decrease was primarily attributable to lower expected Business Adjusted EBITDA in 2018 and 2019 associated with the 2016 Drop Down Assets partially offset by lower estimated capital expenditures. The revision in estimated Business Adjusted EBITDA and estimated capital expenditures reflects a slower expected pace of drilling and completion activities from our customers, particularly in the Utica Shale in 2018 and 2019. As of December 31, 2017, we estimated the undiscounted future value of the Deferred Purchase Price Obligation to be approximately $454.4 million. As a result of revisions in these estimates, the estimated undiscounted future payment obligation decreased by $375.9 million relative to the estimate as of December 31, 2016. The revised estimates had a favorable impact on our consolidated statements of operations for the year ended December 31, 2017.

•

In December 2017, in connection with certain strategic initiatives, we performed a financial review of certain assets within the Williston Basin reporting segment. This resulted in a triggering event that required us to perform a recoverability test. Based on the results of the test, we concluded that the carrying value of certain intangible and long-lived assets related to the Bison Midstream system in the Williston Basin were not fully recoverable and we recorded an impairment charge of $187.1 million.

Year ended December 31, 2016. The following items are reflected in our financial results:

•

In March 2016, we acquired the 2016 Drop Down Assets from a subsidiary of Summit Investments. We funded the drop down with borrowings under our Revolving Credit Facility and the execution of the Deferred Purchase Price Obligation with Summit Investments (see Notes 12 and 17 to the consolidated financial statements).

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

Natural gas, NGL and crude oil supply and demand dynamics.  Natural gas continues to be a critical component of energy supply and demand in the United States. The average spot price of natural gas increased during 2018 relative to 2017. The average daily Henry Hub Natural Gas Spot Price was $3.15 per MMBtu during 2018, compared with $2.99 per MMBtu during 2017. Henry Hub closed at $3.19 per MMBtu on December 31, 2018. Despite these modest gains, natural gas prices continue to trade at lower-than-average historical prices due in part to increased natural gas production and the amount of natural gas in storage in the continental United States. In the near term, we believe that until the supply of natural gas in storage has been reduced, natural gas prices are likely to remain constrained. Over the long term, we believe that the prospects for continued natural gas demand are favorable and will be driven primarily by global population and economic growth, as well as the continued displacement of coal-fired electricity generation by natural gas-fired electricity generation.

In addition, certain of our gathering systems are directly affected by crude oil supply and demand dynamics. Crude oil prices continued to increase during 2017 and 2018, with the average daily West Texas Intermediate ("WTI") crude oil spot price increasing from an average $50.80 per barrel during 2017 to an average of $64.95 per barrel during 2018, representing a 28% increase. However, WTI closed at $45.91 per barrel on December 31, 2018 reflecting broader market concerns for global oil supply. In response to the general increase in crude oil prices, the number of active crude oil drilling rigs in the continental United States increased from 747 in December 2017 to 885 in December 2018, according to Baker Hughes. Over the next several years, we expect that crude oil prices will support continued drilling and increasing production in the Williston Basin, Permian Basin and DJ Basin.

Growth in production from U.S. shale plays. Over the past several years, natural gas production from unconventional shale resources has increased significantly due to advances in technology that allow producers to extract significant volumes of natural gas from unconventional shale plays on favorable economic terms relative to most conventional plays. In recent years, a number of producers and their joint venture partners, including large international operators, industrial manufacturers and private equity sponsors, have committed significant capital to the development of these unconventional resources, including the Piceance, Barnett, Bakken, Marcellus, Utica and Permian Basin shale plays in which we operate, and we believe that these long-term capital investments will support drilling activity in unconventional shale plays over the long term.

Rate of growth in production from U.S. shale plays.  Some of our producer customers have adjusted their drilling and completion activities and schedules to manage drilling and completion costs at levels that are achievable using cash flow generated from the underlying operations. Historically, as part of a strategy to accelerate production growth, these producers would raise capital to fund drilling and completion costs in excess of the cash flows generated from their underlying assets. We expect that certain of our producers will continue to adopt and implement this revised strategy, which will likely result in a slower pace of growth in production across many of our systems relative to management’s previous expectations. This dynamic is a significant contributing factor to our revision in the estimated undiscounted value of the Deferred Purchase Price Obligation as of December 31, 2018, relative to our estimate as of December 31, 2016.

Capital markets availability and cost of capital.  Credit markets were volatile throughout 2018, as borrowing costs increased and investors assessed the impact of rising rates on broader economic activity. The Federal Reserve raised its benchmark federal-funds rate from a range of 1.25% and 1.50% in December 2017 to a range between 2.25% and 2.50% in December 2018. The Federal Reserve may continue to raise interest rates in the future, to the extent that economic growth continues. Capital markets conditions, including but not limited to availability and higher borrowing costs, could affect our ability to access the debt capital markets to the extent necessary to fund our future growth. Furthermore, market demand for equity issued by master limited partnerships has been significantly lower in recent years than it has been historically, which may make it more challenging for us to finance our expansion capital expenditures and acquisition capital expenditures with the issuance of additional equity. We recently announced a planned reduction in our common unit distribution to $0.2875 per quarter, beginning with the distribution to be paid in respect of the first quarter of 2019, and this reduction may further reduce demand for our common units. In addition, interest rates on future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. Although this could limit our ability to raise debt capital on acceptable terms, we expect to remain competitive with respect to acquisitions and capital projects, as our peers and competitors would likely face similar circumstances.

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

How We Evaluate Our Operations

We conduct and report our operations in the midstream energy industry through eight reportable segments. We evaluate our business operations each reporting period to determine whether any of our operating segments in which we internally report financial information are considered significant and would require us to separately disclose certain segment financial information in our external reporting. As a result of our evaluation, during the fourth quarter of 2018, we determined that the DJ Basin natural gas gathering and processing system, previously reported within the Piceance/DJ Basins reportable segment, is expected to be a significant operating segment in future reporting periods. This determination was based on, among other things, the development of a new 60 MMcf/d processing plant that is expected to be operational in 2019, which will increase volume throughput beginning in 2019. In addition, we determined the Permian Basin natural gas gathering and processing system, which was commissioned in the fourth quarter of 2018, is expected to be a significant operating segment in future reporting periods. As such, we modified our current segments in the fourth quarter of 2018 such that the DJ Basin reportable segment includes the Niobrara G&P system and the Permian Basin reportable segment includes the Summit Permian natural gas gathering and processing system. For the year ended December 31, 2018, we have disclosed the required segment information for Niobrara G&P and Summit Permian and the periods prior have been recast to reflect this change. Our reportable segments are as follows:

•	the Utica Shale, which is served by Summit Utica;
•	Ohio Gathering, which includes our ownership interest in OGC and OCC;
•	the Williston Basin, which is served by Polar and Divide, Tioga Midstream and Bison Midstream;
•	the DJ Basin, which is served by Niobrara G&P;
•	the Permian Basin, which is served by Summit Permian;
•	the Piceance Basin, which is served by Grand River;
•	the Barnett Shale, which is served by DFW Midstream; and
•	the Marcellus Shale, which is served by Mountaineer Midstream.

Each of our reportable segments provides midstream services in a specific geographic area. Our reportable segments reflect the way in which we internally report the financial information used to make decisions and allocate resources in connection with our operations (see Note 4 to the consolidated financial statements).

Our management uses a variety of financial and operational metrics to analyze our consolidated and segment performance. We view these metrics as important factors in evaluating our profitability and determining the amounts of cash distributions to pay to our unitholders. These metrics include:

•	throughput volume;
•	revenues;
•	operation and maintenance expenses; and
•	segment adjusted EBITDA.

Throughput Volume

The volume of (i) natural gas that we gather, compress, treat and/or process and (ii) crude oil and produced water that we gather depends on the level of production from natural gas or crude oil wells connected to our gathering systems. Aggregate production volumes are impacted by the overall amount of drilling and completion activity. Furthermore, because the production rate of natural gas and crude oil wells decline over time, production can only be maintained or increased by new drilling or other activity.

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

Revenues

Our revenues are primarily attributable to the volumes that we gather, treat and/or process and the rates we charge for those services. A majority of our gathering and processing agreements are fee-based, which limits our direct exposure to fluctuations in commodity prices. We also have percent-of-proceeds arrangements under which the gathering and processing revenues that we earn correlate directly with the fluctuating price of natural gas, condensate and NGLs.

Certain of our gathering and processing agreements contain MVCs pursuant to which our customers agree to ship or process a minimum volume of production on our gathering systems, or, in some cases, to pay a minimum monetary amount, over certain periods during the term of the MVC. These MVCs help us generate stable revenues and serve to mitigate the financial impact associated with declining volumes.

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

Segment Adjusted EBITDA

Segment adjusted EBITDA is a supplemental financial measure used by management and by external users of our financial statements such as investors, commercial banks, research analysts and others.

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

Results of Operations

Our financial results are recognized as follows:

Gathering services and related fees.  Revenue earned from the gathering, compression, treating and processing services that we provide to our customers.

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

Other revenues.  Revenue earned primarily from (i) certain costs for which certain of our customers have agreed to reimburse us and (ii) connection fees for customers of the Polar and Divide system.

Cost of natural gas and NGLs.  The cost of natural gas and NGLs represents (i) the purchase of natural gas and NGLs associated with marketing activity surrounding certain of our natural gas and crude oil-related operations and (ii) the costs associated with the percent-of-proceeds arrangements under which we sell natural gas and NGLs purchased from certain of our customers on the Bison Midstream and Grand River systems.

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

Transaction costs.  Financial and legal advisory costs associated with completed acquisitions and divestitures.

Other income or expense.  Generally represents other items of gain or loss but may also include interest income.

Interest expense.  Interest expense associated with our Revolving Credit Facility and our Senior Notes as well as amortization expense associated with debt issuance costs.

Deferred Purchase Price Obligation.  Represents the change in fair value associated with the Deferred Purchase Price Obligation.

Income tax expense or benefit.  Represents the expense or benefit associated with the Texas Margin Tax.

Income or loss from equity method investees.  Represents the income or loss associated with our ownership interest in Ohio Gathering.

Consolidated Overview for the Years Ended December 31, 2018, 2017 and 2016

The following table presents certain consolidated data and volume throughput for the years ended December 31.

	Year ended December 31,			Percentage Change
	2018	2017	2016	2018 v. 2017	2017 v. 2016
	(In thousands)
Revenues:
Gathering services and related fees	$344,616	$394,427	$345,961	(13%)	14%
Natural gas, NGLs and condensate sales	134,834	68,459	35,833	97%	91%
Other revenues	27,203	25,855	20,568	5%	26%
Total revenues	506,653	488,741	402,362	4%	21%
Costs and expenses:
Cost of natural gas and NGLs	107,661	57,237	27,421	88%	109%
Operation and maintenance	96,878	93,882	95,334	3%	(2%)
General and administrative	52,877	54,681	52,410	(3%)	4%
Depreciation and amortization	107,100	115,475	112,239	(7%)	3%
Transaction costs	—	73	1,321	*	*
Loss on asset sales, net	—	527	93	*	*
Long-lived asset impairment	7,186	188,702	1,764	*	*
Total costs and expenses	371,702	510,577	290,582	(27%)	76%
Other (expense) income	(169)	298	116	*	*
Interest expense	(60,535)	(68,131)	(63,810)	(11%)	7%
Early extinguishment of debt	—	(22,039)	—	*	*
Deferred Purchase Price Obligation	(20,975)	200,322	(55,854)	*	*
Income (loss) before income taxes and loss from equity method investees	53,272	88,614	(7,768)	*	*
Income tax expense	(33)	(341)	(75)	*	*
Loss from equity method investees	(10,888)	(2,223)	(30,344)	390%	(93%)
Net income (loss)	$42,351	$86,050	$(38,187)	*	*

Volume throughput (1):
Aggregate average daily throughput - natural gas (MMcf/d)	1,673	1,748	1,528	(4%)	14%
Aggregate average daily throughput - liquids (Mbbl/d)	94.9	75.2	88.9	26%	(15%)

* Not considered meaningful

(1) Exclusive of volume throughput for Ohio Gathering. For additional information, see the "Ohio Gathering" section herein.

Volumes – Gas.  Natural gas throughput volumes decreased 75 MMcf/d during the year ended December 31, 2018, as compared to the prior year, primarily reflecting:

•	a volume throughput decrease of 31 MMcf/d for the Piceance Basin segment.
•	a volume throughput decrease of 28 MMcf/d for the Marcellus Shale segment.
•	a volume throughput decrease of 14 MMcf/d for the Barnett Shale segment.
•	a volume throughput decrease of 6 MMcf/d for the Utica Shale segment.
•	a volume throughput increase of 4 MMcf/d for the DJ Basin segment.

Natural gas throughput volumes increased 220 MMcf/d during the year ended December 31, 2017, as compared to prior year, primarily reflected:

•	a volume throughput increase of 179 MMcf/d for the Utica Shale segment.
•	a volume throughput increase of 87 MMcf/d for the Marcellus Shale segment.
•	a volume throughput decrease of 52 MMcf/d for the Barnett Shale segment.

For additional information on volumes, see the "Segment Overview for the Years Ended December 31, 2018, 2017 and 2016" section herein.

Volumes – Liquids. Crude oil and produced water throughput volumes at the Williston segment increased 19.7 Mbbl/d during the year ended December 31, 2018, as compared to the prior year, primarily reflecting well completion activity behind our Polar and Divide system in the second half of 2017 and in 2018 as well as the addition of new customers in 2017 and 2018.

Crude oil and produced water throughput volumes at the Williston segment decreased 13.7 Mbbl/d during the year ended December 31, 2017, as compared to the prior year, primarily reflecting natural production declines and decreased drilling and completion activity.

Revenues.  Total revenues increased $17.9 million, during the year ended December 31, 2018, as compared to the prior year, primarily reflecting:

•

a $66.4 million increase in natural gas, NGLs and condensate sales primarily attributable to increased natural gas and/or crude oil marketing activity for the Piceance Basin, DJ Basin, Barnett Shale and Williston Basin segments.

•	a $6.0 million increase from the recognition of MVC shortfall adjustments for the Barnett Shale segment under Topic 606 (see Note 3 in the consolidated financial statements).
•

a $13.3 million decrease in gathering services and related fees for the Williston Basin segment due to the reclassification of amounts under certain percent-of-proceeds arrangements currently recognized on a net basis in cost of natural gas and NGLs under Topic 606 (see Note 3 in the consolidated financial statements).

•	a $3.6 million decrease in gathering services and related fees for the Barnett Shale segment largely as a result of the expiration of an MVC during 2017.
•	the impact of the 2017 recognition of $37.7 million of previously deferred revenue related to a certain Williston Basin customer.

Total revenues increased $86.4 million, during the year ended December 31, 2017, as compared to the prior year, primarily reflected:

•	the recognition of $37.7 million of previously deferred revenue related to a certain Williston Basin customer.
•	the recognition of $2.6 million of business interruption recoveries for the Williston Basin segment.

•

a $22.9 million increase in natural gas, NGLs and condensate sales attributable to increased marketing activity surrounding our natural gas-related operations and the impact of higher comparative commodity pricing.

•	a $14.6 million increase for the Utica Shale segment due to the ongoing development of the Summit Utica system, including the commissioning of the TPL-7 connector project in late March 2017.
•	a $13.6 million increase in natural gas, NGLs and condensate sales attributable to the impact of higher comparative commodity pricing in the Williston Basin, Piceance Basin and DJ Basin segments.
•	a $4.3 million increase for the Marcellus Shale segment primarily as a result of higher volumes generated by increased drilling and completion activity.
•	an $8.3 million decrease for the Barnett Shale segment largely as a result of natural production declines and reduced drilling activity on the DFW Midstream system.

Gathering Services and Related Fees. Gathering services and related fees decreased $49.8 million during the year ended December 31, 2018, as compared to the prior year, primarily reflecting:

•	the impact of the 2017 recognition of $37.7 million of previously deferred revenue related to a certain Williston Basin customer.
•

a $13.3 million decrease in gathering services and related fees for the Williston Basin segment due to the reclassification of amounts under certain percent-of-proceeds arrangements currently recognized on a net basis in cost of natural gas and NGLs under Topic 606.

•	a $3.6 million decrease in gathering services and related fees for the Barnett Shale segment largely as a result of the expiration of an MVC during 2017.
•	a $6.0 million increase from the recognition of MVC shortfall adjustments for the Barnett Shale segment under Topic 606 (see Note 3 in the consolidated financial statements).

Gathering services and related fees increased $48.5 million during the year ended December 31, 2017, as compared to the prior year, primarily reflected:

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

Natural Gas, NGLs and Condensate Sales. Natural gas, NGLs and condensate sales increased $66.4 million during the year ended December 31, 2018, as compared to the prior period, primarily reflecting the addition of natural gas, NGL and crude oil marketing services provided for the Piceance Basin, DJ Basin, Barnett Shale and Williston Basin segments.

Natural gas, NGLs and condensate sales increased $32.6 million during the year ended December 31, 2017, as compared to the prior period, primarily reflecting the addition of natural gas, NGL and crude oil marketing services provided for the Piceance Basin, DJ Basin and Barnett Shale segments and the impact of higher comparative commodity pricing and throughput of NGLs on our Williston Basin, Piceance Basin and DJ Basin segments.

Costs and Expenses. Total costs and expenses decreased $138.9 million during the year ended December 31, 2018, as compared to the prior period, primarily reflecting:

•	the impact of the 2017 recognition of $187.1 million of certain intangible and long-lived asset impairments relating to the Bison Midstream system in the Williston Basin segment.
•

a $63.7 million increase in natural gas, NGLs and condensate purchases primarily driven by increased natural gas, NGL and crude oil marketing activity for the Piceance Basin, DJ Basin, Barnett Shale and Williston Basin segments.

•	a $3.0 million increase in operation and maintenance expense primarily due to planned compressor overhaul maintenance.
•

a $13.3 million decrease in the cost of natural gas and NGLs for the Williston Basin segment due to the reclassification of amounts under certain percent-of-proceeds arrangements under Topic 606 that were previously recognized in gathering services and related fees.

•

a $8.4 million decrease in depreciation and amortization primarily due to the impairment of certain intangible and long-lived assets relating to the Bison Midstream system in the Williston Basin segment recognized in the fourth quarter of 2017.

Total costs and expenses increased $220.0 million during the year ended December 31, 2017, as compared to the prior period, primarily reflected:

•	the recognition of $187.1 million of certain intangible and long-lived asset impairments relating to the Bison Midstream system in the Williston Basin segment.
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

Cost of Natural Gas and NGLs. Cost of natural gas and NGLs increased $50.4 million during the year ended December 31, 2018, as compared to the prior period, primarily reflecting:

•

a $63.7 million increase in natural gas, NGLs, crude oil and condensate purchases driven by increased natural gas, NGL and crude oil marketing activity for the Piceance Basin, DJ Basin, Barnett Shale and Williston Basin segments.

•

the reclassification of $13.3 million in cost of natural gas and NGLs for the Williston Basin segment under certain percent-of-proceeds arrangements previously recognized in gathering services and related fees, which is presented net in cost of natural gas and NGLs under Topic 606.

Cost of natural gas and NGLs increased $29.8 million during the year ended December 31, 2017, as compared to the prior period, primarily reflecting:

•

a $19.3 million increase in purchases associated with our natural gas and crude oil marketing services and an increase due to higher comparative commodity pricing and throughput of NGLs on our Williston Basin and Piceance Basin segments and the associated impact on (i) our percent-of-proceeds arrangements for the Bison Midstream system and (ii) our percent-of-proceeds arrangements and condensate sales for the Grand River system.

Operation and Maintenance. Operation and maintenance expense increased $3.0 million during the year ended December 31, 2018, as compared to the prior period, primarily due to an increase in planned compressor overhaul maintenance.

Operation and maintenance expense decreased $1.5 million during the year ended December 31, 2017, as compared to the prior period primarily due to a decrease in expenses that we pass through to our customers. The decrease was primarily a result of lower volume throughput in the Williston Basin and Barnett Shale segments.

General and Administrative. General and administrative expense decreased $1.8 million during the year ended December 31, 2018, as compared to the prior period, primarily reflecting a decrease in information technology expense of $1.3 million and an increase in capitalized labor of $0.7 million associated with the continued development of Summit Permian and the DJ Basin.

General and administrative expense increased $2.3 million during the year ended December 31, 2017, as compared to the prior period, primarily reflecting an increase in salaries and benefits as a result of increased headcount. For additional information, see the "Corporate and Other Overview of the Years Ended December 31, 2018, 2017 and 2016" sections herein.

Depreciation and Amortization. The decrease in depreciation and amortization expense during 2018 was primarily due to the impairment of certain intangible and long-lived assets on the Bison Midstream system in the Williston Basin segment recognized in the fourth quarter of 2017. The increase in depreciation and amortization expense during 2017 was largely driven by an increase in assets placed into service in the Summit Utica system.

Transaction Costs. Transaction costs recognized during the year ended December 31, 2016 primarily relate to financial and legal advisory costs associated with the 2016 Drop Down.

Interest Expense. The decrease in interest expense during the year ended December 31, 2018, as compared to the prior period, was as a result of (i) the tender and redemption of the $300.0 million principal 7.5% Senior Notes, (ii) the issuance of 300,000 Series A Preferred Units in November 2017 whereby the net proceeds were used to repay outstanding borrowings under our Revolving Credit Facility and (iii) a lower average outstanding balance on the Revolving Credit Facility. The decrease was partially offset by the interest associated with issuance of the $500.0 million principal 5.75% Senior Notes and an increase in the interest rate on the Revolving Credit Facility.

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

Deferred Purchase Price Obligation. Deferred Purchase Price Obligation recognized during the year ended December 31, 2018 represents the change in present value of the estimated Remaining Consideration to be paid in connection with the 2016 Drop Down (see Notes 17 and 19 to the consolidated financial statements). The change was primarily due to the passage of time and an associated decrease in the discount rate, partially offset by the continued slowing and deferral of drilling and completion activities to periods outside of the DPPO measurement period.

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

The Deferred Purchase Price Obligation recognized in 2016 relates to our 2016 Drop Down transaction and the issuance of the Deferred Payment in connection with the 2016 Drop Down (see Notes 2 and 17 to the consolidated financial statements).

For additional information, see the "Segment Overview for the Years Ended December 31, 2018, 2017 and 2016" and "Corporate and Other Overview for the Years Ended December 31, 2018, 2017 and 2016" sections herein and “Business – Recent Developments.”

Segment Overview for the Years Ended December 31, 2018, 2017 and 2016

Utica Shale. The Utica Shale reportable segment includes the Summit Utica system. Volume throughput for our Summit Utica system follows.

	Utica Shale
	Year ended December 31,			Percentage Change
	2018	2017	2016	2018 v. 2017	2017 v. 2016
Average daily throughput (MMcf/d)	359	365	186	(2%)	96%

Volume throughput decreased during 2018 due to natural declines from existing wells on pad sites connected to the Summit Utica system together with temporary production curtailments associated with infill drilling and completion activity from customers on existing pad sites, partially offset by the completion of new wells during 2017 and in 2018. In addition, the TPL-7 connector project was commissioned in the first quarter of 2017 which partially offset volume declines in 2018 due to a full year of operations.

Volume throughput increased during 2017 due to the ongoing development of the system and completion of new wells during 2017. In addition, the TPL-7 connector project contributed to increased volumes.

Financial data for our Utica Shale reportable segment follows.

	Utica Shale
	Year ended December 31,			Percentage Change
	2018	2017	2016	2018 v. 2017	2017 v. 2016
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$35,233	$38,907	$24,263	(9%)	60%
Total revenues	35,233	38,907	24,263	(9%)	60%
Costs and expenses:
Operation and maintenance	4,556	4,487	2,280	2%	97%
General and administrative	374	409	948	(9%)	(57%)
Depreciation and amortization	7,672	7,009	4,331	9%	62%
Loss (gain) on asset sales, net	5	542	(4)	*	*
Long-lived asset impairment	1,440	878	—	*	*
Total costs and expenses	14,047	13,325	7,555	5%	76%
Add:
Depreciation and amortization	7,672	7,009	4,331
Adjustments related to capital reimbursement activity	(18)	—	—
Loss (gain) on asset sales, net	5	542	(4)
Long-lived asset impairment	1,440	878	—
Segment adjusted EBITDA	$30,285	$34,011	$21,035	(11%)	62%

* Not considered meaningful

Year ended December 31, 2018. Segment adjusted EBITDA decreased $3.7 million during 2018, compared to the prior period, primarily reflecting:

•

a $3.7 million decrease in gathering services and related fees from a lower gathering rate mix associated with increasing volumes from the TPL-7 connector project, which was commissioned in the first quarter of 2017, along with a decrease in volume throughput from wells that we gather from pad sites on the Summit Utica system and temporary production curtailments. The decrease was partially offset by an increase in volume throughput associated with new wells completed in 2017 and 2018.

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

Gross volume throughput for Ohio Gathering, based on a one-month lag follows.

	Ohio Gathering
	Year ended December 31,			Percentage Change
	2018	2017	2016	2018 v. 2017	2017 v. 2016
Average daily throughput (MMcf/d)	769	766	865	*	(11%)

* Not considered meaningful

Volume throughput for the Ohio Gathering system in 2018 increased slightly over the prior period as a result of increased drilling activity from our customers during the second half of 2017 and in 2018, partially offset by natural production declines on existing wells on the system.

Volume throughput for the Ohio Gathering system decreased during 2017, compared to the prior period, primarily as a result of natural production declines and decreased drilling and completion activity. The decrease was partially offset by increased volumes associated with the installation of additional compression in the dry gas window beginning in March 2017.

Financial data for our Ohio Gathering reportable segment, based on a one-month lag follows.

	Ohio Gathering
	Year ended December 31,			Percentage Change
	2018	2017	2016	2018 v. 2017	2017 v. 2016
	(Dollars in thousands)
Proportional adjusted EBITDA for equity method investees	$39,969	$41,246	$45,602	(3%)	(10%)
Segment adjusted EBITDA	$39,969	$41,246	$45,602	(3%)	(10%)

Year ended December 31, 2018.  Segment adjusted EBITDA for equity method investees decreased $1.3 million during 2018, compared to the prior period, primarily as a result of higher expenses, partially offset by higher volumes at OGC and OCC.

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

	Williston Basin
	Year ended December 31,			Percentage Change
	2018	2017	2016	2018 v. 2017	2017 v. 2016
Aggregate average daily throughput - natural gas (MMcf/d)	18	19	22	(5%)	(14%)

Aggregate average daily throughput - liquids (Mbbl/d)	94.9	75.2	88.9	26%	(15%)

Natural gas. Natural gas volume throughput decreased during 2018 and 2017, primarily reflecting natural production declines.

Liquids. The increase in liquids volume throughput during 2018 primarily reflected well completion activity by existing customers on our Polar and Divide system in the second half of 2017 and in 2018 as well as the addition of new customers.

The decrease in liquids volume throughput during 2017 primarily reflected natural production declines and decreased drilling and completion activity.

Financial data for our Williston Basin reportable segment follows.

	Williston Basin
	Year ended December 31,			Percentage Change
	2018	2017	2016	2018 v. 2017	2017 v. 2016
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$79,606	$120,717	$89,962	(34%)	34%
Natural gas, NGLs and condensate sales	31,840	29,724	20,158	7%	47%
Other revenues	12,204	11,062	12,054	10%	(8%)
Total revenues	123,650	161,503	122,174	(23%)	32%
Costs and expenses:
Cost of natural gas and NGLs	18,284	30,004	20,384	(39%)	47%
Operation and maintenance	25,300	25,058	28,430	1%	(12%)
General and administrative	2,089	2,335	2,576	(11%)	(9%)
Depreciation and amortization	22,642	33,772	33,676	(33%)	*
Loss (gain) on asset sales, net	63	(22)	88	*	*
Long-lived asset impairment	3,972	187,127	569	*	*
Total costs and expenses	72,350	278,274	85,723	*	*
Add:
Depreciation and amortization	22,642	33,772	33,676
Adjustments related to MVC shortfall payments	—	(37,693)	8,691
Adjustments related to capital reimbursement activity	(1,276)	—	—
Loss (gain) on asset sales, net	63	(22)	88
Long-lived asset impairment	3,972	187,127	569
Segment adjusted EBITDA	$76,701	$66,413	$79,475	15%	(16%)

* Not considered meaningful

Year ended December 31, 2018. Segment adjusted EBITDA increased $10.3 million compared to the prior period primarily reflecting an increase in liquids volume throughput on our Polar and Divide system and $1.6 million in fees attributable to our Dakota Access Pipeline interconnect which was commissioned in the second quarter of 2017.

Other items to note:

•

The decrease in the cost of natural gas and NGLs includes a $13.3 million reduction in expense due to the reclassification of amounts under certain percent-of-proceeds arrangements previously recognized in gathering services and related fees under Topic 606 (see Note 3 in the consolidated financial statements).

•

In the fourth quarter of 2018, we impaired certain long-lived assets relating to the Tioga Midstream system in the Williston Basin (see Note 5 to the consolidated financial statements). The impairment had no impact on segment adjusted EBITDA for the year ended December 31, 2018.

•	Depreciation and amortization decreased during 2018 largely as a result of the long-lived asset impairment recognized in 2017.

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

Other items to note:

•

In the fourth quarter of 2017, we impaired certain long-lived assets and contract intangible assets relating to the Bison Midstream system in the Williston Basin (see Notes 5 and 6 to the consolidated financial statements). These impairments had no impact on segment adjusted EBITDA for the year ended December 31, 2017.

•

The adjustments related to MVC shortfall payments for 2017 is primarily driven by the recognition of $37.7 million of gathering services and related fees revenue that had been previously deferred, and recorded on our consolidated balance sheet as deferred revenue, in connection with an MVC arrangement with a certain Williston Basin customer, for which we determined we had no further performance obligations. As a result, the increase in gathering services and related fees compared with the first half of 2016 was offset by the change in adjustments related to MVC shortfall payments, with no impact on segment adjusted EBITDA.

DJ Basin.  The Niobrara G&P system provides midstream services for the DJ Basin reportable segment. Volume throughput for our DJ Basin reportable segment follows.

	DJ Basin
	Year ended December 31,			Percentage Change
	2018	2017	2016	2018 v. 2017	2017 v. 2016
Aggregate average daily throughput (MMcf/d)	17	13	8	31%	63%

Volume throughput increased during 2018 and 2017, compared to the prior periods, primarily as a result of ongoing drilling and completion activity across our service area.

Financial data for our DJ Basin reportable segment follows.

	DJ Basin
	Year ended December 31,			Percentage Change
	2018	2017	2016	2018 v. 2017	2017 v. 2016
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$11,251	$8,918	$6,438	26%	39%
Natural gas, NGLs and condensate sales	371	398	—	(7%)	*
Other revenues	3,672	2,544	2,001	44%	27%
Total revenues	15,294	11,860	8,439	29%	41%
Costs and expenses:
Cost of natural gas and NGLs	45	17	—	165%	*
Operation and maintenance	6,482	5,001	4,398	30%	14%
General and administrative	647	218	360	197%	(39%)
Depreciation and amortization	3,133	2,636	2,524	19%	4%
Loss (gain) on asset sales, net	—	3	(1)	*	*
Long-lived asset impairment	9	—	—	*	*
Total costs and expenses	10,316	7,875	7,281	31%	8%
Add:
Depreciation and amortization	3,133	2,636	2,524
Adjustments related to MVC shortfall payments	—	—	—
Adjustments related to capital reimbursement activity	(562)	—	—
Loss (gain) on asset sales, net	—	3	(1)
Long-lived asset impairment	9	—	—
Segment adjusted EBITDA	$7,558	$6,624	$3,681	14%	80%

___________

* Not considered meaningful

Year ended December 31, 2018. Segment adjusted EBITDA increased $0.9 million during 2018, compared to the prior period, primarily reflecting:

•	an increase in gathering services and related fees primarily as a result of volume growth from ongoing drilling and completion activity.
•

a $1.5 million increase in operation and maintenance expense primarily due to $1.1 million of higher electricity expenses we pass through to certain customers (which is also included in the increase in Other revenues in the table above) in addition to higher operation and maintenance costs to support volume growth.

Year ended December 31, 2017. Segment adjusted EBITDA increased $2.9 million during 2017, compared to the prior period, primarily reflecting:

•	an increase in gathering services and related fees primarily as a result of volume growth from ongoing drilling and completion activity.

Permian Basin. The Summit Permian system provides our midstream services for the Permian Basin reportable segment.

Average daily volume throughput during the year ended December 31, 2018 for the Permian Basin reportable segment totaled 1 MMcf/d.

Financial data for our Permian Basin reportable segment follows.

Permian Basin
Year ended December 31, 2018
(In thousands)
Revenues:
Gathering services and related fees	$115
Natural gas, NGLs and condensate sales	843
Total revenues	958
Costs and expenses:
Cost of natural gas and NGLs	1,569
Operation and maintenance	428
General and administrative	161
Depreciation and amortization	243
Long-lived asset impairment	761
Total costs and expenses	3,162
Add:
Depreciation and amortization	243
Long-lived asset impairment	761
Segment adjusted EBITDA	$(1,200)

Year ended December 31, 2018. Segment adjusted EBITDA totaled ($1.2) million primarily reflecting less than one month’s volume throughput of the Summit Permian natural gas gathering and processing system commissioned in December 2018 as well as operational and general and administrative expenses incurred during the year.

Piceance Basin.  The Grand River system provides midstream services for the Piceance Basin reportable segment. Volume throughput for our Piceance Basin reportable segment follows.

	Piceance Basin
	Year ended December 31,			Percentage Change
	2018	2017	2016	2018 v. 2017	2017 v. 2016
Aggregate average daily throughput (MMcf/d)	551	582	578	(5%)	1%

Volume throughput decreased during 2018, compared to the prior period, as a result of natural production declines, partially offset by drilling and completion activity that occurred across our service area during the second half of 2017 and through the third quarter of 2018.

Volume throughput increased during 2017, compared to the prior period, despite the continued suspended drilling activities by one of Grand River’s key customers, primarily as a result of ongoing drilling and completion activity by other customers across our gathering footprint.

Financial data for our Piceance Basin reportable segment follows.

	Piceance Basin
	Year ended December 31,			Percentage Change
	2018	2017	2016	2018 v. 2017	2017 v. 2016
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$135,810	$136,834	$126,998	(1%)	8%
Natural gas, NGLs and condensate sales	14,800	13,452	9,808	10%	37%
Other revenues	4,909	4,607	4,658	7%	(1%)
Total revenues	155,519	154,893	141,464	0%	9%
Costs and expenses:
Cost of natural gas and NGLs	9,591	7,952	7,096	21%	12%
Operation and maintenance	33,947	30,143	29,126	13%	3%
General and administrative	1,168	2,617	2,653	(55%)	(1%)
Depreciation and amortization	46,919	46,289	46,616	1%	(1%)
Loss on asset sales, net	—	—	10	*	*
Long-lived asset impairment	1,004	697	—	44%	*
Total costs and expenses	92,629	87,698	85,501	6%	3%
Add:
Depreciation and amortization	46,919	46,289	46,616
Adjustments related to MVC shortfall payments	10	(3,068)	2,971
Adjustments related to capital reimbursement activity	219	—	—
Loss on asset sales, net	—	—	10
Long-lived asset impairment	1,004	697	—
Segment adjusted EBITDA	$111,042	$111,113	$105,560	(0%)	5%

___________

* Not considered meaningful

Year ended December 31, 2018. Segment adjusted EBITDA decreased $0.1 million during 2018, compared to the prior period, primarily reflecting:

•	a $3.8 million increase in operation and maintenance expense primarily due to planned compressor overhaul maintenance costs during the period.
•	a $1.5 million decrease in general and administrative expenses.
•

a $2.3 million increase, after taking into account the adjustments related to MVC shortfall payments and adjustments related to capital reimbursement activity, in gathering services and related fees primarily as a result of the drilling and completion activity that occurred across our service area by other customers during the second half of 2017 and through the third quarter of 2018, and a $1.0 million MVC shortfall payment received from a customer in 2018 that did not occur in 2017, partially offset by natural production declines.

Year ended December 31, 2017. Segment adjusted EBITDA increased $5.6 million during 2017, compared to the prior period, primarily reflecting:

•

a $3.8 million increase in gathering services and related fees, after taking into account the adjustments related to MVC shortfall payments, primarily as a result of volume growth from ongoing drilling and completion activity in addition to a favorable rate mix with certain customers.

Barnett Shale. The DFW Midstream system provides our midstream services for the Barnett Shale reportable segment.

Volume throughput for our Barnett Shale reportable segment follows.

	Barnett Shale
	Year ended December 31,			Percentage Change
	2018	2017	2016	2018 v. 2017	2017 v. 2016
Average daily throughput (MMcf/d)	253	267	319	(5%)	(16%)

Volume throughput declined during 2018 reflecting natural production declines, partially offset by new volumes from completion activity during the fourth quarter of 2017, first quarter of 2018 and the fourth quarter of 2018.

Volume throughput declined during 2017 as a result of seven wells being commissioned behind the DFW gathering system in the fourth quarter of 2017, as compared to the higher drilling and completion activities throughout 2016.

Financial data for our Barnett Shale reportable segment follows.

	Barnett Shale
	Year ended December 31,			Percentage Change
	2018	2017	2016	2018 v. 2017	2017 v. 2016
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$59,030	$61,622	$72,234	(4%)	(15%)
Natural gas, NGLs and condensate sales	2,523	1,946	5,867	30%	(67%)
Other revenues (1)	6,712	8,099	1,855	(17%)	*
Total revenues	68,265	71,667	79,956	(5%)	(10%)
Costs and expenses:
Operation and maintenance	21,358	23,074	24,594	(7%)	(6%)
General and administrative	971	1,146	1,088	(15%)	5%
Depreciation and amortization	15,658	15,604	15,671	0%	(0%)
(Gain) loss on asset sales, net	(68)	4	—	*	*
Long-lived asset impairment	—	—	1,195	*	*
Total costs and expenses	37,919	39,828	42,548	(5%)	(6%)
Add:
Depreciation and amortization	15,325	15,001	16,093
Adjustments related to MVC shortfall payments	(3,642)	(612)	(62)
Adjustments related to capital reimbursement activity	1,307	—	—
(Gain) loss on asset sales, net	(68)	4	—
Long-lived asset impairment	—	—	1,195
Segment adjusted EBITDA	$43,268	$46,232	$54,634	(6%)	(15%)

*Not considered meaningful

(1) Includes the amortization expense associated with our favorable and unfavorable gas gathering contracts as reported in other revenues.

Year ended December 31, 2018. Segment adjusted EBITDA decreased $3.0 million during 2018, compared to the prior period, primarily reflecting:

•

a $4.3 million decrease, after taking into account the adjustments related to MVC shortfall payments and adjustments related to capital reimbursement activity, in gathering services and related fees associated with the expiration of MVCs during 2017 of $3.6 million in addition to lower volume throughput.

•	a $1.7 million decrease in operation and maintenance expense primarily from $1.3 million of lower electricity expenses associated with lower volume throughput and a decrease in tax expenses.

Year ended December 31, 2017. Segment adjusted EBITDA decreased $8.4 million during 2017, compared to the prior period, primarily reflecting:

•	a $10.6 million decrease in gathering services and related fees largely as a result of natural production declines and reduced drilling and completion activity.
•

a $6.2 million increase in other revenues, partially offset by a $3.9 million decrease in natural gas, NGLs, and condensate sales, primarily due to electricity expense reimbursements that we began passing through to certain customers beginning in the fourth quarter of 2016.

Marcellus Shale. The Mountaineer Midstream system provides our midstream services for the Marcellus Shale reportable segment.

Volume throughput for the Marcellus Shale reportable segment follows.

	Marcellus Shale
	Year ended December 31,			Percentage Change
	2018	2017	2016	2018 v. 2017	2017 v. 2016
Average daily throughput (MMcf/d)	474	502	415	(6%)	21%

Volume throughput decreased during 2018, compared to the prior period, primarily due to natural production declines. These declines were partially offset by volumes generated by the completion, in the second half of 2017 and first quarter of 2018, of a number of drilled but uncompleted (“DUC”) wells.

Volume throughput increased during 2017, compared to the prior period, primarily due to the completion, in the second and fourth quarter of 2017, of DUCs that had been deferred since the third quarter of 2015. Volume throughput was also no longer impacted by repairs on a downstream third-party NGL pipeline that occurred during 2016.

Financial data for our Marcellus Shale reportable segment follows.

	Marcellus Shale
	Year ended December 31,			Percentage Change
	2018	2017	2016	2018 v. 2017	2017 v. 2016
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$29,573	$30,394	$26,111	(3%)	16%
Total revenues	29,573	30,394	26,111	(3%)	16%
Costs and expenses:
Operation and maintenance	4,813	6,057	6,506	(21%)	(7%)
General and administrative	397	449	402	(12%)	12%
Depreciation and amortization	9,090	9,047	8,841	0%	2%
Total costs and expenses	14,300	15,553	15,749	(8%)	(1%)
Add:
Depreciation and amortization	9,090	9,047	8,841
Adjustments related to capital reimbursement activity	(96)	—	—
Segment adjusted EBITDA	$24,267	$23,888	$19,203	2%	24%

Year ended December 31, 2018. Segment adjusted EBITDA increased $0.4 million during 2017, compared to the prior period, primarily reflecting:

•

a $1.2 million decrease in operation and maintenance expense primarily due to declines in expenses for repairs to right-of-way of $0.9 million and lower property taxes of $0.7 million during the period.

•	a $0.8 million decrease in gathering services and related fees as a result of volume declines.

Year ended December 31, 2017. Segment adjusted EBITDA increased $4.7 million during 2017, compared to the prior period, primarily reflecting:

•	a $4.3 million increase in gathering services and related fees primarily as a result of higher volumes generated by increased drilling and completion activity.
•	a $0.4 million decrease in operation and maintenance expense primarily as a result of higher expenses incurred in 2016 associated with repairs to rights-of-way.

Corporate and Other Overview for the Years Ended December 31, 2018, 2017 and 2016

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

	Corporate and Other
	Year ended December 31,			Percentage Change
	2018	2017	2016	2018 v. 2017	2017 v. 2016
	(Dollars in thousands)
Revenues:
Total revenues	$78,161	$19,517	$(45)	*	*
Costs and expenses:
Cost of natural gas and NGLs	78,172	19,264	(45)	*	*
General and administrative	47,070	47,507	44,369	(1%)	7%
Interest expense	60,535	68,131	63,810	(11%)	7%
Early extinguishment of debt (1)	—	22,039	—	*	*
Deferred Purchase Price Obligation	20,975	(200,322)	55,854	*	*

* Not considered meaningful

(1) Early extinguishment of debt includes $17.9 million paid for redemption and call premiums, as well as $4.1 million of unamortized debt issuance costs which were written off in connection with the repurchase of the outstanding $300.0 million 7.5% Senior Notes in the first quarter of 2017.

Total Revenues. Total revenues attributable to Corporate and Other was due to natural gas, NGL and crude oil marketing services activity (primarily natural gas sales) for the Piceance Basin, DJ Basin, Barnett Shale and Williston Basin segments.

Cost of Natural Gas and NGLs. Cost of natural gas and NGLs attributable to Corporate and Other increased due to natural gas, NGL and crude oil marketing services activity (primarily natural gas sales) for the Piceance Basin, DJ Basin, Barnett Shale and Williston Basin segments.

General and Administrative. General and administrative expense decreased during the year ended December 31, 2017, as compared to the prior period, primarily reflecting reductions in information technology costs.

Interest Expense. Interest expense decreased $7.6 million compared to prior period as a result of (i) the tender and redemption of the $300.0 million principal 7.5% Senior Notes, (ii) the issuance of 300,000 Series A Preferred Units in November 2017 whereby the net proceeds were used to repay outstanding borrowings under our Revolving Credit Facility and (iii) a lower average outstanding balance on the Revolving Credit Facility. The decrease was partially offset by the interest associated with issuance of the $500.0 million principal 5.75% Senior Notes and an increase in the interest rate on the Revolving Credit Facility.

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

Deferred Purchase Price Obligation. Deferred Purchase Price Obligation recognized during the year ended December 31, 2018 represents the change in present value of the estimated Remaining Consideration to be paid in connection with the 2016 Drop Down (see Notes 17 and 19 to the consolidated financial statements). The change was primarily due to the passage of time and an associated decrease in the discount rate, partially offset by the continued slowing and deferral of drilling and completion activities to periods outside of the DPPO measurement period.

In 2017, we updated the Deferred Purchase Price Obligation based on management’s estimate of forecasted Business Adjusted EBITDA and capital expenditures for the 2016 Drop Down Assets. The decrease was primarily attributable to lower expected Business Adjusted EBITDA in 2018 and 2019 associated with the 2016 Drop Down Assets partially offset by lower estimated capital expenditures. The revision in estimated Business Adjusted EBITDA and estimated capital expenditures reflects a slower expected pace of drilling and completion activities from our customers, particularly in the Utica Shale in 2018 and 2019. As of December 31, 2017, we estimated the undiscounted future value of the Deferred Purchase Price Obligation to be approximately $454.4 million. As a result of revisions in these estimates, the estimated undiscounted future payment obligation decreased by $375.9 million relative to the estimate as of December 31, 2016. The revised estimates had a favorable impact on our consolidated statements of operations for the year ended December 31, 2017 (see Notes 2 and 17 to the consolidated financial statements).

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

Capital Markets Activity

July 2017 Shelf Registration Statement. In July 2017, we filed the 2017 SRS with the SEC to issue an indeterminate amount of debt, equity securities and guarantees. In November 2017, we filed a post-effective amendment to the 2017 SRS with the SEC to register, in addition to the classes of securities originally registered, an indeterminate amount of preferred units representing limited partner interests in the Partnership. The 2017 SRS expires in July 2020. However, we are no longer a well-known seasoned issuer and are therefore not able to use the 2017 SRS.

The following transaction was executed pursuant thereto:

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

•

In February 2017, we executed a new equity distribution agreement and filed a prospectus supplement with the SEC for the issuance and sale from time to time of SMLP common units having an aggregate offering price of up to $150.0 million. These sales are made (i) pursuant to the terms of the equity distribution agreement between us and the sales agents named therein and (ii) by means of ordinary brokers' transactions at market prices, in block transactions or as otherwise agreed between us and the sales agents. Sales of our common units may be made in negotiated transactions or transactions that are deemed to be at-the-market offerings as defined by SEC rules. During the year ended December 31, 2018, we did not issue any units under the ATM Program. During the year ended December 31, 2017, we issued 763,548 units under the ATM Program for aggregate gross proceeds of $17.7 million, and paid approximately $0.2 million as compensation to the sales agents pursuant to the terms of the equity distribution agreement. Our General Partner made capital contributions to maintain its approximate 2% General Partner interest in SMLP. Following the effectiveness of the new ATM registration statement and after taking into account the aggregate sales price of common units sold under the ATM Program through December 31, 2018, we have the capacity to issue additional common units under the ATM Program up to an aggregate $132.3 million.

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

For additional information, see Notes 10 and 12 to the consolidated financial statements.

Debt

Revolving Credit Facility. We have a $1.25 billion senior secured Revolving Credit Facility. On May 26, 2017, Summit Holdings closed on the Third Amended and Restated Credit Agreement which extended the maturity from November 2018 to May 2022 (see Note 10 to the consolidated financial statements). As of December 31, 2018, the outstanding balance of the Revolving Credit Facility was $466.0 million and the unused portion totaled $784.0 million. There were no defaults or events of default during 2018, and as of December 31, 2018, we were in compliance with the financial covenants in the Revolving Credit Facility.

Senior Notes. In June 2013, the Co-Issuers co-issued the 7.5% Senior Notes, and in July 2014, the Co-Issuers co-issued the 5.5% Senior Notes. In February 2017, the Co-Issuers co-issued the 5.75% Senior Notes. The 7.5% Senior Notes were tendered and redeemed during the first quarter of 2017. There were no defaults or events of default during 2018 on any series of senior notes.

For additional information on our long-term debt, see Notes 10 and 18 to the consolidated financial statements.

Deferred Purchase Price Obligation

In March 2016, we entered into an agreement with a subsidiary of Summit Investments to fund a portion of the 2016 Drop Down whereby we have recognized the Deferred Purchase Price Obligation (see Note 17 to the consolidated financial statements and “Business – Recent Developments”).

Cash Flows

	Year ended December 31,
	2018	2017	2016
	(In thousands)
Net cash provided by operating activities	$227,929	$237,832	$230,495
Net cash used in investing activities	(216,279)	(148,683)	(534,126)
Net cash (used in) provided by financing activities	(8,735)	(95,147)	289,266
Net change in cash and cash equivalents	$2,915	$(5,998)	$(14,365)

The components of the net change in cash and cash equivalents were as follows:

Operating activities.  Cash flows from operating activities for the year ended December 31, 2018, primarily reflected:

•	a $6.8 million decrease in cash interest payments due to the extinguishment of the 7.5% Senior Notes in the first quarter of 2017;
•	a decrease in distributions from equity method investees; and
•	other changes in working capital.

Cash flows from operating activities for the year ended December 31, 2017, primarily reflected:

•	increase of cash receipts due to higher revenues and associated customer payments;
•	an $8.5 million increase in cash interest payments; and
•	a $4.8 million decrease in distributions from Ohio Gathering.

Investing activities.  Details of cash flows from investing activities follow.

Cash flows used in investing activities during the year ended December 31, 2018 primarily reflected:

•

$200.6 million of capital expenditures primarily attributable to the ongoing development of the Permian Basin of $83.8 million as well as the continued development in the DJ Basin of $64.9 million, and the Williston Basin of $25.2 million;

•	a $10.9 million purchase of a noncontrolling interest; and
•	$4.9 million of capital contributions to Ohio Gathering.

Cash flows used in investing activities during the year ended December 31, 2017 primarily reflected:

•

$124.2 million of capital expenditures primarily attributable to the ongoing development of the Summit Permian and Summit Utica systems as well as the continued development in the Williston Basin, Piceance Basin and DJ Basin segments; and

•	$25.5 million of capital contributions to Ohio Gathering.

Cash flows used in investing activities during the year ended December 31, 2016 primarily reflected:

•	$359.4 million consideration paid and recognized in connection with the 2016 Drop Down;
•	$142.7 million of capital expenditures primarily attributable to the ongoing expansion of the 2016 Drop Down Assets and the Polar and Divide system; and
•	$31.6 million of capital contributions to Ohio Gathering.

Financing activities.  Details of cash flows from financing activities follow.

Cash flows used in financing activities during the year ended December 31, 2018 primarily reflected:

•	$209.2 million of distributions paid; and
•	$205.0 million of net borrowings under our Revolving Credit Facility.

Cash flows provided by financing activities during the year ended December 31, 2017 primarily reflected:

•	$300.0 million paid for the repurchase of the outstanding 7.5% Senior Notes;
•	$387.0 million of net repayments under our Revolving Credit Facility;
•	$181.5 million of distributions paid;
•	$17.9 million paid for the redemption and call premiums on the 7.5% Senior Notes;
•	$500.0 million of borrowings from the issuance of 5.75% Senior Notes; and
•	$293.2 million of net proceeds from the issuance of Series A Preferred units in November 2017.

Cash flows provided by financing activities during the year ended December 31, 2016 primarily reflected:

•

$316.0 million of net borrowings under our Revolving Credit Facility, which included $360.0 million of borrowings to fund the 2016 Drop Down and reflected a repayment in September 2016 with funds from the issuance of common units noted below;

•	$167.5 million of distributions paid in 2016; and
•	$125.2 million of net proceeds from the issuance of common units in September 2016.

Contractual Obligations Update

The table below summarizes our contractual obligations as of December 31, 2018.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Long-term debt and interest payments (1)	$1,610,924	$72,610	$145,220	$849,969	$543,125
Deferred Purchase Price Obligation (2)	423,928	—	423,928	—	—
Purchase obligations (3)	57,167	57,167	—	—	—
Operating leases (4)	6,201	3,133	1,568	879	621
Total contractual obligations	$2,098,220	$132,910	$570,716	$850,848	$543,746

__________

(1) For the purpose of calculating future interest on the Revolving Credit Facility, assumes no change in balance or rate from December 31, 2018. Includes a 0.50% commitment fee on the unused portion of the Revolving Credit Facility. See Note 10 to the consolidated financial statements.

(2) See Notes 17 and 19 to the consolidated financial statements and “Business – Recent Developments”.

(3) Represents agreements to purchase goods or services that are enforceable and legally binding.

(4) See Item 2. Properties and Note 16 to the consolidated financial statements.

In March 2016, we borrowed $360.0 million under our Revolving Credit Facility and recognized a liability of $507.4 million for the Deferred Purchase Price Obligation, both in connection with the 2016 Drop Down. The Deferred Purchase Price Obligation is due no later than December 31, 2020 and as of December 31, 2018, was expected to be $423.9 million based on information available as of December 31, 2018. Upon consummation of the Amendment and the $100 million prepayment of the Deferred Purchase Price Obligation, the Remaining Consideration under the Deferred Purchase Price Obligation will be reduced to $303.5 million, which will be payable by the Partnership in one or more payments over the period from March 1, 2020 through December 31, 2020, payable in (i) cash, (ii) the Partnership’s common units or (iii) a combination of cash and the Partnership’s common units, at the discretion of the Partnership. No less than 50% of the Remaining Consideration shall be paid on or before June 30, 2020 and interest shall accrue at a rate of 8% per annum on any portion of the Remaining Consideration that remains unpaid after March 31, 2020. See Note 19 to the consolidated financial statements for additional details.

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

Capital Requirements

Our ability to grow, or even maintain current, cash distributions depends, in part, on our ability to capitalize on organic growth opportunities and make acquisitions that increase the amount of cash generated from our operations on a per-unit basis, along with other factors.

Developing, owning and operating midstream energy infrastructure assets requires significant investment in the maintenance of existing gathering systems and the construction and development of new gathering systems and other midstream assets and facilities.

For the year ended December 31, 2018, cash paid for capital expenditures totaled $200.6 million, compared with $124.2 million for the year ended December 31, 2017 and $142.7 million for the year ended December 31, 2016 (see Note 4 to the consolidated financial statements). Maintenance capital expenditures totaled $21.4 million for the year ended December 31, 2018, compared with $15.6 million for the year ended December 31, 2017 and $17.7 million for the year ended December 31, 2016. For the year ended December 31, 2018, contributions to equity method investees totaled $4.9 million, compared with $25.5 million for the year ended December 31, 2017 and $31.6 million for the year ended December 31, 2016 (see Note 8 to the consolidated financial statements). The year-over-year increase in cash paid for capital expenditures primarily reflected the expansion of our existing gathering and processing complex in the DJ Basin with the addition of a new 60 MMcf/d cryogenic processing plant in addition to the development of our new associated natural gas gathering and processing system in the Permian Basin.

The acquisition component and greenfield development projects of our growth strategy has required and will continue to require significant expenditures by us. Consequently, our ability to develop and maintain sources of funds to meet our capital requirements is critical to our ability to meet our growth objectives. We intend to continue to pursue accretive acquisitions of midstream assets from third parties. However, their size, timing and/or contribution to our operations and financial results cannot be reasonably estimated. Furthermore, there are a number of risks and uncertainties that could cause our current expectations to change, including, but not limited to, (i) the ability to reach agreement with third parties; (ii) prevailing conditions and outlook in the natural gas, crude oil and natural gas liquids industries and markets and (iii) our ability to obtain financing from commercial banks, the capital markets, or other sources such as our Sponsor and Summit Investments, among other factors.

We rely primarily on internally generated cash flow as well as external financing sources, including commercial bank borrowings and the issuance of debt, equity and preferred equity securities, to fund our capital expenditures. We believe that our Revolving Credit Facility, together with internally generated cash flow and financial support from our Sponsor and/or access to new debt or equity capital markets, will be adequate to finance our growth objectives for the foreseeable future without adversely impacting our liquidity or our ability to make quarterly cash distributions to our unitholders.

Credit and Counterparty Concentration Risks

We examine the creditworthiness of counterparties to whom we extend credit and manage our exposure to credit risk through credit analysis, credit approval, credit limits and monitoring procedures, and for certain transactions, we may request letters of credit, prepayments or guarantees.

Certain of our customers may be temporarily unable to meet their current obligations. While this may cause disruption to cash flows, we believe that we are properly positioned to deal with the potential disruption because the vast majority of our gathering assets are strategically positioned at the beginning of the midstream value chain. The majority of our infrastructure is connected directly to our customers’ wellheads and pad sites, which means our gathering systems are typically the first third-party infrastructure through which our customers’ commodities flow and, in many cases, the only way for our customers to get their production to market.

We have exposure due to nonperformance under our MVC contracts whereby a customer, who was not meeting its MVCs, does not have the wherewithal to make its MVC shortfall payments when they become due. We typically receive payment for all prior-year MVC shortfall billings in the quarter immediately following billing. Therefore, our exposure to risk of nonperformance is limited to and accumulates during the current year-to-date contracted measurement period.

For additional information, see Notes 4, 9 and 11 to the consolidated financial statements.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of or during the year ended December 31, 2018.

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

Property, Plant and Equipment and Amortizing Intangible Assets.  As of December 31, 2018, we had net property, plant and equipment with a carrying value of approximately $2.0 billion and net amortizing intangible assets with a carrying value of approximately $273.4 million.

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

2018 Impairments. In December 2018, in connection with certain strategic initiatives, we performed a recoverability assessment of certain assets within the Williston Basin reporting segment. Based on the results, we concluded that the carrying value of certain long-lived assets related to the Tioga Midstream system within the Williston Basin were not fully recoverable. We recorded an impairment charge of $3.9 million related to these assets after comparing the fair value of the long-lived assets to their carrying values. In addition, we reviewed other assets that had been identified as potentially impaired and recognized long-lived asset impairments as detailed in Note 5 to the consolidated financial statements.

2017 Impairments. In December 2017, in connection with certain strategic initiatives, we performed a financial review of certain assets within the Williston Basin reporting segment. This resulted in a triggering event that required us to perform a recoverability test. Based on the results of the test, we concluded that the carrying value of certain long-lived assets and the related intangible assets related to the Bison Midstream system in the Williston Basin were not fully recoverable. As a result, we recorded an impairment charge of $101.9 million related to the long-lived assets and $85.2 million related to contract intangibles assets.

For additional information, see Notes 2, 5 and 6 to the consolidated financial statements.

Goodwill.  We evaluate goodwill for impairment annually on September 30 and whenever events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill.

2018, 2017 and 2016 Impairment Evaluations. We performed our 2018, 2017 and 2016 annual goodwill impairment analysis as of September 30 and concluded that none of our goodwill had been impaired.

See Notes 2 and 7 for additional information.

Deferred Purchase Price Obligation

We recognized the Deferred Purchase Price Obligation to reflect the present value of the Remaining Consideration. Our calculation of the Remaining Consideration incorporates:

•	actual capital expenditures and Business Adjusted EBITDA related to the 2016 Drop Down Assets for the period from March 3, 2016 through the respective balance sheet date; and
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

The estimates and expectations used in calculating the prospective component of Remaining Consideration and the present value calculation of the Remaining Consideration involve a significant amount of judgment as the calculations are, in part, based on future events and/or conditions, including (i) revenues, (ii) estimates of future volume throughput, capital expenditures, operating costs and their timing and (iii) economic and regulatory climates, among other factors. Our estimates of these inputs are inherently imprecise because they reflect our expectation of future conditions that are largely outside of our control. While the assumptions used are consistent with our current business plans and investment decisions, these assumptions could change significantly during the period leading up to settlement of the Deferred Purchase Price Obligation. See Notes 17 and 19 to the consolidated financial statements and “Business – Recent Developments” for additional information.

Minimum Volume Commitments

Deferred Revenue.  We record customer billings for obligations under their MVCs as deferred revenue when the customer has the right to utilize shortfall payments to offset gathering or processing fees in subsequent periods. We recognize deferred revenue under these arrangements in revenue when (i) we consider it remote that the customer will utilize shortfall payments to offset gathering or processing fees in excess of its MVCs in subsequent periods; (ii) the customer incurs a shortfall in a contract with no banking mechanism or claw back provision; (iii) the customer’s banking mechanism has expired; or (iv) it is remote that the customer will use its unexercised right. We also recognize deferred revenue when it is determined that a given amount of MVC shortfall payments cannot be recovered by offsetting gathering or processing fees in subsequent contracted measurement periods. In making this determination, we consider both quantitative and qualitative facts and circumstances, including, but not limited to, contract terms, capacity of the associated pipeline or receipt point and/or expectations regarding future investment, drilling and production.

We classify deferred revenue as a current liability for arrangements where the expiration of a customer's right to utilize shortfall payments is twelve months or less. We classify deferred revenue as noncurrent for arrangements where the expiration of the right to utilize shortfall payments and our estimate of its potential utilization is more than 12 months. As of December 31, 2018, current deferred revenue totaled $11.5 million. Noncurrent deferred revenue totaled $39.5 million at December 31, 2018 and represents amounts that provide these customers the ability to offset their gathering fees, as determined by the MVC contract, to the extent that their throughput volumes exceed their MVC.

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

For additional information, see Notes 2, 4 and 9 to the consolidated financial statements and the "Results of Operations" and "Liquidity and Capital Resources—Credit and Counterparty Concentration Risks" sections herein.

Forward-Looking Statements

Investors are cautioned that certain statements contained in this report as well as in periodic press releases and certain oral statements made by our officers and employees during our presentations are “forward-looking” statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements and may contain the words “expect,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “will be,” “will continue,” “will likely result,” and similar expressions, or future conditional verbs such as “may,” “will,” “should,” “would,” and “could.” In addition, any statement concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions taken by us, our subsidiaries, Summit Investments or our Sponsor, are also forward-looking statements. These forward-looking statements involve various risks and uncertainties, including, but not limited to, those described in Item 1A. Risk Factors included in this report.

Forward-looking statements are based on current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond the control of our management team. All forward-looking statements in this report and subsequent written and oral forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements in this paragraph. These risks and uncertainties include, among others:

•	our ability to grow, or maintain, our current rate of cash distributions;
•	fluctuations in natural gas, NGLs and crude oil prices;
•	the extent and success of our customers' drilling efforts, as well as the quantity of natural gas, crude oil and produced water volumes produced within proximity of our assets;
•	failure or delays by our customers in achieving expected production in their natural gas, crude oil and produced water projects;
•	competitive conditions in our industry and their impact on our ability to connect hydrocarbon supplies to our gathering and processing assets or systems;
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

•	the ability to attract and retain key management personnel;

•	commercial bank and capital market conditions and the potential impact of changes or disruptions in the credit and/or equity capital markets;
•	changes in the availability and cost of capital and the results of our financing efforts, including availability of funds in the credit and/or equity capital markets;
•	restrictions placed on us by the agreements governing our debt and preferred equity instruments;
•	the availability, terms and cost of downstream transportation and processing services;
•	natural disasters, accidents, weather-related delays, casualty losses and other matters beyond our control;
•	operational risks and hazards inherent in the gathering, treating and/or processing of natural gas, crude oil and produced water;
•	weather conditions and terrain in certain areas in which we operate;
•	any other issues that can result in deficiencies in the design, installation or operation of our gathering, treating and processing facilities;
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our current interest rate risk exposure is largely related to our debt portfolio. As of December 31, 2018, we had $800.0 million principal of fixed-rate Senior Notes and $466.0 million outstanding under our variable rate Revolving Credit Facility (see Note 10 to the consolidated financial statements). While existing fixed-rate debt mitigates the downside impact of fluctuations in interest rates, future issuances of long-term debt could be impacted by increases in interest rates, which could result in higher overall interest costs. In addition, the borrowings under our Revolving Credit Facility, which have a variable interest rate, also expose us to the risk of increasing interest rates. For the year ended December 31, 2018, a hypothetical 1% increase (decrease) in interest rates would have increased (decreased) our interest expense by approximately $3.6 million assuming no changes in amounts drawn or other variables under our Revolving Credit Facility or Senior Notes.

Commodity Price Risk

We currently generate a majority of our revenues pursuant to primarily long-term and fee-based gathering agreements, many of which include MVCs and areas of mutual interest. Our direct commodity price exposure relates to (i) the sale of physical natural gas and/or NGLs purchased under percentage-of-proceeds arrangements with certain of our customers on the Bison Midstream and Grand River systems, (ii) natural gas and crude oil marketing services in and around our gathering systems, (iii) the sale of natural gas we retain from certain DFW Midstream customers and (iv) the sale of condensate we retain from our gathering services at Grand River. Our gathering agreements with certain DFW Midstream customers permit us to retain a certain quantity of natural gas that we sell to offset the power costs we incur to operate our electric-drive compression assets. Our gathering agreements with our Grand River customers permit us to retain condensate volumes from the Grand River system gathering lines. We manage our direct exposure to natural gas and power prices through the use of forward power purchase contracts with wholesale power providers that require us to purchase a fixed quantity of power at a fixed heat rate based on prevailing natural gas prices on the Waha Hub Index. We sell retainage natural gas at prices that are based on the Waha Hub Index and/or the Atmos Zone 3 Index. By basing the power prices on an index and basin-relevant market, we are able to closely associate the relationship between the compression electricity expense and natural gas retainage sales. We do not enter into risk management contracts for speculative purposes.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Summit Midstream GP, LLC and the unitholders of Summit Midstream Partners, LP
The Woodlands, Texas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Summit Midstream Partners, LP and subsidiaries (the "Partnership") as of December 31, 2018 and 2017, the related consolidated statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audits and the reports of the other auditors, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We did not audit the financial statements of Ohio Gathering Company, L.L.C. (“Ohio Gathering”) as of and for the years ended December 31, 2018, 2017, and 2016 or Ohio Condensate Company, L.L.C. (“Ohio Condensate”) for the year ended December 31, 2016, the Partnership’s investments in which are accounted for by use of the equity method. The accompanying financial statements of the Partnership include its equity investment in Ohio Gathering of $642,036,000 and $683,468,000 as of December 31, 2018 and 2017, respectively, and its income (loss) from equity method investees in Ohio Gathering of $(11,085,000), $(1,823,000), and $7,451,000 for the years ended December 31, 2018, 2017 and 2016, respectively, and Ohio Condensate of $(37,795,000) for the year ended December 31, 2016. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Ohio Gathering and Ohio Condensate, is based solely on the reports of the other auditors.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership's internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2019 expressed an unqualified opinion on the Partnership's internal control over financial reporting based on our audit.

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

/s/ Deloitte & Touche LLP

Atlanta, Georgia

February 26, 2019

We have served as the Partnership's auditor since 2009.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2018	2017
	(In thousands, except unit amounts)
Assets
Current assets:
Cash and cash equivalents	$4,345	$1,430
Accounts receivable	97,936	72,301
Other current assets	3,971	4,327
Total current assets	106,252	78,058
Property, plant and equipment, net	1,963,713	1,795,129
Intangible assets, net	273,416	301,345
Goodwill	16,211	16,211
Investment in equity method investees	649,250	690,485
Other noncurrent assets	11,720	13,565
Total assets	$3,020,562	$2,894,793

Liabilities and Partners' Capital
Current liabilities:
Trade accounts payable	$38,414	$16,375
Accrued expenses	21,963	12,499
Due to affiliate	240	1,088
Deferred revenue	11,467	4,000
Ad valorem taxes payable	10,550	8,329
Accrued interest	12,286	12,310
Accrued environmental remediation	2,487	3,130
Other current liabilities	12,645	11,258
Total current liabilities	110,052	68,989
Long-term debt	1,257,731	1,051,192
Deferred Purchase Price Obligation	383,934	362,959
Noncurrent deferred revenue	39,504	12,707
Noncurrent accrued environmental remediation	3,149	2,214
Other noncurrent liabilities	4,968	7,063
Total liabilities	1,799,338	1,505,124
Commitments and contingencies (Note 16)

Series A Preferred Units (300,000 units issued and outstanding at December 31, 2018 and December 31, 2017)	293,616	294,426
Common limited partner capital (73,390,853 units issued and outstanding at December 31, 2018 and 73,085,996 units issued and outstanding at December 31, 2017)	902,358	1,056,510
General Partner interests (1,490,999 units issued and outstanding at December 31, 2018 and December 31, 2017)	25,250	27,920
Noncontrolling interest	-	10,813
Total partners' capital	1,221,224	1,389,669
Total liabilities and partners' capital	$3,020,562	$2,894,793

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2018	2017	2016
	(In thousands, except per-unit amounts)
Revenues:
Gathering services and related fees	$344,616	$394,427	$345,961
Natural gas, NGLs and condensate sales	134,834	68,459	35,833
Other revenues	27,203	25,855	20,568
Total revenues	506,653	488,741	402,362
Costs and expenses:
Cost of natural gas and NGLs	107,661	57,237	27,421
Operation and maintenance	96,878	93,882	95,334
General and administrative	52,877	54,681	52,410
Depreciation and amortization	107,100	115,475	112,239
Transaction costs	—	73	1,321
Loss on asset sales, net	—	527	93
Long-lived asset impairment	7,186	188,702	1,764
Total costs and expenses	371,702	510,577	290,582
Other (expense) income	(169)	298	116
Interest expense	(60,535)	(68,131)	(63,810)
Early extinguishment of debt	—	(22,039)	—
Deferred Purchase Price Obligation	(20,975)	200,322	(55,854)
Income (loss) before income taxes and loss from equity method investees	53,272	88,614	(7,768)
Income tax expense	(33)	(341)	(75)
Loss from equity method investees	(10,888)	(2,223)	(30,344)
Net income (loss)	$42,351	$86,050	$(38,187)
Less:
Net income attributable to Summit Investments	—	—	2,745
Net income (loss) attributable to noncontrolling interest	168	363	(14)
Net income (loss) attributable to SMLP	42,183	85,687	(40,918)
Net income attributable to General Partner, including IDRs	9,384	10,202	7,261
Net income (loss) attributable to limited partners	32,799	75,485	(48,179)
Net income attributable to Series A Preferred Units	28,500	3,563	—
Net income (loss) attributable to common limited partners	$4,299	$71,922	$(48,179)

Earnings (loss) per limited partner unit:
Common unit – basic	$0.06	$0.99	$(0.71)
Common unit – diluted	$0.06	$0.98	$(0.71)

Weighted-average limited partner units outstanding:
Common units – basic	73,304	72,705	68,264
Common units – diluted	73,615	73,047	68,264

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

	Partners' capital				Summit
	Limited partners				Investments' equity in
	Common	Subordinated	General Partner	Noncontrolling interest	contributed subsidiaries	Total
	(In thousands)
Partners' capital, January 1, 2016	$744,977	$213,631	$25,634	$—	$763,057	$1,747,299
Net (loss) income	(49,219)	1,040	7,261	(14)	2,745	(38,187)
Distributions to unitholders	(142,214)	(14,034)	(11,256)	—	—	(167,504)
Unit-based compensation	7,550	—	—	—	—	7,550
Tax withholdings on vested SMLP LTIP awards	(1,181)	—	—	—	—	(1,181)
Issuance of common units, net of offering costs	125,233	—	—	—	—	125,233
Contribution from General Partner	—	—	2,702	—	—	2,702
Subordinated units conversion	200,637	(200,637)	—	—	—	—
Purchase of 2016 Drop Down Assets	—	—	—	—	(866,858)	(866,858)
Establishment of noncontrolling interest	—	—	—	11,261	(11,261)	—
Distribution of debt related to Carve-Out Financial Statements of Summit Investments	—	—	—	—	342,926	342,926
Excess of acquired carrying value over consideration paid for 2016 Drop Down Assets	243,044	—	4,953	—	(247,997)	—
Cash advance from Summit Investments to contributed subsidiaries, net	—	—	—	—	12,214	12,214
Expenses paid by Summit Investments on behalf of contributed subsidiaries	—	—	—	—	4,821	4,821
Capitalized interest allocated from Summit Investments to contributed subsidiaries	—	—	—	—	223	223
Class B membership interest noncash compensation	305	—	—	—	130	435
Partners' capital, December 31, 2016	$1,129,132	$—	$29,294	$11,247	$—	$1,169,673

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

(continued)

	Partners' capital
	Limited partners
	Series A Preferred Units	Common	General Partner	Noncontrolling interest	Total
	(In thousands)
Partners' capital, December 31, 2016	$—	$1,129,132	$29,294	$11,247	$1,169,673
Net income	3,563	71,922	10,202	363	86,050
Distributions to unitholders	(2,375)	(167,062)	(12,041)	—	(181,478)
Unit-based compensation	—	7,878	—	—	7,878
Tax withholdings on vested SMLP LTIP awards	—	(2,236)	—	—	(2,236)
Issuance of Series A Preferred Units, net of offering costs	293,238	—	—	—	293,238
ATM Program issuances, net of costs	—	17,078	—	—	17,078
Contribution from General Partner	—	—	465	—	465
Purchase of noncontrolling interest	—	—	—	(797)	(797)
Other	—	(202)	—	—	(202)
Partners' capital, December 31, 2017, as reported	$294,426	$1,056,510	$27,920	$10,813	$1,389,669
January 1, 2018 impact of Topic 606 day 1 adoption	—	4,130	84	—	4,214
Partners' capital, January 1, 2018	294,426	1,060,640	28,004	10,813	1,393,883
Net income	28,500	4,299	9,384	168	42,351
Distributions to unitholders	(28,500)	(168,567)	(12,138)	—	(209,205)
Unit-based compensation	—	8,088	—	—	8,088
Tax withholdings on vested SMLP LTIP awards	—	(1,974)	—	—	(1,974)
Purchase of noncontrolling interest	—	—	—	(10,981)	(10,981)
Other	(810)	(128)	—	—	(938)
Partners' capital, December 31, 2018	$293,616	$902,358	$25,250	$—	$1,221,224

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2018	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$42,351	$86,050	$(38,187)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	106,767	114,872	112,661
Amortization of debt issuance costs	4,285	4,158	3,976
Deferred Purchase Price Obligation	20,975	(200,322)	55,854
Unit-based and noncash compensation	8,328	7,951	7,985
Loss from equity method investees	10,888	2,223	30,344
Distributions from equity method investees	35,271	40,220	44,991
Loss on asset sales, net	—	527	93
Long-lived asset impairment	7,186	188,702	1,764
Early extinguishment of debt	—	22,039	—
Write-off of debt issuance costs	—	302	—
Changes in operating assets and liabilities:
Accounts receivable	(21,535)	25,063	(7,783)
Trade accounts payable	81	(3,246)	2,001
Accrued expenses	9,464	1,110	4,613
Due (to) from affiliate	(848)	830	(891)
Deferred revenue, net	5,355	(40,758)	11,302
Ad valorem taxes payable	2,221	(2,259)	317
Accrued interest	(24)	(5,173)	—
Accrued environmental remediation, net	(3,808)	(4,109)	(4,211)
Other, net	972	(348)	5,666
Net cash provided by operating activities	227,929	237,832	230,495
Cash flows from investing activities:
Capital expenditures	(200,586)	(124,215)	(142,719)
Proceeds from asset sale	496	2,300	—
Contributions to equity method investees	(4,924)	(25,513)	(31,582)
Acquisitions of gathering systems from affiliate, net of acquired cash	—	—	(359,431)
Purchase of noncontrolling interest	(10,981)	(797)	—
Other, net	(284)	(458)	(394)
Net cash used in investing activities	(216,279)	(148,683)	(534,126)

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued)

	Year ended December 31,
	2018	2017	2016
	(In thousands)
Cash flows from financing activities:
Distributions to common unitholders	(180,705)	(179,103)	(167,504)
Distributions to Series A Preferred unitholders	(28,500)	(2,375)	—
Borrowings under Revolving Credit Facility	289,000	247,500	520,300
Repayments under Revolving Credit Facility	(84,000)	(634,500)	(204,300)
Debt issuance costs	(344)	(16,390)	(3,032)
Payment of redemption and call premiums on senior notes	—	(17,932)	—
Proceeds from ATM Program common unit issuances, net of costs	—	17,078	—
Proceeds from underwritten issuance of common units, net of costs	—	—	125,233
Proceeds from issuance of Series A Preferred Units, net of costs	—	293,238	—
Contribution from General Partner	—	465	2,702
Cash advance from Summit Investments to contributed subsidiaries, net	—	—	12,214
Expenses paid by Summit Investments on behalf of contributed subsidiaries	—	—	4,821
Issuance of senior notes	—	500,000	—
Tender and redemption of senior notes	—	(300,000)	—
Other, net	(4,186)	(3,128)	(1,168)
Net cash (used in) provided by financing activities	(8,735)	(95,147)	289,266
Net change in cash and cash equivalents	2,915	(5,998)	(14,365)
Cash and cash equivalents, beginning of period	1,430	7,428	21,793
Cash and cash equivalents, end of period	$4,345	$1,430	$7,428

Supplemental cash flow disclosures:
Cash interest paid	$64,678	$71,488	$63,000
Less capitalized interest	8,497	2,579	3,709
Interest paid (net of capitalized interest)	$56,181	$68,909	$59,291

Cash paid for taxes	$175	$—	$—

Noncash investing and financing activities
Capital expenditures in trade accounts payable (period-end accruals)	$33,750	$11,792	$8,422
Capital expenditures relating to contributions in aid of construction for Topic 606 day 1 adoption	33,123	—	—
Issuance of Deferred Purchase Price Obligation to affiliate to partially fund the 2016 Drop Down	—	—	507,427
Excess of acquired carrying value over consideration paid and recognized for 2016 Drop Down Assets	—	—	247,997
Distribution of debt related to Carve-Out Financial Statements of Summit Investments	—	—	342,926
Capitalized interest allocated to contributed subsidiaries from Summit Investments	—	—	223

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

In addition to its approximate 2% general partner interest in SMLP (including the IDRs), Summit Investments has indirect ownership interests in our common units. As of December 31, 2018, Summit Investments beneficially owned 25,854,581 SMLP common units and a subsidiary of Energy Capital Partners directly owned 5,915,827 SMLP common units. On February 26, 2019, we announced an equity restructuring agreement with the General Partner and SMP Holdings pursuant to which, upon closing, the IDRs and the 2% general partner interest will be converted into 8,750,000 common units and a non-economic general partner interest. The closing of the equity restructuring agreement is subject to certain conditions.

Neither SMLP nor its subsidiaries have any employees. All of the personnel that conduct our business are employed by Summit Investments, but these individuals are sometimes referred to as our employees.

Business Operations.  We provide natural gas gathering, treating and processing services as well as crude oil and produced water gathering services pursuant to primarily long-term, fee-based agreements with our customers. Our results are driven primarily by the volumes of natural gas that we gather, compress, treat and/or process as well as by the volumes of crude oil and produced water that we gather. We are the owner-operator of or have significant ownership interests in the following gathering systems:

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

•

Tioga Midstream, a crude oil, produced water and associated natural gas gathering system operating in the Williston Basin, which includes the Bakken and Three Forks shale formations in northwestern North Dakota;

•	Bison Midstream, an associated natural gas gathering system operating in the Williston Basin, which includes the Bakken and Three Forks shale formations in northwestern North Dakota;
•	Niobrara G&P, an associated natural gas gathering and processing system operating in the DJ Basin, which includes the Niobrara and Codell shale formations in northeastern Colorado;
•	Summit Permian, an associated natural gas gathering and processing system in the northern Delaware Basin, which includes the Wolfcamp and Bone Spring formations, in southeastern New Mexico;
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

In February 2016, the Partnership and SMP Holdings, a wholly owned subsidiary of Summit Investments, entered into a contribution agreement (the "Contribution Agreement") pursuant to which SMP Holdings agreed to contribute to the Partnership substantially all of its limited partner interest in OpCo, a Delaware limited partnership that owns (i) 100% of the issued and outstanding membership interests of Summit Utica, Meadowlark Midstream and Tioga Midstream (collectively, the “Contributed Entities”), each a limited liability company and (ii) a 40% ownership interest in each of OGC and OCC (collectively with OpCo and the Contributed Entities, the “2016 Drop Down Assets”)(the “2016 Drop Down”). The 2016 Drop Down closed in March 2016; concurrent therewith, a subsidiary of Summit Investments retained a 1% noncontrolling interest in OpCo. In a series of transactions in December 2017 and November 2018, we purchased the 1% noncontrolling interest in OpCo. As a result of these transactions, other than our investment in Ohio Gathering, all of our business activities are now conducted through wholly owned operating subsidiaries.

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

Asset Retirement Obligations.  We record a liability for asset retirement obligations only if and when a future asset retirement obligation with a determinable life is identified. For identified asset retirement obligations, we then evaluate whether the expected date and related costs of retirement can be estimated. We have concluded that our gathering and processing assets have an indeterminate life because they are owned and will operate for an indeterminate period when properly maintained. Because we did not have sufficient information to reasonably estimate the amount or timing of such obligations and we have no current plan to discontinue use of any significant assets, we did not provide for any asset retirement obligations as of December 31, 2018 or 2017.

Amortizing Intangibles.  Upon the acquisition of DFW Midstream, certain of its gas gathering contracts were deemed to have above-market pricing structures. We have recognized the above-market contracts as favorable gas gathering contracts. We amortize the favorable contracts using a straight-line method over the contract’s estimated useful life. We define useful life as the period over which the contract is expected to contribute to our future cash flows. These contracts have original terms ranging from 10 years to 20 years. We recognize the amortization expense associated with these contracts in other revenues.

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

We test goodwill for impairment using a quantitative test. We compare the fair value of the reporting unit to its carrying value, including goodwill. To estimate the fair value of the reporting units, we utilize two valuation methodologies: the market approach and the income approach. Both of these approaches incorporate significant estimates and assumptions to calculate enterprise fair value for a reporting unit. The most significant estimates and assumptions inherent within these two valuation methodologies are: (i) determination of the weighted-average cost of capital; (ii) the selection of guideline public companies; (iii) market multiples; (iv) weighting of the income and market approaches (v) growth rates; (vi) commodity prices; and (vii) the expected levels of throughput volume gathered. Changes in these and other assumptions could materially affect the estimated amount of fair value for any of our reporting units.

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

Other Noncurrent Assets.  Other noncurrent assets primarily consist of external costs incurred in connection with the closing of our Revolving Credit Facility and related amendments. We capitalize and then amortize these debt issuance costs on a straight-line basis, which approximates the effect of the effective interest rate method, over the life of the respective debt instrument. We recognize the amortization of the Revolving Credit Facility debt issuance costs in interest expense.

Debt Issuance Costs.  Debt issuance costs, other than those associated with our Revolving Credit Facility, are reflected in the carrying value of the Senior Notes as an adjustment to the principal amount and amortized on a straight-line basis, which approximates the effect of the effective interest rate method, over the life of the respective debt instrument. We recognize the amortization of the Senior Notes debt issuance costs in interest expense.

Deferred Purchase Price Obligation.  We recognize a liability for the Deferred Purchase Price Obligation to reflect the present value of the estimated Remaining Consideration to be paid in 2020 for the acquisition of the 2016 Drop Down Assets. We estimate Remaining Consideration by summing the calculations of (i) actual capital expenditures incurred and Business Adjusted EBITDA (as defined later) recognized from the 2016 Drop Down Assets during the period since closing the 2016 Drop Down to the current balance sheet date and (ii) estimates of projected capital expenditures and Business Adjusted EBITDA related to the 2016 Drop Down Assets for periods subsequent to the respective balance sheet date until December 31, 2019. We discount the Remaining Consideration using a commensurate risk-adjusted discount rate and recognize the change in present value of the Remaining Consideration in earnings in the period of change. Our recognition of the change in present value of the Remaining Consideration in the consolidated statements of operations represents the change in present value, which comprises a time value of money concept, as well as (i) actual results from the 2016 Drop Down Assets and (ii) adjustments to projections and the expected value of the Remaining Consideration (see Notes 17 and 19 for additional information).

Impairment of Long-Lived Assets.  We test assets for impairment when events or circumstances indicate that the carrying value of a long-lived asset may not be recoverable. The carrying value of a long-lived asset (except goodwill) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from its use and eventual disposition. If we conclude that an asset's carrying value will not be recovered through future cash flows, we recognize an impairment loss on the long-lived asset equal to the amount by which the carrying value exceeds its fair value. We determine fair value using either a market-based approach, an income-based approach or a combination of the two approaches.

Derivative Contracts.  We have commodity price exposure related to our sale of the physical natural gas we retain from certain DFW Midstream customers and our procurement of electricity to operate the DFW Midstream system's electric-drive compression assets. Our gas gathering agreements with certain DFW Midstream customers permit us to retain a certain quantity of natural gas that we gather to offset the power costs we incur to operate these electric-drive compression assets. We manage this direct exposure to natural gas and power prices through the use of forward power purchase contracts with wholesale power providers that require us to purchase a fixed quantity of power at a fixed heat rate based on prevailing natural gas prices based on the Waha Hub Index. We sell retainage natural gas at prices that are based on the Waha Hub Index and/or the Atmos Zone 3 Index. By basing the power prices on an index and basin-relevant market, we are able to closely associate the relationship between the compression electricity expense and natural gas retainage sales.

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

Noncontrolling Interest.  Noncontrolling interest represents the ownership interests of third-party entities in the net assets of our consolidated subsidiaries. For financial reporting purposes, we consolidate OpCo and its wholly owned subsidiaries with our wholly owned subsidiaries and through October 2018, the 1% ownership interest in OpCo was reflected as noncontrolling interest in partners' capital. We reflected changes in our ownership of OpCo as adjustments to noncontrolling interest. See Note 12 for additional information.

Revenue Recognition.  The majority of our revenue is derived from long-term, fee-based contracts with original terms of up to 25 years. We account for revenue in accordance with Topic 606, which we adopted on January 1, 2018, using the modified retrospective method. See below for further discussion of the adoption.

We recognize revenue earned from fee-based gathering, treating and processing services in gathering services and related fees. We also earn revenue in the Williston Basin reporting segment from the sale of physical natural gas purchased from our customers under certain percent-of-proceeds arrangements; under Topic 606, fees from these arrangements are presented net within cost of natural gas and NGLs. We sell natural gas that we retain from certain DFW Midstream customers to offset the power expenses of the electric-driven compression on the DFW Midstream system. We also sell condensate retained from our gathering services at Grand River. Revenues from the sale of natural gas and condensate are recognized in natural gas, NGLs and condensate sales; the associated expense is included in operation and maintenance expense. Certain customers reimburse us for costs we incur on their behalf.

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

Certain of our gathering and/or processing agreements provide for monthly, annual or multi-year MVCs. Under these MVCs, our customers agree to ship and/or process a minimum volume of production on our gathering systems or to pay a minimum monetary amount over certain periods during the term of the MVC. A customer must make a shortfall payment to us following the end of the contracted measurement period if its actual throughput volumes are less than its MVC for that period. Certain customers are entitled to utilize shortfall payments to offset gathering fees in one or more subsequent contracted measurement periods to the extent that such customer's throughput volumes in a subsequent contracted measurement period exceed its MVC for that contracted measurement period.

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

Income Taxes.  As a partnership, we are generally not subject to federal and state income taxes, except as noted below. However, our unitholders are individually responsible for paying federal and state income taxes on their share of our taxable income. Net income or loss for GAAP purposes may differ significantly from taxable income reportable to our unitholders as a result of differences between the tax basis and the GAAP basis of assets and liabilities and the taxable income allocation requirements under our Partnership Agreement. The aggregate difference in the basis of the Partnership’s net assets for financial and income tax purposes cannot be readily determined as the Partnership does not have access to the information about each partner’s tax attributes related to the Partnership.

In general, legal entities that are chartered, organized or conducting business in the state of Texas are subject to a franchise tax (the "Texas Margin Tax"). The Texas Margin Tax has the characteristics of an income tax because it is determined by applying a tax rate to a tax base that considers both revenues and expenses. Our financial statements reflect provisions for these tax obligations.

Earnings or Loss Per Unit.  We determine basic EPU by dividing the net income or loss that is attributed, in accordance with the net income and loss allocation provisions of our Partnership Agreement, to common limited partners under the two-class method, after deducting (i) any payment of IDRs, by the weighted-average number of limited partner units outstanding, (ii) the General Partner's approximate 2% interest in net income or loss, (iii) any net income or loss of contributed subsidiaries that is attributable to Summit Investments, (iv) the 1% noncontrolling interest in OpCo (for periods subsequent to the 2016 Drop Down and prior to 2018) and (v) net income attributable to Series A Preferred Units. Diluted EPU reflects the potential dilution that could occur if securities or other agreements to issue common units, such as unit-based compensation, were exercised, settled or converted into common units and included in the weighted-average number of units outstanding. When it is determined that potential common units resulting from an award subject to performance or market conditions should be included in the diluted EPU calculation, the impact is reflected by applying the treasury stock method. Pursuant to the closing of the Equity Restructuring Agreement, the IDRs and 2% general partner interest will be converted into 8,750,000 common units.

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

Prior to the adoption of Topic 606, contributions in aid of construction were recognized as a reduction to our cost basis of property, plant and equipment and facility fees were recognized as revenue when the amounts were billed. Upon adoption of Topic 606, the contributions in aid of construction amounts previously received were capitalized to property, plant and equipment, net of any accumulated depreciation, and will be depreciated over the remaining useful lives. Any future contributions in aid of construction will be recognized as revenue over the then remaining term of the respective contract in accordance with Topic 606. Additionally, facility fees will be deferred and recognized over the remaining contract term.

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

Impact on financial statements

The following tables summarize the impact of Topic 606 adoption on our consolidated financial statements.

Consolidated balance sheet

	December 31, 2018
	As Reported	Balances Without Adoption of Topic 606	Effect of Change Increase / (Decrease)
	(In thousands)
Assets
Accounts receivable	$97,936	$91,936	$6,000
Property, plant and equipment, net	1,963,713	1,926,215	37,498

Liabilities
Deferred revenue, current	11,467	4,071	7,396
Deferred revenue, noncurrent	39,504	8,938	30,566

Partners' Capital (1)	927,608	922,072	5,536

(1) Includes common limited partner capital and general partner interests.

Consolidated statement of operations

	Year ended December 31, 2018
	As Reported	Balances Without Adoption of Topic 606	Effect of Change Increase / (Decrease)
	(In thousands)
Revenues
Gathering services and related fees	$344,616	$351,589	$(6,973)
Costs and expenses
Cost of natural gas and NGLs	107,661	120,976	(13,315)
Depreciation and amortization	107,100	105,765	1,335

Consolidated statement of cash flows

	Year ended December 31, 2018
	As Reported	Balances Without Adoption of Topic 606	Effect of Change Increase / (Decrease)
	(In thousands)
Cash flows from operating activities:
Net income	$42,351	$37,344	$5,007
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	106,767	105,432	1,335
Changes in operating assets and liabilities:
Accounts receivable	(21,535)	(15,535)	(6,000)
Deferred revenue, net	5,355	5,697	(342)
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

Accounting Pronouncements Pending Adoption. We have not yet adopted the following accounting pronouncements as of December 31, 2018:

•

ASU No. 2016-02 Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 requires that lessees recognize all leases on the balance sheet, with the exception of short-term leases. A lease liability will be recorded for the obligation of a lessee to make lease payments arising from a lease. A right-of-use (“ROU”) asset will be recorded which represents the lessee’s right to use, or to control the use of, a specified asset for a lease term. ASU 2016-02 is effective for public companies for fiscal years beginning after December 15, 2018, and requires the modified retrospective approach for transition.

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

We adopted ASU 2016-02 on January 1, 2019. We will recognize a ROU asset and a corresponding lease liability based on the present value of such obligations. Based on current estimates, the total ROU assets we will recognize under ASU 2016-02 will account for less than 0.5% of total consolidated assets and the corresponding lease liabilities will account for less than 0.5% of total consolidated liabilities. We will also provide additional disclosures around the nature of the leasing activities beginning in our Form 10-Q for the three months ended March 31, 2019. These include additional qualitative disclosures, such as a general description of leases, and quantitative disclosures, such as lease costs, weighted average remaining lease term and weighted average discount rate.

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

The following table presents estimated revenue expected to be recognized over the remaining contract period related to performance obligations that are unsatisfied and are comprised of estimated MVC shortfall payments.

We applied the practical expedient in paragraph 606-10-50-14 of Topic 606 for certain arrangements that we consider optional purchases (i.e., there is no enforceable obligation for the customer to make purchases) and those amounts are excluded from the table.

	2019	2020	2021	2022	2023	Thereafter
	(In thousands)
Gathering services and related fees	$126,006	$122,429	$100,070	$83,626	$70,923	$112,462

Revenue by Category.  In the following table, revenue is disaggregated by geographic area and major products and services. For more detailed information about reportable segments, see Note 4.

	Reportable Segments
	Year ended December 31, 2018
	Utica Shale	Williston Basin	DJ Basin	Permian Basin	Piceance Basin	Barnett Shale	Marcellus Shale	Total reportable segments	All other segments	Total
	(In thousands)
Major products / services lines
Gathering services and related fees	$35,233	$79,606	$11,251	$115	$135,810	$59,030	$29,573	$350,618	$(6,002)	$344,616
Natural gas, NGLs and condensate sales	—	31,840	371	843	14,800	2,523	—	50,377	84,457	134,834
Other revenues	—	12,204	3,672	—	4,909	6,712	—	27,497	(294)	27,203
Total	$35,233	$123,650	$15,294	$958	$155,519	$68,265	$29,573	$428,492	$78,161	$506,653

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

December 31, 2018
(In thousands)
Contract assets, December 31, 2017	$—
Additions	26,403
Transfers out	(17,648)
Contract assets, December 31, 2018	$8,755

As of December 31, 2018, receivables with customers totaled $82.9 million and contract assets totaled $8.8 million which were included in the accounts receivable caption on the consolidated balance sheet.

Contract liabilities (deferred revenue) relate to the advance consideration received from customers primarily for contributions in aid of construction. We recognize contract liabilities under these arrangements in revenue over the contract period. For the year ended December 31, 2018, we recognized $10.8 million of gathering services and related fees which was included in the contract liability balance as of the beginning of the period. See Note 9 for additional details.

4. SEGMENT INFORMATION

We evaluate our business operations each reporting period to determine whether any of our operating segments in which we internally report financial information are considered significant and would require us to separately disclose certain segment financial information in our external reporting. As a result of our evaluation, during the fourth quarter of 2018, we determined that the DJ Basin natural gas gathering and processing system, previously reported within the Piceance/DJ Basins reportable segment, is expected to be a significant operating segment in future reporting periods. This determination was based on, among other things, the development of a new 60 MMcf/d processing plant that is expected to be operational in 2019, which will increase volume throughput beginning in 2019. In addition, we determined the Permian Basin natural gas gathering and processing system, which was commissioned in the fourth quarter of 2018, is expected to be a significant operating segment in future reporting periods. As such, we modified our current segments in the fourth quarter of 2018 such that the DJ Basin reportable segment includes the Niobrara G&P system and the Permian Basin reportable segment includes the Summit Permian natural gas gathering and processing system. For the year ended December 31, 2018, we have disclosed the required segment information for Niobrara G&P and Summit Permian and the periods prior have been recast to reflect this change.

As of December 31, 2018, our reportable segments are:

•	the Utica Shale, which is served by Summit Utica;
•	Ohio Gathering, which includes our ownership interest in OGC and OCC;
•	the Williston Basin, which is served by Polar and Divide, Tioga Midstream and Bison Midstream;
•	the DJ Basin, which is served by Niobrara G&P;
•	the Permian Basin, which is served by Summit Permian;
•	the Piceance Basin, which is served by Grand River;
•	the Barnett Shale, which is served by DFW Midstream; and
•	the Marcellus Shale, which is served by Mountaineer Midstream.

Each of our reportable segments provides midstream services in a specific geographic area. Our reportable segments reflect the way in which we internally report the financial information used to make decisions and allocate resources in connection with our operations.

The Ohio Gathering reportable segment includes our investment in OGC and OCC. Income or loss from equity method investees, as reflected on the statements of operations, solely relates to Ohio Gathering and is recognized and disclosed on a one-month lag (see Note 8).

Corporate and Other represents those results that are: (i) not specifically attributable to a reportable segment; (ii) not individually reportable; or (iii) that have not been allocated to our reportable segments for the purpose of evaluating their performance, including certain general and administrative expense items, natural gas and crude oil marketing services and transaction costs.

Assets by reportable segment follow.

	December 31,
	2018	2017	2016
	(In thousands)
Assets:
Utica Shale	$207,357	$212,311	$199,392
Ohio Gathering	649,250	690,485	707,415
Williston Basin	526,819	512,860	724,084
DJ Basin	166,580	79,438	72,494
Permian Basin	145,702	57,590	—
Piceance Basin	699,638	719,284	770,946
Barnett Shale	376,564	383,306	404,314
Marcellus Shale	208,790	217,362	224,709
Total reportable segment assets	2,980,700	2,872,636	3,103,354
Corporate and Other	44,181	22,406	12,294
Eliminations	(4,319)	(249)	(469)
Total assets	$3,020,562	$2,894,793	$3,115,179

Revenues by reportable segment follow.

	Year ended December 31,
	2018	2017	2016
	(In thousands)
Revenues (1):
Utica Shale	$35,233	$38,907	$24,263
Williston Basin	123,650	161,503	122,174
DJ Basin	15,294	11,860	8,439
Permian Basin	958	—	—
Piceance Basin	155,519	154,893	141,464
Barnett Shale	68,265	71,667	79,956
Marcellus Shale	29,573	30,394	26,111
Total reportable segments revenue	428,492	469,224	402,407
Corporate and Other	88,286	26,446	412
Eliminations	(10,125)	(6,929)	(457)
Total revenues	$506,653	$488,741	$402,362

(1) Excludes revenues earned by Ohio Gathering due to equity method accounting.

Counterparties accounting for more than 10% of total revenues were as follows:

	Year ended December 31,
	2018	2017	2016
Percentage of total revenues (1)(2):
Counterparty A - Piceance Basin	*	*	14%
Counterparty B - Williston Basin	*	13%	*
Counterparty C - Piceance Basin	10%	*	*

(1) Includes recognition of revenue that was previously deferred in connection with minimum volume commitments (see Note 9).

(2) Excludes revenues earned by Ohio Gathering due to equity method accounting.

* Less than 10%

Depreciation and amortization, including the amortization expense associated with our favorable and unfavorable gas gathering contracts as reported in other revenues, by reportable segment follows.

	Year ended December 31,
	2018	2017	2016
	(In thousands)
Depreciation and amortization (1):
Utica Shale	$7,672	$7,009	$4,331
Williston Basin	22,642	33,772	33,676
DJ Basin	3,133	2,636	2,524
Permian Basin	243	—	—
Piceance Basin	46,919	46,289	46,616
Barnett Shale (2)	15,325	15,001	16,093
Marcellus Shale	9,090	9,047	8,841
Total reportable segment depreciation and amortization	105,024	113,754	112,081
Corporate and Other	1,743	1,118	580
Total depreciation and amortization	$106,767	$114,872	$112,661

(1) Excludes depreciation and amortization recognized by Ohio Gathering due to equity method accounting.

(2) Includes the amortization expense associated with our favorable and unfavorable gas gathering contracts as reported in other revenues.

Cash paid for capital expenditures by reportable segment follow.

	Year ended December 31,
	2018	2017	2016
	(In thousands)
Cash paid for capital expenditures (1):
Utica Shale	$5,719	$22,921	$78,708
Williston Basin	25,202	17,309	31,541
DJ Basin	64,920	7,150	5,807
Permian Basin	83,823	56,020	—
Piceance Basin	7,887	16,564	19,912
Barnett Shale	1,370	569	3,910
Marcellus Shale	1,030	641	1,173
Total reportable segment capital expenditures	189,951	121,174	141,051
Corporate and Other	10,635	3,041	1,668
Total cash paid for capital expenditures	$200,586	$124,215	$142,719

(1) Excludes cash paid for capital expenditures by Ohio Gathering due to equity method accounting.

During the year ended December 31, 2018, Corporate and Other included cash paid of $3.3 million for corporate purposes; the remainder represents capital expenditures for the Double E Pipeline Project relating to the Summit Permian Transmission expansion.

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

Segment adjusted EBITDA by reportable segment follows.

	Year ended December 31,
	2018	2017	2016
	(In thousands)
Reportable segment adjusted EBITDA
Utica Shale	$30,285	$34,011	$21,035
Ohio Gathering	39,969	41,246	45,602
Williston Basin	76,701	66,413	79,475
DJ Basin	7,558	6,624	3,681
Permian Basin	(1,200)	—	—
Piceance Basin	111,042	111,113	105,560
Barnett Shale	43,268	46,232	54,634
Marcellus Shale	24,267	23,888	19,203
Total of reportable segments' measures of profit or loss	$331,890	$329,527	$329,190

A reconciliation of income or loss before income taxes and income or loss from equity method investees to total of reportable segments' measures of profit or loss follows.

	Year ended December 31,
	2018	2017	2016
	(In thousands)
Reconciliation of income (loss) before income taxes and loss from equity method investees to total of reportable segments' measures of profit:
Income (loss) before income taxes and loss from equity method investees	$53,272	$88,614	$(7,768)
Add:
Corporate and Other	38,917	39,140	37,589
Interest expense	60,535	68,131	63,810
Early extinguishment of debt	—	22,039	—
Deferred Purchase Price Obligation	20,975	(200,322)	55,854
Depreciation and amortization	106,767	114,872	112,661
Proportional adjusted EBITDA for equity method investees	39,969	41,246	45,602
Adjustments related to MVC shortfall payments	(3,632)	(41,373)	11,600
Adjustments related to capital reimbursement activity	(427)	—	—
Unit-based and noncash compensation	8,328	7,951	7,985
Loss on asset sales, net	—	527	93
Long-lived asset impairment	7,186	188,702	1,764
Total of reportable segments' measures of profit	$331,890	$329,527	$329,190

For the year ended December 31, 2018, in accordance with Topic 606, adjustments related to MVC shortfall payments are recognized in gathering services and related fees (see Note 3).

In accordance with Topic 606, contributions in aid of construction are recognized over the remaining term of the respective contract. We include adjustments related to capital reimbursement activity in our calculation of segment adjusted EBITDA to account for revenue recognized from contributions in aid of construction.

For the years ended December 31, 2017 and 2016, we included adjustments related to MVC shortfall payments in our calculation of segment adjusted EBITDA to account for (i) the net increases or decreases in deferred revenue for MVC shortfall payments and (ii) our inclusion of expected annual or multi-year MVC shortfall payments. With respect to the impact of a net change in deferred revenue for MVC shortfall payments, we treated increases in deferred revenue balances as a favorable adjustment to segment adjusted EBITDA, while decreases in deferred revenue balances were treated as an unfavorable adjustment to segment adjusted EBITDA. We also included a proportional amount of any historical and expected MVC shortfall payments in each quarter prior to the quarter in which we actually recognize the shortfall payment.

Adjustments related to MVC shortfall payments by reportable segment follow.

	Year ended December 31, 2018
	Williston Basin	Piceance Basin	Barnett Shale	Total
	(In thousands)
Adjustments related to MVC shortfall payments:
Net change in deferred revenue for MVC shortfall payments	$—	$—	$—	$—
Expected MVC shortfall adjustments	—	10	(3,642)	(3,632)
Total adjustments related to MVC shortfall payments	$—	$10	$(3,642)	$(3,632)

	Year ended December 31, 2017
	Williston Basin	Piceance Basin	Barnett Shale	Total
	(In thousands)
Adjustments related to MVC shortfall payments:
Net change in deferred revenue for MVC shortfall payments	$(37,693)	$(3,065)	$—	$(40,758)
Expected MVC shortfall adjustments	—	(3)	(612)	(615)
Total adjustments related to MVC shortfall payments	$(37,693)	$(3,068)	$(612)	$(41,373)

	Year Ended December 31, 2016
	Williston Basin	Piceance Basin	Barnett Shale	Total
	(In thousands)
Adjustments related to MVC shortfall payments:
Net change in deferred revenue for MVC shortfall payments	$8,691	$3,288	$(677)	$11,302
Expected MVC shortfall adjustments	—	(317)	615	298
Total adjustments related to MVC shortfall payments	$8,691	$2,971	$(62)	$11,600

5. PROPERTY, PLANT AND EQUIPMENT, NET

Details on property, plant and equipment follow.

	December 31, 2018	December 31, 2017
	(In thousands)
Gathering and processing systems and related equipment	$2,155,325	$1,973,722
Construction in progress	137,920	78,850
Land and line fill	11,748	11,735
Other	45,853	40,262
Total	2,350,846	2,104,569
Less accumulated depreciation	387,133	309,440
Property, plant and equipment, net	$1,963,713	$1,795,129

During 2018, 2017 and 2016, we identified certain events, facts and circumstances which indicated that certain of our property, plant and equipment could be impaired. As such, we reviewed the assets that had been identified as potentially impaired and estimated the fair value of the identified property, plant and equipment using a market-based approach.

In December 2018, in connection with certain strategic initiatives, we performed a recoverability assessment of certain assets within the Williston Basin reporting segment. Based on the results, we concluded that the carrying value of certain long-lived assets related to the Tioga Midstream system within the Williston Basin were not fully recoverable. We recorded an impairment charge of $3.9 million related to these assets after comparing the fair value of the long-lived assets to their carrying values. In addition, we reviewed the other assets that had been identified as potentially impaired and recognized the long-lived asset impairments in the table below.

In December 2017, in connection with certain strategic initiatives, we performed a financial review of certain assets within the Williston Basin reporting segment. This resulted in a triggering event that required us to perform a recoverability test. Based on the results of the test, we concluded that the carrying value of certain long-lived assets related to the Bison Midstream system within the Williston Basin were not fully recoverable. We recorded an impairment charge of $101.9 million related to these assets after comparing the fair value of the long-lived assets to their carrying values. See Note 6 for additional details.

During 2018, 2017 and 2016, we recognized the following long-lived asset impairments, by segment.

	Year ended December 31,
	2018	2017	2016
	(In thousands)
Long-lived asset impairment:
Williston Basin	$3,972	$101,961	$569
Piceance Basin	1,004	697	—
DJ Basin	9	—	—
Barnett Shale	—	—	1,195
Utica Shale	1,440	878	—
Permian Basin	761	—	—

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

Depreciation expense and capitalized interest follow.

	Year ended December 31,
	2018	2017	2016
	(In thousands)
Depreciation expense	$74,511	$75,120	$70,770
Capitalized interest	8,497	2,579	3,709

6. AMORTIZING INTANGIBLE ASSETS AND UNFAVORABLE GAS GATHERING CONTRACT

Details regarding our intangible assets and the unfavorable gas gathering contract (included in other noncurrent liabilities prior to 2018), all of which are subject to amortization, follow.

	December 31, 2018
	Gross carrying amount	Accumulated amortization	Net
	(In thousands)
Favorable gas gathering contracts	$24,195	$(13,905)	$10,290
Contract intangibles	278,448	(143,962)	134,486
Rights-of-way	166,209	(37,569)	128,640
Total intangible assets	$468,852	$(195,436)	$273,416

Unfavorable gas gathering contract	$10,962	$(10,962)	$—

	December 31, 2017
	Gross carrying amount	Accumulated amortization	Net
	(In thousands)
Favorable gas gathering contracts	$24,195	$(12,350)	$11,845
Contract intangibles	278,448	(117,821)	160,627
Rights-of-way	159,986	(31,113)	128,873
Total intangible assets	$462,629	$(161,284)	$301,345

Unfavorable gas gathering contract	$10,962	$(9,074)	$1,888

In December 2017, in connection with certain strategic initiatives, we evaluated certain long-lived assets relating to the Bison Midstream system within the Williston Basin reporting segment (see Note 5). In connection with this evaluation, we evaluated the related intangible assets associated therewith for impairment consisting of contract intangible assets and rights-of-way intangible assets. We concluded the contract intangible assets were also impaired and, as a result, we recorded an impairment charge of $85.2 million.

We recognized amortization expense in other revenues as follows:

	Year ended December 31,
	2018	2017	2016
	(In thousands)
Amortization expense – favorable gas gathering contracts	$(1,555)	$(1,555)	$(1,261)
Amortization expense – unfavorable gas gathering contract	1,888	2,158	839

We recognized amortization expense in costs and expenses as follows:

	Year ended December 31,
	2018	2017	2016
	(In thousands)
Amortization expense – contract intangibles	$26,141	$34,202	$35,416
Amortization expense – rights-of-way	6,448	6,153	6,053

The estimated aggregate annual amortization expected to be recognized for as of December 31, 2018 for each of the five succeeding fiscal years follows.

Intangible assets
(In thousands)
2019	$32,422
2020	32,246
2021	28,554
2022	25,487
2023	25,433

7. GOODWILL

Goodwill for the periods presented of $16.2 million is related to the acquisition of the Mountaineer Midstream system in 2013.

Accumulated goodwill impairments by reportable segment for those reporting units that have previously recognized goodwill follow.

As of December 31, 2018, 2017, 2016
(In thousands)
Accumulated goodwill impairment:
Piceance Basin	$45,478
Williston Basin	257,572
Total accumulated goodwill impairment	$303,050

As discussed in Note 2, we evaluate goodwill for impairment annually on September 30 and whenever events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill.

We performed our annual goodwill impairment testing for the Mountaineer Midstream reporting unit as of September 30, 2018 using a combination of the income and market approaches. We determined that its fair value substantially exceeded its carrying value, including goodwill.

We had no impairments of goodwill for the years ended December 31, 2018 and 2017.

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

Our initial investment in Ohio Gathering in 2014 included a $190.0 million payment to acquire a 1% interest from a third party, which included an option to increase our ownership to 40%, as well as a series of contributions directly to Ohio Gathering in 2014, which increased our ownership to 40%. Concurrent with and subsequent to the exercise of the option, the non-affiliated owners have retained their respective 60% ownership interest in Ohio Gathering (the "Non-affiliated Owners").

We account for our ownership interests in Ohio Gathering as an equity method investment because we have joint control with the Non-affiliated Owners, which gives us significant influence.

We recognize the $190.0 million paid for the initial 1% interest as an investment in Ohio Gathering at inception. In addition, Ohio Gathering assigned a value of $7.5 million to the exercise option, which it ultimately attributed to our capital account. Neither of the aforementioned transactions involved a flow of funds to or from Ohio Gathering. As such, they created a basis difference between our recorded investment in equity method investees and the amount attributed to us by Ohio Gathering within its financial statements. We are amortizing these basis differences over the weighted-average remaining life of the contracts underlying Ohio Gathering's operations.

In December 2018 and 2017, asset impairments were recognized by Ohio Gathering. In addition, Ohio Gathering was involved in legal proceedings relating to a dispute regarding pipeline right of way rights and associated trespass claims that took place prior to December 31, 2018. Ohio Gathering received a judgment on those proceedings in January 2019 and recorded an estimate of the legal exposure as of December 31, 2018. Although we recognize activity for Ohio Gathering on a one-month lag, we recorded the asset impairments and legal contingency in our results of operations for the year ending December 31, 2018 and asset impairments for the year ending December 31, 2017 because the information was available to us. We recorded our 40% share of the asset impairments and legal contingency amounting to $7.7 million in 2018 and asset impairments of $1.4 million in 2017 in loss from equity method investees in the consolidated statements of operations.

A reconciliation of our 40% ownership interest in Ohio Gathering to our investment per Ohio Gathering's books and records follows (in thousands).

	2018	2017
	(In thousands)
Investment in equity method investees, December 31	$649,250	$690,485
December cash distributions	2,736	4,032
December cash contributions	—	(3,932)
Impairment loss	5,652	1,383
Legal contingency	2,040	—
Basis difference	(116,832)	(130,184)
Investment in equity method investees, net of basis difference, November 30	$542,846	$561,784

Summarized balance sheet information for OGC and OCC follows (amounts represent 100% of investee financial information).

	November 30, 2018		November 30, 2017
	OGC	OCC	OGC	OCC
	(In thousands)
Current assets	$37,403	$3,716	$34,383	$3,650
Noncurrent assets	1,262,253	27,203	1,319,448	29,156
Total assets	$1,299,656	$30,919	$1,353,831	$32,806

Current liabilities	$19,903	$3,912	$10,882	$3,382
Noncurrent liabilities	3,688	8,807	3,272	11,715
Total liabilities	$23,591	$12,719	$14,154	$15,097

Summarized statements of operations information for OGC and OCC follow (amounts represent 100% of investee financial information).

	Twelve months ended November 30, 2018		Twelve months ended November 30, 2017		Twelve months ended November 30, 2016
	OGC	OCC	OGC	OCC	OGC	OCC
	(In thousands)
Total revenues	$142,398	$10,177	$140,679	$8,607	$148,662	$15,791
Total operating expenses	136,722	9,053	111,897	8,298	96,647	111,528
Net income (loss)	5,670	498	28,785	(907)	52,009	(94,230)

9. DEFERRED REVENUE

Certain of our gathering and/or processing agreements provide for monthly, annual or multi-year MVCs. The amount of the shortfall payment is based on the difference between the actual throughput volume shipped and/or processed for the applicable period and the MVC for the applicable period, multiplied by the applicable gathering or processing fee.

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

A rollforward of current deferred revenue follows.

	Utica Shale	Williston Basin	DJ Basin	Piceance Basin	Barnett Shale	Marcellus Shale	Total current
	(In thousands)
Current deferred revenue, January 1, 2017	$—	$—	$—	$—	$—	$—	$—
Additions	—	—	—	18,294	—	—	18,294
Less revenue recognized	—	—	—	14,294	—	—	14,294
Current deferred revenue, December 31, 2017, as reported	—	—	—	4,000	—	—	4,000
Net impact of Topic 606 day 1 adoption	18	1,017	358	3,038	1,619	38	6,088
Current deferred revenue, January 1, 2018	18	1,017	358	7,038	1,619	38	10,088
Additions	18	1,744	943	21,955	1,651	96	26,407
Less revenue recognized	18	1,347	562	21,377	1,628	96	25,028
Current deferred revenue, December 31, 2018	$18	$1,414	$739	$7,616	$1,642	$38	$11,467

A rollforward of noncurrent deferred revenue follows.

	Utica Shale	Williston Basin	DJ Basin	Piceance Basin	Barnett Shale	Marcellus Shale	Total noncurrent
	(In thousands)
Noncurrent deferred, revenue, January 1, 2017	$—	$37,693	$—	$19,772	$—	$—	$57,465
Less revenue recognized	—	37,693	—	3,065	—		40,758
Less reclassification to current deferred revenue	—	—	—	4,000	—	—	4,000
Noncurrent deferred revenue, December 31, 2017, as reported	—	—	—	12,707	—	—	12,707
Net impact of Topic 606 day 1 adoption	39	4,215	4,505	5,512	8,217	333	22,821
Noncurrent deferred revenue, January 1, 2018	39	4,215	4,505	18,219	8,217	333	35,528
Additions	—	1,851	3,720	7,869	3,062	—	16,502
Less reclassification to current deferred revenue	18	1,673	941	8,146	1,651	97	12,526
Noncurrent deferred revenue, December 31, 2018	$21	$4,393	$7,284	$17,942	$9,628	$236	$39,504

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

10. DEBT

Debt consisted of the following:

	December 31, 2018	December 31, 2017
	(In thousands)
Summit Holdings' variable rate senior secured Revolving Credit Facility (5.03% at December 31, 2018 and 4.07% at December 31, 2017) due May 2022	$466,000	$261,000
Summit Holdings' 5.5% senior unsecured notes due August 2022	300,000	300,000
Less unamortized debt issuance costs (1)	(2,362)	(2,910)
Summit Holdings' 5.75% senior unsecured notes due April 2025	500,000	500,000
Less unamortized debt issuance costs (1)	(5,907)	(6,898)
Total long-term debt	$1,257,731	$1,051,192

__________

(1) Issuance costs are being amortized over the life of the notes.

The aggregate amount of debt maturing during each of the years after December 31, 2018 are as follow (in thousands):

2019	$—
2020	—
2021	—
2022	766,000
2023	—
Thereafter	500,000
Total long-term debt	$1,266,000

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

In May 2017, Summit Holdings amended and restated its Revolving Credit Facility with a third amended and restated credit agreement which: (i) maintained the Revolving Credit Facility commitments of $1.25 billion, (ii) extended the maturity from November 2018 to May 2022, (iii) included a $250.0 million accordion feature, (iv) maintained the same leverage-based pricing and commitment fee grid, (v) increased the maximum permitted total leverage ratio, as defined in the credit agreement, from 5.00 to 1.00 to 5.50 to 1.00 and (vi) included a maximum permitted senior secured leverage ratio, as defined in the credit agreement, of 3.75 to 1.00.

Borrowings under the Revolving Credit Facility bear interest, at the election of Summit Holdings, at a rate based on the alternate base rate (as defined in the credit agreement) plus an applicable margin ranging from 0.75% to 1.75% or the adjusted Eurodollar rate (as defined in the credit agreement) plus an applicable margin ranging from 1.75% to 2.75%, with the commitment fee ranging from 0.30% to 0.50% in each case based on our relative leverage at the time of determination. At December 31, 2018, the applicable margin under LIBOR borrowings was 2.50%, the interest rate was 5.03% and the unused portion of the Revolving Credit Facility totaled $784.0 million (subject to a commitment fee of 0.50%).

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

As a result of the amendment, SMLP incurred approximately $8.1 million of debt issuance costs. As of December 31, 2018, we had $8.5 million of debt issuance costs attributable to our Revolving Credit Facility and related amendments which are included in noncurrent assets on the consolidated balance sheet.

As of December 31, 2018, we were in compliance with the Revolving Credit Facility's financial covenants. There were no defaults or events of default during the year ended December 31, 2018.

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

In 2017, we executed supplemental indentures and amendments to our Revolving Credit Facility to add three newly formed entities, Summit Permian, Permian Finance and Summit Niobrara, as guarantors. In 2018, we executed supplemental indentures to include OpCo, Summit Utica, Meadowlark Midstream and Tioga Midstream as guarantors concurrent with the purchase of a 1% noncontrolling interest held by a subsidiary of Summit Investments (see Note 12 for additional details). As a result, Bison Midstream and its subsidiaries, Grand River and its subsidiary, DFW Midstream, Summit Marketing, Summit Permian, Permian Finance, Summit Niobrara, OpCo, Summit Utica, Meadowlark Midstream and Tioga Midstream (collectively the "Guarantor Subsidiaries") are 100% owned. The Guarantor Subsidiaries and SMLP fully and unconditionally and jointly and severally guarantee the 5.5% Senior Notes and the 5.75% Senior Notes. There are no significant restrictions on the ability of SMLP or Summit Holdings to obtain funds from its subsidiaries by dividend or loan. Finance Corp. has had no assets or operations since inception in 2013, we have no other independent assets or operations, and our non-guarantor subsidiaries are minor. At no time have the Senior Notes been guaranteed by the Co-Issuers.

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

At any time prior to April 15, 2020, the Co-Issuers may redeem up to 35% of the aggregate principal amount of the 5.75% Senior Notes at a redemption price of 105.750% of the principal amount of the 5.75% Senior Notes, plus accrued and unpaid interest, if any, but not including, the redemption date, with an amount not greater than the net cash proceeds of certain equity offerings. On and after April 15, 2020, the Co-Issuers may redeem all or part of the 5.75% Senior Notes at a redemption price of 104.313% (with the redemption premium declining ratably each year to 100.000% on and after April 15, 2023), plus accrued and unpaid interest, if any, to, but not including, the redemption date. Debt issuance costs of $7.7 million are being amortized over the life of the 5.75% Senior Notes.

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

At any time prior to August 15, 2018, the Co-Issuers may redeem all or part of the 5.5% Senior Notes at a redemption price of 104.125% (with the redemption premium declining ratably each year to 100.000% on and after August 15, 2020), plus accrued and unpaid interest, if any. Debt issuance costs of $5.1 million are being amortized over the life of the 5.5% Senior Notes.

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

As of and during the December 31, 2018, we were in compliance with the financial covenants governing our Senior Notes. There were no defaults or events of default during the year ended December 31, 2018.

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

Accounts receivable primarily comprise amounts due for the gathering, treating and processing services we provide to our customers and also the sale of natural gas liquids resulting from our processing services. This industry concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, industry or other conditions. We monitor the creditworthiness of our counterparties and can require letters of credit for receivables from counterparties that are judged to have substandard credit, unless the credit risk can otherwise be mitigated. Our top five customers or counterparties accounted for 39% of total accounts receivable at December 31, 2018, compared with 44% as of December 31, 2017.

Fair Value.  The carrying amount of cash and cash equivalents, accounts receivable and trade accounts payable reported on the balance sheet approximates fair value due to their short-term maturities.

The Deferred Purchase Price Obligation's carrying value is its fair value because carrying value represents the present value of the payment expected to be made in 2020. Our calculation of the Deferred Purchase Price Obligation involves significant assumptions and judgments. Differing assumptions regarding any of these inputs could have a material effect on the ultimate cash payment and the Deferred Purchase Price Obligation. As such, its fair value measurement is classified as a non-recurring Level 3 measurement in the fair value hierarchy because our assumptions and judgments are not observable from objective sources (see Notes 17 and 19).

The Deferred Purchase Price Obligation represents our only Level 3 financial instrument fair value measurement. A rollforward of our Level 3 liability measured at fair value on a recurring basis follows (in thousands).

Level 3 liability, January 1, 2017	$563,281
Change in fair value	(200,322)
Level 3 liability, December 31, 2017	362,959
Change in fair value	20,975
Level 3 liability, December 31, 2018	$383,934

A summary of the estimated fair value of our debt financial instruments follows.

	December 31, 2018		December 31, 2017
	Carrying value	Estimated fair value (Level 2)	Carrying value	Estimated fair value (Level 2)
	(In thousands)
Summit Holdings 5.5% Senior Notes ($300.0 million principal)	$297,638	$286,625	$297,090	$301,750
Summit Holdings 5.75% Senior Notes ($500.0 million principal)	494,093	455,208	493,102	501,667

The carrying value on the balance sheet of the Revolving Credit Facility is its fair value due to its floating interest rate. The fair value for the Senior Notes is based on an average of nonbinding broker quotes as of December 31, 2018 and 2017. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value of the Senior Notes.

12. PARTNERS' CAPITAL

A rollforward of the number of common limited partner, preferred limited partner and General Partner units follows.

	Limited partners
	Series A Preferred Units	Common	Subordinated	General Partner
Units, January 1, 2016	—	42,062,644	24,409,850	1,354,700
Subordinated units conversion	—	24,409,850	(24,409,850)	—
Units issued in connection with the September 2016 Equity Offering	—	5,500,000	—	—
General Partner 2% contribution	—	—	—	112,245
Net units issued under the SMLP LTIP	—	138,627	—	4,242
Units, December 31, 2016	—	72,111,121	—	1,471,187
Units issued in connection with the November 2017 Equity Offering	300,000	—	—	—
Net units issued under the SMLP LTIP	—	211,327	—	—
Units issued under ATM program	—	763,548	—	—
General Partner 2% contribution	—	—	—	19,812
Units, December 31, 2017	300,000	73,085,996	—	1,490,999
Net units issued under the SMLP LTIP	—	304,857	—	—
Units, December 31, 2018	300,000	73,390,853	—	1,490,999

Unit Offerings. In September 2016, we completed an underwritten public offering of 5,500,000 common units at a price of $23.20 per unit pursuant to an effective shelf registration statement on Form S-3 previously filed with the SEC (the "September 2016 Equity Offering"). Following the September 2016 Equity Offering, our General Partner made a capital contribution to us to maintain its approximate 2% general partner interest. We used the net proceeds from the September 2016 Equity Offering to pay down our Revolving Credit Facility.

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

During the year ended December 31, 2018, there were no transactions under the ATM Program. During the year ended December 31, 2017, we sold 763,548 units under the ATM Program for aggregate gross proceeds of $17.7 million, and paid approximately $0.2 million as compensation to the sales agents pursuant to the terms of the equity distribution agreement. After taking into account the aggregate sales price of common units sold under the ATM Program through December 31, 2018, we have the capacity to issue additional common units under the ATM Program up to an aggregate $132.3 million.

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

Noncontrolling Interest.  At December 31, 2017, we recorded Summit Investments' indirect retained ownership interest in OpCo and its subsidiaries as a noncontrolling interest in the consolidated financial statements. In November 2018, a subsidiary of SMLP purchased the remaining 1% ownership interest in OpCo held by a subsidiary of Summit Investments for approximately $10.9 million. As a result of this transaction, other than our investment in Ohio Gathering, all of our business activities are now conducted through wholly owned operating subsidiaries.

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

2016 Drop Down. On March 3, 2016, we acquired the 2016 Drop Down Assets from a subsidiary of Summit Investments. We paid cash consideration of $360.0 million and recognized a Deferred Purchase Price Obligation of $507.4 million in exchange for Summit Investments' $1.11 billion net investment in the 2016 Drop Down Assets (see Note 17). In June 2016, we received a working capital adjustment of $0.6 million from a subsidiary of Summit Investments. We recognized a capital contribution from Summit Investments for the difference between (i) the net cash consideration paid and the Deferred Purchase Price Obligation and (ii) Summit Investments' net investment in the 2016 Drop Down Assets.

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

General Partner Interest.  Our General Partner is entitled to an equivalent percentage of all distributions that we make prior to our liquidation based on its respective general partner interest, up to a maximum of 2%. Our General Partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its current general partner interest. Our General Partner's interest in our distributions will be reduced if we issue additional units in the future and our General Partner does not contribute a proportionate amount of capital to us to maintain its general partner interest immediately prior to the unit issuance. If the recently announced Equity Restructuring is consummated, the 2% general partner interest will be converted into a non-economic general partner interest.

Cash Distributions Paid and Declared.  We paid the following per-unit distributions during the years ended December 31:

	Year ended December 31,
	2018	2017	2016
Per-unit distributions to unitholders	$2.300	$2.300	$2.300

On January 24, 2019, the Board of Directors of our General Partner declared a distribution of $0.575 per unit for the quarterly period ended December 31, 2018. This distribution, which totaled $45.3 million, was paid on February 14, 2019 to unitholders of record at the close of business on February 7, 2019. As announced on February 26, 2019, beginning with the quarter ending March 31, 2019, we expect to reduce our distribution on the common units to $0.2875.

We allocated the February 2019 distribution in accordance with the third target distribution level (see "Incentive Distribution Rights—Percentage Allocations of Available Cash" below for additional information.)

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

Our distributions in 2016, 2017 and 2018 have all been within the Third target distribution level.

Our payment of IDRs as reported in distributions to unitholders – General Partner in the statements of partners' capital during the years ended December 31 follow.

	Year ended December 31,
	2018	2017	2016
	(In thousands)
IDR payments	$8,535	$8,460	$7,912

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

13. EARNINGS PER UNIT

The following table details the components of EPU.

	Year ended December 31,
	2018	2017	2016
	(In thousands, except per-unit amounts)
Numerator for basic and diluted EPU:
Allocation of net income (loss) among limited partner interests:
Net income (loss) attributable to limited partners	$32,799	$75,485	$(48,179)
Less net income attributable to Series A Preferred Units	28,500	3,563	—
Net income (loss) attributable to common limited partners	$4,299	$71,922	$(48,179)

Denominator for basic and diluted EPU:
Weighted-average common units outstanding – basic	73,304	72,705	68,264
Effect of nonvested phantom units	311	342	—
Weighted-average common units outstanding – diluted	73,615	73,047	68,264

Earnings (loss) per limited partner unit:
Common unit – basic	$0.06	$0.99	$(0.71)
Common unit – diluted	$0.06	$0.98	$(0.71)

Nonvested anti-dilutive phantom units excluded from the calculation of diluted EPU	2	42	125

14. UNIT-BASED AND NONCASH COMPENSATION

SMLP Long-Term Incentive Plan. The SMLP LTIP provides for equity awards to eligible officers, employees, consultants and directors of our General Partner and its affiliates, thereby linking the recipients' compensation directly to SMLP’s performance. The SMLP LTIP is administered by our General Partner's Board of Directors, though such administration function may be delegated to a committee appointed by the board. A total of 5.0 million common units was reserved for issuance pursuant to and in accordance with the SMLP LTIP. As of December 31, 2018, approximately 3.2 million common units remained available for future issuance.

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

The following table presents phantom unit activity:

	Units	Weighted-average grant date fair value
Nonvested phantom units, January 1, 2016	379,911	$31.13
Phantom units granted	495,535	14.91
Phantom units vested	(178,953)	33.80
Phantom units forfeited	(4,538)	16.89
Nonvested phantom units, December 31, 2016	691,955	19.59
Phantom units granted	371,972	22.50
Phantom units vested	(293,222)	24.76
Phantom units forfeited	(21,431)	20.07
Nonvested phantom units, December 31, 2017	749,274	20.07
Phantom units granted	515,358	15.25
Phantom units vested	(359,016)	22.39
Phantom units forfeited	(41,492)	17.27
Nonvested phantom units, December 31, 2018	864,124	$17.11

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

Phantom units granted to date vest ratably over a three-year period. Grant date fair value is determined based on the closing price of our common units on the date of grant multiplied by the number of phantom units awarded to the grantee. Forfeitures are recorded as incurred. Holders of all phantom units granted to date are entitled to receive distribution equivalent rights for each phantom unit, providing for a lump sum cash amount equal to the accrued distributions from the grant date of the phantom units to be paid in cash upon the vesting date. Upon vesting, phantom unit awards may be settled, at our discretion, in cash and/or common units, but the current intention is to settle all phantom unit awards with common units.

The intrinsic value of phantom units that vested during the years ended December 31, follows.

	Year ended December 31,
	2018	2017	2016
	(In thousands)
Intrinsic value of vested LTIP awards	$5,393	$6,657	$2,957

As of December 31, 2018, the unrecognized unit-based compensation related to the SMLP LTIP was $4.9 million.  Incremental unit-based compensation will be recorded over the remaining vesting period of approximately 2.2 years.

Unit-based compensation recognized in general and administrative expense related to awards under the SMLP LTIP follows.

	Year ended December 31,
	2018	2017	2016
	(In thousands)
SMLP LTIP unit-based compensation	$8,328	$7,951	$7,550

15. RELATED-PARTY TRANSACTIONS

Acquisitions. See Notes 1, 12 and 17 for disclosure of the 2016 Drop Down and the funding of transactions.

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

Expenses incurred by the General Partner and reimbursed by us under our Partnership Agreement were as follows:

	Year ended December 31,
	2018	2017	2016
	(In thousands)
Operation and maintenance expense	$29,061	$27,450	$26,485
General and administrative expense	30,119	30,899	31,947

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

16. COMMITMENTS AND CONTINGENCIES

Operating Leases.  We and Summit Investments lease certain office space and equipment to support our operations. We have determined that our leases are operating leases. We recognize total rent expense incurred or allocated to us in general and administrative expenses. Rent expense related to operating leases, including rent expense incurred on our behalf and allocated to us, was as follows:

	Year ended December 31,
	2018	2017	2016
	(In thousands)
Rent expense	$3,928	$3,772	$2,861

We lease office space and equipment under agreements that expire in various years through 2028. Future minimum lease payments due under noncancelable operating leases at December 31, 2018, were as follows (in thousands):

2019	$3,133
2020	1,018
2021	550
2022	506
2023	373
Thereafter	621
Total future minimum lease payments	$6,201

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

A rollforward of the aggregate accrued environmental remediation liabilities follows.

Total
(In thousands)
Accrued environmental remediation, January 1, 2017	$9,453
Payments made	(4,109)
Accrued environmental remediation, December 31, 2017	$5,344
Payments made	(3,808)
Additional accruals	4,100
Accrued environmental remediation, December 31, 2018	$5,636

During 2018, we established additional environmental remediation accruals. As of December 31, 2018, we have recognized (i) a current liability for expenditures expected to be incurred within the next 12 months and (ii) a noncurrent liability for estimated expenditures expected to be incurred subsequent to December 31, 2019. Each of these amounts represent our best estimate for costs expected to be incurred. Neither of these amounts has been discounted to its present value.

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

17. ACQUISITIONS AND DROP DOWN TRANSACTIONS

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

The present value of the Deferred Purchase Price Obligation will be reflected as a liability on our balance sheet until paid. As of the acquisition date, the estimated future payment obligation (based on management’s estimate of the Partnership’s share of forecasted Business Adjusted EBITDA and capital expenditures for the 2016 Drop Down Assets) was estimated to be $860.3 million and had a net present value of $507.4 million, using a discount rate of 13.0%. As of December 31, 2018, Remaining Consideration was estimated to be $423.9 million and the net present value, as recognized on the consolidated balance sheet, was $383.9 million, using a discount rate of 8.25%. Any subsequent changes to the estimated future payment obligation will be calculated using a discounted cash flow model with a commensurate risk-adjusted discount rate. Such changes and the impact on the liability due to the passage of time will be recorded as a change in the Deferred Purchase Price Obligation fair value on the consolidated statements of operations in the period of the change. See Note 19 for additional information.

At the discretion of the Board of Directors of our General Partner, the Deferred Purchase Price Obligation can be paid in cash, SMLP common units or a combination thereof. We currently expect that the Deferred Purchase Price Obligation will be financed with a combination of (i) borrowings under our Revolving Credit Facility, (ii) the net proceeds from the issuance of senior unsecured debt by us, (iii) net proceeds from the issuance of equity securities by us and/or (iv) other internally generated sources of cash.

Ohio Gathering. For information on the acquisition and initial recognition of Ohio Gathering, see Note 8.

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

Year ended December 31,
2016
(In thousands)
SMLP revenues	$393,495
2016 Drop Down Assets revenues (1)	8,867
Combined revenues	$402,362

SMLP net loss	$(40,932)
2016 Drop Down Assets net income (1)	2,745
Combined net loss	$(38,187)

_______

(1) Results are fully reflected in SMLP's results of operations subsequent to closing the respective drop down.

18. UNAUDITED QUARTERLY FINANCIAL DATA

Summarized information on the consolidated results of operations for each of the quarters during the two-year period ended December 31, 2018, follows.

	Quarter ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
	(In thousands, except per-unit amounts)
Total revenues	$133,671	$127,479	$128,183	$117,320

Net income (loss) attributable to SMLP	$38,654	$57,430	$(49,971)	$(3,930)
Less net income and IDRs attributable to General Partner	2,907	3,279	1,140	2,058
Less net income attributable to Series A Preferred Units	7,125	7,125	7,125	7,125
Net income (loss) attributable to common limited partners	$28,622	$47,026	$(58,236)	$(13,113)

Earnings (loss) per limited partner unit:
Common unit - basic	$0.39	$0.64	$(0.79)	$(0.18)
Common unit - diluted	$0.39	$0.64	$(0.79)	$(0.18)

	Quarter ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
	(In thousands, except per-unit amounts)
Total revenues	$126,199	$124,945	$101,792	$135,805

Net (loss) income attributable to SMLP	$(18,331)	$93,546	$11,157	$(685)
Less net income and IDRs attributable to General Partner	1,760	3,999	2,351	2,092
Less net income attributable to Series A Preferred Units	3,563	—	—	—
Net (loss) income attributable to common limited partners	$(23,654)	$89,547	$8,806	$(2,777)

(Loss) earnings per limited partner unit:
Common unit - basic	$(0.32)	$1.23	$0.12	$(0.04)
Common unit - diluted	$(0.32)	$1.22	$0.12	$(0.04)

19. SUBSEQUENT EVENTS

We have evaluated subsequent events for recognition or disclosure in the consolidated financial statements and no events have occurred that require adjustment to or disclosure in the consolidated financial statements, except for the following:

On February 26, 2019, SMLP announced that it had executed definitive agreements (the “Tioga PSAs”) with Hess Infrastructure related to the sale of Tioga Midstream for cash consideration of $90 million, subject to adjustment. The transaction is subject to customary closing conditions and is expected to close before the end of the first quarter of 2019. SMLP intends to use the net proceeds from the sale to repay outstanding indebtedness under its revolving credit facility.

Also, on February 26, 2019, SMLP announced that it signed an amendment to the Contribution Agreement (the “Amendment”) related to the 2016 Drop Down pursuant to which the Partnership shall, as soon as reasonably practicable following the closing of the transactions under the Tioga PSAs, make a cash payment of $100 million to SMP Holdings. Following the closing of the Amendment, the Remaining Consideration will be fixed at $303.5 million, and will be payable by the Partnership in one or more payments over the period from March 1, 2020 through

December 31, 2020, payable in (i) cash, (ii) the Partnership’s common units or (iii) a combination of cash and the Partnership’s common units, at the discretion of the Partnership. No less than 50% of the Remaining Consideration shall be paid on or before June 30, 2020 and interest shall accrue at a rate of 8% per annum on any portion of the Remaining Consideration that remains unpaid after March 31, 2020.

In addition, SMLP signed an equity restructuring agreement with the General Partner and SMP Holdings (the “Equity Restructuring Agreement”) pursuant to which the IDRs and the 2% general partner interest held by the General Partner will be converted into 8,750,000 common units and a non-economic general partner interest (the “Equity Restructuring” and collectively with the Tioga PSAs and the Amendment, the “February 2019 Transactions”).

The February 2019 Transactions are expected to close before the end of the first quarter of 2019, subject to customary closing conditions. Immediately following the closing of the Equity Restructuring Agreement, SMP Holdings will directly own a 42.1% limited partner interest in SMLP and an affiliate of Energy Capital Partners II, LLC will directly own a 7.2% limited partner interest in SMLP. In connection with the February 2019 Transactions, the Partnership announced that it expects to reduce its common unit distribution to $0.2875 per quarter, beginning with the distribution to be paid in respect of the first quarter of 2019.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in, or disagreements with, accountants on accounting and financial disclosure matters during the years ended December 31, 2018 and 2017.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in SMLP’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter of 2018 that have materially affected, or are reasonably likely to materially affect, SMLP's internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our General Partner is responsible for establishing and maintaining adequate internal control over financial reporting for the Partnership. With our participation, an evaluation of the effectiveness of our internal control over financial reporting was conducted as of December 31, 2018, based on the framework and criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2018. Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting, included below of this report.

/s/ Leonard W. Mallett
Leonard W. Mallett
President and Chief Executive Officer, Summit Midstream GP, LLC (the General Partner of SMLP)

/s/ Marc D. Stratton
Marc D. Stratton
Executive Vice President and Chief Financial Officer, Summit Midstream GP, LLC (the General Partner of SMLP)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Summit Midstream, GP, LLC and the unitholders of Summit Midstream Partners, LP
The Woodlands, Texas

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Summit Midstream Partners, LP and subsidiaries (the "Partnership") as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Partnership and our report dated February 26, 2019 expressed an unqualified opinion on those financial statements based on our audit and the report of other auditors.

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
February 26, 2019

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

The table below shows the current membership of each standing board committee and indicates which directors are independent directors.

Name	Audit Committee	Conflicts Committee	Compensation Committee	Independent Director
Matthew F. Delaney				No
Peter Labbat				No
Thomas K. Lane			Chair	No
Leonard W. Mallett				No
Jerry L. Peters	Chair	Member		Yes
Scott A. Rogan				No
Jeffrey R. Spinner			Member	No
Robert M. Wohleber	Member	Chair	Member	Yes

Each of the standing committees of the Board of Directors will have the composition and responsibilities described below.

Audit Committee.  Jerry L. Peters and Robert M. Wohleber serve as the members of the Audit Committee. Mr. Peters serves as the chair of our Audit Committee. In this role, Mr. Peters satisfies the SEC and New York Stock Exchange rules regarding independence and qualifies as an Audit Committee financial expert.

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

As disclosed in Item 5.02 of the Current Report on Form 8-K filed by us with the United States Securities and Exchange Commission on September 19, 2018, Susan Tomasky resigned from her memberships on the Board of Directors and all of its committees effective October 1, 2018.  As a result of Ms. Tomasky’s resignation, we are temporarily deficient of the requirement under Section 303A.07(a) of the NYSE Listed Company Manual that audit committees be comprised of at least three independent directors. We have undertaken a search for a new independent director and expect to announce a replacement for Ms. Tomasky, and regain compliance with the applicable NYSE listing standard, in a timely manner.

Conflicts Committee.  At the direction of our General Partner, our Conflicts Committee will review specific matters that may involve conflicts of interest in accordance with the terms of our Partnership Agreement. The Conflicts Committee will determine the resolution of the conflict of interest that is in the best interests of the Partnership. There is no requirement that our General Partner seek the approval of the Conflicts Committee for the resolution of any conflict. The members of the Conflicts Committee may not be officers or employees of our General Partner or directors, officers, or employees of any of its affiliates. They may not hold any ownership interest in our General Partner or us and our subsidiaries other than common units and other awards that are granted under our incentive plans in place from time to time. Furthermore, the members of the Conflicts Committee must meet the independence and experience standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors. Mr. Peters and Mr. Wohleber currently serve as the members of our Conflicts Committee, with Mr. Wohleber serving as chair of the committee.

Any matters approved by the Conflicts Committee in good faith will be conclusively deemed to be approved by all of our partners and not a breach by our General Partner of any duties it may owe us or our unitholders. Any unitholder challenging any matter approved by the Conflicts Committee will have the burden of proving that the members of the Conflicts Committee did not subjectively believe that the matter was in the best interests of the Partnership. Moreover, any acts taken or omitted to be taken in reliance upon the advice or opinions of experts such as legal counsel, accountants, appraisers, management consultants and investment bankers, where our General Partner (or any members of the Board of Directors of our General Partner including any member of the Conflicts Committee) reasonably believes the advice or opinion to be within such person's professional or expert competence, shall be conclusively presumed to have been taken or omitted in good faith.

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

The following table shows information for the directors and executive officers of our General Partner as of February 25, 2019.

Name	Age	Position with Summit Midstream GP, LLC
Leonard W. Mallett (1)	62	President, Chief Executive Officer and Director, Chief Operations Officer
Marc D. Stratton	41	Executive Vice President and Chief Financial Officer
Brock M. Degeyter	42	Executive Vice President, General Counsel, Chief Compliance Officer and Secretary
Brad N. Graves	52	Executive Vice President and Chief Commercial Officer
Louise E. Matthews	49	Executive Vice President, Chief Administration Officer
Matthew F. Delaney	32	Director
Peter Labbat	53	Director
Thomas K. Lane	62	Director
Jerry L. Peters	61	Director
Scott A. Rogan	48	Director
Jeffrey R. Spinner	37	Director
Robert M. Wohleber	68	Director

___________

(1) On February 21, 2019, Steven J. Newby resigned from his positions as President, Chief Executive Officer and Director of our General Partner. Concurrently with Mr. Newby’s resignation, Mr. Mallett was appointed President and Chief Executive Officer, as well as a director of our General Partner, on an interim basis. Mr. Mallett will continue to serve as Chief Operations Officer during the interim period.

Leonard W. Mallett has been President and Chief Executive Officer and a director of our General Partner since his appointment effective February 21, 2019. Mr. Mallett’s service in these capacities is on an interim basis. Mr. Mallett has also been the Chief Operations Officer of our General Partner since December 2015, and will continue to serve in this capacity while serving his interim appointments. Prior to joining our General Partner, Mr. Mallett served as Senior Vice President of Engineering for Enterprise, where he was responsible for the engineering, project management, sourcing and technical support functions supporting all of Enterprise’s pipeline and related plants. Mr. Mallett began his career with TEPPCO as a Project Engineer and spent the next three decades working with TEPPCO and successor entities in various engineering, transportation, and operations roles. At the end of 2006, Enterprise bought TEPPCO’s General Partner from Duke Energy Field Services, at which time Mr. Mallett was serving as SVP of Operations for TEPPCO. Post-merger, Mr. Mallett was named SVP-Environmental, Health and Safety. Mr. Mallett holds a Bachelor of Science in Mechanical Engineering from Prairie View A&M University and a Master of Business Administration from Houston Baptist University.

Marc D. Stratton has been the Executive Vice President and Chief Financial Officer of our General Partner since December 2018. Mr. Stratton joined Summit Investments as a founding member in 2009 and has held various senior management roles at the Company including, since 2015, Senior Vice President of Finance, Treasurer and Head of Investor Relations. Prior to joining the Company, Mr. Stratton served as a midstream infrastructure investment analyst at ING Investment Management and, prior to that, as Vice President of Project Finance at SunTrust Robinson Humphrey. Mr. Stratton has over 15 years of oil and gas industry experience in corporate finance and holds a Bachelor of Arts degree in Economics from Denison University.

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

Brad N. Graves has been the Executive Vice President and Chief Commercial Officer of our General Partner since March 2015. Previously, he served as Senior Vice President of Corporate Development from May 2012 until March 2015. In March 2013, he was promoted to Chief Commercial Officer. Prior to joining our General Partner, Mr. Graves was the Senior Vice President of Corporate Development of Summit Investments since April 2010. He was previously a Partner with Crestwood Midstream Partners, LLC from February 2008 until March 2010. Mr. Graves served as Executive Vice President—Business Development of Genesis Energy, LP from August 2006 until November 2007. He also served as Vice President—Offshore Commercial for Enterprise Products Partners L.P. ("Enterprise") from 2004 until August 2006. Prior to 2004, Mr. Graves served in a variety of commercial roles at Enterprise and GulfTerra Energy Partners, LP ("GulfTerra"), prior to its merger with Enterprise. In his roles with Enterprise and GulfTerra, Mr. Graves participated in numerous greenfield projects developed in the Gulf of Mexico. Mr. Graves earned a B.B.A. in Accounting from Texas A&M University and an MBA in Marketing and Finance from the University of Saint Thomas.

Louise E. Matthews has been Executive Vice President and Chief Administration Officer since February 21, 2019. Previously, she served as Senior Vice President, Human Resources and Corporate Communications from March 2016 to February 2019, and Vice President, Human Resources from May 2013 to March 2016. Prior to joining our General Partner, Ms. Matthews served as Senior Vice President at SunTrust Bank (“SunTrust”) from November 2010 to May 2013, leading the Human Resources organization supporting Enterprise Technology and Operations for all segments, including Wholesale, Investment Banking, Retail and Corporate Functions. While with SunTrust, Ms. Matthews also served as a certified executive coach. Prior to her time at SunTrust, Ms. Matthews served as Vice President of Human Resources with ING Investment Management. Ms. Matthews has also served as HR Director for Sprint, Integrated Health Services and Jekyll Island Authority. Ms. Matthews earned her Master of Business Administration and Bachelor of Business Administration from Georgia Southern University.

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

Peter Labbat has served as a director of our General Partner since August 2016 and was appointed to the board in connection with his affiliation with Energy Capital Partners, which controls Summit Investments, the sole owner of SMP Holdings, the entity that owns and controls our General Partner. Mr. Labbat is Managing Partner of Energy Capital Partners and has been an investment professional at Energy Capital Partners since 2006. Prior to joining Energy Capital Partners, Mr. Labbat spent 13 years in Goldman Sachs’ Investment Banking Division. He currently serves on the boards of Triton Power Holdings Limited, Sendero Midstream Partners, LP, Next Wave Energy Partners, LP and NCSG Crane & Heavy Haul Corp. Mr. Labbat received a B.A. in Economics from Georgetown University and an M.B.A. from the Wharton School at the University of Pennsylvania. Mr. Labbat was selected to serve as a director on the board due to his affiliation with Energy Capital Partners, his knowledge of the energy industry and his financial and business expertise.

Thomas K. Lane has served as director of our General Partner since May 2012 and was appointed to the board in connection with his affiliation with Energy Capital Partners, which controls Summit Investments, the sole owner of SMP Holdings, the entity that owns and controls our General Partner. Additionally, Mr. Lane serves as the chair of the Compensation Committee. Mr. Lane is Vice President of Energy Capital Partners has been a partner of Energy Capital Partners since 2005. Prior to joining Energy Capital Partners, Mr. Lane worked for 17 years in the Investment Banking Division at Goldman Sachs. As a Managing Director at Goldman Sachs, Mr. Lane had senior-level coverage responsibility for electric and gas utilities, independent power companies and merchant energy companies throughout the United States. Mr. Lane received a B.A. in economics from Wheaton College and an MBA from the University of Chicago. Mr. Lane was selected to serve as a director on the board due to his affiliation with Energy Capital Partners, his knowledge of the energy industry and his financial and business expertise.

Jerry L. Peters has served as a director of our General Partner since September 2012.  Additionally, Mr. Peters served as the chair of the Conflicts Committee of our General Partner until Ms. Tomasky's appointment to the role in November 2012 and serves as the chair and financial expert of the Audit Committee of our General Partner. Mr. Peters served as the Chief Financial Officer of Green Plains Inc., a publicly traded vertically-integrated ethanol producer, from June 2007 until his retirement in September 2017. In 2015, Mr. Peters was appointed Chief Financial Officer and Director of the General Partner of Green Plains Partners LP, a publicly traded partnership engaged in fuel storage and transportation services. He retired from his role as Chief Financial Officer of the General Partner of Green Plains Partners LP in September 2017, but remains on the Board of Directors. Prior to joining Green Plains, Mr. Peters served as Senior Vice President—Chief Accounting Officer for ONEOK Partners, L.P. from May 2006 to April 2007, as Chief Financial Officer of ONEOK Partners, L.P. from July 1994 to May 2006, and in various senior management roles of ONEOK Partners, L.P. from 1985 to May 2006. Prior to joining ONEOK Partners, Mr. Peters was employed by KPMG LLP as a certified public accountant from 1980 to 1985. In October 2017, Mr. Peters joined the board of the general partner of USA Compression Partners LP and served as chair and financial expert of the audit committee thereof. Mr. Peters resigned from the board of the general partner of USA Compression Partners LP in March 2018. Mr. Peters received an MBA from Creighton University with an emphasis in finance and a B.S. in Business Administration from the University of Nebraska—Lincoln. Mr. Peters' extensive executive, financial and operational experience bring important and necessary skills to the Board of Directors.

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

Item 11. Executive Compensation.

This Compensation Discussion and Analysis (“CD&A”) provides information regarding the compensation of certain of our executive officers as reported in the Summary Compensation Table and other tables in this document. In this CD&A, we review the compensation decisions and rationale for those decisions relating to the person who served as our principal executive officer during the past fiscal year, the two persons who served as our principal financial officer during the past fiscal year, and our next three most highly compensated executive officers.

The following describes the material components of our executive compensation program for the following individuals, who are referred to as the "Named Executive Officers" or “NEOs”:

• Steven J. Newby, former President and Chief Executive Officer (1)

• Marc D. Stratton, Executive Vice President and Chief Financial Officer (2)

• Matthew S. Harrison, former Executive Vice President and Chief Financial Officer (3)

• Brock M. Degeyter, Executive Vice President, General Counsel, Chief Compliance Officer and Secretary

• Brad N. Graves, Executive Vice President and Chief Commercial Officer

•	Leonard W. Mallett, President, Chief Executive Officer and Chief Operations Officer (4)

(1) Mr. Newby resigned from his position as President and Chief Executive Officer effective February 21, 2019. Mr. Newby’s employment will terminate on February 28, 2019.

(2) Mr. Stratton was appointed Executive Vice President and Chief Financial Officer effective December 7, 2018.

(3) Mr. Harrison resigned from his position as Executive Vice President and Chief Financial Officer effective December 7, 2018. Mr. Harrison’s employment terminated on January 4, 2019.

(4) In connection with Mr. Newby’s resignation, on February 21, 2019, Mr. Mallett was appointed President and Chief Executive Officer on an interim basis. Mr. Mallett will continue to serve as Chief Operations Officer during the interim period.

The NEOs are employees of Summit Investments and executive officers of our General Partner. Certain of the NEOs split their working time between SMLP's business and their responsibilities for Summit Investments and its affiliates other than us. Under the terms of our Partnership Agreement, our General Partner determines the portion of the NEOs' compensation that is allocated to us. The percentage of total compensation allocated to us in 2018 for each NEO is as follows: 75% for Mr. Newby; 87.5% for Mr. Stratton; 90% for Mr. Degeyter; 92.5% for Mr. Graves; 95% for Mr. Mallett; 92.5% for Mr. Harrison.

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

During the Compensation Committee’s annual review of executive compensation, the Compensation Consultant provided the Compensation Committee with an analysis of positions comparable to the NEOs at peer companies. To develop these exhibits, information from peer company public filings was compiled, including public company proxy statements and annual reports on Form 10-K. The peer group used for 2018 executive compensation consisted of publicly traded midstream companies with whom we compete for executive talent.

The peer group comprised the following companies:

American Midstream Partners, LP	Genesis Energy, L.P.
Boardwalk Pipeline Partners, LP	Noble Midstream Partners, LP
Crestwood Equity Partners LP	NuStar Energy L.P.
DCP Midstream, LP	SemGroup Corporation
Enable Midstream Partners, LP	Tallgrass Energy Partners LP
EnLink Midstream Partners, LP	Targa Resources Corp.
EQM Midstream Partners, LP

The compensation analysis encompassed the primary components of total direct compensation, including annual base salary, annual short-term incentive and long-term incentive awards for the NEOs of these peer group companies. The Compensation Committee considered the information provided to ascertain whether the compensation of our NEOs is aligned with our compensation philosophy and competitive with the compensation for executive officers of the peer group companies. The Compensation Committee reviewed the compensation analysis to confirm that our compensation programs were supporting a competitive total compensation approach that emphasizes incentive-based compensation and appropriately rewards achievement of our objectives. For 2018, the target total direct compensation for the NEOs as set by the Compensation Committee is summarized below. Each element is further discussed in this CD&A.

Components of Executive Compensation

Name and Principal Position	Base Salary ($)	2018 Target Annual Bonus: Percent of Base Salary (%)	2018 Target LTIP Award: Percent of Base Salary (%)	2018 LTIP Target Award Value ($)	2018 Target Total Direct Compensation ($)
Steven J. Newby (1)
Former President and Chief Executive Officer	612,000	150	250	1,530,000	3,060,000
Marc D. Stratton (2)
Executive Vice President and Chief Financial Officer	264,894	75	85	225,000	684,669
Brock M. Degeyter
Executive Vice President, General Counsel, Chief Compliance Officer and Secretary	373,000	100	150	559,500	1,305,500
Brad N. Graves
Executive Vice President and Chief Commercial Officer	398,000	100	150	597,000	1,393,000
Leonard W. Mallett (3)
President, Chief Executive Officer and Chief Operations Officer	384,000	100	150	576,000	1,344,000
Matthew S. Harrison (4)
Former Executive Vice President and Chief Financial Officer	424,000	100	150	636,000	1,484,000

___________

(1) Mr. Newby resigned from his position as President and Chief Executive Officer effective February 21, 2019. Mr. Newby’s employment will terminate on February 28, 2019.

(2) Mr. Stratton was appointed Executive Vice President and Chief Financial Officer effective December 7, 2018. Because Mr. Stratton was not an NEO at the beginning of the year, the Compensation Committee played no role in setting his target compensation for 2018. Accordingly, this table, and subsequent tables restating data from this table, set forth Mr. Stratton’s 2018 target compensation as set by our management.

(3) In connection with Mr. Newby’s resignation, on February 21, 2019, Mr. Mallett was appointed President and Chief Executive Officer on an interim basis. Mr. Mallett will continue to serve as Chief Operations Officer during the interim period.

(4) Mr. Harrison resigned from his position as Executive Vice President and Chief Financial Officer effective December 7, 2018. Mr. Harrison’s employment terminated on January 4, 2019.

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

The base salaries of our NEOs, a portion of which are allocated to and reimbursed by Summit Investments and its affiliates other than us, are set forth in the following table:

Name and Principal Position	2018 Base Salary ($)
Steven J. Newby (1)
Former President and Chief Executive Officer	612,000
Marc D. Stratton (2)
Executive Vice President and Chief Financial Officer	264,894
Brock M. Degeyter
Executive Vice President, General Counsel, Chief Compliance Officer and Secretary	373,000
Brad N. Graves
Executive Vice President and Chief Commercial Officer	398,000
Leonard W. Mallett (3)
President, Chief Executive Officer and Chief Operations Officer	384,000
Matthew S. Harrison (4)
Former Executive Vice President and Chief Financial Officer	424,000

___________

(1) Mr. Newby resigned from his position as President and Chief Executive Officer effective February 21, 2019. Mr. Newby’s employment will terminate on February 28, 2019.

(2) Mr. Stratton was appointed Executive Vice President and Chief Financial Officer effective December 7, 2018.

(3) In connection with Mr. Newby’s resignation, on February 21, 2019, Mr. Mallett was appointed President and Chief Executive Officer on an interim basis. Mr. Mallett will continue to serve as Chief Operations Officer during the interim period.

(4) Mr. Harrison resigned from his position as Executive Vice President and Chief Financial Officer effective December 7, 2018. Mr. Harrison’s employment terminated on January 4, 2019.

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

In March 2018, the Compensation Committee established the 2018 annual bonus plan target opportunities as a percentage of base salary for our NEOs. The 2018 targets for Messrs. Harrison, Mallett, Graves and Degeyter were 100% of their base salaries, while Mr. Newby's 2018 target was 150%. Because Mr. Stratton was not an NEO in March 2018, the Compensation Committee played no role in establishing his 2018 annual bonus plan target. Instead, Mr. Stratton’s target bonus was set by our management at 75% of his base salary.

Name and Principal Position	2018 Target Annual Bonus: Percent of Base Salary (%)	2018 Target Bonus: Dollar Value ($)
Steven J. Newby (1)
Former President and Chief Executive Officer	150	918,000
Marc D. Stratton (2)
Executive Vice President and Chief Financial Officer	75	194,775
Brock M. Degeyter
Executive Vice President, General Counsel, Chief Compliance Officer and Secretary	100	373,000
Brad N. Graves
Executive Vice President and Chief Commercial Officer	100	398,000
Leonard W. Mallett (3)
President, Chief Executive Officer and Chief Operations Officer	100	384,000
Matthew S. Harrison (4)
Former Executive Vice President and Chief Financial Officer	100	424,000

___________

(1) Mr. Newby resigned from his position as President and Chief Executive Officer effective February 21, 2019. Mr. Newby’s employment will terminate on February 28, 2019.

(2) Mr. Stratton was appointed Executive Vice President and Chief Financial Officer effective December 7, 2018.

(3) In connection with Mr. Newby’s resignation, on February 21, 2019, Mr. Mallett was appointed President and Chief Executive Officer on an interim basis. Mr. Mallett will continue to serve as Chief Operations Officer during the interim period.

(4) Mr. Harrison resigned from his position as Executive Vice President and Chief Financial Officer effective December 7, 2018. Mr. Harrison’s employment terminated on January 4, 2019.

In 2018, quantitative factors, as reflected in the corporate scorecard applicable to the senior leadership team (the "SLT Scorecard") determined at least one-half of the annual bonus for Messrs. Degeyter, Graves and Mallett while their respective business unit scorecards accounted for the remainder. (The annual bonus amounts determined based on these scorecards were subject to further adjustments as explained below). The annual bonus paid to Mr. Stratton was determined based on business unit scorecard results, subject to further adjustments as explained below. The SLT Scorecard contained four factors, each of which are considered by the Board of Directors and management as key indicators of the successful execution of our business plan. Those factors were (i) adjusted EBITDA, (ii) distributable cash flow per unit, (iii) controllable expense metric and (iv) health, safety, environmental and regulatory goals.

The annual bonuses paid to Messrs. Newby and Harrison were approved by the Board and determined in accordance with their employment agreements, as further described below.

In February 2019, the Compensation Committee and the Board of Directors reviewed the SLT Scorecards for 2018 and determined the level of achievement of each key factor. We exceeded two of our targets: our controllable expense metric and our health, safety, environmental and regulatory goals. We did not meet our adjusted EBITDA target or our distributable cash flow per unit target. These results yielded a calculated SLT Scorecard result of 105% of target for the portion of the NEOs’ annual bonuses based on SLT Scorecard results.

In addition to corporate and business unit results reported on scorecards, additional considerations are applied at the discretion of the CEO, the Compensation Committee or the Board of Directors that may affect the actual annual bonus earned. Those considerations include judgments regarding overall company performance and business events, industry climate and performance, the market for executive talent, demonstrated leadership capabilities and progress on strategic initiatives. Each NEO’s bonus amount, as reflected below, is adjusted up or down in recognition of exceeding, or in some cases, falling short of certain business unit goals and objectives.

Mr. Degeyter’s annual bonus payout reflects consideration for the performance results of the legal business unit. The total amount awarded to Mr. Degeyter reflects 105% of his target annual bonus in 2018, or $392,000.

Mr. Graves’ annual bonus payout reflects consideration for the performance results of the corporate development business unit. The total amount awarded to Mr. Graves reflects 100% of his target annual bonus in 2018, or $398,000.

Mr. Mallett's annual bonus payout reflects consideration for the combined performance results of enterprise technology, engineering, construction and operations and health, safety, environmental and regulatory business units. The total amount awarded to Mr. Mallett reflects 100% of his target annual bonus in 2018, or $384,000.

Mr. Stratton’s annual bonus payout reflects consideration for the combined performance results of the finance and investor relations business unit. Mr. Stratton was paid 100% of his target annual bonus for 2018, plus an additional sum in recognition of Mr. Stratton’s extraordinary leadership during the CFO transition in the fourth quarter of 2018. The total amount awarded to Mr. Stratton was $291,000.

The Board approved a bonus for Mr. Newby, to be paid in connection with his departure, equal to 100% of his target bonus for 2018, or $918,000, plus a prorated 2019 target bonus for the period of time he was an employee of Summit Investments in 2019, in accordance with the terms of his employment agreement.

The Board approved a bonus for Mr. Harrison, paid upon his departure, equal to 100% of his target bonus for 2018, or $424,000, plus a prorated 2019 target bonus for the period of time he was an employee of Summit Investments in 2019, in accordance with the terms of his employment agreement.

Only a portion of the annual bonus amounts are allocated to and reimbursed by the Partnership. For a discussion of the cost allocation methodology, please refer to "Reimbursement of Expenses from General Partner" in Item 13. Certain Relationships and Related Transactions, and Director Independence. Based on the foregoing discussion, the annual bonus awards to be paid in March 2019 (or earlier in the case of Mr. Harrison) to our NEOs for 2018 performance are as follows:

Name and Principal Position	2018 Annual Bonus Payout ($)
Steven J. Newby (1)
Former President and Chief Executive Officer	918,000
Marc D. Stratton (2)
Executive Vice President and Chief Financial Officer	291,000
Brock M. Degeyter
Executive Vice President, General Counsel, Chief Compliance Officer and Secretary	392,000
Brad N. Graves
Executive Vice President and Chief Commercial Officer	398,000
Leonard W. Mallett (3)
President, Chief Executive Officer and Chief Operations Officer	384,000
Matthew S. Harrison (4)
Former Executive Vice President and Chief Financial Officer	424,000

___________

(1) Mr. Newby resigned from his position as President and Chief Executive Officer effective February 21, 2019. Mr. Newby’s employment will terminate on February 28, 2019.

(2) Mr. Stratton was appointed Executive Vice President and Chief Financial Officer effective December 7, 2018.

(3) In connection with Mr. Newby’s resignation, on February 21, 2019, Mr. Mallett was appointed President and Chief Executive Officer on an interim basis. Mr. Mallett will continue to serve as Chief Operations Officer during the interim period.

(4) Mr. Harrison resigned from his position as Executive Vice President and Chief Financial Officer effective December 7, 2018. Mr. Harrison’s employment terminated on January 4, 2019.

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

SMLP LTIP award guidelines for NEOs are designed to attract, retain and motivate the NEOs and were determined using the Compensation Consultant's analysis for individuals in comparable positions and an analysis of the scope of their roles and duties. These guidelines set an annual equity award target in the amount of 150% of base salary for Messrs. Harrison, Degeyter, Graves and Mallett. Mr. Newby’s targeted annual equity award is 250% of his base salary. Because Mr. Stratton did not become an NEO until December 2018, the Compensation Committee did not set an annual equity award target for Mr. Stratton. Instead, Mr. Stratton’s target annual equity award was set by our management.

March 2018 Equity Grants. Effective March 15, 2018, based on the recommendation of the Compensation Committee, the Board of Directors approved a grant of phantom units to the NEOs. The underlying phantom units vest ratably over a three-year period. Holders of phantom units are entitled to distribution equivalent rights for each phantom unit, providing for a lump sum payment equal to the accrued distributions from the grant date of the phantom units to be paid in cash upon the vesting date. The Compensation Committee selected equity awards that vest contingent on continued service to foster increased unit ownership by the NEOs and as a retention incentive for continued employment with the Partnership.

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

To calculate the number of phantom units granted to each NEO, the Compensation Committee determined the dollar amount of the long-term incentive compensation award, and then granted the number of phantom units that had a fair market value equal to that amount as of market close on the date of the grant. Phantom unit awards granted in March 2018 were as follows:

Name and Principal Position	2018 Target LTIP Award: Percent of Base Salary (%)	2018 Phantom Units Awarded (#)	2018 SMLP LTIP Award Value ($)
Steven J. Newby (1)
President and Chief Executive Officer	250	101,639	1,550,000
Marc D. Stratton (2)
Executive Vice President and Chief Financial Officer	85	14,754	225,000
Brock M. Degeyter
Executive Vice President, General Counsel, Chief Compliance Officer and Secretary	150	40,983	625,000
Brad N. Graves
Executive Vice President and Chief Commercial Officer	150	40,983	625,000
Leonard W. Mallett (3)
President, Chief Executive Officer and Chief Operations Officer	150	40,983	625,000
Matthew S. Harrison (4)
Former Executive Vice President and Chief Financial Officer	150	44,262	675,000

___________

(1) Mr. Newby resigned from his position as President and Chief Executive Officer effective February 21, 2019. Mr. Newby’s employment will terminate on February 28, 2019.

(2) Because Mr. Stratton did not become an NEO until December 2018, the Compensation Committee did not establish a 2018 target LTIP award for Mr. Stratton. Mr. Stratton’s 2018 target LTIP award was determined by our management.

(3) In connection with Mr. Newby’s resignation, on February 21, 2019, Mr. Mallett was appointed President and Chief Executive Officer on an interim basis. Mr. Mallett will continue to serve as Chief Operations Officer during the interim period.

(4) Mr. Harrison resigned from his position as Executive Vice President and Chief Financial Officer effective December 7, 2018. Mr. Harrison’s employment terminated on January 4, 2019.

Retirement, Health and Welfare and Additional Benefits.  The NEOs are eligible to participate in such employee benefit plans and programs as we offer to our employees, subject to the terms and eligibility requirements of those plans.

401(k) Plan. The NEOs are eligible to participate in a tax qualified 401(k) defined contribution plan to the same extent as all of our other employees. In 2018, we made a fully vested matching contribution on behalf of each of the 401(k) plan's participants up to 5% of such participant's eligible salary for the year.

Health Savings Account ("HSA") Program. The NEOs are eligible to participate in a tax qualified health savings account (“HSA”) if they are enrolled in the available high-deductible health plan. The HSA is a tax-free savings account owned by an individual and can be used to pay for current or future qualified medical expenses. Participants determine how much to contribute, when and how to spend the money on eligible medical expenses, and how to invest the balance. The balance remains in the account and is not subject to forfeiture. The Partnership makes annual contributions to all HSA-eligible employees who enroll in and contribute to an HSA. In 2018, Summit Investments made tax-free HSA contributions of $1,943 to Messrs. Harrison and Graves and $1,838 to Mr. Stratton.

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

Deferrals of SMLP LTIP grants and other equity-based awards are allocated to the Summit Midstream Partners, LP Unit Fund (the “Unit Fund”). The Unit Fund consists of notional common units in SMLP, with each unit approximating the value of one common unit of SMLP. The distribution equivalent rights associated with any SMLP LTIP grant may be allocated to any available investment option, other than the Unit Fund. Mr. Newby elected to defer a portion of his compensation comprised of LTIP units scheduled to vest on March 15, 2018 under the DCP.

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

Mr. Newby’s employment agreement, which was amended and restated on July 20, 2015 and took effect on August 13, 2015, was subsequently amended effective August 4, 2017 to extend the initial term to March 1, 2020. Following the expiration of the initial term, the employment agreement is automatically extended for successive one-year periods, unless either party gives notice of non-extension to the other no later than 30 days prior to the expiration of the then-applicable term. Mr. Newby’s employment agreement provides for an annual base salary of $600,000 ($612,000 effective March 2018), and a performance-based bonus ranging from 0% to 300% of base salary, with a target of 150% of base salary. Mr. Newby is entitled to receive a prorated annual bonus (based on target) if his employment is terminated by Mr. Newby for good reason, or by the Company without cause or as a result of a non-extension of the term by the Company, or due to death or disability. In addition, Mr. Newby’s employment agreement provides for reimbursement of certain business expenses incurred in connection with his employment, including tax preparation and advisory services of up to $12,000 per year. Mr. Newby is also entitled to reimbursement for the cost of an annual executive physical health examination.

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

Mr. Newby resigned from his position as President and Chief Executive Officer effective February 21, 2019. Mr. Newby’s employment will terminate on February 28, 2019.

The other NEOs’ employment agreements are substantially the same as Mr. Newby’s, except for the following:

•

Each of the other NEOs is entitled to a severance payment in the event of a Qualifying Termination equal to one and one-half times the sum of his annual base salary and his annual bonus payable in respect of the immediately preceding year.

•	Each of the other NEOs is entitled to a performance-based bonus ranging from 0% to 200% of base salary, with a target of 100% of base salary.
•	The other NEOs are not entitled to be reimbursed for the cost of an annual executive physical.
•	Mr. Stratton’s base salary is $350,000, and the Initial Term of his employment agreement ends on March 31, 2021.
•	Mr. Degeyter’s base salary is $373,000 (increased to $380,000 effective March 2019), and the Initial Term of his employment agreement ends on March 1, 2020.
•	Mr. Graves’ base salary is $398,000 (increased to $400,000 effective March 2019), and the Initial Term of his employment agreement ends on March 1, 2020.
•	Mr. Mallett’s base salary is $384,000 (increased to $400,000 effective March 2019), and the Initial Term of his employment agreement ends on March 1, 2020.
•

Additionally, as an inducement to accept the position of Chief Operations Officer of the Company, on December 1, 2015, Mr. Mallett received a one-time grant of phantom units valued at $1,600,000, pursuant to a standalone phantom unit award agreement. The phantom units vested ratably over a three-year period, which concluded on December 1, 2018.

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

Summary Compensation Table for 2018, 2017 and 2016

The following table sets forth certain information with respect to the compensation paid to our NEOs for the years ended December 31, 2018, 2017 and 2016 and allocated to us by our General Partner. Under the terms of our Partnership Agreement, our General Partner determines the portion of the NEOs' compensation that is allocated to us. For a discussion of the cost allocation methodology, please refer to "Agreements with Affiliates—Reimbursement of Expenses from General Partner" in Item 13. Certain Relationships and Related Transactions, and Director Independence.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Equity Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)	Total ($)
Steven J. Newby (5)	2018	459,000	—	1,550,000	688,500	34,487	2,731,987
Former President and Chief Executive Officer	2017	540,000	—	1,950,000	769,500	36,918	3,296,418
	2016	517,500	—	1,750,000	900,000	37,020	3,204,520
Marc D. Stratton (6)	2018	231,782	—	225,000	254,625	31,700	743,107
Executive Vice President and Chief Financial Officer

Brock M. Degeyter	2018	335,700	—	625,000	352,800	33,980	1,347,480
Executive Vice President, General Counsel, Chief Compliance Officer and Secretary	2017	346,750	—	700,000	342,000	34,983	1,423,733
	2016	315,000	—	650,000	365,400	29,467	1,359,867
Brad N. Graves	2018	368,150	—	625,000	368,150	38,114	1,399,414
Executive Vice President and Chief Commercial Officer	2017	390,000	—	700,000	375,000	39,438	1,504,438
	2016	375,000	—	650,000	412,000	31,918	1,468,918
Leonard W. Mallett (7)	2018	364,800	—	625,000	364,800	13,773	1,368,373
President, Chief Executive Officer and Chief Operations Officer	2017	375,000	—	700,000	375,000	14,624	1,464,624
	2016	350,000	350,000	600,000	420,000	12,643	1,732,643
Matthew S. Harrison (8)	2018	392,200	—	675,000	392,200	37,341	1,496,741
Former Executive Vice President and Chief Financial Officer	2017	394,250	—	700,000	380,000	37,030	1,511,280
	2016	380,000	—	650,000	418,000	33,249	1,481,249

___________

(1) Amounts shown represent the portion of the NEO's base salary allocated to SMLP.

(2) Amounts shown reflect the grant date fair value of the phantom unit awards granted to the NEOs in March 2018, March 2017 and March 2016, respectively, in accordance with FASB Accounting Standards Codification Topic 718, Compensation—Stock Compensation ("FASB ASC Topic 718"). For the assumptions made in valuing these awards, see Note 14 to the consolidated financial statements. For additional information, please refer to "Components of Executive Compensation—Long-Term Equity-Based Compensation Awards" above.

(3) Amounts shown represent the incentive bonus earned under our annual incentive bonus program in the fiscal year indicated but paid in the following fiscal year. The amounts shown represent that portion of the NEO's annual bonus that has been allocated to SMLP.

(4) The table below presents the components of "All Other Compensation" allocated to SMLP for each NEO for the fiscal year ended December 31, 2018. For additional information, please see "Components of Executive Compensation—Retirement, Health and Welfare and Additional Benefits" above.

(5) Mr. Newby resigned from his position as President and Chief Executive Officer effective February 21, 2019. Mr. Newby’s employment will terminate on February 28, 2019.

(6) Mr. Stratton was appointed Executive Vice President and Chief Financial Officer effective December 7, 2018. Mr. Stratton was not an NEO prior to his appointment.

(7) In connection with Mr. Newby’s resignation, on February 21, 2019, Mr. Mallett was appointed President and Chief Executive Officer on an interim basis. Mr. Mallett will continue to serve as Chief Operations Officer during the interim period.

(8) Mr. Harrison resigned from his position as Executive Vice President and Chief Financial Officer effective December 7, 2018. Mr. Harrison’s employment terminated on January 4, 2019.

Pay Ratio Disclosure

The following is a reasonable estimate, prepared under applicable SEC rules, of the ratio of the annual total compensation of our CEO to the median of the annual total compensation of our other employees. We initially determined our median employee by ranking our employees (other than the CEO) employed as of December 29, 2017 (the “determination date”) by the sum of each employee’s annualized base salary, his or her actual cash bonus received in 2017 for 2016 performance, and his or her actual overtime pay received in 2017. In annualizing each employee’s base salary, we used each employee’s base salary rate as of the determination date. We made no full-time equivalent adjustment for any employee, we had no temporary or seasonal workers as of the determination date, and we made no cost-of-living adjustments. Because there has been no significant change in our employee population or compensation arrangements and the median employee’s circumstances have not changed since the determination date, we used the same median employee in respect of the past fiscal year that we identified in respect of the fiscal year ending December 31, 2017. The annual total compensation of our median employee (other than the CEO) for 2018 was $119,866. As set forth in the Summary Compensation Table above, our CEO’s annual total compensation for 2018 that was allocated to us by our General Partner was $2,731,987. Based on the foregoing, our estimate of the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all other employees was 22.8 to 1. Given the different methodologies that various public companies will use to determine an estimated pay ratio, our estimated pay ratio should not be used as a basis for comparison with ratios disclosed by other companies.

All Other Compensation.  The following table sets forth information concerning all other compensation paid to our NEOs in fiscal 2018 and allocated to us by our General Partner.

Name	Medical Insurance Premium ($)	Individual Tax Preparation and Annual Medical Examination ($) (1)	Health Savings Account (HSA) Employer Contributions ($)	401(k) Plan Employer Contributions ($)	Total ($)
Steven J. Newby	15,398	10,335	—	8,754	34,487
Marc D. Stratton	17,832	—	1,838	12,030	31,700
Brock M. Degeyter	18,477	3,128	—	12,375	33,980
Brad N. Graves	18,851	4,602	1,943	12,718	38,114
Leonard W. Mallett	13,773	—	—	—	13,773
Matthew S. Harrison	18,851	3,829	1,943	12,718	37,341

___________

(1) Mr. Newby is the only NEO who was entitled to reimbursement of the cost of an annual medical examination in 2018. Mr. Newby did not submit the cost of an annual medical examination for reimbursement in 2018.

Grants of Plan-Based Awards in 2018.  The following table sets forth information concerning annual incentive awards and phantom unit awards granted to our NEOs in fiscal 2018.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stocks or Units (2)	Grant Date Fair Value of Stock and Options Awards (3)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	(#)	($)
Steven J. Newby	N/A	N/A	918,000	1,836,000
	3/15/2018				101,639	1,550,000
Marc D. Stratton	N/A	N/A	194,775	N/A
	3/15/2018				14,754	225,000
Brock M. Degeyter	N/A	N/A	373,000	746,000
	3/15/2018				40,983	625,000
Brad N. Graves	N/A	N/A	398,000	796,000
	3/15/2018				40,983	625,000
Leonard W. Mallett	N/A	N/A	384,000	768,000
	3/15/2018				40,983	625,000
Matthew S. Harrison	N/A	N/A	424,000	848,000
	3/15/2018				44,262	675,000

___________

(1) Represents annual incentive opportunities that may be awarded pursuant to our annual incentive program for the year ended December 31, 2018 with payment based upon our achievement of pre-established performance goals and other factors. For additional information, please see "Components of Executive Compensation—Annual Incentive Compensation" above.

(2) Represents grants of phantom units with distribution equivalent rights under the SMLP LTIP. For additional information, please see "Components of Executive Compensation—Long-Term Equity-Based Compensation Awards" above.

(3) Amounts shown represent the fair value of the award on the date of the grant, in accordance with FASB ASC Topic 718. For the assumptions made in valuing these awards, see Note 14 to the consolidated financial statements.

Narrative Disclosure to the Summary Compensation Table and Grants of the Plan-Based Awards Table.  A description of material factors necessary to understand the information disclosed in the tables above with respect to salaries, bonuses, equity awards, non-equity incentive plan compensation and all other compensation can be found in the CD&A that precedes these tables.

Outstanding Equity Awards at December 31, 2018.  The following table presents information regarding the outstanding equity awards held by our NEOs at December 31, 2018.

		Unit Awards
Name	Grant Date	Number of Unearned Phantom Units That Have Not Vested (#) (1)	Market Value of Unearned Phantom Units That Have Not Vested ($) (2)
Steven J. Newby	3/15/2018	101,639	1,021,472
	3/15/2017	57,777	580,659
	3/15/2016	39,361	395,578
Marc D. Stratton	3/15/2018	14,754	148,278
	3/15/2017	6,222	62,531
	3/15/2016	4,273	42,944
Brock M. Degeyter	3/15/2018	40,983	411,879
	3/15/2017	20,740	208,437
	3/15/2016	14,619	146,921
Brad N. Graves	3/15/2018	40,983	411,879
	3/15/2017	20,740	208,437
	3/15/2016	14,619	146,921
Leonard W. Mallett	3/15/2018	40,983	411,879
	3/15/2017	20,740	208,437
	3/15/2016	13,495	135,625
Matthew S. Harrison	3/15/2018	44,262	444,833
	3/15/2017	20,740	208,437
	3/15/2016	14,619	146,921

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

(2) Amounts were calculated using the closing price of SMLP's publicly traded common units on December 31, 2018.

Phantom Units Vested.  The following table represents information regarding the vesting of phantom units during the year ended December 31, 2018 with respect to our NEOs.

	Phantom Unit Awards
Name	Number of Phantom Units Vested (#)	Value Realized on Vesting ($) (1)
Steven J. Newby (1) (2)	53,482	1,057,341
Marc D. Stratton (1)	8,611	166,577
Brock M. Degeyter (1)	31,168	608,946
Brad N. Graves (1)	31,006	605,360
Leonard W. Mallett (3)	52,524	1,000,120
Matthew S. Harrison (1)	31,178	609,167

___________

(1) Amounts represent the number and value of the phantom units that vested on March 15, 2018, plus the distribution equivalent rights earned in tandem. The value of the phantom units that vested on March 15, 2018 was calculated using the closing price of SMLP's publicly traded common units as of March 14, 2018, the trading day immediately prior to vesting.

(2) Mr. Newby’s number of phantom units vested does not include 33,674 notional common units in SMLP he elected to defer pursuant to the DCP. For additional information, see "Components of Executive Compensation—Retirement, Health and Welfare and Additional Benefits" above.

(3) Of the total number of Mr. Mallett’s phantom units that vested in 2018, 23,866 vested on March 15, 2018 and the remainder, 28,658, vested on December 1, 2018. The value of Mr. Mallett’s phantom units that vested on March 15, 2018 was calculated using the closing price of SMLP's publicly traded common units as of March 14, 2018, the trading day immediately prior to vesting, and the value of Mr. Mallett’s phantom units that vested on December 1, 2018 was calculated using the closing price of SMLP’s publicly traded common units as of November 30, 2018, the trading day immediately prior to vesting. Mr. Mallett also received the value of the distribution equivalent rights earned in tandem with his vested units.

Pension Benefits.  Currently, our General Partner does not sponsor or maintain a pension or defined benefit program for our NEOs. This policy may change in the future.

Nonqualified Deferred Compensation Table for 2018.  The following table represents information regarding the nonqualified deferred compensation of our NEOs for the year ended December 31, 2018.

Name	Executive Contributions in Last Fiscal Year ($) (1)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)
Steven J. Newby	823,544	—	(831,365)	—	1,756,015
Marc D. Stratton	—	—	(2,006)	(20,420)	33,542
Brad N. Graves	6,238	—	(39,971)	(61,562)	193,557
Matthew S. Harrison	33,925	—	(150,223)	—	386,250

___________

(1) Mr. Newby’s executive contribution is comprised of notional common units in SMLP. These units, which were scheduled to vest on March 15, 2018, were granted in 2017, 2016, and 2015 and included in the “Summary Compensation Table” as “Equity Awards” with respect to those years. Mr. Graves’ and Mr. Harrison’s executive contributions are comprised of quarterly distributions on previously deferred LTIP units. For additional information, see "Components of Executive Compensation—Retirement, Health and Welfare and Additional Benefits" above.

Potential Payments upon Termination or Change in Control.  The following table sets forth information concerning potential amounts payable to the NEOs upon termination of employment under various circumstances, and upon a change in control, if such event took place on December 31, 2018.

Name and Principal Position	Triggering Event	Salary ($)	Bonus ($)	Pro-Rata Bonus ($)	Health Benefits ($)	Acceleration of Unvested Equity ($) (1)	Total ($)
Steven J. Newby Former President and Chief Executive Officer (2)	Termination by Reason of Death or Disability	—	—	900,000	21,987	2,654,547	3,576,534
	Termination Without Cause	1,530,000	2,137,500	918,000	21,987	2,654,547	7,262,034
	Resignation for Good Reason	1,530,000	2,137,500	918,000	21,987	2,654,547	7,262,034
	Nonextension of Term by Company	1,530,000	2,137,500	918,000	21,987	2,654,547	7,262,034
	Nonextension of Term by Executive, Company Exercises Noncompete	612,000	855,000	—	21,987	—	1,488,987
	Change in Control (3)	—	—	—	—	2,654,547	2,654,547
Marc D. Stratton Executive Vice President and Chief Financial Officer (5)	Termination by Reason of Death or Disability	—	—	—	—	331,273	331,273
	Termination Without Cause	—	—	—	—	331,273	331,273
	Change in Control (3)	—	—	—	—	331,273	331,273
Brock M. Degeyter Executive Vice President, General Counsel, Chief Compliance Officer and Secretary (4)	Termination by Reason of Death or Disability	—	—	373,000	21,987	1,013,876	1,408,863
	Termination Without Cause	559,500	540,000	373,000	21,987	1,013,876	2,508,363
	Resignation for Good Reason	559,500	540,000	373,000	21,987	1,013,876	2,508,363
	Nonextension of Term by Company	559,500	540,000	373,000	21,987	1,013,876	2,508,363
	Change in Control (3)	—	—	—	—	1,013,876	1,013,876
	Nonextension of Term by Executive, Company Exercises Noncompete	373,000	360,000	—	21,987	—	754,987
Brad N. Graves Executive Vice President and Chief Commercial Officer (4) (7)	Termination by Reason of Death or Disability	—	—	398,000	21,836	1,013,876	1,433,712
	Termination Without Cause	597,000	562,500	398,000	21,836	1,013,876	2,593,212
	Resignation for Good Reason	597,000	562,500	398,000	21,836	1,013,876	2,593,212
	Change in Control (3)	—	—	—	—	1,013,876	1,013,876
	Nonextension of Term by Company	597,000	562,500	398,000	21,836	1,013,876	2,593,212
	Nonextension of Term by Executive, Company Exercises Noncompete	398,000	375,000	—	21,836	—	794,836
Leonard W. Mallett President, Chief Executive Officer and Chief Operations Officer (4)	Termination by Reason of Death or Disability	—	—	384,000	15,312	995,471	1,394,783
	Termination Without Cause	576,000	562,500	384,000	15,312	995,471	2,533,283

	Resignation for Good Reason	576,000	562,500	384,000	15,312	995,471	2,533,283
	Nonextension of Term by Company	576,000	562,500	384,000	15,312	995,471	2,533,283
	Change in Control (3)	—	562,500	—	—	995,471	1,557,971
	Nonextension of Term by Executive, Company Exercises Noncompete	384,000	375,000	—	15,312	—	774,312
Matthew S. Harrison Former Executive Vice President and Chief Financial Officer (4) (6)	Termination by Reason of Death or Disability	—	—	424,000	21,836	1,052,487	1,498,323
	Termination Without Cause	636,000	600,000	424,000	21,836	1,052,487	2,734,323
	Resignation for Good Reason	636,000	600,000	424,000	21,836	1,052,487	2,734,323
	Nonextension of Term by Company	636,000	600,000	424,000	21,836	1,052,487	2,734,323
	Nonextension of Term by Executive, Company Exercises Noncompete	424,000	400,000	—	21,836	—	845,836
	Change in Control (3)	—	—	—	—	1,052,487	1,052,487

___________

(1) Amounts represent the value of the phantom units that vest upon the occurrence of a triggering event plus the earned distribution equivalent rights that vest in tandem. The value of the phantom units was calculated using the closing price of SMLP's publicly traded common units on December 31, 2018.

(2) Mr. Newby's employment agreement provides that upon termination of employment resulting from a non-extension of the term by Summit Investments, termination by Summit Investments without cause, or by Mr. Newby’s resignation for good reason (each a "Qualifying Termination"), Mr. Newby's severance payment will be equal to two and one-half times the sum of his annual base salary and his annual bonus payable in respect of the immediately preceding year. Mr. Newby is also entitled to receive a prorated annual bonus (based on target) if his employment is terminated as a result of a Qualifying Termination. If Summit Investments exercises the “noncompete option” after Mr. Newby elects not to extend the term, then Mr. Newby is entitled to a severance payment in an amount equal to the sum of his annual base salary and annual bonus payable in respect of the preceding year, multiplied by a fraction, the numerator of which is equal to the number of days from the date of termination through the expiration of the restricted period (as elected by Summit Investments) and the denominator of which is 365. Any unvested equity awards granted to Mr. Newby will immediately vest upon a Qualifying Termination, termination by reason of death or disability, or a change in control. If any portion of the payments or benefits provided to Mr. Newby in connection with a change in control become subject to the excise tax under Section 4999 of the Internal Revenue Code, then the payments and benefits will be reduced to the extent such reduction would result in a greater after-tax benefit to Mr. Newby. Following any termination of employment, Summit Investments has agreed to pay the out-of-pocket premium cost to continue Mr. Newby’s medical and dental coverage for a period not to exceed 18 months, with such coverage terminating if any new employer provides benefits coverage. Mr. Newby also had an aggregate balance of $1,756,015 under the DCP as of December 31, 2018, which will be distributed upon a qualifying triggering event. For additional information, see "Summary Compensation Table for 2018, 2017 and 2016—Nonqualified Deferred Compensation Table for 2018" above. As disclosed on February 26, 2019, Mr. Newby resigned from his position as President and Chief Executive Officer effective February 21, 2019. Mr. Newby’s employment will terminate on February 28, 1019.

(3) Single-trigger event without a qualifying termination of employment.

(4) Mr. Degeyter’s, Mr. Graves’, Mr. Mallett’s, and Mr. Harrison’s employment agreements are substantially identical to Mr. Newby’s with respect to potential payments upon termination or a change in control, except that in the event of a Qualifying Termination, each NEO other than Mr. Newby is entitled to receive a severance payment equal to one and one-half times the sum of his annual base salary and his annual bonus payable in respect of the immediately preceding year.

(5) Mr. Stratton did not have an effective employment agreement with Summit Investments as of December 31, 2018. Pursuant to Mr. Stratton’s Long-Term Incentive Plan Phantom Unit Agreements applicable to his granted but unvested LTIP units, Mr. Stratton would have been entitled to accelerated vesting of all outstanding LTIP units in the event of termination by reason of death or disability, termination without cause, or a change in control, occurring on December 31, 2018. In addition, Mr. Stratton had an aggregate balance of $33,542 under the DCP as of December 31, 2018, which will be distributed upon a qualifying triggering event. For additional information, see "Summary Compensation Table for 2018, 2017 and 2016—Nonqualified Deferred Compensation Table for 2018" above.

(6) Mr. Harrison had an aggregate balance of $386,250 under the DCP as of December 31, 2018, which will be distributed upon a qualifying triggering event. For additional information, see "Summary Compensation Table for 2018, 2017 and 2016—Nonqualified Deferred Compensation Table for 2018" above.

(7) Mr. Graves had an aggregate balance of $193,557 under the DCP as of December 31, 2018, which will be distributed upon a qualifying triggering event. For additional information, see "Summary Compensation Table for 2018, 2017 and 2016—Nonqualified Deferred Compensation Table for 2018" above.

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

Director Compensation

In March 2018, under the director compensation plan, the independent directors, which include Mr. Peters and Mr. Wohleber, each received the following:

•	an annual cash retainer of $70,000 and
•	an annual award of common units with a grant date fair value of approximately $80,000.

As an independent director, Ms. Tomasky, who resigned from the Board effective October 1, 2018, also received a cash retainer of $70,000 and a grant of common units with a grant date fair value of $80,000.

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

Ms. Tomasky, who resigned from the Board effective October 1, 2018, received an annual retainer of $10,000 for her service as Chair of the Conflicts Committee, and an additional retainer of $5,000 for her service as a member of the Audit Committee.

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

The following table shows the compensation paid, including amounts deferred, under our director compensation plan in 2018.

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

(2) In 2018, Mr. Peters elected to defer all of his compensation related to Board committee service. Ms. Tomasky elected to defer her units at the time of the grant pursuant to the terms of the DCP, but was subsequently paid her deferred units upon her resignation effective October 1, 2018.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee consists of Mr. Lane, Mr. Spinner and Mr. Wohleber. Although our common units are listed on the NYSE, we have taken advantage of the “Limited Partnership” exemption to the NYSE rule that would otherwise require listed companies to have an independent compensation committee with a written charter. During 2018, no member of the Compensation Committee was an executive officer of another entity on whose compensation committee or board of directors any executive officer of Summit Investments (and in connection therewith, SMLP) served. During 2018, no director was an executive officer of another entity on whose compensation committee any executive officer of Summit Investments (and in connection therewith, SMLP) served.

Mr. Newby, who served as the President and Chief Executive Officer of our General Partner until his resignation effective February 21, 2019, participated in his capacity as a director in the deliberations of the Board of Directors concerning named executive officer compensation, and made recommendations to the Compensation Committee regarding named executive officer compensation but abstained from any decisions regarding his compensation. As President and Chief Executive Officer of our General Partner and a director of our General Partner on an interim basis effective February 21, 2019, Mr. Mallett also participated in the deliberations of the Board of Directors concerning named executive officer compensation, and made recommendations to the Compensation Committee regarding named executive officer compensation, but abstained from any decisions regarding his compensation. Also, Mr. Lane and Mr. Spinner were selected to serve on the Compensation Committee due to their affiliations with Energy Capital Partners, which controls our General Partner.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common units of:

•

each person who is known to us to beneficially own 5% or more of such units to be outstanding (based solely on Schedules 13D and 13G filed with the SEC subsequent to December 31, 2018 and prior to February 13, 2019);

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

In computing the number of common units beneficially owned by a person and the percentage ownership of that person, common units that a person has the right to acquire upon the vesting of phantom units where the units are issuable within 60 days of February 16, 2019, if any, are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. The percentage of units beneficially owned is based on a total of 73,462,254 common limited partner units outstanding as of February 13, 2019.

Except as indicated by footnote, the persons named in the following table have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable.

Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
Summit Investments (1) (2) (3)	25,854,581	35.2%
SMP Holdings (2) (3) (4)	25,854,581	35.2%
Energy Capital Partners II, LLC (1) (3) (5) (6)	31,770,408	43.2%
SMLP Holdings, LLC (5) (6)	5,915,827	8.1%
OppenheimerFunds, Inc. (8)	13,478,864	18.3%
OppenheimerFunds SteelPath, MLP Income Fund (14)	5,618,169	7.6%
Steven J. Newby (2) (10) (11)	150,616	*
Matthew S. Harrison (2)	135,354	*
Brock M. Degeyter (2) (10)	89,994	*
Brad N. Graves (2) (10) (11)	74,875	*
Leonard W. Mallett (2) (10)	148,134	*
Marc D. Stratton (2) (10)	32,547	*
Matthew F. Delaney (9)	—	*
Peter Labbat (9)	20,000	*
Thomas K. Lane (9) (12)	40,000	*
Jerry L. Peters (2) (11)	7,433	*
Scott A. Rogan (13)	—	*
Jeffrey R. Spinner (13)	—	*
Robert M. Wohleber (2)	19,131	*
All directors and executive officers as a group (consisting of 14 persons)	743,797	*

________

* An asterisk indicates that the person or entity owns less than one percent.

(1)  Summit Investments owns 100% of SMP Holdings, the entity that owns 100% of our General Partner. Energy Capital Partners II, LLC ("ECP II") and its parallel and co-investment funds (the "ECP Funds" and together with ECP II, "ECP") hold in the aggregate, 100% of the Class A membership interests in Summit Investments, the sole owner of SMP Holdings. ECP II is the General Partner of the General Partner of each of the ECP Funds that holds membership interests in Summit Investments and has voting and investment control over the securities held thereby. Accordingly, ECP may be deemed to indirectly beneficially own all of the common units held by Summit Investments and SMP Holdings as of February 13, 2019.

(2)  The address for this person or entity is 1790 Hughes Landing Blvd., Suite 500, The Woodlands, Texas 77380.

(3)  Because of its ownership interest in Summit Investments, ECP is entitled to elect five directors of Summit Investments. In addition, Mr. Delaney (who is a principal of Energy Capital Partners), Mr. Labbat (who is a partner of Energy Capital Partners), Mr. Lane (who is a partner of Energy Capital Partners), Mr. Rogan (who is a principal of Energy Capital Partners) and Mr. Spinner (who is a principal of Energy Capital Partners) are each directors of our General Partner. Neither Mr. Delaney, Mr. Labbat, Mr. Lane, Mr. Rogan nor Mr. Spinner are deemed to beneficially own, and they disclaim beneficial ownership of, any common units held by our General Partner, Summit Investments or SMP Holdings.

(4)  SMP Holdings owns 100% of our General Partner and 35.2% of our outstanding common units. Upon closing of the Equity Restructuring, Summit Investments will be deemed to be the beneficial owner of the 8,750,000 common units that SMP Holdings will receive. Given its ownership interest in Summit Investments, ECP may be deemed to indirectly beneficially own all of the common units held by SMP Holdings as of February 13, 2019.

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

(7)  The address for this person or entity is One Maritime Plaza, Suite 2020, San Francisco, California 94111.

(8)  The address for this person or entity is Two World Financial Center, 225 Liberty Street, New York, New York 10281.

(9)  The address for this person or entity is 51 John F. Kennedy Parkway, Suite 200, Short Hills, New Jersey 07078.

(10)  Includes common units which the individuals have the right to acquire upon vesting of phantom units, where the units are issuable as of February 13, 2019 or within 60 days thereafter. Such units are deemed to be outstanding in calculating the percentage ownership of such individual (and all directors and officers as a group), but are not deemed to be outstanding as to any other person.

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

(13)  The address for this person or entity is 1000 Louisiana, Suite 5200, Houston, Texas 77002.

(14)  The address for this person or entity is 6803 Tucson Way, Centennial, CO 80112.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2018 with respect to the Partnership's common units that may be issued under the 2012 Long-Term Incentive Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (1)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	864,124	n/a	3,188,195
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	864,124	—	3,188,195

__________

(1) Amount shown represents phantom unit awards outstanding under the SMLP LTIP at December 31, 2018. The awards are expected to be settled in common units upon the applicable vesting date and are not subject to an exercise price.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Of the 73,390,853 common units outstanding at December 31, 2018, Summit Investments beneficially owned 25,854,581 common units and a subsidiary of Energy Capital Partners directly owned 5,915,827 common units. In addition, SMP Holdings owns and controls our General Partner, which owns all of our IDRs and an approximate 2% general partner interest. Pursuant to the Equity Restructuring Agreement, the IDRs and 2% general partner interest will be converted into 8,750,000 common units and a non-economic general partner interest.

Distributions and Payments to our General Partner and its Affiliates

The following summarizes the distributions and payments to be made by us to our General Partner and its affiliates in connection with our ongoing operations and our liquidation. These distributions and payments were determined by and among affiliated entities and, consequently, are not the result of arm's-length negotiations.

Operational Stage

Distributions of available cash to our General Partner and its affiliates.  Unless distributions exceed the minimum quarterly distribution, we make cash distributions 98% to our unitholders pro rata and 2% to our General Partner, assuming it makes any capital contributions necessary to maintain its 2% interest in us. In addition, if distributions exceed the minimum quarterly distribution and other higher target distribution levels, our General Partner, by virtue of its IDRs, is entitled to increasing percentages of the distributions. For additional information, see Note 12 to the consolidated financial statements.

For the year ended December 31, 2018, our General Partner received distributions of approximately $12.1 million on its approximate 2% general partner interest and IDRs and a subsidiary of Summit Investments received distributions of approximately $59.5 million on its limited partner units. In addition, a subsidiary of Energy Capital Partners directly owns 5,915,827 common units, and received distributions of approximately $13.6 million on these units for the year ended December 31, 2018.

Pursuant to the Equity Restructuring Agreement, the IDRs and 2% general partner interest will be converted into 8,750,000 common units and a non-economic general partner interest.

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

Reimbursement of Expenses from General Partner.  Under our Partnership Agreement, we reimburse our General Partner and its affiliates for certain expenses incurred on our behalf, including, without limitation, salary, bonus, incentive compensation and other amounts paid to our General Partner's employees and executive officers who perform services necessary to run our business. Our Partnership Agreement provides that our General Partner will determine in good faith the expenses that are allocable to us. Operation and maintenance expenses incurred by the General Partner and reimbursed by us under our Partnership Agreement were $29.1 million in 2018. General and administrative expenses incurred by the General Partner and reimbursed by us under our Partnership Agreement were $30.1 million in 2018. As of December 31, 2018, we had a payable of $0.2 million to the General Partner for expenses that were paid on our behalf.

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

Item 14. Principal Accounting Fees and Services.

Our Audit Committee has ratified Deloitte & Touche LLP, Independent Registered Public Accounting Firm, to audit the books, records and accounts of SMLP for the year ended December 31, 2018.

Audit Fees.  The fees billed by Deloitte & Touche LLP, as principal accountant, for the audit of our consolidated financial statements and other services rendered for the years ended December 31, 2018 and 2017 follow.

	Year ended December 31,
	2018	2017
Audit fees (1)	$1,747,000	$3,161,830
Audit-related fees (2)	75,500	—
Tax fees (3)	473,130	562,025
All other fees	—	—
Total	$2,295,630	$3,723,855

__________

(1) Audit fees are fees billed by Deloitte & Touche LLP for professional services for the audit and quarterly reviews of the Partnership’s consolidated financial statements, review of other SEC filings, including registration statements, and issuance of comfort letters and consents.

(2) Represents fees related to our At-the-market Program (see Note 12 to the consolidated financial statements).

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

SEC Rule 3-09 of Regulation S-X ("Rule 3-09") requires that we include or incorporate by reference financial statements for OGC in this Form 10-K if our investment was considered to be significant for the year ended December 31, 2018. We have concluded that OGC is significant. As such, the following documents are incorporated herein by reference:

•

The audited balance sheets of OGC as of December 31, 2018, 2017 and 2016 and the related statements of operations, members' equity and cash flows for the years ended December 31, 2018, 2017 and 2016 and the related notes to the financial statements, are filed as Exhibit 99.1 to this Report.

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

Employment Agreement, effective January 1, 2019, by and between Summit Midstream Partners, LLC and Marc D. Stratton (Incorporated herein by reference to Exhibit 10.1 to SMLP’s Form 8-K dated January 2, 2019 (Commission File No. 001-35666))

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

21.1		List of Subsidiaries
23.1		Consent of Deloitte & Touche LLP - Summit Midstream Partners, LP
23.2		Consent of PricewaterhouseCoopers LLP - Ohio Gathering Company, L.L.C.
23.3		Consent of PricewaterhouseCoopers LLP - Ohio Condensate Company, L.L.C.
31.1		Rule 13a-14(a)/15d-14(a) Certification, executed by Leonard W. Mallett, President, Chief Executive Officer and Director
31.2		Rule 13a-14(a)/15d-14(a) Certification, executed by Marc D. Stratton, Executive Vice President and Chief Financial Officer
32.1

Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Leonard W. Mallett, President, Chief Executive Officer and Director, and Marc D. Stratton, Executive Vice President and Chief Financial Officer

99.1		Ohio Gathering Company, L.L.C. Financial Statements as of and for the years ended December 31, 2018, 2017 and 2016
99.2		Ohio Condensate Company, L.L.C. Report of Independent Registered Public Accounting Firm for the year ended December 31, 2016
101.INS	**	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	**	XBRL Taxonomy Extension Schema
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase
101.LAB	**	XBRL Taxonomy Extension Label Linkbase
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase

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

Summit Midstream Partners, LP
(Registrant)

By: Summit Midstream GP, LLC (its General Partner)

February 26, 2019	/s/ Marc D. Stratton
Marc D. Stratton, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Leonard W. Mallett	Director, President and Chief Executive Officer (Principal Executive Officer)	February 26, 2019
Leonard W. Mallett

/s/ Marc D. Stratton	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2019
Marc D. Stratton

/s/ Matthew F. Delaney	Director	February 26, 2019
Matthew F. Delaney

/s/ Peter Labbat	Director	February 26, 2019
Peter Labbat

/s/ Thomas K. Lane	Director	February 26, 2019
Thomas K. Lane

/s/ Jerry L. Peters	Director	February 26, 2019
Jerry L. Peters

/s/ Scott A. Rogan	Director	February 26, 2019
Scott A. Rogan

/s/ Jeffrey R. Spinner	Director	February 26, 2019
Jeffrey R. Spinner

/s/ Robert M. Wohleber	Director	February 26, 2019
Robert M. Wohleber