Form 10-Q
period 2019-03-31
Summit Midstream Partners, LP
filed 2019-05-10
CIK 1549922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐    Yes ☒    No

Securities registered pursuant to Section 12(b) of the Securities Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Units	SMLP	New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	As of April 30, 2019
Common Units	82,695,311 units

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
Equity Restructuring

A series of transactions consummated on March 22, 2019, pursuant to which the

    Partnership cancelled its IDRs and converted its 2% economic GP interest to a non-economic GP interest in exchange for 8,750,000 SMLP common units, which were issued to SMP Holdings

FASB	Financial Accounting Standards Board
Finance Corp.	Summit Midstream Finance Corp.
GAAP	accounting principles generally accepted in the United States of America
GP	general partner
General Partner	Summit Midstream GP, LLC
Grand River	Grand River Gathering, LLC
IDR	incentive distribution rights
LIBOR	London Interbank Offered Rate
Mbbl	one thousand barrels
Mbbl/d	one thousand barrels per day
Mcf	one thousand cubic feet
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
Meadowlark Midstream	Meadowlark Midstream Company, LLC
MMcf	one million cubic feet
MMcf/d	one million cubic feet per day
Mountaineer Midstream	Mountaineer Midstream gathering system
MVC	minimum volume commitment
NGLs

natural gas liquids; the combination of ethane, propane, normal butane, iso-butane and natural gasolines that when removed from unprocessed natural gas streams become liquid under various levels of higher pressure and lower temperature

Niobrara G&P	Niobrara Gathering and Processing system
OCC	Ohio Condensate Company, L.L.C.
OGC	Ohio Gathering Company, L.L.C.
Ohio Gathering	Ohio Gathering Company, L.L.C. and Ohio Condensate Company, L.L.C.
OpCo	Summit Midstream OpCo, LP

play	a proven geological formation that contains commercial amounts of hydrocarbons
Permian Finance	Summit Midstream Permian Finance, LLC
Polar and Divide	the Polar and Divide system; collectively Polar Midstream and Epping
Polar Midstream	Polar Midstream, LLC
produced water	water from underground geologic formations that is a by-product of natural gas and crude oil production
Red Rock Gathering	Red Rock Gathering Company, LLC
Remaining Consideration	the consideration to be paid to SMP Holdings in 2020 in connection with the 2016 Drop Down, the present value of which is reflected on our balance sheets as the Deferred Purchase Price Obligation
Revolving Credit Facility	the Third Amended and Restated Credit Agreement dated as of May 26, 2017, as amended by the First Amendment to Third Amended and Restated Credit Agreement dated as of September 22, 2017
SEC	Securities and Exchange Commission
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

    Price Obligation fair value, (viii) impairments and (ix) other noncash expenses or losses, less other noncash income or gains

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(In thousands, except unit amounts)
Assets
Current assets:
Cash and cash equivalents	$5,300	$4,345
Accounts receivable	91,978	97,936
Other current assets	2,812	3,971
Total current assets	100,090	106,252
Property, plant and equipment, net	1,873,929	1,963,713
Intangible assets, net	258,711	273,416
Goodwill	16,211	16,211
Investment in equity method investees	640,226	649,250
Other noncurrent assets	11,423	11,720
Total assets	$2,900,590	$3,020,562

Liabilities and Partners' Capital
Current liabilities:
Trade accounts payable	$28,324	$38,414
Accrued expenses	20,610	21,963
Due to affiliate	320	240
Deferred revenue	11,639	11,467
Ad valorem taxes payable	3,818	10,550
Accrued interest	15,397	12,286
Accrued environmental remediation	2,129	2,487
Other current liabilities	12,858	12,645
Deferred Purchase Price Obligation	100,000	—
Total current liabilities	195,095	110,052
Long-term debt	1,226,146	1,257,731
Noncurrent Deferred Purchase Price Obligation	288,361	383,934
Noncurrent deferred revenue	41,203	39,504
Noncurrent accrued environmental remediation	3,126	3,149
Other noncurrent liabilities	7,626	4,968
Total liabilities	1,761,557	1,799,338
Commitments and contingencies (Note 16)

Series A Preferred Units (300,000 units issued and outstanding at March 31, 2019 and December 31, 2018)	300,741	293,616
Common limited partner capital (82,695,311 units issued and outstanding at March 31, 2019 and 73,390,853 units issued and outstanding at December 31, 2018)	838,292	902,358
General Partner interests (zero units issued and outstanding at March 31, 2019 and 1,490,999 units issued and outstanding at December 31, 2018)	—	25,250
Total partners' capital	1,139,033	1,221,224
Total liabilities and partners' capital	$2,900,590	$3,020,562

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2019	2018
	(In thousands, except per-unit amounts)
Revenues:
Gathering services and related fees	$86,964	$84,361
Natural gas, NGLs and condensate sales	37,928	26,117
Other revenues	6,516	6,842
Total revenues	131,408	117,320
Costs and expenses:
Cost of natural gas and NGLs	31,759	20,286
Operation and maintenance	24,222	24,604
General and administrative	17,281	14,385
Depreciation and amortization	27,727	26,677
Transaction costs	950	57
Gain on asset sales, net	(961)	(74)
Long-lived asset impairment	44,951	—
Total costs and expenses	145,929	85,935
Other income (expense), net	209	(7)
Interest expense	(17,527)	(15,122)
Deferred Purchase Price Obligation	(4,427)	(21,658)
Loss before income taxes and (loss) income from equity method investees	(36,266)	(5,402)
Income tax (expense) benefit	(207)	171
(Loss) income from equity method investees	(441)	1,386
Net loss	$(36,914)	$(3,845)
Less:
Net income attributable to noncontrolling interest	—	85
Net loss attributable to SMLP	(36,914)	(3,930)
Net income attributable to General Partner, including IDRs	12	2,058
Net loss attributable to limited partners	(36,926)	(5,988)
Net income attributable to Series A Preferred Units	7,125	7,125
Net loss attributable to common limited partners	$(44,051)	$(13,113)

Loss per limited partner unit:
Common unit – basic	$(0.58)	$(0.18)
Common unit – diluted	$(0.58)	$(0.18)

Weighted-average limited partner units outstanding:
Common units – basic	75,793	73,134
Common units – diluted	75,793	73,134

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

	Partners' capital
	Limited partners
	Series A Preferred Units	Common	General Partner	Noncontrolling interest	Total
	(In thousands)
Partners' capital, December 31, 2017, as reported	$294,426	$1,056,510	$27,920	$10,813	$1,389,669
January 1, 2018 impact of Topic 606 day 1 adoption	—	4,130	84	—	4,214
Partners' capital, January 1, 2018	294,426	1,060,640	28,004	10,813	1,393,883
Net income (loss)	7,125	(13,113)	2,058	85	(3,845)
Distributions to unitholders	—	(42,024)	(3,029)	—	(45,053)
Unit-based compensation	—	1,979	—	—	1,979
Tax withholdings on vested SMLP LTIP awards	—	(1,943)	—	—	(1,943)
Other	(810)	(130)	—	—	(940)
Partners' capital, March 31, 2018	$300,741	$1,005,409	$27,033	$10,898	$1,344,081

	Partners' capital
	Limited partners
	Series A Preferred Units	Common	General Partner	Total
	(In thousands)
Partners' capital, January 1, 2019	$293,616	$902,358	$25,250	$1,221,224
Net income (loss)	7,125	(44,051)	12	(36,914)
Conversion of General Partner economic interests	—	22,222	(22,222)	—
Distributions to unitholders	—	(42,241)	(3,040)	(45,281)
Unit-based compensation	—	2,526	—	2,526
Tax withholdings on vested SMLP LTIP awards	—	(2,522)	—	(2,522)
Partners' capital, March 31, 2019	$300,741	$838,292	$—	$1,139,033

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	March 31,
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net loss	$(36,914)	$(3,845)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	28,116	26,526
Noncash lease expense	765	—
Amortization of debt issuance costs	1,080	1,040
Deferred Purchase Price Obligation	4,427	21,658
Unit-based and noncash compensation	2,526	1,962
(Loss) income from equity method investees	441	(1,386)
Distributions from equity method investees	8,583	9,644
Gain on asset sales, net	(961)	(74)
Long-lived asset impairment	44,951	—
Changes in operating assets and liabilities:
Accounts receivable	4,675	3,490
Trade accounts payable	271	(3,294)
Accrued expenses	(1,199)	1,472
Due from (to) affiliate	80	(645)
Deferred revenue, net	2,323	1,130
Ad valorem taxes payable	(6,184)	(4,495)
Accrued interest	3,111	3,073
Accrued environmental remediation, net	(548)	(360)
Other, net	(2,832)	(4,686)
Net cash provided by operating activities	52,711	51,210
Cash flows from investing activities:
Capital expenditures	(60,848)	(40,778)
Proceeds from asset sale (net of cash of $1,475)	89,461	—
Other, net	(120)	(221)
Net cash provided by (used in) investing activities	28,493	(40,999)

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued)

	March 31,
	2019	2018
	(In thousands)
Cash flows from financing activities:
Distributions to unitholders	(45,281)	(45,053)
Borrowings under Revolving Credit Facility	69,000	50,000
Repayments under Revolving Credit Facility	(101,000)	(10,000)
Other, net	(2,968)	(3,222)
Net cash used in financing activities	(80,249)	(8,275)
Net change in cash and cash equivalents	955	1,936
Cash and cash equivalents, beginning of period	4,345	1,430
Cash and cash equivalents, end of period	$5,300	$3,366

Supplemental cash flow disclosures:
Cash interest paid	$15,229	$12,207
Less capitalized interest	1,915	1,222
Interest paid (net of capitalized interest)	$13,314	$10,985

Cash paid for taxes	$—	$—

Noncash investing and financing activities
Capital expenditures in trade accounts payable (period-end accruals)	$23,389	$19,943
Capital expenditures relating to contributions in aid of construction for Topic 606 day 1 adoption	—	33,123
Right-of-use assets relating to Topic 842	5,448	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION, BUSINESS OPERATIONS AND PRESENTATION AND CONSOLIDATION

Organization. SMLP, a Delaware limited partnership, was formed in May 2012 and began operations in October 2012. SMLP is a growth-oriented limited partnership focused on developing, owning and operating midstream energy infrastructure assets that are strategically located in the core producing areas of unconventional resource basins, primarily shale formations, in the continental United States. Our business activities are conducted through various operating subsidiaries, each of which is owned or controlled by our wholly owned subsidiary holding company, Summit Holdings, a Delaware limited liability company. References to the "Partnership," "we," or "our" refer collectively to SMLP and its subsidiaries.

The General Partner, a Delaware limited liability company, manages our operations and activities. Summit Investments, a Delaware limited liability company, is the ultimate owner of our General Partner and has the right to appoint the entire Board of Directors. Summit Investments is controlled by Energy Capital Partners.

Summit Investments owned an approximate 2% general partner interest in SMLP (including the IDRs) until March 22, 2019. On March 22, 2019, we executed an equity restructuring agreement with the General Partner and SMP Holdings (the “Equity Restructuring Agreement”) that was announced on February 26, 2019 pursuant to which the IDRs and the 2% general partner interest were converted into a non-economic general partner interest in exchange for 8,750,000 common units which were issued to SMP Holdings (the “Equity Restructuring”). As of March 31, 2019, SMP Holdings, a wholly owned subsidiary of Summit Investments, beneficially owned 34,604,581 SMLP common units and a subsidiary of Energy Capital Partners directly owned 5,915,827 SMLP common units.

Neither SMLP nor its subsidiaries have any employees. All of the personnel that conduct our business are employed by Summit Investments, but these individuals are sometimes referred to as our employees.

Business Operations.  We provide natural gas gathering, treating and processing services as well as crude oil and produced water gathering services pursuant to primarily long-term, fee-based agreements with our customers. Our results are primarily driven by the volumes of natural gas that we gather, compress, treat and/or process as well as by the volumes of crude oil and produced water that we gather. We are the owner-operator of or have significant ownership interests in the following gathering systems:

•	Summit Utica, a natural gas gathering system operating in the Appalachian Basin, which includes the Utica and Point Pleasant shale formations in southeastern Ohio;
•

Ohio Gathering, a natural gas gathering system and a condensate stabilization facility operating in the Appalachian Basin, which includes the Utica and Point Pleasant shale formations in southeastern Ohio;

•

Polar and Divide, a crude oil and produced water gathering system and transmission pipeline operating in the Williston Basin, which includes the Bakken and Three Forks shale formations in northwestern North Dakota;

•	Bison Midstream, an associated natural gas gathering system operating in the Williston Basin, which includes the Bakken and Three Forks shale formations in northwestern North Dakota;
•	Niobrara G&P, an associated natural gas gathering and processing system operating in the DJ Basin, which includes the Niobrara and Codell shale formations in northeastern Colorado;
•	Summit Permian, an associated natural gas gathering and processing system operating in the northern Delaware Basin, which includes the Wolfcamp and Bone Spring formations, in southeastern New Mexico;
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

Additionally, until March 22, 2019, we owned Tioga Midstream, a crude oil, produced water and associated natural gas gathering system operating in the Williston Basin, which includes the Bakken and Three Forks shale formations in northwestern North Dakota. Refer to Note 17 for details on the sale of Tioga Midstream.

In February 2016, the Partnership and SMP Holdings, a wholly owned subsidiary of Summit Investments, entered into a contribution agreement (the "Contribution Agreement") pursuant to which SMP Holdings agreed to contribute to the Partnership substantially all of its limited partner interest in OpCo, a Delaware limited partnership that owns (i) 100% of the issued and outstanding membership interests of Summit Utica, Meadowlark Midstream and Tioga Midstream (collectively, the "Contributed Entities"), each a limited liability company and (ii) an equity ownership interest in each of OGC and OCC (collectively with OpCo and the Contributed Entities, the “2016 Drop Down Assets”) (the “2016 Drop Down”). The 2016 Drop Down closed in March 2016; concurrent therewith, a subsidiary of Summit Investments retained a 1% noncontrolling interest in OpCo. In a series of transactions in December 2017 and November 2018, we purchased the 1% noncontrolling interest in OpCo. As a result of these transactions, other than our investment in Ohio Gathering, all of our business activities are now conducted through wholly owned operating subsidiaries.

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

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and the regulations of the SEC. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. We believe that the disclosures made are adequate to make the information not misleading. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, including normal recurring adjustments, which are necessary to fairly present the unaudited condensed consolidated balance sheet as of March 31, 2019, the unaudited condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018 and the unaudited condensed consolidated statements of partners’ capital and cash flows for the three months ended March 31, 2019 and 2018. The balance sheet at December 31, 2018 included herein was derived from our audited financial statements, but does not include all disclosures required by GAAP. See Note 2 for the impact relating to the adoption of the new lease standard. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto that are included in our annual report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on February 26, 2019 (the "2018 Annual Report"). The results of operations for an interim period are not necessarily indicative of results expected for a full year.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Except for the changes below, there have been no changes to our significant accounting policies since December 31, 2018.

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

Recently Adopted Accounting Pronouncements. We have recently adopted the following accounting pronouncements:

•

ASU No. 2016-02 Leases (“Topic 842"). We adopted Topic 842 with a date of initial application of January 1, 2019. We applied Topic 842 by recognizing (i) a $5.4 million right-of-use (“ROU”) asset which represents the right to use, or to control the use of, specified assets for a lease term. The ROU asset is included in the Property, plant and equipment, net caption on the unaudited condensed consolidated balance sheet; and (ii) a $5.4 million lease liability for the obligation to make lease payments arising from the leases. The lease liability is included in the Other current liabilities and Other noncurrent liabilities captions on the unaudited condensed consolidated balance sheet. The comparative information has not been adjusted and is reported under the accounting standards in effect for those periods.

Refer to Note 16 for additional information.

Accounting Pronouncements Pending Adoption. We have not yet adopted the following accounting pronouncements as of March 31, 2019:

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

3. REVENUE

The majority of our revenue is derived from long-term, fee-based contracts with original terms of up to 25 years. We recognize revenue earned from fee-based gathering, treating and processing services in gathering services and related fees. We also earn revenue in the Williston Basin reporting segment from the sale of physical natural gas purchased from our customers under certain percent-of-proceeds arrangements. Under ASC Topic 606, these gathering contracts are presented net within cost of natural gas and NGLs. We sell natural gas that we retain from certain DFW Midstream customers to offset the power expenses of the electric-driven compression on the DFW Midstream system. We also sell condensate retained from our gathering services at Grand River. Revenues from the sale of natural gas and condensate are recognized in natural gas, NGLs and condensate sales; the associated expense is included in operation and maintenance expense. Certain customers reimburse us for costs we incur on their behalf. We record costs incurred and reimbursed by our customers on a gross basis, with the revenue component recognized in Other revenues.

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

We have contracts with MVCs that are variable and constrained. Contracts with greater than monthly MVCs are reviewed on a quarterly basis and adjustments to those estimates are made during each respective reporting period, if necessary.

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

Performance obligations for gathering services are generally satisfied over time. We utilize either an output method (i.e., measure of progress) for guaranteed, stand-ready service contracts or an asset/system delivery time estimate for non-guaranteed, as-available service contracts.

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

The following table presents estimated revenue expected to be recognized during the remainder of 2019 and over the remaining contract period related to performance obligations that are unsatisfied and are comprised of estimated MVC shortfall payments.

We applied the practical expedient in paragraph 606-10-50-14 of Topic 606 for certain arrangements that we consider optional purchases (i.e., there is no enforceable obligation for the customer to make purchases) and those amounts are excluded from the table.

	2019	2020	2021	2022	2023	Thereafter
	(In thousands)
Gathering services and related fees	$88,169	$120,941	$100,117	$83,673	$70,971	$113,679

Revenue by Category.  In the following table, revenue is disaggregated by geographic area and major products and services. Ohio Gathering is excluded from the tables below due to equity method accounting. For more detailed information about reportable segments, see Note 4.

	Reportable Segments
	Three months ended March 31, 2019
	Utica Shale	Williston Basin	DJ Basin	Permian Basin	Piceance Basin	Barnett Shale	Marcellus Shale	Total reportable segments	All other segments	Total
	(In thousands)
Major products / services lines
Gathering services and related fees	$7,495	$25,706	$3,724	$366	$31,840	$13,025	$6,197	$88,353	$(1,389)	$86,964
Natural gas, NGLs and condensate sales	—	5,585	85	4,221	2,302	604	—	12,797	25,131	37,928
Other revenues	—	2,908	1,007	32	1,138	1,656	—	6,741	(225)	6,516
Total	$7,495	$34,199	$4,816	$4,619	$35,280	$15,285	$6,197	$107,891	$23,517	$131,408

	Reportable Segments
	Three months ended March 31, 2018
	Utica Shale	Williston Basin	DJ Basin	Piceance Basin	Barnett Shale	Marcellus Shale	Total reportable segments	All other segments	Total
	(In thousands)
Major products / services lines
Gathering services and related fees	$10,041	$17,666	$2,179	$33,115	$13,637	$7,825	$84,463	$(102)	$84,361
Natural gas, NGLs and condensate sales	—	7,846	80	4,245	545	—	12,716	13,401	26,117
Other revenues	—	2,912	757	1,211	1,988	—	6,868	(26)	6,842
Total	$10,041	$28,424	$3,016	$38,571	$16,170	$7,825	$104,047	$13,273	$117,320

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

	March 31, 2019	December 31, 2018
	(In thousands)
Contract assets, beginning of year	$8,755	$—
Additions	12,518	26,403
Transfers out	(1,959)	(17,648)
Contract assets, end of year	$19,314	$8,755

As of March 31, 2019, receivables with customers totaled $66.4 million and contract assets totaled $19.3 million which were included in the Accounts receivable caption on the unaudited condensed consolidated balance sheet.

Contract liabilities (deferred revenue) relate to the advance consideration received from customers primarily for contributions in aid of construction. We recognize contract liabilities under these arrangements in revenue over the contract period. For the three months ended March 31, 2019, we recognized $2.7 million of gathering services and related fees which was included in the contract liability balance as of the beginning of the period. See Note 9 for additional details.

4. SEGMENT INFORMATION

As of March 31, 2019, our reportable segments are:

•	the Utica Shale, which is served by Summit Utica;
•	Ohio Gathering, which includes our ownership interest in OGC and OCC;
•	the Williston Basin, which is served by Polar and Divide, Bison Midstream and Tioga Midstream (through March 22, 2019; refer to Note 17 for details on the sale of Tioga Midstream);
•	the DJ Basin, which is served by Niobrara G&P;
•	the Permian Basin, which is served by Summit Permian;
•	the Piceance Basin, which is served by Grand River;
•	the Barnett Shale, which is served by DFW Midstream; and
•	the Marcellus Shale, which is served by Mountaineer Midstream.

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

Assets by reportable segment follow.

	March 31,2019	December 31, 2018
	(In thousands)
Assets (1):
Utica Shale	$206,621	$207,357
Ohio Gathering	640,226	649,250
Williston Basin	438,772	526,819
DJ Basin	150,663	166,580
Permian Basin	163,897	145,702
Piceance Basin	685,713	699,638
Barnett Shale	363,834	376,564
Marcellus Shale	206,447	208,790
Total reportable segment assets	2,856,173	2,980,700
Corporate and Other	47,238	44,181
Eliminations	(2,821)	(4,319)
Total assets	$2,900,590	$3,020,562

(1) At March 31, 2019 and December 31, 2018, Corporate and Other included $17.0 million and $9.6 million of capital expenditures relating to the Double E Pipeline Project.

Revenues by reportable segment follow.

	Three months ended March 31,
	2019	2018
	(In thousands)
Revenues (1):
Utica Shale	$7,495	$10,041
Williston Basin	34,199	28,424
DJ Basin	4,816	3,016
Permian Basin	4,619	—
Piceance Basin	35,280	38,571
Barnett Shale	15,285	16,170
Marcellus Shale	6,197	7,825
Total reportable segments revenue	107,891	104,047
Corporate and Other	26,838	14,176
Eliminations	(3,321)	(903)
Total revenues	$131,408	$117,320

(1) Excludes revenues earned by Ohio Gathering due to equity method accounting.

Counterparties accounting for more than 10% of total revenues were as follows:

	Three months ended March 31,
	2019	2018
Percentage of total revenues (1):
Counterparty A - Piceance Basin	*	11%

(1) Excludes revenues earned by Ohio Gathering due to equity method accounting.

* Less than 10%

Depreciation and amortization, including the amortization expense associated with our favorable and unfavorable gas gathering contracts as reported in other revenues, by reportable segment follows.

	Three months ended March 31,
	2019	2018
	(In thousands)
Depreciation and amortization (1):
Utica Shale	$1,908	$1,853
Williston Basin	5,436	5,609
DJ Basin	799	781
Permian Basin	1,072	—
Piceance Basin	11,791	11,774
Barnett Shale (2)	4,330	3,757
Marcellus Shale	2,283	2,272
Total reportable segment depreciation and amortization	27,619	26,046
Corporate and Other	497	480
Total depreciation and amortization	$28,116	$26,526

(1) Excludes depreciation and amortization recognized by Ohio Gathering due to equity method accounting.

(2) Includes the amortization expense associated with our favorable and unfavorable gas gathering contracts as reported in other revenues.

Cash paid for capital expenditures by reportable segment follow.

	Three months ended March 31,
	2019	2018
	(In thousands)
Cash paid for capital expenditures (1):
Utica Shale	$101	$1,020
Williston Basin	8,023	5,888
DJ Basin	28,356	14,260
Permian Basin	7,057	16,145
Piceance Basin	1,226	2,644
Barnett Shale (2)	(118)	37
Marcellus Shale	102	487
Total reportable segment capital expenditures	44,747	40,481
Corporate and Other	16,101	297
Total cash paid for capital expenditures	$60,848	$40,778

(1) Excludes cash paid for capital expenditures by Ohio Gathering due to equity method accounting.

(2) For the three months ended March 31, 2019, the amount includes vendor reimbursements of $1.1 million.

During the three months ended March 31, 2019, Corporate and Other included cash paid of $0.3 million for corporate purposes; the remainder represents capital expenditures relating to the Double E Pipeline Project.

We assess the performance of our reportable segments based on segment adjusted EBITDA. We define segment adjusted EBITDA as total revenues less total costs and expenses; plus (i) other income excluding interest income, (ii) our proportional adjusted EBITDA for equity method investees, (iii) depreciation and amortization, (iv) adjustments related to MVC shortfall payments, (v) adjustments related to capital reimbursement activity, (vi) unit-based and noncash compensation, (vii) change in the Deferred Purchase Price Obligation fair value, (viii) impairments and (ix) other noncash expenses or losses, less other noncash income or gains. We define proportional adjusted EBITDA for our equity method investees as the product of (i) total revenues less total expenses, excluding impairments and other noncash income or expense items and (ii) amortization for deferred contract costs; multiplied by our ownership interest in Ohio Gathering during the respective period.

For the purpose of evaluating segment performance, we exclude the effect of Corporate and Other revenues and expenses, such as certain general and administrative expenses (including compensation-related expenses and professional services fees), natural gas and crude oil marketing services, transaction costs, interest expense, change in the Deferred Purchase Price Obligation fair value and income tax expense or benefit from segment adjusted EBITDA.

Segment adjusted EBITDA by reportable segment follows.

	Three months ended March 31,
	2019	2018
	(In thousands)
Reportable segment adjusted EBITDA
Utica Shale	$6,193	$8,715
Ohio Gathering	9,210	10,477
Williston Basin	18,734	15,970
DJ Basin	2,673	1,321
Permian Basin	(550)	—
Piceance Basin	25,999	27,914
Barnett Shale	11,374	9,859
Marcellus Shale	5,142	6,676
Total of reportable segments' measures of profit or loss	$78,775	$80,932

A reconciliation of income or loss before income taxes and income or loss from equity method investees to total of reportable segments' measures of profit or loss follows.

	Three months ended March 31,
	2019	2018
	(In thousands)
Reconciliation of loss before income taxes and loss from equity method investees to total of reportable segments' measures of profit:
Loss before income taxes and loss from equity method investees	$(36,266)	$(5,402)
Add:
Corporate and Other expense	14,159	10,623
Interest expense	17,527	15,122
Deferred Purchase Price Obligation	4,427	21,658
Depreciation and amortization	28,116	26,526
Proportional adjusted EBITDA for equity method investees	9,210	10,477
Adjustments related to MVC shortfall payments	(4,199)	-
Adjustments related to capital reimbursement activity	(715)	40
Unit-based and noncash compensation	2,526	1,962
Gain on asset sales, net	(961)	(74)
Long-lived asset impairment	44,951	-
Total of reportable segments' measures of profit	$78,775	$80,932

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

Adjustments related to MVC shortfall payments by reportable segment follow.

	Three months ended March 31, 2019
	Williston Basin	Piceance Basin	Barnett Shale	Total
	(In thousands)
Adjustments related to expected MVC shortfall payments:	$(5,549)	$(103)	$1,453	$(4,199)

There were no adjustments related to MVC shortfall payments for the three months ended March 31, 2018.

5. PROPERTY, PLANT AND EQUIPMENT, NET

Details on property, plant and equipment follow.

	March 31, 2019	December 31, 2018
	(In thousands)
Gathering and processing systems and related equipment	$2,025,055	$2,155,325
Construction in progress	169,987	137,920
Land and line fill	9,834	11,748
Other	53,873	45,853
Total	2,258,749	2,350,846
Less accumulated depreciation	384,820	387,133
Property, plant and equipment, net	$1,873,929	$1,963,713

In March 2019, certain events, facts and circumstances occurred which indicated that certain long-lived assets in the DJ Basin and Barnett Shale reporting segments could be impaired. Consequently, we performed a recoverability assessment of certain assets within these reporting segments.

In the DJ Basin, we determined that certain processing plant assets related to our existing 20 MMcf/d plant would no longer be utilized due to our expansion plans for the Niobrara G&P system. Based on the results of the recoverability assessment and the conclusion that the carrying value was not fully recoverable, we recorded an impairment charge of $34.7 million related to these assets.

In the Barnett Shale, we determined certain compressor station assets would be shut down and decommissioned beginning in the second quarter of 2019. As a result, we recorded an impairment charge of $9.7 million related to these assets. See Note 6 for additional details.

Depreciation expense and capitalized interest follow.

	Three months ended March 31,
	2019	2018
	(In thousands)
Depreciation expense	$19,783	$18,557
Capitalized interest	1,915	1,222

6. AMORTIZING INTANGIBLE ASSETS

Details regarding our intangible assets, all of which are subject to amortization, follow:

	March 31, 2019
	Gross carrying amount	Accumulated amortization	Net
	(In thousands)
Favorable gas gathering contracts	$24,195	$(14,294)	$9,901
Contract intangibles	278,448	(150,180)	128,268
Rights-of-way	158,862	(38,320)	120,542
Total intangible assets	$461,505	$(202,794)	$258,711

	December 31, 2018
	Gross carrying amount	Accumulated amortization	Net
	(In thousands)
Favorable gas gathering contracts	$24,195	$(13,905)	$10,290
Contract intangibles	278,448	(143,962)	134,486
Rights-of-way	166,209	(37,569)	128,640
Total intangible assets	$468,852	$(195,436)	$273,416

In March 2019, certain events, facts and circumstances occurred which indicated that certain long-lived assets relating to the Barnett Shale reporting segment could be impaired (see Note 5). In connection with this evaluation, we evaluated the related intangible assets associated therewith for impairment consisting of rights-of-way intangible assets. We concluded the rights-of-way intangible assets were also impaired and, as a result, we recorded an impairment charge of $0.5 million.

We recognized amortization expense in other revenues as follows:

	Three months ended March 31,
	2019	2018
	(In thousands)
Amortization expense – favorable gas gathering contracts	$(389)	$(389)

We recognized amortization expense in costs and expenses as follows:

	Three months ended March 31,
	2019	2018
	(In thousands)
Amortization expense – contract intangibles	$6,397	$6,535
Amortization expense – rights-of-way	1,547	1,585

The estimated aggregate annual amortization expected to be recognized for the remainder of 2019 and each of the four succeeding fiscal years follows.

Intangible assets
(In thousands)
2019	$24,063
2020	32,020
2021	28,328
2022	25,261
2023	25,207

7. GOODWILL

We evaluate goodwill for impairment annually on September 30. We also evaluate goodwill whenever events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill. There have been no impairments of goodwill during the three months ended March 31, 2019.

Fair Value Measurement.  Our impairment determinations, in the context of (i) our annual impairment evaluations and (ii) our other-than-annual impairment evaluations involved significant assumptions and judgments, as discussed in the 2018 Annual Report. Differing assumptions regarding any of these inputs could have a significant effect on the valuations. As such, the fair value measurements utilized within these models are classified as non-recurring Level 3 measurements in the fair value hierarchy because they are not observable from objective sources. Due to the volatility of the inputs used, we cannot predict the likelihood of any future impairment.

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

As a result of our joint venture partner funding a disproportionate amount of the capital calls during the three months ended March 31, 2019, our ownership interest in Ohio Gathering decreased from 40.0% at December 31, 2018 to 39.5% at March 31, 2019.

A reconciliation of our 39.5% ownership interest in Ohio Gathering to our investment per Ohio Gathering's books and records follows (in thousands).

Investment in equity method investees, March 31, 2019	$640,226
March cash distributions	2,883
Basis difference	(113,493)
Investment in equity method investees, net of basis difference, February 28, 2019	$529,616

Summarized statements of operations information for OGC and OCC follow (amounts represent 100% of investee financial information).

	Three months ended February 28, 2019		Three months ended February 28, 2018
	OGC	OCC	OGC	OCC
	(In thousands)
Total revenues	$33,466	$2,266	$34,960	$2,489
Total operating expenses	25,487	2,973	26,775	2,141
Net income (loss)	7,972	(707)	8,180	180

9. DEFERRED REVENUE

A rollforward of current deferred revenue follows.

	Utica Shale	Williston Basin	DJ Basin	Piceance Basin	Barnett Shale	Marcellus Shale	Total current
	(In thousands)
Current deferred revenue, January 1, 2019	$18	$1,414	$739	$7,616	$1,642	$38	$11,467
Additions	5	350	393	5,222	409	9	6,388
Less revenue recognized	5	364	211	5,222	405	9	6,216
Current deferred revenue, March 31, 2019	$18	$1,400	$921	$7,616	$1,646	$38	$11,639

A rollforward of noncurrent deferred revenue follows.

	Utica Shale	Williston Basin	DJ Basin	Piceance Basin	Barnett Shale	Marcellus Shale	Total noncurrent
	(In thousands)
Noncurrent deferred revenue, January 1, 2019	$21	$4,393	$7,284	$17,942	$9,628	$236	$39,504
Additions	—	1,701	1,335	1,785	378	—	5,199
Less reclassification to current deferred revenue	5	787	393	1,897	409	9	3,500
Noncurrent deferred revenue, March 31, 2019	$16	$5,307	$8,226	$17,830	$9,597	$227	$41,203

10. DEBT

Debt consisted of the following:

	March 31, 2019	December 31, 2018
	(In thousands)
Summit Holdings' variable rate senior secured Revolving Credit Facility (5.00% at March 31, 2019 and 5.03% at December 31, 2018) due May 2022	$434,000	$466,000
Summit Holdings' 5.5% senior unsecured notes due August 2022	300,000	300,000
Less unamortized debt issuance costs (1)	(2,195)	(2,362)
Summit Holdings' 5.75% senior unsecured notes due April 2025	500,000	500,000
Less unamortized debt issuance costs (1)	(5,659)	(5,907)
Total long-term debt	$1,226,146	$1,257,731

(1) Issuance costs are being amortized over the life of the notes.

Revolving Credit Facility. Summit Holdings has a senior secured revolving credit facility which allows for revolving loans, letters of credit and swing line loans. The Revolving Credit Facility has a $1.25 billion borrowing capacity, matures in May 2022, and includes a $250.0 million accordion feature. Bison Midstream and its subsidiaries, Grand River and its subsidiary, DFW Midstream, Summit Marketing, Summit Permian, Permian Finance, Summit Niobrara, OpCo, Summit Utica, Meadowlark Midstream, Tioga Midstream (Refer to Note 17 for details on the sale of Tioga Midstream), Summit Permian II, Summit Permian Transmission and SMLP fully and unconditionally and jointly and severally guarantee, and pledge substantially all of their assets in support of, the indebtedness outstanding under the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility bear interest, at the election of Summit Holdings, at a rate based on the alternate base rate (as defined in the credit agreement) plus an applicable margin ranging from 0.75% to 1.75% or the adjusted Eurodollar rate (as defined in the credit agreement) plus an applicable margin ranging from 1.75% to 2.75%, with the commitment fee ranging from 0.30% to 0.50% in each case based on our relative leverage at the time of determination. At March 31, 2019, the applicable margin under LIBOR borrowings was 2.50% and the interest rate was 5.00%. The unused portion of the Revolving Credit Facility totaled $816.0 million (subject to a commitment fee of 0.50%).

As of March 31, 2019, we had $7.9 million of debt issuance costs attributable to our Revolving Credit Facility and related amendments which are included in noncurrent assets on the unaudited condensed consolidated balance sheet.

As of and during the three months ended March 31, 2019, we were in compliance with the Revolving Credit Facility's financial covenants. There were no defaults or events of default during the three months ended March 31, 2019.

Senior Notes. In July 2014, Summit Holdings and its 100% owned finance subsidiary, Finance Corp. (together with Summit Holdings, the "Co-Issuers") co-issued $300.0 million of 5.5% senior unsecured notes maturing August 15, 2022 (the "5.5% Senior Notes" and, together with the 5.75% Senior Notes (defined below), the “Senior Notes”).

In February 2017, the Co-Issuers completed a public offering of $500.0 million of 5.75% senior unsecured notes (the "5.75% Senior Notes") as described in the 2018 Annual Report.

Bison Midstream and its subsidiaries, Grand River and its subsidiary, DFW Midstream, Summit Marketing, Summit Permian, Permian Finance, Summit Niobrara, OpCo, Summit Utica, Meadowlark Midstream, Tioga Midstream (Refer to Note 17 for details on the sale of Tioga Midstream), Summit Permian II and Summit Permian Transmission (collectively the "Guarantor Subsidiaries") are 100% owned by a subsidiary of SMLP. The Guarantor Subsidiaries and SMLP fully and unconditionally and jointly and severally guarantee the 5.5% Senior Notes and the 5.75% Senior Notes. There are no significant restrictions on the ability of SMLP or Summit Holdings to obtain funds from its subsidiaries by dividend or loan. Finance Corp. has had no assets or operations since inception in 2013. We have no other independent assets or operations. At no time have the Senior Notes been guaranteed by the Co-Issuers.

As of and during the three months ended March 31, 2019, we were in compliance with the covenants governing our Senior Notes. There were no defaults or events of default during the three months ended March 31, 2019.

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

Accounts receivable primarily comprise amounts due for the gathering, treating and processing services we provide to our customers and also the sale of natural gas liquids resulting from our processing services. This industry concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, industry or other conditions. We monitor the creditworthiness of our counterparties and can require letters of credit for receivables from counterparties that are judged to have substandard credit, unless the credit risk can otherwise be mitigated. Our top five customers or counterparties accounted for 44% of total accounts receivable as of March 31, 2019, compared with 39% as of December 31, 2018.

Fair Value.  The carrying amount of cash and cash equivalents, accounts receivable and trade accounts payable reported on the balance sheet approximates fair value due to their short-term maturities.

The Deferred Purchase Price Obligation's carrying value is its fair value because carrying value represents the present value of the payment expected to be made in 2020. In March 2019, the Partnership amended the Contribution Agreement related to the 2016 Drop Down and fixed the Remaining Consideration at $303.5 million, with such amount to be paid by the Partnership in one or more payments over the period from March 1, 2020 through December 31, 2020, in (i) cash, (ii) the Partnership’s common units or (iii) a combination of cash and the Partnership’s common units, at the discretion of the Partnership. At least 50% of the Remaining Consideration must be paid on or before June 30, 2020 and interest will accrue at a rate of 8% per annum on any portion of the Remaining Consideration that remains unpaid after March 31, 2020 (see Note 17 for additional information).

A summary of the estimated fair value of our debt financial instruments follows.

	March 31, 2019		December 31, 2018
	Carrying value	Estimated fair value (Level 2)	Carrying value	Estimated fair value (Level 2)
	(In thousands)
Summit Holdings 5.5% Senior Notes ($300.0 million principal)	$297,805	$296,500	$297,638	$286,625
Summit Holdings 5.75% Senior Notes ($500.0 million principal)	494,341	470,417	494,093	455,208

The carrying value on the balance sheet of the Revolving Credit Facility is its fair value due to its floating interest rate. The estimated fair value for the Senior Notes is based on an average of nonbinding broker quotes as of March 31, 2019 and December 31, 2018. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value of the Senior Notes.

12. PARTNERS' CAPITAL

A rollforward of the number of common limited partner, preferred limited partner and General Partner units follows.

	Limited partners
	Series A Preferred Units	Common	General Partner
Units, January 1, 2019	300,000	73,390,853	1,490,999
Conversion of General Partner economic interests	—	8,750,000	(1,490,999)
Net units issued under the SMLP LTIP	—	554,458	—
Units, March 31, 2019	300,000	82,695,311	—

GP/IDR Exchange.  On March 22, 2019, we cancelled our IDRs and converted our 2% economic GP interest to a non-economic GP interest in exchange for 8,750,000 SMLP common units which were issued to SMP Holdings (the “Equity Restructuring”). These units had a fair value of $84.5 million as of the transaction date (March 22, 2019). As a result of the Equity Restructuring, the general partner units and IDRs were eliminated, are no longer outstanding, and no longer participate in distributions of cash from SMLP. ECP continues to control the non-economic GP interest in SMLP.

At-the-market Program.  In 2017, we executed an equity distribution agreement and filed a prospectus and a prospectus supplement with the SEC for the issuance and sale from time to time of SMLP common units having an aggregate offering price of up to $150.0 million (the "ATM Program"). These sales will be made (i) pursuant to the terms of the equity distribution agreement between us and the sales agents named therein and (ii) by means of ordinary brokers' transactions at market prices, in block transactions or as otherwise agreed between us and the sales agents. Sales of our common units may be made in negotiated transactions or transactions that are deemed to be at-the-market offerings as defined by SEC rules.

During the three months ended March 31, 2019, there were no transactions under the ATM Program. Following the effectiveness of the ATM Program registration statement and after taking into account the aggregate sales price of common units sold under the ATM Program through March 31, 2019, we have the capacity to issue additional common units under the ATM Program up to an aggregate $132.3 million.

Series A Preferred Units.  In 2017, we issued 300,000 Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (the “Series A Preferred Units”) representing limited partner interests in the Partnership at a price to the public of $1,000 per unit as described in the 2018 Annual Report.

Cash Distributions Paid and Declared. We paid the following per-unit distributions during the three months ended March 31:

	Three months ended March 31,
	2019	2018
Per-unit distributions to unitholders	$0.575	$0.575

On April 25, 2019, the Board of Directors of our General Partner declared a distribution of $0.2875 per unit for the quarterly period ended March 31, 2019. This distribution, which totaled $23.8 million, will be paid on May 15, 2019 to unitholders of record at the close of business on May 8, 2019.

Incentive Distribution Rights.  In March 2019, as a result of the Equity Restructuring, we cancelled our IDRs and converted our 2% economic GP interest to a non-economic GP interest in exchange for 8,750,000 newly issued SMLP common units, which were issued to SMP Holdings.

Immediately following the Equity Restructuring, SMP Holdings directly owned a 41.8% limited partner interest in SMLP and an affiliate of Energy Capital Partners II, LLC directly owned a 7.2% limited partner interest in SMLP.

For the three months ended March 31, 2018, our general partner held IDRs that entitled it to receive increasing percentage allocations, up to a maximum of 50%, of the cash we distributed from operating surplus in excess of $0.46 per unit per quarter.

Our payment of IDRs as reported in distributions to unitholders – general partner in the statement of partners' capital during the three months ended March 31 follow.

	Three months ended March 31,
	2019	2018
	(In thousands)
IDR payments	$2,139	$2,128

For the purposes of calculating net income attributable to General Partner in the statements of operations and partners' capital, the financial impact of IDRs was recognized in respect of the quarter for which the distributions were declared. For the purposes of calculating distributions to unitholders in the statements of partners' capital and cash flows, IDR payments were recognized in the quarter in which they are paid.

13. EARNINGS PER UNIT

The following table details the components of EPU.

	Three months ended March 31,
	2019	2018
	(In thousands, except per-unit amounts)
Numerator for basic and diluted EPU:
Allocation of net loss among limited partner interests:
Net loss attributable to limited partners	$(36,926)	$(5,988)
Less net income attributable to Series A Preferred Units	7,125	7,125
Net loss attributable to common limited partners	$(44,051)	$(13,113)

Denominator for basic and diluted EPU:
Weighted-average common units outstanding – basic and diluted	75,793	73,134

Loss per limited partner unit:
Common unit – basic	$(0.58)	$(0.18)
Common unit – diluted	$(0.58)	$(0.18)

Nonvested anti-dilutive phantom units excluded from the calculation of diluted EPU	34	4

14. UNIT-BASED AND NONCASH COMPENSATION

SMLP Long-Term Incentive Plan. The SMLP LTIP provides for equity awards to eligible officers, employees, consultants and directors of our General Partner and its affiliates. Items to note:

•

In March 2019, we granted 639,522 phantom units and associated distribution equivalent rights to employees in connection with our annual incentive compensation award cycle. These awards had a grant date fair value of $9.78 and vest ratably over a three-year period.

•	During the three months ended March 31, 2019, 559,364 phantom units vested.
•	As of March 31, 2019, approximately 2.6 million common units remained available for future issuance under the SMLP LTIP.

15. RELATED-PARTY TRANSACTIONS

Acquisitions. See Notes 12 and 17 of the 2018 Annual Report.

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

Expenses incurred by the General Partner and reimbursed by us under our Partnership Agreement were as follows:

	Three months ended March 31,
	2019	2018
	(In thousands)
Operation and maintenance expense	$7,885	$7,623
General and administrative expense	10,830	8,117

16. LEASES, COMMITMENTS AND CONTINGENCIES

Leases.  We account for leases in accordance with Topic 842, which we adopted on January 1, 2019, using the modified retrospective method. Under the modified retrospective method, the comparative information is not adjusted and is reported under the accounting standards in effect for those periods. See Note 2 for further discussion of the adoption.

We and Summit Investments lease certain office space and equipment under operating leases. We lease office space for our corporate headquarters as well as for offices in and around our gathering systems for terms of between 3 and 10 years. We lease the office space to limit exposure to risks related to ownership, such as fluctuations in real estate prices. In addition, we lease equipment primarily to support our operations in response to the needs of our gathering systems for terms of between 3 and 4 years. We and Summit Investments also lease vehicles under finance leases to support our operations in response to the needs of our gathering systems for a term of 3 years. We only lease from reputable companies and our leased assets are not specialized in our industry.

Some of our leases are subject to annual changes relating to the Consumer Price Index (“CPI”). While lease liabilities are not remeasured as a result of changes to the CPI, changes to the CPI are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred.

We have options to extend the lease term of certain office space in Texas, Colorado and West Virginia. The beginning of the noncancelable lease period for these leases range from 2014 to 2018 and the lease period ends between 2019 and 2021. These lease agreements contain between one and three options to renew the lease for a period of between two and five years. As of March 31, 2019, the exercise of the renewal options for these leases are not reasonably certain and, as a result, the payments associated with these renewals are not included in the measurement of the lease liability and ROU asset.

We also have options to extend the lease term of certain compression equipment used at the Summit Utica gathering system. The beginning of the noncancelable lease period for these leases is 2017 and the lease period ends in 2020. Upon expiration of the noncancelable lease period, we have the option to renew the leases on a month-to-month basis; we therefore have not included any amounts attributable to renewals in the measurement.

Our leases do not contain residual value guarantees.

In accordance with the provisions in our Revolving Credit Facility, our aggregate finance lease obligations cannot exceed the greater of $50 million or 5.5% of consolidated total assets in any period of twelve consecutive calendar months during the life of such leases.

During the three months ended March 31, 2019, we entered into an agreement with a third party vendor to construct a transmission line to deliver electric power to the new 60 MMcf/d processing plant under development in the DJ Basin. The project is expected to cost approximately $7.8 million and we have made an up-front payment of $3.0 million which is included in the Property, plant and equipment, net caption on the unaudited condensed consolidated balance sheet. We have an unexercised option to increase the power needs of the transmission line up through June 30, 2019 for an additional cost. We will be required to provide an irrevocable letter of credit payable to the vendor with an initial term of one year totaling $4.8 million no later than June 30, 2019. The letter of credit will automatically renew for successive twelve month periods following the initial term, subject to certain adjustments. Once construction is complete, the letter of credit will be adjusted to reflect the final construction cost. We determined the contract contained a lease based on the right to use the constructed transmission line to power the processing plant in the DJ Basin. The project is expected to be completed and the commencement date of the ROU asset will be on or before July 1, 2020.

Our significant assumptions or judgments include the determination of whether a contract contains a lease and the discount rate used in our lease liabilities.

The rate implicit in our lease contracts is not readily determinable. In determining the discount rate used in our lease liabilities, we analyzed certain factors in our incremental borrowing rate, including collateral assumptions and the term used. Our incremental borrowing rate on the Revolving Credit Facility was 5.03% at December 31, 2018, which reflects the fixed rate at which we could borrow a similar amount, for a similar term and with similar collateral as in the lease contracts at the commencement date.

We adopted the following practical expedients in Topic 842 for all asset classes, which included (i) not being required to reassess whether any expired or existing contracts are or contain leases; (ii) not being required to reassess the lease classification for any expired or existing leases (that is, all existing leases that were classified as operating leases in accordance with Topic 840 will be classified as operating leases, and all existing leases that were classified as capital leases in accordance with Topic 840 will be classified as finance leases); (iii) not being required to reassess initial direct costs for any existing leases; (iv) not recognizing ROU assets and lease liabilities that arise from short-term leases of twelve months or less for any class of underlying asset; (v) not allocating consideration in a contract between lease and nonlease (e.g., maintenance services) components for our leased office space and equipment; and (vi) not evaluating existing or expired land easements that were not previously accounted for as leases under Topic 840.

ROU assets (included in the Property, plant and equipment, net caption on our unaudited condensed consolidated balance sheet) and lease liabilities (included in the Other current liabilities and Other noncurrent liabilities captions on our unaudited condensed consolidated balance sheet) follow:

March 31,
2019
(In thousands)

ROU assets
Operating	$4,683
Finance	3,721
$8,404
Lease liabilities, current
Operating	$2,697
Finance	1,530
$4,227
Lease liabilities, noncurrent
Operating	$2,197
Finance	1,163
$3,360

Lease cost and Other information follow:

Three months ended
March 31, 2019
(In thousands)
Lease cost
Finance lease cost:
Amortization of ROU assets (included in depreciation and amortization)	$368
Interest on lease liabilities (included in interest expense)	23
Operating lease cost (included in general and administrative expense)	832
$1,223
Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$821
Operating cash outflows from finance leases	23
Financing cash outflows from finance leases	445
ROU assets obtained in exchange for new finance lease liabilities	693
Weighted-average remaining lease term (years) - operating leases	3.5
Weighted-average remaining lease term (years) - finance leases	2.0
Weighted-average discount rate - operating leases	5%
Weighted-average discount rate - finance leases	4%

We recognize total lease expense incurred or allocated to us in general and administrative expenses. Lease expense related to operating leases, including lease expense incurred on our behalf and allocated to us, was as follows:

	Three months ended March 31,
	2019	2018
	(In thousands)
Lease expense	$944	$1,022

Future minimum lease payments due under noncancelable leases for the remainder of 2019 and each of the five succeeding fiscal years, were as follows:

	March 31, 2019
	(In thousands)
	Operating	Finance
2019	$3,193	$1,234
2020	1,077	1,134
2021	555	406
2022	510	23
2023	373	—
2024	200	—
Thereafter	421	—
Total future minimum lease payments	$6,329	$2,797

Future minimum lease payments due under noncancelable operating leases (under ASC 840) at December 31, 2018, were as follows:

December 31,
2018
(In thousands)
2019	$3,133
2020	1,018
2021	550
2022	506
2023	373
Thereafter	621
Total future minimum lease payments	$6,201

Future payments due under finance leases (under ASC 840) at December 31, 2018, were as follows:

December 31,
2018
(In thousands)
2019	$1,473
2020	902
2021	174
Total finance lease obligations	2,549
Less: Amounts representing interest	(104)
Net present value of finance lease obligations	2,445
Less: Amount representing current portion (included in Other current liabilities)	(1,406)
Finance lease obligations, less current portion (included in Other noncurrent liabilities)	$1,039

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

As described in the 2018 Annual Report, in 2015, Summit Investments learned of the rupture of a four-inch produced water gathering pipeline on the Meadowlark Midstream system near Williston, North Dakota. The incident, which was covered by Summit Investments' insurance policies, was subject to maximum coverage of $25.0 million from its pollution liability insurance policy and $200.0 million from its property and business interruption insurance policy. Summit Investments exhausted the $25.0 million pollution liability policy in 2015.

A rollforward of the aggregate accrued environmental remediation liabilities follows.

Total
(In thousands)
Accrued environmental remediation, January 1, 2019	$5,636
Payments made	(548)
Additional accruals	167
Accrued environmental remediation, March 31, 2019	$5,255

As of March 31, 2019, we have recognized (i) a current liability for remediation effort expenditures expected to be incurred within the next 12 months and (ii) a noncurrent liability for estimated remediation expenditures and fines expected to be incurred subsequent to March 31, 2020. Each of these amounts represent our best estimate for costs expected to be incurred. Neither of these amounts has been discounted to its present value.

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

17. DISPOSITIONS, ACQUISITIONS AND DROP DOWN TRANSACTIONS

Tioga Midstream Disposition.  In February 2019, Tioga Midstream, LLC, a subsidiary of SMLP, and certain affiliates of SMLP (collectively, “Summit”) entered into two Purchase and Sale Agreements (the “Tioga PSAs”) with Hess Infrastructure Partners LP and Hess North Dakota Pipelines LLC (collectively, “Hess Infrastructure”), pursuant to which Summit agreed to sell the Tioga Midstream system to Hess Infrastructure for a combined cash purchase price of $90 million, subject to adjustments as provided in the Tioga PSAs (the “Tioga Midstream Sale”). On March 22, 2019, Summit closed the Tioga Midstream Sale and recorded a gain on sale of $0.9 million based on the difference between the consideration received and the carrying value for Tioga Midstream at closing. The gain is included in the Gain on asset sales, net caption on the unaudited condensed consolidated statement of operations. The financial results of Tioga Midstream (a component of the Williston Basin reportable segment) are included in our unaudited condensed consolidated financial statements and footnotes for the period from January 1, 2019 through March 22, 2019.

2016 Drop Down.  In 2016, SMLP acquired a controlling interest in OpCo, the entity which owns the 2016 Drop Down Assets. These assets include certain natural gas, crude oil and produced water gathering systems located in the Utica Shale, the Williston Basin and the DJ Basin, as well as ownership interests in Ohio Gathering.

The net consideration paid and recognized in connection with the 2016 Drop Down (i) consisted of a cash payment to SMP Holdings of $360.0 million funded with borrowings under our Revolving Credit Facility and a $0.6 million working capital adjustment received in June 2016 (the “Initial Payment”) and (ii) includes the Deferred Purchase Price Obligation payment due in 2020.

In March 2019, the Partnership amended the Contribution Agreement related to the 2016 Drop Down and fixed the Remaining Consideration at $303.5 million, with such amount to be paid by the Partnership in one or more payments over the period from March 1, 2020 through December 31, 2020, in (i) cash, (ii) the Partnership’s common units or (iii) a combination of cash and the Partnership’s common units, at the discretion of the Partnership. At least 50% of the Remaining Consideration must be paid on or before June 30, 2020 and interest will accrue at a rate of 8% per annum on any portion of the Remaining Consideration that remains unpaid after March 31, 2020.

The present value of the Deferred Purchase Price Obligation is reflected as a liability on our balance sheet until paid. As of March 31, 2019, the Remaining Consideration which reflects the net present value of the $403.5 million Deferred Purchase Price Obligation as of March 31, 2019, was $388.4 million on the unaudited condensed consolidated balance sheet using a discount rate of 5.25%. We have presented $100 million of the Deferred Purchase Price Obligation as a current liability based on the cash payment mentioned herein which was made on April 1, 2019.

18. SUBSEQUENT EVENTS

We have evaluated subsequent events for recognition or disclosure in the unaudited condensed consolidated financial statements and no events have occurred that require recognition or disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MD&A is intended to inform the reader about matters affecting the financial condition and results of operations of SMLP and its subsidiaries for the period since December 31, 2018. As a result, the following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this report and the MD&A and the audited consolidated financial statements and related notes that are included in the 2018 Annual Report. Among other things, those financial statements and the related notes include more detailed information regarding the basis of presentation for the following information. This discussion contains forward-looking statements that constitute our plans, estimates and beliefs. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to, those discussed in Forward-Looking Statements. Actual results may differ materially from those contained in any forward-looking statements.

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

•

Polar and Divide, crude oil and produced water gathering system and transmission pipeline operating in the Williston Basin, which includes the Bakken and Three Forks shale formations in northwestern North Dakota;

•	Bison Midstream, an associated natural gas gathering system operating in the Williston Basin, which includes the Bakken and Three Forks shale formations in northwestern North Dakota;
•	Niobrara G&P, an associated natural gas gathering and processing system operating in the DJ Basin, which includes the Niobrara and Codell shale formations in northeastern Colorado; and
•	Summit Permian, an associated natural gas gathering and processing system operating in the northern Delaware Basin, which includes the Wolfcamp and Bone Spring formations, in southeastern New Mexico.

Additionally, until March 22, 2019, we owned Tioga Midstream, a crude oil, produced water and associated natural gas gathering systems operating in the Williston Basin, which includes the Bakken and Three Forks shale formations in northwestern North Dakota. Refer to Note 17 for details on the sale of Tioga Midstream.

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

Our financial results are driven primarily by volume throughput and expense management. We generate the majority of our revenues from the gathering, treating and processing services that we provide to our customers. A majority of the volumes that we gather, treat and/or process have a fixed-fee rate structure which enhances the stability of our cash flows by providing a revenue stream that is not subject to direct commodity price risk. We also earn revenues from the following activities that directly expose us to fluctuations in commodity prices: (i) the sale of physical natural gas and/or NGLs purchased under percentage-of-proceeds arrangements with certain of our customers on the Bison Midstream and Grand River systems, (ii) natural gas and crude oil marketing transactions comprised of buy and sell arrangements in and around our gathering systems, (iii) the sale of natural gas we retain from certain DFW Midstream customers and (iv) the sale of condensate we retain from our gathering services at Grand River. During the three months ended March 31, 2019, these additional activities accounted for approximately 29% of total revenues including marketing transactions, and approximately 11% of total revenues excluding marketing transactions.

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

The following table presents certain consolidated and reportable segment financial data. For additional information on our reportable segments, see the "Segment Overview for the Three Months Ended March 31, 2019 and 2018" section herein.

	Three months ended March 31,
	2019	2018
	(In thousands)
Net loss	$(36,914)	$(3,845)
Reportable segment adjusted EBITDA
Utica Shale	$6,193	$8,715
Ohio Gathering	9,210	10,477
Williston Basin	18,734	15,970
DJ Basin	2,673	1,321
Permian Basin	(550)	—
Piceance Basin	25,999	27,914
Barnett Shale	11,374	9,859
Marcellus Shale	5,142	6,676

Net cash provided by operating activities	$52,711	$51,210
Capital expenditures (1)	60,848	40,778

Distributions to unitholders	$45,281	$45,053
Net (repayments) borrowings under Revolving Credit Facility	(32,000)	40,000

(1) See "Liquidity and Capital Resources" herein and Note 4 to the unaudited condensed consolidated financial statements for additional information on capital expenditures.

Three months ended March 31, 2019.  The following items are reflected in our financial results:

•

In March 2019, we sold the Tioga Midstream system to affiliates of Hess Infrastructure Partners LP for a combined cash purchase price of approximately $90 million and recorded a gain on sale of $0.9 million based on the difference between the consideration received and the carrying value for Tioga Midstream at closing. The gain is included in the Gain on asset sales, net caption on the unaudited condensed consolidated statement of operations. The financial results of Tioga Midstream (a component of the Williston Basin reportable segment) are included in our unaudited condensed consolidated financial statements and footnotes for the period from January 1, 2019 through March 22, 2019.

•

In February 2019, we signed an amendment to the Contribution Agreement (the “Amendment”) related to the 2016 Drop Down pursuant to which, on April 1, 2019, the Partnership made a cash payment of $100 million to SMP Holdings in partial settlement of the Deferred Purchase Price Obligation. Following the payment, the Remaining Consideration was fixed at $303.5 million, with such amount being payable by the Partnership in one or more payments over the period from March 1, 2020 through December 31, 2020, in (i) cash, (ii) the Partnership’s common units or (iii) a combination of cash and the Partnership’s common units, at the discretion of the Partnership. At least 50% of the Remaining Consideration must be paid on or before June 30, 2020 and interest will accrue at a rate of 8% per annum on any portion of the Remaining Consideration that remains unpaid after March 31, 2020.

The present value of the Deferred Purchase Price Obligation is reflected as a liability on our balance sheet until paid. As of March 31, 2019, the Remaining Consideration which reflects the net present value of the $403.5 million Deferred Purchase Price Obligation as of March 31, 2019, was $388.4 million on the unaudited condensed consolidated balance sheet using a discount rate of 5.25%. We have presented $100 million of the Deferred Purchase Price Obligation as a current liability based on the cash payment mentioned herein which was made on April 1, 2019.

•

On March 22, 2019, pursuant to an equity restructuring agreement with the General Partner and SMP Holdings, we cancelled our IDRs and converted our 2% economic GP interest into a non-economic GP interest in exchange for 8,750,000 SMLP common units, which were issued to SMP Holdings (the “Equity Restructuring”). As a result of the Equity Restructuring, the general partner units and IDRs were eliminated, are no longer outstanding, and no longer participate in distributions of cash from SMLP. ECP continues to control the non-economic GP interest in SMLP.

•

In March 2019, certain events, facts and circumstances occurred which indicated that certain long-lived assets in the DJ Basin and Barnett Shale reporting segments could be impaired. Consequently, we performed a recoverability assessment of certain assets within these reporting segments. In the DJ Basin, we determined certain processing plant assets related to our existing 20 MMcf/d plant would no longer be operational due to our expansion plans for the Niobrara G&P system and we recorded an impairment charge of $34.7 million related to these assets. In the Barnett Shale, we determined certain compressor station assets would be shut down and de-commissioned beginning in the second quarter of 2019 and we recorded an impairment charge of $10.2 million related to these assets.

Trends and Outlook

Our business has been, and we expect our future business to continue to be, affected by the following key trends:

•	Natural gas, NGL and crude oil supply and demand dynamics;
•	Production from U.S. shale plays;
•	Capital markets activity and cost of capital; and
•	Shifts in operating costs and inflation.

Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about, or interpretations of, available information prove to be incorrect, our actual results may vary materially from our expected results. For additional information, see the "Trends and Outlook" section of MD&A included in the 2018 Annual Report.

How We Evaluate Our Operations

We conduct and report our operations in the midstream energy industry through eight reportable segments:

•	the Utica Shale, which is served by Summit Utica;
•	Ohio Gathering, which includes our ownership interest in OGC and OCC;
•	the Williston Basin, which is served by Polar and Divide, Bison Midstream and Tioga Midstream (through March 22, 2019; refer to Note 17 for details on the sale of Tioga Midstream);
•	the DJ Basin, which is served by Niobrara G&P;
•	the Permian Basin, which is served by Summit Permian;
•	the Piceance Basin, which is served by Grand River;
•	the Barnett Shale, which is served by DFW Midstream; and
•	the Marcellus Shale, which is served by Mountaineer Midstream.

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

We review these metrics on a regular basis for consistency and trend analysis. There have been no changes in the composition or characteristics of these metrics during the three months ended March 31, 2019.

Additional Information. For additional information, see the "Results of Operations" section herein and the notes to the unaudited condensed consolidated financial statements. For additional information on how these metrics help us manage our business, see the "How We Evaluate Our Operations" section of MD&A included in the 2018 Annual Report. For information on impending accounting changes that are expected to materially impact our financial results reported in future periods, see Note 2 to the unaudited condensed consolidated financial statements.

Results of Operations

Consolidated Overview for the Three Months Ended March 31, 2019 and 2018

The following table presents certain consolidated and operating data.

	Three months ended March 31,
	2019	2018
	(In thousands)
Revenues:
Gathering services and related fees	$86,964	$84,361
Natural gas, NGLs and condensate sales	37,928	26,117
Other revenues	6,516	6,842
Total revenues	131,408	117,320
Costs and expenses:
Cost of natural gas and NGLs	31,759	20,286
Operation and maintenance	24,222	24,604
General and administrative	17,281	14,385
Depreciation and amortization	27,727	26,677
Transaction costs	950	57
Gain on asset sales, net	(961)	(74)
Long-lived asset impairment	44,951	—
Total costs and expenses	145,929	85,935
Other income (expense)	209	(7)
Interest expense	(17,527)	(15,122)
Deferred Purchase Price Obligation	(4,427)	(21,658)
Loss before income taxes and (loss) income from equity method investees	(36,266)	(5,402)
Income tax (expense) benefit	(207)	171
(Loss) income from equity method investees	(441)	1,386
Net loss	$(36,914)	$(3,845)

Volume throughput (1):
Aggregate average daily throughput - natural gas (MMcf/d)	1,462	1,737
Aggregate average daily throughput - liquids (Mbbl/d)	103.0	85.0

(1) Exclusive of volume throughput for Ohio Gathering. For additional information, see the "Ohio Gathering" section herein.

Volumes – Gas.  Natural gas throughput volumes decreased 275 MMcf/d compared to the three months ended March 31, 2018, primarily reflecting:

•	a volume throughput decrease of 143 MMcf/d for the Marcellus Shale segment.
•	a volume throughput decrease of 79 MMcf/d for the Piceance Basin segment.
•	a volume throughput decrease of 70 MMcf/d for the Utica Shale segment.

Volumes – Liquids. Crude oil and produced water throughput volumes in the Williston Basin segment increased 18.0 Mbbl/d compared to the three months ended March 31, 2018, primarily reflecting well completion activity behind our Polar and Divide system in 2018 as well as the addition of new customers in 2018.

For additional information on volumes, see the "Segment Overview for the Three Months Ended March 31, 2019 and 2018" section herein.

Revenues.  Total revenues increased $14.1 million compared to the three months ended March 31, 2018 primarily comprised of a $2.6 million increase in gathering services and related fees and an $11.8 million increase in natural gas, NGLs and condensate sales.

Gathering Services and Related Fees. Gathering services and related fees increased $2.6 million compared to the three months ended March 31, 2018, primarily reflecting:

•

an $8.0 million increase in gathering services and related fees in the Williston Basin primarily reflecting (i) $5.6 million in higher MVC shortfall revenue attributable to the timing of revenue recognition and (ii) a $2.4 million increase relating to higher liquids volume throughput in the Williston Basin due to increased drilling activity.

•	a $1.5 million increase in gathering services and related fees in the DJ Basin relating to higher volume throughput due to increased drilling activity.
•

a $2.5 million decrease in gathering services and related fees in the Utica Shale due to a combination of natural production declines on existing wells together with temporary production curtailments associated with infill drilling, completion activity and other operational downtime associated with customers on existing pad sites, partially offset by the completion of new wells in the first quarter of 2019.

•	a $1.6 million decrease in gathering services and related fees in the Marcellus Shale relating to lower volume throughput due to natural production declines.
•

a $1.3 million decrease in gathering services and related fees in the Piceance Basin relating to lower volume throughput due to natural production declines, operational downtime and unfavorable weather conditions.

Natural Gas, NGLs and Condensate Sales. Natural gas, NGLs and condensate sales increased $11.8 million compared to the three months ended March 31, 2018, primarily reflecting higher natural gas, NGL and crude oil marketing services.

Costs and Expenses. Total costs and expenses increased $60.0 million, compared to the three months ended March 31, 2018 primarily reflecting:

•	the recognition of $34.7 million of certain long-lived asset impairments in the DJ Basin.
•	the recognition of $10.2 million of certain long-lived asset impairments in the Barnett Shale.
•	a $11.5 million increase in natural gas, NGLs and condensate purchases primarily driven by increased natural gas, NGL and crude oil marketing activity.
•	a $2.9 million increase in general and administrative expense primarily due to the recognition of $3.4 million in severance expense relating to our former Chief Executive Officer.
•	a $1.1 million increase in depreciation and amortization was largely driven by the assets placed into service in the Permian Basin.

Cost of Natural Gas and NGLs. Cost of natural gas and NGLs increased $11.5 million compared to the three months ended March 31, 2018 primarily driven by increased natural gas, NGL and crude oil marketing activity.

Operation and Maintenance. Operation and maintenance expense decreased $0.4 million compared to the three months ended March 31, 2018.

General and Administrative. General and administrative expense increased $2.9 million compared to the three months ended March 31, 2018 primarily due to the recognition of $3.4 million in severance expense relating to our former Chief Executive Officer.

Depreciation and Amortization. Depreciation and amortization expense increased $1.1 million compared to the three months ended March 31, 2018 primarily due to the assets placed into service in the Permian Basin.

Transaction Costs. Transaction costs recognized during the three months ended March 31, 2019 relate to financial advisory costs primarily associated with the Equity Restructuring.

Interest Expense. Interest expense increased $2.4 million compared to the three months ended March 31, 2018 as a result of a higher average outstanding balance and an increase in the interest rate on the Revolving Credit Facility.

Deferred Purchase Price Obligation. Deferred Purchase Price Obligation recognized during the three months ended March 31, 2019 represents the change in present value to Remaining Consideration in connection with the 2016 Drop Down (see Note 17 to the unaudited condensed consolidated financial statements).

For additional information, see the "Segment Overview for the Three Months Ended March 31, 2019 and 2018" and "Corporate and Other Overview for the Three Months Ended March 31, 2019 and 2018" sections herein.

Segment Overview for the Three Months Ended March 31, 2019 and 2018

Utica Shale. The Utica Shale reportable segment includes the Summit Utica system. Volume throughput for our Summit Utica system follows.

	Utica Shale
	Three months ended March 31,
	2019	2018	Percentage Change
Average daily throughput (MMcf/d)	286	356	(20%)

Volume throughput declined compared to the three months ended March 31, 2018 due to natural production declines from existing wells on pad sites connected to the Summit Utica system together with temporary production curtailments associated with infill drilling, completion activity and other operational downtime associated with customers on existing pad sites, partially offset by the completion of new wells in the first quarter of 2019.

Financial data for our Utica Shale reportable segment follows.

	Utica Shale
	Three months ended March 31,
	2019	2018	Percentage Change
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$7,495	$10,041	(25%)
Total revenues	7,495	10,041	(25%)
Costs and expenses:
Operation and maintenance	1,216	1,219	*
General and administrative	81	102	(21%)
Depreciation and amortization	1,908	1,853	3%
Total costs and expenses	3,205	3,174	1%
Add:
Depreciation and amortization	1,908	1,853
Adjustments related to capital reimbursement activity	(5)	(5)
Segment adjusted EBITDA	$6,193	$8,715	(29%)

*Not considered meaningful

Three months ended March 31, 2019. Segment adjusted EBITDA decreased $2.5 million compared to the three months ended March 31, 2018 primarily due to a combination of natural production declines from existing wells on pad sites connected to the Summit Utica system together with temporary production curtailments associated with infill drilling, completion activity and other operational downtime associated with customers on existing pad sites. The decrease was partially offset by new wells completed in the first quarter of 2019.

Ohio Gathering.  The Ohio Gathering reportable segment includes OGC and OCC. We account for our investment in Ohio Gathering using the equity method. We recognize our proportionate share of earnings or loss in net income on a one-month lag based on the financial information available to us during the reporting period.

Gross volume throughput for Ohio Gathering, based on a one-month lag follows.

	Ohio Gathering
	Three months ended March 31,
	2019	2018	Percentage Change
Average daily throughput (MMcf/d)	711	771	(8%)

Volume throughput for Ohio Gathering decreased compared to the three months ended March 31, 2018 as a result of natural production declines on existing wells on the system, partially offset by the completion of new wells in the first quarter of 2019.

Financial data for our Ohio Gathering reportable segment, based on a one-month lag follows.

	Ohio Gathering
	Three months ended March 31,
	2019	2018	Percentage Change
	(Dollars in thousands)
Proportional adjusted EBITDA for equity method investees	$9,210	$10,477	(12%)
Segment adjusted EBITDA	$9,210	$10,477	(12%)

Segment adjusted EBITDA for equity method investees decreased $1.3 million compared to the three months ended March 31, 2018 primarily as a result of higher expenses, together with lower volume throughput at OGC and OCC.

Williston Basin.  The Polar and Divide, Bison Midstream and Tioga Midstream (through March 22, 2019; refer to Note 17 for details on the sale of Tioga Midstream) systems provide our midstream services for the Williston Basin reportable segment. Volume throughput for our Williston Basin reportable segment follows.

	Williston Basin
	Three months ended March 31,
	2019	2018	Percentage Change
Aggregate average daily throughput - natural gas (MMcf/d)	16	18	(11%)

Aggregate average daily throughput - liquids (Mbbl/d)	103.0	85.0	21%

Natural gas. Natural gas volume throughput decreased compared to the three months ended March 31, 2018 primarily reflecting natural production declines and unfavorable weather conditions.

Liquids. The increase in liquids volume throughput compared to the three months ended March 31, 2018, primarily reflected well completion activity by existing customers on our Polar and Divide system in 2018 as well as the addition of new customers, partially offset by natural production declines and unfavorable weather conditions.

Financial data for our Williston Basin reportable segment follows.

	Williston Basin
	Three months ended March 31,
	2019	2018	Percentage Change
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$25,706	$17,666	46%
Natural gas, NGLs and condensate sales	5,585	7,846	(29%)
Other revenues	2,908	2,912	*
Total revenues	34,199	28,424	20%
Costs and expenses:
Cost of natural gas and NGLs	2,709	4,608	(41%)
Operation and maintenance	6,516	6,825	(5%)
General and administrative	341	767	(56%)
Depreciation and amortization	5,436	5,609	(3%)
Gain on asset sales, net	(968)	—	*
Long-lived asset impairment	10	—	*
Total costs and expenses	14,044	17,809	(21%)
Add:
Depreciation and amortization	5,436	5,609
Adjustments related to MVC shortfall payments	(5,549)	—
Adjustments related to capital reimbursement activity	(350)	(254)
Gain on asset sales, net	(968)	—
Long-lived asset impairment	10	—
Segment adjusted EBITDA	$18,734	$15,970	17%

* Not considered meaningful

Three months ended March 31, 2019. Segment adjusted EBITDA increased $2.8 million compared to the three months ended March 31, 2018 primarily reflecting:

•

A $2.5 million increase, after taking into account the adjustments related to MVC shortfall payments, in gathering services and related fees primarily due to higher liquids volume throughput on our Polar and Divide system.

Other items to note:

•

On March 22, 2019, we sold the Tioga Midstream system and recorded a gain on sale of $0.9 million based on the difference between the consideration received and the then carrying value for Tioga Midstream at closing. The financial results of Tioga Midstream are included in our unaudited condensed consolidated financial statements for the period from January 1, 2019 through March 22, 2019.

DJ Basin.  The Niobrara G&P systems provide midstream services for the DJ Basin reportable segment. Volume throughput for our DJ Basin reportable segment follows.

	DJ Basin
	Three months ended March 31,
	2019	2018	Percentage Change
Aggregate average daily throughput (MMcf/d)	21	14	50%

Volume throughput increased during the three months ended March 31, 2018, compared to the prior periods, primarily as a result of ongoing drilling and completion activity across our service area.

Financial data for our DJ Basin reportable segment follows.

	DJ Basin
	Three months ended March 31,
	2019	2018	Percentage Change
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$3,724	$2,179	71%
Natural gas, NGLs and condensate sales	85	80	6%
Other revenues	1,007	757	33%
Total revenues	4,816	3,016	60%
Costs and expenses:
Cost of natural gas and NGLs	10	7	43%
Operation and maintenance	1,849	1,475	25%
General and administrative	72	124	(42%)
Depreciation and amortization	799	781	2%
Long-lived asset impairment	34,721	—	*
Total costs and expenses	37,451	2,387	1469%
Add:
Depreciation and amortization	799	781
Adjustments related to capital reimbursement activity	(212)	(89)
Long-lived asset impairment	34,721	—
Segment adjusted EBITDA	$2,673	$1,321	102%

* Not considered meaningful

Three months ended March 31, 2019. Segment adjusted EBITDA increased $1.4 million compared to the three months ended March 31, 2018, primarily reflecting:

•	A $1.5 million increase in gathering services and related fees primarily as a result of volume growth from ongoing drilling and completion activity.

•

a $0.4 million increase in operation and maintenance expense primarily due to $0.2 million of higher electricity expenses we pass through to certain customers (which is also reflected in the increase in Other revenues in the table above) in addition to higher operation and maintenance costs to support volume growth.

Other items to note:

•

During the quarter ended March 31, 2019, we impaired certain long-lived assets in the DJ Basin (see Note 5 to the unaudited condensed consolidated financial statements). The impairment had no impact on segment adjusted EBITDA for the three months ended March 31, 2019.

Permian Basin.  The Summit Permian system provides our midstream services for the Permian Basin reportable segment, which commenced operations late in the fourth quarter of 2018.

Average daily volume throughput during the three months ended March 31, 2019 for the Permian Basin reportable segment totaled 15 MMcf/d.

Financial data for our Permian Basin reportable segment follows.

Permian Basin
Three months ended March 31, 2019
(In thousands)
Revenues:
Gathering services and related fees	$366
Natural gas, NGLs and condensate sales	4,221
Other revenues	32
Total revenues	4,619
Costs and expenses:
Cost of natural gas and NGLs	4,245
Operation and maintenance	891
General and administrative	33
Depreciation and amortization	1,072
Total costs and expenses	6,241
Add:
Depreciation and amortization	1,072
Segment adjusted EBITDA	$(550)

Three months ended March 31, 2019. Segment adjusted EBITDA totaled ($0.6) million, primarily reflecting fixed operating costs associated with commissioning and operating the Lane processing plant and certain inefficiencies and higher fuel costs associated with lower plant utilization and initial production volumes.

Piceance Basin.  The Grand River system provides midstream services for the Piceance Basin reportable segment. Volume throughput for our Piceance Basin reportable segment follows.

	Piceance Basin
	Three months ended March 31,
	2019	2018	Percentage Change
Aggregate average daily throughput (MMcf/d)	485	564	(14%)

Volume throughput decreased compared to the three months ended March 31, 2018 as a result of natural production declines, operational downtime and unfavorable weather conditions, partially offset by drilling and completion activity that occurred across our service area during 2018.

Financial data for our Piceance Basin reportable segment follows.

	Piceance Basin
	Three months ended March 31,
	2019	2018	Percentage Change
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$31,840	$33,115	(4%)
Natural gas, NGLs and condensate sales	2,302	4,245	(46%)
Other revenues	1,138	1,211	(6%)
Total revenues	35,280	38,571	(9%)
Costs and expenses:
Cost of natural gas and NGLs	1,473	2,561	(42%)
Operation and maintenance	7,299	7,844	(7%)
General and administrative	294	326	(10%)
Depreciation and amortization	11,791	11,774	*
Total costs and expenses	20,857	22,505	(7%)
Add:
Depreciation and amortization	11,791	11,774
Adjustments related to MVC shortfall payments	(103)	—
Adjustments related to capital reimbursement activity	(112)	74
Segment adjusted EBITDA	$25,999	$27,914	(7%)

*Not considered meaningful

Three months ended March 31, 2019. Segment adjusted EBITDA decreased $1.9 million during 2019, compared to the prior period, primarily reflecting:

•	a $1.4 million decrease, after taking into account the adjustments related to MVC shortfall payments, in gathering services and related fees primarily as a result of natural production declines.
•	a $0.5 million decrease in operation and maintenance expense primarily due to $0.2 million reduction in planned compressor overhaul maintenance costs and $0.2 million reduction in property taxes.

Barnett Shale. The DFW Midstream system provides our midstream services for the Barnett Shale reportable segment. Volume throughput for our Barnett Shale reportable segment follows.

	Barnett Shale
	Three months ended March 31,
	2019	2018	Percentage Change
Average daily throughput (MMcf/d)	260	263	(1%)

Volume throughput declined slightly compared to the three months ended March 31, 2018 reflecting natural production declines, partially offset by new volumes from well completion activity during the first quarter of 2019.

Financial data for our Barnett Shale reportable segment follows.

	Barnett Shale
	Three months ended March 31,
	2019	2018	Percentage Change
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$13,025	$13,637	(4%)
Natural gas, NGLs and condensate sales	604	545	11%
Other revenues (1)	1,656	1,988	(17%)
Total revenues	15,285	16,170	(5%)
Costs and expenses:
Operation and maintenance	5,498	6,173	(11%)
General and administrative	228	311	(27%)
Depreciation and amortization	3,941	3,908	1%
Loss (gain) on asset sales, net	7	(74)	*
Long-lived asset impairment	10,220	—	*
Total costs and expenses	19,894	10,318	93%
Add:
Depreciation and amortization	4,330	3,757
Adjustments related to MVC shortfall payments	1,453	—
Adjustments related to capital reimbursement activity	(27)	324
Loss (gain) on asset sales, net	7	(74)
Long-lived asset impairment	10,220	—
Segment adjusted EBITDA	$11,374	$9,859	15%

*Not considered meaningful

(1) Includes the amortization expense associated with our favorable and unfavorable gas gathering contracts as reported in other revenues.

Three months ended March 31, 2019. Segment adjusted EBITDA increased $1.5 million compared to the three months ended March 31, 2018 primarily reflecting:

•

a $1.5 million increase in adjustments related to MVC shortfall payments attributable to an expected cumulative shortfall payment from a certain customer due in the fourth quarter of 2019, partially offset by a $0.6 million decrease in gathering services and related fees from lower volumes and a lower gathering rate mix.

•	a $0.7 million decrease in various operation and maintenance expenses.

Other items to note:

•

In March 2019, we impaired certain long-lived assets in the Barnett Shale (see Note 5 to the unaudited condensed consolidated financial statements). The impairment had no impact on segment adjusted EBITDA for the three months ended March 31, 2019.

Marcellus Shale.  The Mountaineer Midstream system provides our midstream services for the Marcellus Shale reportable segment. Volume throughput for the Marcellus Shale reportable segment follows.

	Marcellus Shale
	Three months ended March 31,
	2019	2018	Percentage Change
Average daily throughput (MMcf/d)	379	522	(27%)

Volume throughput decreased compared to the three months ended March 31, 2018 primarily due to natural production declines.

Financial data for our Marcellus Shale reportable segment follows.

	Marcellus Shale
	Three months ended March 31,
	2019	2018	Percentage Change
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$6,197	$7,825	(21%)
Total revenues	6,197	7,825	(21%)
Costs and expenses:
Operation and maintenance	954	1,026	(7%)
General and administrative	92	114	(19%)
Depreciation and amortization	2,283	2,272	*
Total costs and expenses	3,329	3,412	(2%)
Add:
Depreciation and amortization	2,283	2,272
Adjustments related to capital reimbursement activity	(9)	(9)
Segment adjusted EBITDA	$5,142	$6,676	(23%)

*Not considered meaningful

Three months ended March 31, 2019. Segment adjusted EBITDA decreased $1.5 million compared to the three months ended March 31, 2018 primarily reflecting a $1.6 million decrease in gathering services and related fees as a result of volume declines.

Corporate and Other Overview for the Three Months Ended March 31, 2019 and 2018

Corporate and Other represents those results that are not specifically attributable to a reportable segment or that have not been allocated to our reportable segments, including certain general and administrative expense items, natural gas and crude oil marketing services, transaction costs, interest expense and the change in the Deferred Purchase Price Obligation.

	Corporate and Other
	Three months ended March 31,
	2019	2018	Percentage Change
	(Dollars in thousands)
Revenues:
Total revenues	23,517	13,273	*
Costs and expenses:
Cost of natural gas and NGLs	23,322	13,109	*
General and administrative	16,140	12,643	28%
Transaction costs	950	—	*
Interest expense	17,527	15,122	16%
Deferred Purchase Price Obligation	4,427	21,658	*

* Not considered meaningful

Total Revenues. Total revenues attributable to Corporate and Other was due to natural gas, NGL and crude oil marketing services activity (primarily natural gas sales).

Cost of Natural Gas and NGLs. Cost of natural gas and NGLs attributable to Corporate and Other increased due to natural gas, NGL and crude oil marketing services activity (primarily natural gas sales).

General and Administrative. General and administrative expense increased during the three months ended March 31, 2019, as compared to the prior period, primarily due to the recognition of $3.4 million in severance expense relating to our former Chief Executive Officer.

Transaction costs. Transaction costs recognized during the three months ended March 31, 2019 relate to financial advisory costs primarily associated with the Equity Restructuring.

Interest Expense. Interest expense increased $2.4 million compared to the three months ended March 31, 2018 as a result of a higher average outstanding balance and an increase in the interest rate on the Revolving Credit Facility.

Deferred Purchase Price Obligation. Deferred Purchase Price Obligation recognized during the three months ended March 31, 2019 represents the change in present value to Remaining Consideration in connection with the 2016 Drop Down (see Note 17 to the unaudited condensed consolidated financial statements).

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

Capital Markets Activity

We had no capital markets activity during the three months ended March 31, 2019. For additional information, see the "Liquidity and Capital Resources—Capital Markets Activity" section of MD&A included in the 2018 Annual Report.

Debt

Revolving Credit Facility. We have a $1.25 billion senior secured Revolving Credit Facility. As of March 31, 2019, the outstanding balance of the Revolving Credit Facility was $434.0 million and the unused portion totaled $816.0 million. There were no defaults or events of default during the three months ended March 31, 2019, and, as of March 31, 2019, we were in compliance with the financial covenants in the Revolving Credit Facility.

Senior Notes. In February 2017, the Co-Issuers co-issued $500.0 million 5.75% Senior Notes. In July 2014, the Co-Issuers co-issued $300.0 million of 5.50% Senior Notes. There were no defaults or events of default as of and for the three months ended March 31, 2019 on either series of senior notes.

For additional information on our long-term debt, see Note 10 to the unaudited condensed consolidated financial statements.

Deferred Purchase Price Obligation

In March 2016, we entered into an agreement with a subsidiary of Summit Investments to fund a portion of the 2016 Drop Down whereby we have recognized the Deferred Purchase Price Obligation (see Note 17 to the unaudited condensed consolidated financial statements and the “Contractual Obligations Update” section below).

Cash Flows

The components of the net change in cash and cash equivalents were as follows:

	March 31,
	2019	2018
	(In thousands)
Net cash provided by operating activities	$52,711	$51,210
Net cash provided by (used in) investing activities	28,493	(40,999)
Net cash used in financing activities	(80,249)	(8,275)
Net change in cash and cash equivalents	$955	$1,936

Operating activities. Cash flows from operating activities for the three months ended March 31, 2019 primarily reflected:

•	a $3.0 million increase in cash interest payments; and
•	other changes in working capital.

Investing activities. Cash flows provided by (used in) investing activities during the three months ended March 31, 2019 primarily reflected:

•	$89.5 million of net proceeds from the Tioga Midstream sale; and
•

$60.8 million of capital expenditures primarily attributable to the ongoing development of the DJ Basin of $28.4 million, Corporate and Other of $16.1 million (inclusive of capital expenditures of $15.8 million relating to the Double E Pipeline Project), the Williston Basin of $8.0 million and Summit Permian of $7.1 million.

Cash flows used in investing activities during the three months ended March 31, 2018 primarily reflected $40.8 million of capital expenditures attributable to the ongoing development of the Summit Permian system as well as the continued development in the DJ Basin.

Financing activities. Cash flows used in financing activities during the three months ended March 31, 2019 primarily reflected:

•	$45.3 million of distributions; and
•	$32.0 million of net repayments under our Revolving Credit Facility.

Cash flows used in financing activities during the three months ended March 31, 2018 primarily reflected:

•	$40.0 million of net borrowings under our Revolving Credit Facility; and
•	$45.1 million of distributions paid in the first quarter of 2018 (declared in respect of the fourth quarter of 2017).

Contractual Obligations Update

In March 2016, we recognized a liability of $507.4 million for the Deferred Purchase Price Obligation in connection with the 2016 Drop Down. Pursuant to the Equity Restructuring, on April 1, 2019, the Partnership made a cash payment of $100 million to SMP Holdings in partial settlement of the Deferred Purchase Price Obligation. Following the payment, the Remaining Consideration has been fixed at $303.5 million, with such amount being payable by the Partnership in one or more payments over the period from March 1, 2020 through December 31, 2020, in (i) cash, (ii) the Partnership’s common units or (iii) a combination of cash and the Partnership’s common units, at the discretion of the Partnership. At least 50% of the Remaining Consideration must be paid on or before June 30, 2020 and interest will accrue at a rate of 8% per annum on any portion of the Remaining Consideration that remains unpaid after March 31, 2020.

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

For the three months ended March 31, 2019, cash paid for capital expenditures totaled $60.8 million (see Note 4 to the unaudited condensed consolidated financial statements) which included $3.3 million of maintenance capital expenditures. For the three months ended March 31, 2019, there were no contributions to equity method investees (see Note 8 to the unaudited condensed consolidated financial statements).

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

We rely primarily on internally generated cash flow as well as external financing sources, including commercial bank borrowings and the issuance of debt, equity and preferred equity securities, to fund our capital expenditures. We believe that our Revolving Credit Facility, together with internally generated cash flow and financial support from our Sponsor and/or access to debt or equity capital markets, will be adequate to finance our growth objectives for the foreseeable future without adversely impacting our liquidity or our ability to make quarterly cash distributions to our unitholders.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of or during the three months ended March 31, 2019.

Critical Accounting Estimates

We prepare our financial statements in accordance with GAAP. These principles are established by the FASB. We employ methods, estimates and assumptions based on currently available information when recording transactions resulting from business operations. There have been no changes to our significant accounting policies since December 31, 2018 except for the adoption of Topic 842 (see Note 2 to the unaudited condensed consolidated financial statements).

The estimates that we deem to be most critical to an understanding of our financial position and results of operations are those related to the recognition of deferred revenue. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management's analyses and judgments. Subsequent experience or use of other methods, estimates or assumptions could produce significantly different results. There have been no changes in the accounting methodology for items that we have identified as critical accounting estimates during the three months ended March 31, 2019.

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

•

the effects of existing and future laws and governmental regulations, including environmental, safety and climate change requirements and federal, state and local restrictions or requirements applicable to oil and/or gas drilling, production or transportation;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our current interest rate risk exposure is largely related to our debt portfolio. As of March 31, 2019, we had $800.0 million principal of fixed-rate Senior Notes and $434.0 million outstanding under our variable rate Revolving Credit Facility (see Note 10 to the unaudited condensed consolidated financial statements). While existing fixed-rate debt mitigates the downside impact of fluctuations in interest rates, future issuances of long-term debt could be impacted by increases in interest rates, which could result in higher overall interest costs. In addition, the borrowings under our Revolving Credit Facility, which have a variable interest rate, also expose us to the risk of increasing interest rates. Our current interest rate risk exposure has not changed materially since December 31, 2018. For additional information, see the "Interest Rate Risk" section included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the 2018 Annual Report.

Commodity Price Risk

We currently generate a majority of our revenues pursuant to primarily long-term and fee-based gathering agreements, many of which include MVCs and areas of mutual interest. Our direct commodity price exposure relates to (i) the sale of physical natural gas and/or NGLs purchased under percentage-of-proceeds arrangements with certain of our customers on the Bison Midstream and Grand River systems, (ii) natural gas and crude oil marketing services in and around our gathering systems, (iii) the sale of natural gas we retain from certain DFW Midstream customers and (iv) the sale of condensate we retain from our gathering services at Grand River. Our gathering agreements with certain DFW Midstream customers permit us to retain a certain quantity of natural gas that we sell to offset the power costs we incur to operate our electric-drive compression assets. Our gathering agreements with our Grand River customers permit us to retain condensate volumes from the Grand River system gathering lines. We manage our direct exposure to natural gas and power prices through the use of forward power purchase contracts with wholesale power providers that require us to purchase a fixed quantity of power at a fixed heat rate based on prevailing natural gas prices on the Henry Hub Index. We sell retainage natural gas at prices that are based on the Henry Hub Index and/or the Atmos Zone 3 Index. By basing the power prices on an index and basin-relevant market, we are able to closely associate the relationship between the compression electricity expense and natural gas retainage sales. We do not enter into risk management contracts for speculative purposes. Our current commodity price risk exposure has not changed materially since December 31, 2018. For additional information, see the "Commodity Price Risk" section included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the 2018 Annual Report.

Item 4. Controls and Procedures.

Under the direction of our General Partner's Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of March 31, 2019 and (ii) no change in internal control over financial reporting occurred during the quarter ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any significant legal or governmental proceedings, except as noted below. In addition, we are not aware of any significant legal or governmental proceedings contemplated to be brought against us, under the various environmental protection statutes to which we are subject, except as noted in Note 16 to our unaudited condensed consolidated financial statements “Commitments and Contingencies” and in the 2018 Annual Report, which is incorporated herein by reference.

Item 1A. Risk Factors.

The risk factors contained in the Item 1A. Risk Factors of the 2018 Annual Report are incorporated herein by reference except to the extent they address risks arising from or relating to the failure of events described therein to occur, which events have since occurred. The risk factor presented below updates, and should be considered in addition to, the risk factors previously disclosed by us in Item 1A of the 2018 Annual Report.

Recently enacted laws and related rulemakings in Colorado could have a material adverse impact on new oil and gas development in the state and could reduce the demand for our services.

Earlier this year the governor of Colorado signed into law a bill (SB19-181) that will affect future oil and gas operations in the state. The law requires the Colorado Oil and Gas Conservation Commission to place more emphasis on protection of human health and the environment in regulating oil and gas operations and provides for the restructuring of the Commission to reduce the number of members with oil and gas industry experience. Among other things, the law requires the Commission to adopt new rules that would require proponents of new oil and gas facilities near populated areas to analyze potential alternative locations for their facilities and require the Commission to address the potential cumulative impacts of oil and gas development. Other required rulemakings will address air emissions, wellbore integrity and flowlines. In addition, the new law gives local jurisdictions more authority to regulate oil and gas operations, including increased authority over facility siting as well as the authority to conduct inspections and impose fines. The new law may lead to further restrictions on oil and gas operations in Colorado and the drilling of fewer new wells in the future. The extent of the impact of this legislation will depend in part on rulemakings that will be undertaken by the Commission to implement the new law.

Item 6. Exhibits.

Exhibit number		Description
3.1

Third Amended and Restated Agreement of Limited Partnership of Summit Midstream Partners, LP, dated as of March 22, 2019 (Incorporated herein by reference to Exhibit 3.1 to SMLP's Current Report on Form 8-K dated March 22, 2019 (Commission File No. 001-35666))

3.2

Amended and Restated Limited Liability Company Agreement of Summit Midstream GP, LLC, dated as of October 3, 2012 (Incorporated herein by reference to Exhibit 3.2 to SMLP's Current Report on Form 8-K filed October 4, 2012 (Commission File No. 001-35666))

3.3

Certificate of Limited Partnership of Summit Midstream Partners, LP (Incorporated herein by reference to Exhibit 3.1 to SMLP's Form S-1 Registration Statement dated August 21, 2012 (Commission File No. 333-183466))

3.4		Certificate of Formation of Summit Midstream GP, LLC (Incorporated herein by reference to Exhibit 3.4 to SMLP's Form S-1 Registration Statement dated August 21, 2012 (Commission File No. 333-183466))
10.1	†

Employment Agreement effective January 1, 2019, by and between Summit Midstream Partners, LLC and Marc Stratton (Incorporated herein by reference to Exhibit 10.1 to SMLP’s Current Report on Form 8-K dated January 2, 2019 (Commission File Number 001-35666))

10.2	†

Employment Agreement effective March 1, 2019, by and between Summit Midstream Partners, LLC and Louise E. Matthews (Incorporated herein by reference to Exhibit 10.1 to SMLP’s Current Report on Form 8-K dated February 6, 2019 (Commission File Number 001-35666))

10.3

Purchase and Sale Agreement between Meadowlark Midstream Company, LLC, Tioga Midstream, LLC and Hess North Dakota Pipelines LLC dated as of February 22, 2019 (Incorporated herein by reference to Exhibit 10.1 to SMLP's Current Report on Form 8-K dated February 26, 2019 (Commission File No. 001-35666))

10.4

Purchase and Sale Agreement between Meadowlark Midstream Company, LLC, Tioga Midstream, LLC and Hess Infrastructure Partners LP dated as of February 22, 2019 (Incorporated herein by reference to Exhibit 10.2 to SMLP's Current Report on Form 8-K dated February 26, 2019 (Commission File No. 001-35666))

10.5

Amendment to Contribution Agreement between Summit Midstream Partners Holdings, LLC and Summit Midstream Partners, LP dated February 25, 2019 (Incorporated herein by reference to Exhibit 10.3 to SMLP's Current Report on Form 8-K dated February 26, 2019 (Commission File No. 001-35666))

10.6

Equity Restructuring Agreement by and among Summit Midstream Partners, LP, Summit Midstream GP, LLC and Summit Midstream Partners Holdings, LLC dated as of February 25, 2019 (Incorporated herein by reference to Exhibit 10.4 to SMLP's Current Report on Form 8-K dated February 26, 2019 (Commission File No. 001-35666))

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

† Management contract or compensatory plan or arrangement that is being filed as an exhibit pursuant to Items 9.01(d) of SMLP’s Form 8-Ks filed January 2, 2019 and February 7, 2019 (Commission File Nos. 001-35666)

** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections. The financial information contained in the XBRL (eXtensible Business Reporting Language)-related documents is unaudited and unreviewed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Summit Midstream Partners, LP

(Registrant)

By: Summit Midstream GP, LLC (its General Partner)

May 10, 2019	/s/ Marc D. Stratton

Marc D. Stratton, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)