Form 10-Q
period 2019-06-30
Summit Midstream Partners, LP
filed 2019-08-09
CIK 1549922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐    Yes ☒    No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	As of July 31, 2019
Common Units	82,704,891 units

COMMONLY USED OR DEFINED TERMS

2016 Drop Down

the Partnership's March 3, 2016 acquisition from SMP Holdings of substantially all of (i) the issued and outstanding membership interests in Summit Utica,

    Meadowlark Midstream and Tioga Midstream and (ii) SMP Holdings’ 40%

    ownership interest in Ohio Gathering

5.5% Senior Notes	Summit Holdings' and Finance Corp.’s 5.5% senior unsecured notes due August 2022
5.75% Senior Notes	Summit Holdings' and Finance Corp.’s 5.75% senior unsecured notes due April 2025
associated natural gas	a form of natural gas which is found with deposits of petroleum, either dissolved in the crude oil or as a free gas cap above the crude oil in the reservoir
ASU	Accounting Standards Update
Bbl	one barrel; used for crude oil and produced water and equivalent to 42 U.S. gallons
Bcf	one billion cubic feet
Bison Midstream	Bison Midstream, LLC
Board of Directors	the board of directors of our General Partner
condensate	a natural gas liquid with a low vapor pressure, mainly composed of propane, butane, pentane and heavier hydrocarbon fractions
Deferred Purchase Price Obligation	the deferred payment liability recognized in connection with the 2016 Drop Down; also referred to as DPPO
DFW Midstream	DFW Midstream Services LLC
DJ Basin	Denver-Julesburg Basin
Double E	Double E Pipeline, LLC
dry gas	natural gas primarily composed of methane where heavy hydrocarbons and water either do not exist or have been removed through processing or treating
Energy Capital Partners	Energy Capital Partners II, LLC and its parallel and co-investment funds; also known as the Sponsor
Epping	Epping Transmission Company, LLC
EPU	earnings or loss per unit
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
Guarantor Subsidiaries

Bison Midstream and its subsidiaries, Grand River and its subsidiary, DFW

    Midstream, Summit Marketing, Summit Permian, Permian Finance, Summit

    Niobrara, OpCo, Summit Utica, Meadowlark Midstream, Summit Permian II

    and Summit Permian Transmission

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
Project

In June 2019, we announced a final investment decision to proceed with the development and construction of a long-haul natural gas pipeline with an initial throughput capacity of 1.35 billion cubic feet per day that will provide transportation service from multiple receipt points in the Delaware Basin to various delivery points in and around the Waha hub in Texas

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

    Agreement dated as of September 22, 2017 and by the Second Amendment to Third Amended and Restated Credit Agreement dated as of June 26, 2019

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(In thousands, except unit amounts)
Assets
Current assets:
Cash and cash equivalents	$535	$4,345
Accounts receivable	84,125	97,936
Other current assets	2,011	3,971
Total current assets	86,671	106,252
Property, plant and equipment, net	1,878,851	1,963,713
Intangible assets, net	251,250	273,416
Goodwill	16,211	16,211
Investment in equity method investees	653,807	649,250
Other noncurrent assets	10,912	11,720
Total assets	$2,897,702	$3,020,562

Liabilities and Partners' Capital
Current liabilities:
Trade accounts payable	$25,252	$38,414
Accrued expenses	8,759	21,963
Due to affiliate	387	240
Deferred revenue	12,325	11,467
Ad valorem taxes payable	6,737	10,550
Accrued interest	12,381	12,286
Accrued environmental remediation	2,561	2,487
Other current liabilities	11,949	12,645
Deferred Purchase Price Obligation	292,073	—
Total current liabilities	372,424	110,052
Long-term debt	1,365,564	1,257,731
Noncurrent Deferred Purchase Price Obligation	—	383,934
Noncurrent deferred revenue	40,201	39,504
Noncurrent accrued environmental remediation	2,841	3,149
Other noncurrent liabilities	9,557	4,968
Total liabilities	1,790,587	1,799,338
Commitments and contingencies (Note 16)

Series A Preferred Units (300,000 units issued and outstanding at June 30, 2019 and December 31, 2018)	293,616	293,616
Common limited partner capital (82,704,891 units issued and outstanding at June 30, 2019 and 73,390,853 units issued and outstanding at December 31, 2018)	813,499	902,358
General Partner interests (zero units issued and outstanding at June 30, 2019 and 1,490,999 units issued and outstanding at December 31, 2018)	—	25,250
Total partners' capital	1,107,115	1,221,224
Total liabilities and partners' capital	$2,897,702	$3,020,562

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In thousands, except per-unit amounts)
Revenues:
Gathering services and related fees	$75,107	$89,585	$162,071	$173,946
Natural gas, NGLs and condensate sales	18,291	31,891	56,219	58,008
Other revenues	6,288	6,707	12,804	13,549
Total revenues	99,686	128,183	231,094	245,503
Costs and expenses:
Cost of natural gas and NGLs	11,571	24,384	43,330	44,670
Operation and maintenance	23,718	24,466	47,940	49,070
General and administrative	10,214	13,484	27,495	27,926
Depreciation and amortization	26,800	26,784	54,527	53,461
Transaction costs	—	—	950	—
(Gain) loss on asset sales, net	(287)	62	(1,248)	(12)
Long-lived asset impairment	70	587	45,021	587
Total costs and expenses	72,086	89,767	218,015	175,702
Other income	83	27	292	20
Interest expense	(17,941)	(14,837)	(35,468)	(29,959)
Deferred Purchase Price Obligation	(3,712)	(69,305)	(8,139)	(90,963)
Income (loss) before income taxes and loss from equity method investees	6,030	(45,699)	(30,236)	(51,101)
Income tax expense	(1,142)	(294)	(1,349)	(123)
Loss from equity method investees	(79)	(3,920)	(520)	(2,534)
Net income (loss)	$4,809	$(49,913)	$(32,105)	$(53,758)
Less:
Net income attributable to noncontrolling interest	—	58	—	143
Net income (loss) attributable to SMLP	4,809	(49,971)	(32,105)	(53,901)
Net income attributable to General Partner, including IDRs	—	1,140	12	3,198
Net income (loss) attributable to limited partners	4,809	(51,111)	(32,117)	(57,099)
Net income attributable to Series A Preferred Units	7,125	7,125	14,250	14,250
Net loss attributable to common limited partners	$(2,316)	$(58,236)	$(46,367)	$(71,349)

Loss per limited partner unit:
Common unit – basic	$(0.03)	$(0.79)	$(0.58)	$(0.97)
Common unit – diluted	$(0.03)	$(0.79)	$(0.58)	$(0.97)

Weighted-average limited partner units outstanding:
Common units – basic	82,700	73,356	79,266	73,245
Common units – diluted	82,700	73,356	79,266	73,245

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

	Partners' capital
	Limited partners
	Series A Preferred Units	Common	General Partner	Total
	(In thousands)
Partners' capital, January 1, 2019	$293,616	$902,358	$25,250	$1,221,224
Net income (loss)	7,125	(44,051)	12	(36,914)
Conversion of General Partner economic interests	—	22,222	(22,222)	—
Distributions to unitholders	—	(42,241)	(3,040)	(45,281)
Unit-based compensation	—	2,526	—	2,526
Tax withholdings on vested SMLP LTIP awards	—	(2,522)	—	(2,522)
Partners' capital, March 31, 2019	300,741	838,292	—	1,139,033
Net income (loss)	7,125	(2,316)	—	4,809
Distributions to unitholders	(14,250)	(23,775)	—	(38,025)
Unit-based compensation	—	1,393	—	1,393
Tax withholdings on vested SMLP LTIP awards	—	(95)	—	(95)
Partners' capital, June 30, 2019	$293,616	$813,499	$—	$1,107,115

	Partners' capital
	Limited partners
	Series A Preferred Units	Common	General Partner	Noncontrolling interest	Total
	(In thousands)
Partners' capital, December 31, 2017, as reported	$294,426	$1,056,510	$27,920	$10,813	$1,389,669
January 1, 2018 impact of Topic 606 day 1 adoption	—	4,130	84	—	4,214
Partners' capital, January 1, 2018	294,426	1,060,640	28,004	10,813	1,393,883
Net income (loss)	7,125	(13,113)	2,058	85	(3,845)
Distributions to unitholders	—	(42,024)	(3,029)	—	(45,053)
Unit-based compensation	—	1,979	—	—	1,979
Tax withholdings on vested SMLP LTIP awards	—	(1,943)	—	—	(1,943)
Other	(810)	(130)	—	—	(940)
Partners' capital, March 31, 2018	300,741	1,005,409	27,033	10,898	1,344,081
Net income (loss)	7,125	(58,236)	1,140	58	(49,913)
Distributions to unitholders	(14,250)	(42,180)	(3,036)	—	(59,466)
Unit-based compensation	—	2,004	—	—	2,004
Tax withholdings on vested SMLP LTIP awards	—	103	—	—	103
Other	—	(1)	—	—	(1)
Partners' capital, June 30, 2018	$293,616	$907,099	$25,137	$10,956	$1,236,808

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net loss	$(32,105)	$(53,758)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	55,279	53,160
Noncash lease expense	1,530	—
Amortization of debt issuance costs	2,175	2,086
Deferred Purchase Price Obligation	8,139	90,963
Unit-based and noncash compensation	4,079	4,223
Loss from equity method investees	520	2,534
Distributions from equity method investees	18,217	17,124
Gain on asset sales, net	(1,248)	(12)
Long-lived asset impairment	45,021	587
Changes in operating assets and liabilities:
Accounts receivable	13,237	(6,265)
Trade accounts payable	(1,463)	(3,483)
Accrued expenses	(12,537)	6,934
Due from (to) affiliate	147	(997)
Deferred revenue, net	2,007	3,281
Ad valorem taxes payable	(3,265)	(1,825)
Accrued interest	95	(51)
Accrued environmental remediation, net	(1,001)	(1,805)
Other, net	(2,581)	(2,647)
Net cash provided by operating activities	96,246	110,049
Cash flows from investing activities:
Capital expenditures	(111,092)	(90,394)
Proceeds from asset sale (net of cash of $1,475 for the six months ended June 30, 2019)	89,761	496
Distribution from equity method investment	7,252	—
Investment in equity method investee	(5,921)	—
Other, net	(160)	(306)
Net cash used in investing activities	(20,160)	(90,204)

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued)

	Six months ended June 30,
	2019	2018
	(In thousands)
Cash flows from financing activities:
Distributions to unitholders	(69,056)	(90,269)
Distributions to Series A Preferred unitholders	(14,250)	(14,250)
Borrowings under Revolving Credit Facility	233,000	148,000
Repayments under Revolving Credit Facility	(126,000)	(53,000)
Repayment of Deferred Purchase Price Obligation	(100,000)	—
Debt issuance costs	(56)	(121)
Other, net	(3,534)	(3,423)
Net cash used in financing activities	(79,896)	(13,063)
Net change in cash and cash equivalents	(3,810)	6,782
Cash and cash equivalents, beginning of period	4,345	1,430
Cash and cash equivalents, end of period	$535	$8,212

Supplemental cash flow disclosures:
Cash interest paid	$37,506	$30,962
Less capitalized interest	4,361	3,085
Interest paid (net of capitalized interest)	$33,145	$27,877

Cash paid for taxes	$150	$175

Noncash investing and financing activities
Capital expenditures in trade accounts payable (period-end accruals)	$22,051	$20,598
Asset contribution to an equity method investment	23,643	—
Capital expenditures relating to contributions in aid of construction for Topic 606 day 1 adoption	—	33,123
Right-of-use assets relating to Topic 842	5,448	—

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

Summit Investments owned an approximate 2% general partner interest in SMLP (including the IDRs) until March 22, 2019. On March 22, 2019, we executed an equity restructuring agreement with the General Partner and SMP Holdings pursuant to which the IDRs and the 2% general partner interest were converted into a non-economic general partner interest in exchange for 8,750,000 common units which were issued to SMP Holdings (the “Equity Restructuring”). As of June 30, 2019, SMP Holdings, a wholly owned subsidiary of Summit Investments, beneficially owned 34,604,581 SMLP common units and a subsidiary of Energy Capital Partners directly owned 5,915,827 SMLP common units.

Neither SMLP nor its subsidiaries have any employees. All of the personnel that conduct our business are employed by Summit Investments, but these individuals are sometimes referred to as our employees.

Business Operations.  We provide natural gas gathering, compression, treating and processing services as well as crude oil and produced water gathering services pursuant to primarily long-term, fee-based agreements with our customers. Our results are primarily driven by the volumes of natural gas that we gather, compress, treat and/or process as well as by the volumes of crude oil and produced water that we gather. We are the owner-operator of, or have significant ownership interests in, the following gathering systems:

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
•

Niobrara G&P, an associated natural gas gathering and processing system operating in the DJ Basin, which includes the Niobrara and Codell shale formations in northeastern Colorado and southern Wyoming;

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

In June 2019, in conjunction with the Project, Summit Permian Transmission entered into a definitive joint venture agreement (the “Agreement”) with an affiliate of Double E’s foundation shipper (the “JV Partner”) to fund the capital expenditures associated with the Project. Refer to Note 8 for additional details.

Other than our investments in Double E and Ohio Gathering, all of our business activities are conducted through wholly owned operating subsidiaries.

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

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and the regulations of the SEC. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. We believe that the disclosures made are adequate to make the information not misleading. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments which are necessary to fairly present the unaudited condensed consolidated balance sheet as of June 30, 2019, the unaudited condensed consolidated statements of operations and statements of partners’ capital for the three and six months ended June 30, 2019 and 2018 and the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2019 and 2018. The balance sheet at December 31, 2018 included herein was derived from our audited financial statements, but does not include all disclosures required by GAAP. See Note 2 for the impact relating to the adoption of the new lease standard. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto that are included in our annual report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on February 26, 2019 (the "2018 Annual Report"). The results of operations for an interim period are not necessarily indicative of results expected for a full year.

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

Recently Adopted Accounting Pronouncements. We have recently adopted the following accounting pronouncement:

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

Accounting Pronouncements Pending Adoption. We have not yet adopted the following accounting pronouncement as of June 30, 2019:

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

3. REVENUE

The majority of our revenue is derived from long-term, fee-based contracts with our customers, which include original terms of up to 25 years. We recognize revenue earned from fee-based gathering, compression, treating and processing services in gathering services and related fees. We also earn revenue in the Williston Basin and Permian Basin reporting segments from the sale of physical natural gas purchased from our customers under certain percent-of-proceeds arrangements. Under ASC Topic 606, these gathering contracts are presented net within cost of natural gas and NGLs. We sell natural gas that we retain from certain customers in the Barnett Shale reporting segment to offset the power expenses of the electric-driven compression on the DFW Midstream system. We also sell condensate retained from certain of our gathering services in the Piceance Basin reporting segment. Revenues from the sale of natural gas and condensate are recognized in natural gas, NGLs and condensate sales; the associated expense is included in operation and maintenance expense. Certain customers reimburse us for costs we incur on their behalf. We record costs incurred and reimbursed by our customers on a gross basis, with the revenue component recognized in Other revenues.

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

Certain of our gathering and/or processing agreements provide for monthly, annual or multi-year MVCs. Under these MVCs, our customers agree to ship and/or process a minimum volume of production on our gathering systems or to pay a minimum monetary amount over certain periods during the term of the MVC. A customer must make a shortfall payment to us at the end of the contracted measurement period if its actual throughput volumes are less than its contractual MVC for that period. Certain customers are entitled to utilize shortfall payments to offset gathering fees in one or more subsequent contracted measurement periods to the extent that such customer's throughput volumes in a subsequent contracted measurement period exceed its MVC for that contracted measurement period.

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

	2019	2020	2021	2022	2023	Thereafter
	(In thousands)
Gathering services and related fees	$60,217	$120,941	$100,117	$83,673	$70,971	$114,043

Revenue by Category.  In the following table, revenue is disaggregated by geographic area and major products and services. Ohio Gathering is excluded from the tables below due to equity method accounting. For more detailed information about reportable segments, see Note 4.

	Reportable Segments
	Three months ended June 30, 2019
	Utica Shale	Williston Basin	DJ Basin	Permian Basin	Piceance Basin	Barnett Shale	Marcellus Shale	Total reportable segments	All other segments	Total
	(In thousands)
Major products / services lines
Gathering services and related fees	$7,591	$15,685	$4,021	$586	$30,555	$11,428	$5,897	$75,763	$(656)	$75,107
Natural gas, NGLs and condensate sales	—	3,768	101	2,406	2,104	6,273	—	14,652	3,639	18,291
Other revenues	—	2,670	1,034	49	945	1,646	—	6,344	(56)	6,288
Total	$7,591	$22,123	$5,156	$3,041	$33,604	$19,347	$5,897	$96,759	$2,927	$99,686

	Reportable Segments
	Six months ended June 30, 2019
	Utica Shale	Williston Basin	DJ Basin	Permian Basin	Piceance Basin	Barnett Shale	Marcellus Shale	Total reportable segments	All other segments	Total
	(In thousands)
Major products / services lines
Gathering services and related fees	$15,086	$41,391	$7,745	$952	$62,395	$24,453	$12,094	$164,116	$(2,045)	$162,071
Natural gas, NGLs and condensate sales	—	9,353	186	6,627	4,406	6,877	—	27,449	28,770	56,219
Other revenues	—	5,578	2,041	81	2,083	3,302	—	13,085	(281)	12,804
Total	$15,086	$56,322	$9,972	$7,660	$68,884	$34,632	$12,094	$204,650	$26,444	$231,094

	Reportable Segments
	Three months ended June 30, 2018
	Utica Shale	Williston Basin	DJ Basin	Piceance Basin	Barnett Shale	Marcellus Shale	Total reportable segments	All other segments	Total
	(In thousands)
Major products / services lines
Gathering services and related fees	$10,422	$23,106	$2,509	$33,661	$14,080	$8,050	$91,828	$(2,243)	$89,585
Natural gas, NGLs and condensate sales	—	7,350	79	4,596	381	—	12,406	19,485	31,891
Other revenues	—	2,960	969	1,178	1,694	—	6,801	(94)	6,707
Total	$10,422	$33,416	$3,557	$39,435	$16,155	$8,050	$111,035	$17,148	$128,183

	Reportable Segments
	Six months ended June 30, 2018
	Utica Shale	Williston Basin	DJ Basin	Piceance Basin	Barnett Shale	Marcellus Shale	Total reportable segments	All other segments	Total
	(In thousands)
Major products / services lines
Gathering services and related fees	$20,463	$40,772	$4,688	$66,776	$27,717	$15,875	$176,291	$(2,345)	$173,946
Natural gas, NGLs and condensate sales	—	15,196	159	8,841	926	—	25,122	32,886	58,008
Other revenues	—	5,872	1,726	2,389	3,682	—	13,669	(120)	13,549
Total	$20,463	$61,840	$6,573	$78,006	$32,325	$15,875	$215,082	$30,421	$245,503

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

	June 30, 2019	December 31, 2018
	(In thousands)
Contract assets, beginning of period	$8,755	$—
Additions	14,602	26,403
Transfers out	(5,550)	(17,648)
Contract assets, end of period	$17,807	$8,755

As of June 30, 2019, receivables with customers totaled $59.0 million and contract assets totaled $17.8 million which were included in the Accounts receivable caption on the unaudited condensed consolidated balance sheet.

As of December 31, 2018, receivables with customers totaled $82.9 million and contract assets totaled $8.8 million which were included in the Accounts receivable caption on the unaudited condensed consolidated balance sheet.

Contract liabilities (deferred revenue) relate to the advance consideration received from customers primarily for contributions in aid of construction. We recognize contract liabilities under these arrangements in revenue over the contract period. For the three months ended June 30, 2019 and 2018, we recognized $2.7 million and $3.9 million of gathering services and related fees which was included in the contract liability balance as of the beginning of the period. For the six months ended June 30, 2019 and 2018, we recognized $5.4 million and $5.0 million of gathering services and related fees which was included in the contract liability balance as of the beginning of the period. See Note 9 for additional details.

4. SEGMENT INFORMATION

As of June 30, 2019, our reportable segments are:

•	the Utica Shale, which is served by Summit Utica;
•	Ohio Gathering, which includes our ownership interest in OGC and OCC;
•	the Williston Basin, which is served by Polar and Divide and Bison Midstream;
•	the DJ Basin, which is served by Niobrara G&P;
•	the Permian Basin, which is served by Summit Permian;
•	the Piceance Basin, which is served by Grand River;
•	the Barnett Shale, which is served by DFW Midstream; and
•	the Marcellus Shale, which is served by Mountaineer Midstream.

Additionally, until March 22, 2019, we owned Tioga Midstream, a crude oil, produced water and associated natural gas gathering system operating in the Williston Basin, which includes the Bakken and Three Forks shale formations in northwestern North Dakota. Refer to Note 17 to the unaudited condensed consolidated financial statements for details on the sale of Tioga Midstream.

Each of our reportable segments provides midstream services in a specific geographic area. Our reportable segments reflect the way in which we internally report the financial information used to make decisions and allocate resources in connection with our operations.

The Ohio Gathering reportable segment includes our investment in OGC and OCC. Income or loss from equity method investees, as reflected on the statements of operations, relates to Ohio Gathering and is recognized and disclosed on a one-month lag (see Note 8).

For the three and six months ended June 30, 2019, other than the investment activity described in Note 8 below, Double E did not have any results of operations given that the Project is currently under development. The Project is expected to be operational in the third quarter of 2021.

Corporate and Other represents those results that are: (i) not specifically attributable to a reportable segment; (ii) not individually reportable (such as Double E); or (iii) that have not been allocated to our reportable segments for the purpose of evaluating their performance, including certain general and administrative expense items, natural gas and crude oil marketing services and transaction costs.

Assets by reportable segment follow.

	June 30,2019	December 31, 2018
	(In thousands)
Assets (1):
Utica Shale	$206,911	$207,357
Ohio Gathering	630,513	649,250
Williston Basin	439,026	526,819
DJ Basin	167,329	166,580
Permian Basin	174,964	145,702
Piceance Basin	672,664	699,638
Barnett Shale	358,997	376,564
Marcellus Shale	204,252	208,790
Total reportable segment assets	2,854,656	2,980,700
Corporate and Other	43,046	44,181
Eliminations	—	(4,319)
Total assets	$2,897,702	$3,020,562

(1) At June 30, 2019, Corporate and Other included $23.3 million relating to our investment in Double E (included in the Investment in equity method investees caption of the unaudited condensed consolidated balance sheet). At December 31, 2018, Corporate and Other included $9.6 million of capital expenditures relating to our investment in Double E.

Revenues by reportable segment follow.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In thousands)
Revenues (1):
Utica Shale	$7,591	$10,422	$15,086	$20,463
Williston Basin	22,123	33,416	56,322	61,840
DJ Basin	5,156	3,557	9,972	6,573
Permian Basin	3,041	—	7,660	—
Piceance Basin	33,604	39,435	68,884	78,006
Barnett Shale	19,347	16,155	34,632	32,325
Marcellus Shale	5,897	8,050	12,094	15,875
Total reportable segments revenue	96,759	111,035	204,650	215,082
Corporate and Other	3,824	19,422	30,662	33,598
Eliminations	(897)	(2,274)	(4,218)	(3,177)
Total revenues	$99,686	$128,183	$231,094	$245,503

(1) Excludes revenues earned by Ohio Gathering due to equity method accounting.

Counterparties accounting for more than 10% of total revenues were as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Percentage of total revenues (1):
Counterparty A - Piceance Basin	12%	10%	11%	11%
Counterparty B - Williston Basin	11%	*	10%	*
Counterparty C - Barnett Shale	14%	11%	12%	*

(1) Excludes revenues earned by Ohio Gathering due to equity method accounting.

* Less than 10%

Depreciation and amortization, including the amortization expense associated with our favorable and unfavorable (for 2018) gas gathering contracts as reported in other revenues, by reportable segment follows.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In thousands)
Depreciation and amortization (1):
Utica Shale	$1,923	$2,033	$3,831	$3,886
Williston Basin	4,734	5,622	10,170	11,231
DJ Basin	464	784	1,263	1,565
Permian Basin	1,163	—	2,235	—
Piceance Basin	11,810	11,666	23,601	23,440
Barnett Shale (2)	4,167	3,759	8,497	7,516
Marcellus Shale	2,286	2,274	4,569	4,546
Total reportable segment depreciation and amortization	26,547	26,138	54,166	52,184
Corporate and Other	616	496	1,113	976
Total depreciation and amortization	$27,163	$26,634	$55,279	$53,160

(1) Excludes depreciation and amortization recognized by Ohio Gathering due to equity method accounting.

(2) Includes the amortization expense associated with our favorable and unfavorable (for 2018) gas gathering contracts as reported in other revenues.

Cash paid for capital expenditures by reportable segment follow.

	Six months ended June 30,
	2019	2018
	(In thousands)
Cash paid for capital expenditures (1):
Utica Shale	$1,065	$1,846
Williston Basin	14,230	10,966
DJ Basin	50,373	21,415
Permian Basin	28,163	50,773
Piceance Basin	1,497	3,412
Barnett Shale (2)	(37)	349
Marcellus Shale	108	545
Total reportable segment capital expenditures	95,399	89,306
Corporate and Other	15,693	1,088
Total cash paid for capital expenditures	$111,092	$90,394

(1) Excludes cash paid for capital expenditures by Ohio Gathering due to equity method accounting.

(2) For the six months ended June 30, 2019, the amount includes sales tax reimbursements of $1.1 million.

During the six months ended June 30, 2019, Corporate and Other included cash paid of $0.3 million for corporate purposes; the remainder represents capital expenditures relating to the Project.

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

Segment adjusted EBITDA by reportable segment follows.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In thousands)
Reportable segment adjusted EBITDA
Utica Shale	$6,640	$9,223	$12,833	$17,938
Ohio Gathering	9,939	8,935	19,149	19,412
Williston Basin	16,650	19,030	35,384	35,000
DJ Basin	2,816	959	5,489	2,280
Permian Basin	(656)	—	(1,206)	—
Piceance Basin	24,584	26,714	50,583	54,628
Barnett Shale	11,208	11,093	22,582	20,952
Marcellus Shale	4,635	6,543	9,777	13,219
Total of reportable segments' measures of profit or loss	$75,816	$82,497	$154,591	$163,429

A reconciliation of income or loss before income taxes and income or loss from equity method investees to total of reportable segments' measures of profit or loss follows.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In thousands)
Reconciliation of income (loss) before income taxes and loss from equity method investees to total of reportable segments' measures of profit:
Income (loss) before income taxes and loss from equity method investees	$6,030	$(45,699)	$(30,236)	$(51,101)
Add:
Corporate and Other expense	7,208	9,002	21,367	19,625
Interest expense	17,941	14,837	35,468	29,959
Deferred Purchase Price Obligation	3,712	69,305	8,139	90,963
Depreciation and amortization	27,163	26,634	55,279	53,160
Proportional adjusted EBITDA for equity method investees	9,939	8,935	19,149	19,412
Adjustments related to MVC shortfall payments	3,533	(3,542)	(666)	(3,542)
Adjustments related to capital reimbursement activity	(1,046)	115	(1,761)	155
Unit-based and noncash compensation	1,553	2,261	4,079	4,223
(Gain) loss on asset sales, net	(287)	62	(1,248)	(12)
Long-lived asset impairment	70	587	45,021	587
Total of reportable segments' measures of profit	$75,816	$82,497	$154,591	$163,429

Adjustments related to MVC shortfall payments recognize the earnings from MVC shortfall payments ratably over the term of the associated MVC (see Note 3). Contributions in aid of construction are recognized over the remaining term of the respective contract. We include adjustments related to capital reimbursement activity in our calculation of segment adjusted EBITDA to account for revenue recognized from contributions in aid of construction.

Adjustments related to MVC shortfall payments by reportable segment follow.

	Three months ended June 30, 2019
	Williston Basin	Piceance Basin	Barnett Shale	Total
	(In thousands)
Adjustments related to expected MVC shortfall payments:	$2,081	$—	$1,452	$3,533

	Three months ended June 30, 2018
	Williston Basin	Piceance Basin	Barnett Shale	Total
	(In thousands)
Adjustments related to expected MVC shortfall payments:	$(3,386)	$(93)	$(63)	$(3,542)

	Six months ended June 30, 2019
	Williston Basin	Piceance Basin	Barnett Shale	Total
	(In thousands)
Adjustments related to expected MVC shortfall payments:	$(3,468)	$(103)	$2,905	$(666)

	Six months ended June 30, 2018
	Williston Basin	Piceance Basin	Barnett Shale	Total
	(In thousands)
Adjustments related to expected MVC shortfall payments:	$(3,386)	$(93)	$(63)	$(3,542)

5. PROPERTY, PLANT AND EQUIPMENT, NET

Details on property, plant and equipment follow.

	June 30, 2019	December 31, 2018
	(In thousands)
Gathering and processing systems and related equipment	$2,136,209	$2,155,325
Construction in progress	76,086	137,920
Land and line fill	9,823	11,748
Other	61,045	45,853
Total	2,283,163	2,350,846
Less accumulated depreciation	404,312	387,133
Property, plant and equipment, net	$1,878,851	$1,963,713

In March 2019, certain events, facts and circumstances occurred which indicated that certain long-lived assets in the DJ Basin and Barnett Shale reporting segments could be impaired. Consequently, in the first quarter of 2019, we performed a recoverability assessment of certain assets within these reporting segments.

In the DJ Basin, we determined that certain processing plant assets related to our existing 20 MMcf/d plant would no longer be utilized due to our expansion plans for the Niobrara G&P system. Based on the results of the recoverability assessment and the conclusion that the carrying value was not fully recoverable, we recorded an impairment charge of $34.7 million related to these assets in the first quarter of 2019.

In the Barnett Shale, we determined, in the first quarter of 2019, that certain compressor station assets would be shut down and decommissioned. As a result, we recorded an impairment charge of $9.7 million related to these assets in the first quarter of 2019. See Note 6 for additional details.

Depreciation expense and capitalized interest follow.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In thousands)
Depreciation expense	$18,829	$18,657	$38,612	$37,214
Capitalized interest	2,446	1,863	4,361	3,085

6. AMORTIZING INTANGIBLE ASSETS

Details regarding our intangible assets, all of which are subject to amortization, follow:

	June 30, 2019
	Gross carrying amount	Accumulated amortization	Net
	(In thousands)
Favorable gas gathering contracts	$24,195	$(14,657)	$9,538
Contract intangibles	278,448	(156,755)	121,693
Rights-of-way	159,734	(39,715)	120,019
Total intangible assets	$462,377	$(211,127)	$251,250

	December 31, 2018
	Gross carrying amount	Accumulated amortization	Net
	(In thousands)
Favorable gas gathering contracts	$24,195	$(13,905)	$10,290
Contract intangibles	278,448	(143,962)	134,486
Rights-of-way	166,209	(37,569)	128,640
Total intangible assets	$468,852	$(195,436)	$273,416

In March 2019, certain events, facts and circumstances occurred which indicated that certain long-lived assets relating to the Barnett Shale reporting segment could be impaired (see Note 5). In connection with this evaluation, we evaluated the related intangible assets associated therewith for impairment consisting of rights-of-way intangible assets. We concluded the rights-of-way intangible assets were also impaired and, as a result, we recorded an impairment charge of $0.5 million in the first quarter of 2019.

We recognized amortization expense in other revenues as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In thousands)
Amortization expense – favorable gas gathering contracts	$(363)	$(388)	$(752)	$(777)

We recognized amortization expense in costs and expenses as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In thousands)
Amortization expense – contract intangibles	$6,397	$6,535	$12,794	$13,070
Amortization expense – rights-of-way	1,574	1,592	3,121	3,177

The estimated aggregate annual amortization expected to be recognized for the remainder of 2019 and each of the four succeeding fiscal years follows.

Intangible assets
(In thousands)
2019	$15,971
2020	32,049
2021	28,357
2022	25,290
2023	25,236

7. GOODWILL

We evaluate goodwill for impairment annually on September 30. We also evaluate goodwill whenever events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill. There have been no impairments of goodwill during the three and six months ended June 30, 2019.

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

8. EQUITY METHOD INVESTMENTS

Double E

In June 2019, we formed Double E in connection with the Project. Effective June 26, 2019, Summit Permian Transmission, a wholly owned and consolidated subsidiary of the Partnership, and our JV Partner executed the Agreement whereby Double E will provide natural gas transportation services from multiple receipt points in the Delaware Basin to various delivery points in and around the Waha Hub in Texas. In connection with the Agreement and the related Project, the Partnership contributed total assets of approximately $23.6 million in exchange for a 70% ownership interest in Double E and our JV Partner contributed $7.3 million of cash in exchange for a 30% ownership interest in Double E. Concurrent with these contributions, and in accordance with the Agreement, Double E distributed $7.3 million to the Partnership. Subsequent to the formation of Double E, we also made additional cash investments of $5.9 million during June 2019.

Double E is deemed to be a variable interest entity as defined in GAAP. As of the date of the Agreement, Summit Permian Transmission is not deemed to be the primary beneficiary due to the JV Partner’s voting rights on significant matters. We account for our ownership interest in Double E as an equity method investment because we have significant influence over Double E. Our portion of Double E’s net assets, which was $23.3 million at June 30, 2019, is reported under the caption Investment in equity method investees on the unaudited condensed consolidated balance sheet.

For the three and six months ended June 30, 2019, other than the investment activity noted above, Double E did not have any results of operations given that the Project is currently under development.

Ohio Gathering

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

As a result of our joint venture partner funding a disproportionate amount of the capital calls during the six months ended June 30, 2019, our ownership interest in Ohio Gathering decreased from 40.0% at December 31, 2018, to 39.0% at June 30, 2019.

A reconciliation of our 39.0% ownership interest in Ohio Gathering to our investment per Ohio Gathering's books and records follows (in thousands).

Investment in Ohio Gathering, June 30, 2019	$630,513
June cash distributions	3,273
Basis difference	(110,156)
Investment in Ohio Gathering, net of basis difference, May 31, 2019	$523,630

Summarized statements of operations information for OGC and OCC follow (amounts represent 100% of investee financial information).

	Three months ended May 31, 2019		Three months ended May 31, 2018
	OGC	OCC	OGC	OCC
	(In thousands)
Total revenues	$35,262	$2,073	$34,123	$2,070
Total operating expenses	26,336	2,691	35,518	1,958
Net income (loss)	8,926	(619)	(1,396)	(59)

	Six months ended May 31, 2019		Six months ended May 31, 2018
	OGC	OCC	OGC	OCC
	(In thousands)
Total revenues	$68,728	$4,339	$69,083	$4,559
Total operating expenses	51,823	5,664	62,293	4,099
Net income (loss)	16,898	(1,326)	6,784	121

9. DEFERRED REVENUE

A rollforward of current deferred revenue follows.

	Utica Shale	Williston Basin	DJ Basin	Piceance Basin	Barnett Shale	Marcellus Shale	Total current
	(In thousands)
Current deferred revenue, January 1, 2019	$18	$1,414	$739	$7,616	$1,642	$38	$11,467
Additions	9	1,227	909	10,513	817	19	13,494
Less revenue recognized	9	790	475	10,528	815	19	12,636
Current deferred revenue, June 30, 2019	$18	$1,851	$1,173	$7,601	$1,644	$38	$12,325

A rollforward of noncurrent deferred revenue follows.

	Utica Shale	Williston Basin	DJ Basin	Piceance Basin	Barnett Shale	Marcellus Shale	Total noncurrent
	(In thousands)
Noncurrent deferred revenue, January 1, 2019	$21	$4,393	$7,284	$17,942	$9,628	$236	$39,504
Additions	—	1,940	1,841	3,372	760	—	7,913
Less reclassification to current deferred revenue	9	1,665	909	3,797	817	19	7,216
Noncurrent deferred revenue, June 30, 2019	$12	$4,668	$8,216	$17,517	$9,571	$217	$40,201

10. DEBT

Debt consisted of the following:

	June 30, 2019	December 31, 2018
	(In thousands)
Summit Holdings' variable rate senior secured Revolving Credit Facility (4.91% at June 30, 2019 and 5.03% at December 31, 2018) due May 2022	$573,000	$466,000
Summit Holdings' 5.5% senior unsecured notes due August 2022	300,000	300,000
Less unamortized debt issuance costs (1)	(2,024)	(2,362)
Summit Holdings' 5.75% senior unsecured notes due April 2025	500,000	500,000
Less unamortized debt issuance costs (1)	(5,412)	(5,907)
Total long-term debt	$1,365,564	$1,257,731

(1) Issuance costs are being amortized over the life of the notes.

Revolving Credit Facility. Summit Holdings has a senior secured revolving credit facility which allows for revolving loans, letters of credit and swing line loans. The Revolving Credit Facility has a $1.25 billion borrowing capacity, matures in May 2022, and includes a $250.0 million accordion feature. As of June 30, 2019, SMLP and the Guarantor Subsidiaries fully and unconditionally and jointly and severally guarantee, and pledge substantially all of their assets in support of, the indebtedness outstanding under the Revolving Credit Facility. In June 2019, we executed the second amendment to the third amended and restated credit agreement that, among other things, made accommodations for the Agreement, and the transactions contemplated thereby, and designated Double E as an unrestricted subsidiary under the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility bear interest, at the election of Summit Holdings, at a rate based on the alternate base rate (as defined in the credit agreement) plus an applicable margin ranging from 0.75% to 1.75% or the adjusted Eurodollar rate (the LIBOR rate), as defined in the credit agreement, plus an applicable margin ranging from 1.75% to 2.75%, with the commitment fee ranging from 0.30% to 0.50% in each case based on our relative leverage at the time of determination. At June 30, 2019, the applicable margin under LIBOR borrowings was 2.50% and the interest rate was 4.91%. The unused portion of the Revolving Credit Facility totaled $667.9 million, subject to a commitment fee of 0.50%, after giving effect to the issuance thereunder of a $9.1 million outstanding but undrawn irrevocable standby letter of credit. See Note 16 for additional information on our letter of credit.

As of June 30, 2019, we had $7.2 million of debt issuance costs attributable to our Revolving Credit Facility and related amendments which are included in noncurrent assets on the unaudited condensed consolidated balance sheet.

As of and during the six months ended June 30, 2019, we were in compliance with the Revolving Credit Facility's financial covenants. There were no defaults or events of default during the six months ended June 30, 2019.

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

The Guarantor Subsidiaries are 100% owned by a subsidiary of SMLP. The Guarantor Subsidiaries and SMLP fully and unconditionally and jointly and severally guarantee the 5.5% Senior Notes and the 5.75% Senior Notes. There are no significant restrictions on the ability of SMLP or Summit Holdings to obtain funds from its subsidiaries by dividend or loan. Finance Corp. has had no assets or operations since inception in 2013. We have no other independent assets or operations. At no time have the Senior Notes been guaranteed by the Co-Issuers.

As of and during the six months ended June 30, 2019, we were in compliance with the covenants governing our Senior Notes. There were no defaults or events of default during the six months ended June 30, 2019.

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

Accounts receivable primarily comprise amounts due for the gathering, compression, treating and processing services we provide to our customers and also the sale of natural gas liquids resulting from our processing services. This industry concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, industry or other conditions. We monitor the creditworthiness of our counterparties and can require letters of credit or other forms of credit assurance for receivables from counterparties that are judged to have substandard credit, unless the credit risk can otherwise be mitigated. Our top five customers or counterparties accounted for 50% of total accounts receivable as of June 30, 2019, compared with 39% as of December 31, 2018.

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

A summary of the estimated fair value of our debt financial instruments follows.

	June 30, 2019		December 31, 2018
	Carrying value	Estimated fair value (Level 2)	Carrying value	Estimated fair value (Level 2)
	(In thousands)
Summit Holdings 5.5% Senior Notes ($300.0 million principal)	$297,976	$287,750	$297,638	$286,625
Summit Holdings 5.75% Senior Notes ($500.0 million principal)	494,588	437,500	494,093	455,208

The carrying value on the balance sheet of the Revolving Credit Facility is its fair value due to its floating interest rate. The estimated fair value for the Senior Notes is based on an average of nonbinding broker quotes as of June 30, 2019 and December 31, 2018. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value of the Senior Notes.

12. PARTNERS' CAPITAL

A rollforward of the number of common limited partner, preferred limited partner and General Partner units follows.

	Limited partners
	Series A Preferred Units	Common	General Partner
Units, January 1, 2019	300,000	73,390,853	1,490,999
Conversion of General Partner economic interests	—	8,750,000	(1,490,999)
Net units issued under the SMLP LTIP	—	564,038	—
Units, June 30, 2019	300,000	82,704,891	—

GP/IDR Exchange.  On March 22, 2019, we cancelled our IDRs and converted our 2% economic GP interest to a non-economic GP interest in exchange for 8,750,000 SMLP common units which were issued to SMP Holdings in the Equity Restructuring. These units had a fair value of $84.5 million as of the transaction date (March 22, 2019). As a result of the Equity Restructuring, the general partner units and IDRs were eliminated, are no longer outstanding, and no longer participate in distributions of cash from SMLP. ECP continues to control the non-economic GP interest in SMLP.

Immediately following the Equity Restructuring, SMP Holdings directly owned a 41.8% limited partner interest in SMLP and an affiliate of Energy Capital Partners II, LLC directly owned a 7.2% limited partner interest in SMLP.

For the three and six months ended June 30, 2018, our general partner held IDRs that entitled it to receive increasing percentage allocations, up to a maximum of 50%, of the cash we distributed from operating surplus in excess of $0.46 per unit per quarter.

Our payment of IDRs as reported in distributions to unitholders – general partner in the statement of partners' capital during the three and six months ended June 30 follow.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In thousands)
IDR payments	$—	$2,136	$2,139	$4,264

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

During the three and six months ended June 30, 2019, there were no transactions under the ATM Program. Following the effectiveness of the ATM Program registration statement and after taking into account the aggregate sales price of common units sold under the ATM Program through June 30, 2019, we have the capacity to issue additional common units under the ATM Program up to an aggregate $132.3 million.

Series A Preferred Units.  In 2017, we issued 300,000 Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (the “Series A Preferred Units”) representing limited partner interests in the Partnership at a price to the public of $1,000 per unit as described in the 2018 Annual Report.

Cash Distributions Paid and Declared. We paid the following per-unit distributions during the three and six months ended June 30:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Per-unit distributions to unitholders	$0.2875	$0.575	$0.8625	$1.150

On July 25, 2019, the Board of Directors of our General Partner declared a distribution of $0.2875 per unit for the quarterly period ended June 30, 2019. This distribution, which totaled $23.8 million, will be paid on August 14, 2019 to unitholders of record at the close of business on August 7, 2019.

13. EARNINGS PER UNIT

The following table details the components of EPU.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In thousands, except per-unit amounts)
Numerator for basic and diluted EPU:
Allocation of net income (loss) among limited partner interests:
Net income (loss) attributable to limited partners	$4,809	$(51,111)	$(32,117)	$(57,099)
Less net income attributable to Series A Preferred Units	7,125	7,125	14,250	14,250
Net loss attributable to common limited partners	$(2,316)	$(58,236)	$(46,367)	$(71,349)

Denominator for basic and diluted EPU:
Weighted-average common units outstanding – basic and diluted	82,700	73,356	79,266	73,245

Loss per limited partner unit:
Common unit – basic	$(0.03)	$(0.79)	$(0.58)	$(0.97)
Common unit – diluted	$(0.03)	$(0.79)	$(0.58)	$(0.97)

Nonvested anti-dilutive phantom units excluded from the calculation of diluted EPU	—	1	17	3

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

•

In March 2019, we also issued 16,358 common units to our two independent directors in connection with their annual compensation plan. In May 2019, we issued an additional 9,580 units to an independent director in conjunction with his appointment to our Board of Directors.

•	During the six months ended June 30, 2019, 562,660 phantom units vested.
•	As of June 30, 2019, approximately 2.6 million common units remained available for future issuance under the SMLP LTIP.

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

Expenses incurred by the General Partner and reimbursed by us under our Partnership Agreement were as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In thousands)
Operation and maintenance expense	$7,560	$7,114	$15,445	$14,737
General and administrative expense	6,135	7,481	16,965	15,598

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

We have options to extend the lease term of certain office space in Texas, Colorado and West Virginia. The beginning of the noncancelable lease period for these leases range from 2014 to 2018 and the lease period ends between 2019 and 2021. These lease agreements contain between one and three options to renew the lease for a period of between two and five years. As of June 30, 2019, the exercise of the renewal options for these leases are not reasonably certain and, as a result, the payments associated with these renewals are not included in the measurement of the lease liability and ROU asset.

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

In March 2019, we entered into an agreement with a third party vendor to construct a transmission line to deliver electric power to the new 60 MMcf/d processing plant under development in the DJ Basin. The project was expected to cost approximately $7.8 million and we made an up-front payment of $3.0 million which is included in the Property, plant and equipment, net caption on the unaudited condensed consolidated balance sheet. During the second quarter of 2019, we exercised an option to increase the capacity of the transmission line for an additional cost of $4.3 million and we issued an irrevocable standby letter of credit payable to the vendor with an initial term of one year totaling $9.1 million, which reflects the expected remaining cost of the project. The letter of credit will automatically renew for successive twelve month periods following the initial term, subject to certain adjustments. Once construction is complete, the letter of credit will be adjusted to reflect the final construction cost. We determined the contract contained a lease based on the right to use the constructed transmission line to power the processing plant in the DJ Basin. The project is expected to be completed and the commencement date of the ROU asset will be on or before July 1, 2020.

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

June 30,
2019
(In thousands)

ROU assets
Operating	$5,136
Finance	4,061
$9,197
Lease liabilities, current
Operating	$2,337
Finance	1,627
$3,964
Lease liabilities, noncurrent
Operating	$2,996
Finance	1,194
$4,190

Lease cost and Other information follow:

	Three months ended	Six months ended
	June 30, 2019	June 30, 2019
	(In thousands)
Lease cost
Finance lease cost:
Amortization of ROU assets (included in depreciation and amortization)	$407	$775
Interest on lease liabilities (included in interest expense)	30	53
Operating lease cost (included in general and administrative expense)	745	1,577
	$1,182	$2,405

Six months ended
June 30, 2019
(In thousands)
Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$1,678
Operating cash outflows from finance leases	53
Financing cash outflows from finance leases	915
ROU assets obtained in exchange for new operating lease liabilities	1,218
ROU assets obtained in exchange for new finance lease liabilities	1,292
Weighted-average remaining lease term (years) - operating leases	4.9
Weighted-average remaining lease term (years) - finance leases	2.0
Weighted-average discount rate - operating leases	5%
Weighted-average discount rate - finance leases	4%

We recognize total lease expense incurred or allocated to us in general and administrative expenses. Lease expense related to operating leases, including lease expense incurred on our behalf and allocated to us, was as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In thousands)
Lease expense	$986	$956	$1,930	$1,978

Future minimum lease payments due under noncancelable leases for the remainder of 2019 and each of the five succeeding fiscal years and thereafter, were as follows:

	June 30, 2019
	(In thousands)
	Operating	Finance
2019	$1,738	$898
2020	1,606	1,348
2021	1,001	621
2022	538	70
2023	400	—
2024	240	—
Thereafter	895	—
Total future minimum lease payments	$6,418	$2,937

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

A rollforward of the aggregate accrued environmental remediation liabilities follows.

Total
(In thousands)
Accrued environmental remediation, January 1, 2019	$5,636
Payments made	(1,001)
Additional accruals	767
Accrued environmental remediation, June 30, 2019	$5,402

As of June 30, 2019, we have recognized (i) a current liability for remediation effort expenditures expected to be incurred within the next 12 months and (ii) a noncurrent liability for estimated remediation expenditures and fines expected to be incurred subsequent to June 30, 2020. Each of these amounts represent our best estimate for costs expected to be incurred. Neither of these amounts has been discounted to its present value.

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

The present value of the Deferred Purchase Price Obligation is reflected as a liability on our balance sheet until paid. As of June 30, 2019, the Remaining Consideration, which reflects the net present value of the $303.5 million Deferred Purchase Price Obligation, was $292.1 million on the unaudited condensed consolidated balance sheet using a discount rate of 5.25%.

18. SUBSEQUENT EVENTS

We have evaluated subsequent events for recognition or disclosure in the unaudited condensed consolidated financial statements and no events have occurred that require recognition or disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MD&A is intended to inform the reader about matters affecting the financial condition and results of operations of SMLP and its subsidiaries for the periods since December 31, 2018. As a result, the following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this report and the MD&A and the audited consolidated financial statements and related notes that are included in the 2018 Annual Report. Among other things, those financial statements and the related notes include more detailed information regarding the basis of presentation for the following information. This discussion contains forward-looking statements that constitute our plans, estimates and beliefs. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to, those discussed in Forward-Looking Statements. Actual results may differ materially from those contained in any forward-looking statements.

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
•

Niobrara G&P, an associated natural gas gathering and processing system operating in the DJ Basin, which includes the Niobrara and Codell shale formations in northeastern Colorado and southern Wyoming; and

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

Our financial results are driven primarily by volume throughput and expense management. We generate the majority of our revenues from the gathering, compression, treating and processing services that we provide to our customers. A majority of the volumes that we gather, compress, treat and/or process have a fixed-fee rate structure which enhances the stability of our cash flows by providing a revenue stream that is not subject to direct commodity price risk. We also earn revenues from the following activities that directly expose us to fluctuations in commodity prices: (i) the sale of physical natural gas and/or NGLs purchased under percentage-of-proceeds or other processing arrangements with certain of our customers on the Bison Midstream, Summit Permian and Grand River systems, (ii) the sale of natural gas we retain from certain DFW Midstream customers and (iii) the sale of condensate we retain from our gathering services at Grand River. During the three months ended June 30, 2019, these additional activities accounted for approximately 18% of total revenues including marketing transactions, and approximately 15% of total revenues excluding marketing transactions. During the six months ended June 30, 2019, these additional activities accounted for approximately 24% of total revenues including marketing transactions, and approximately 13% of total revenues excluding marketing transactions.

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

The following table presents certain consolidated and reportable segment financial data. For additional information on our reportable segments, see the "Segment Overview for the Three and Six Months Ended June 30, 2019 and 2018" section herein.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In thousands)
Net income (loss)	$4,809	$(49,913)	$(32,105)	$(53,758)
Reportable segment adjusted EBITDA
Utica Shale	$6,640	$9,223	$12,833	$17,938
Ohio Gathering	9,939	8,935	19,149	19,412
Williston Basin	16,650	19,030	35,384	35,000
DJ Basin	2,816	959	5,489	2,280
Permian Basin	(656)	—	(1,206)	—
Piceance Basin	24,584	26,714	50,583	54,628
Barnett Shale	11,208	11,093	22,582	20,952
Marcellus Shale	4,635	6,543	9,777	13,219

Net cash provided by operating activities	$43,535	$58,839	$96,246	$110,049
Capital expenditures (1)	50,244	49,616	111,092	90,394

Distributions to common unitholders	$23,775	$45,216	$69,056	$90,269
Distributions to Series A Preferred unitholders	14,250	14,250	14,250	14,250
Net borrowings under Revolving Credit Facility	139,000	55,000	107,000	95,000

(1) See "Liquidity and Capital Resources" herein and Note 4 to the unaudited condensed consolidated financial statements for additional information on capital expenditures.

Three and six months ended June 30, 2019.  The following items are reflected in our financial results:

•

In June 2019, we decided to proceed with the Double E Project after securing firm 10-year take-or-pay commitments for a substantial majority of the pipeline’s initial throughput capacity of 1.35 billion cubic feet of gas per day and executing the JV Agreement with an affiliate of Double E’s foundation shipper. Double E filed its Section 7(c) application with the Federal Energy Regulatory Commission on July 31, 2019.

In connection with the Project, Summit Permian Transmission contributed total assets of approximately $23.6 million for a 70% ownership interest in Double E. We expect to own a majority interest in the Project, to lead the development, permitting and construction of the Project and to operate the pipeline upon commissioning. We estimate that our share of the capital expenditures required to develop the Project will total approximately $350.0 million, and that more than 90% of those capital expenditures will be incurred in 2020 and 2021. Assuming timely receipt of the requisite regulatory approvals, we expect that the Project will be placed into service in the third quarter of 2021.

•

Until March 22, 2019, we owned Tioga Midstream, a crude oil, produced water and associated natural gas gathering systems operating in the Williston Basin, which includes the Bakken and Three Forks shale formations in northwestern North Dakota. Refer to Note 17 for details on the sale of Tioga Midstream. On March 22, 2019, we sold the Tioga Midstream system to affiliates of Hess Infrastructure Partners LP for a combined cash purchase price of approximately $90 million and recorded a gain on sale of $0.9 million based on the difference between the consideration received and the carrying value for Tioga Midstream at closing. The gain is included in the Gain on asset sales, net caption on the unaudited condensed consolidated statement of operations. The financial results of Tioga Midstream (a component of the Williston Basin reportable segment) are included in our unaudited condensed consolidated financial statements and footnotes for the period from January 1, 2019 through March 22, 2019.

•

In February 2019, we signed an amendment to the Contribution Agreement (the “Amendment”) related to the 2016 Drop Down pursuant to which, in April 2019, the Partnership made a cash payment of $100 million to SMP Holdings in partial settlement of the Deferred Purchase Price Obligation. Following the payment, the Remaining Consideration was fixed at $303.5 million, with such amount being payable by the Partnership in one or more payments over the period from March 1, 2020 through December 31, 2020, in (i) cash, (ii) the Partnership’s common units or (iii) a combination of cash and the Partnership’s common units, at the discretion of the Partnership. At least 50% of the Remaining Consideration must be paid on or before June 30, 2020 and interest will accrue at a rate of 8% per annum on any portion of the Remaining Consideration that remains unpaid after March 31, 2020.

The present value of the Deferred Purchase Price Obligation is reflected as a liability on our balance sheet. As of June 30, 2019, the Remaining Consideration, which reflects the net present value of the $303.5 million Deferred Purchase Price Obligation, was $292.1 million on the unaudited condensed consolidated balance sheet using a discount rate of 5.25%. We have presented the Deferred Purchase Price Obligation as a current liability based on the expected settlement on or before June 30, 2020.

•

On March 22, 2019, pursuant to an equity restructuring agreement with the General Partner and SMP Holdings, we cancelled our IDRs and converted our 2% economic GP interest into a non-economic GP interest in exchange for 8,750,000 SMLP common units, which were issued to SMP Holdings in the Equity Restructuring. As a result of the Equity Restructuring, the general partner units and IDRs were eliminated, are no longer outstanding, and no longer participate in distributions of cash from SMLP. ECP continues to control the non-economic GP interest in SMLP.

•

In March 2019, certain events, facts and circumstances occurred which indicated that certain long-lived assets in the DJ Basin and Barnett Shale reporting segments could be impaired. Consequently, we performed a recoverability assessment of certain assets within these reporting segments. In the DJ Basin, we determined certain processing plant assets related to our existing 20 MMcf/d plant would no longer be operational due to our expansion plans for the Niobrara G&P system and we recorded an impairment charge of $34.7 million related to these assets. In the Barnett Shale, we determined certain compressor station assets would be shut down and de-commissioned and we recorded an impairment charge of $10.2 million related to these assets.

Three and six months ended June 30, 2018.  The following items are reflected in our financial results:

•

During the three and six months ended June 30, 2018, we recognized $6.0 million and $8.4 million, respectively in gathering services and related fees from MVC shortfall adjustments. Under Topic 606, we recognize customer obligations under their MVCs as revenue and contract assets when (i) we consider it remote that the customer will utilize shortfall payments to offset gathering or processing fees in excess of its MVCs in subsequent periods; (ii) the customer incurs a shortfall in a contract with no banking mechanism or claw back provision; (iii) the customer’s banking mechanism has expired; or (iv) it is remote that the customer will use its unexercised right.

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

How We Evaluate Our Operations

We conduct and report our operations in the midstream energy industry through eight reportable segments:

•	the Utica Shale, which is served by Summit Utica;
•	Ohio Gathering, which includes our ownership interest in OGC and OCC;
•	the Williston Basin, which is served by Polar and Divide and Bison Midstream;
•	the DJ Basin, which is served by Niobrara G&P;
•	the Permian Basin, which is served by Summit Permian;
•	the Piceance Basin, which is served by Grand River;
•	the Barnett Shale, which is served by DFW Midstream; and
•	the Marcellus Shale, which is served by Mountaineer Midstream.

Additionally, until March 22, 2019, we owned Tioga Midstream, a crude oil, produced water and associated natural gas gathering system operating in the Williston Basin, which includes the Bakken and Three Forks shale formations in northwestern North Dakota. Refer to Note 17 to the unaudited condensed consolidated financial statements for details on the sale of Tioga Midstream.

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

We review these metrics on a regular basis for consistency and trend analysis. There have been no changes in the composition or characteristics of these metrics during the three and six months ended June 30, 2019.

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

Results of Operations

Consolidated Overview for the Three and Six Months Ended June 30, 2019 and 2018

The following table presents certain consolidated and operating data.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In thousands)
Revenues:
Gathering services and related fees	$75,107	$89,585	$162,071	$173,946
Natural gas, NGLs and condensate sales	18,291	31,891	56,219	58,008
Other revenues	6,288	6,707	12,804	13,549
Total revenues	99,686	128,183	231,094	245,503
Costs and expenses:
Cost of natural gas and NGLs	11,571	24,384	43,330	44,670
Operation and maintenance	23,718	24,466	47,940	49,070
General and administrative	10,214	13,484	27,495	27,926
Depreciation and amortization	26,800	26,784	54,527	53,461
Transaction costs	—	—	950	—
(Gain) loss on asset sales, net	(287)	62	(1,248)	(12)
Long-lived asset impairment	70	587	45,021	587
Total costs and expenses	72,086	89,767	218,015	175,702
Other income	83	27	292	20
Interest expense	(17,941)	(14,837)	(35,468)	(29,959)
Deferred Purchase Price Obligation	(3,712)	(69,305)	(8,139)	(90,963)
Income (loss) before income taxes and loss from equity method investees	6,030	(45,699)	(30,236)	(51,101)
Income tax expense	(1,142)	(294)	(1,349)	(123)
Loss from equity method investees	(79)	(3,920)	(520)	(2,534)
Net income (loss)	$4,809	$(49,913)	$(32,105)	$(53,758)

Volume throughput (1):
Aggregate average daily throughput - natural gas (MMcf/d)	1,368	1,797	1,419	1,767
Aggregate average daily throughput - liquids (Mbbl/d)	94.3	88.9	98.6	86.9

(1) Exclusive of volume throughput for Ohio Gathering. For additional information, see the "Ohio Gathering" section herein.

Volumes – Gas.  Natural gas throughput volumes decreased 429 MMcf/d compared to the three months ended June 30, 2018, primarily reflecting:

•	a volume throughput decrease of 177 MMcf/d for the Marcellus Shale segment.
•	a volume throughput decrease of 155 MMcf/d for the Utica Shale segment.
•	a volume throughput decrease of 98 MMcf/d for the Piceance Basin segment.

Natural gas throughput volumes decreased 348 MMcf/d compared to the six months ended June 30, 2018, primarily reflecting:

•	a volume throughput decrease of 160 MMcf/d for the Marcellus Shale segment.
•	a volume throughput decrease of 113 MMcf/d for the Utica Shale segment.
•	a volume throughput decrease of 89 MMcf/d for the Piceance Basin segment.

Volumes – Liquids. Crude oil and produced water throughput volumes in the Williston Basin segment increased 5.4 Mbbl/d and 11.7 Mbbl/d, respectively, compared to the three and six months ended June 30, 2018.

For additional information on volumes, see the "Segment Overview for the Three and Six Months Ended June 30, 2019 and 2018" section herein.

Revenues.  Total revenues decreased $28.5 million compared to the three months ended June 30, 2018 primarily comprised of a $14.5 million decrease in gathering services and related fees and a $13.6 million decrease in natural gas, NGLs and condensate sales.

Gathering Services and Related Fees. Gathering services and related fees decreased $14.5 million compared to the three months ended June 30, 2018, primarily reflecting:

•

a $7.4 million decrease in gathering services and related fees in the Williston Basin primarily reflecting (i) $5.4 million in lower MVC shortfall revenue attributable to the timing of revenue recognition and (ii) a $3.0 million decrease in gathering services and related fees attributable to the sale of the Tioga Midstream system on March 22, 2019, whose 2019 financial results are included for the period from January 1, 2019 through March 22, 2019. This was partially offset by an increase relating to higher liquids volume throughput in the Williston Basin due to increased drilling activity.

•	a $3.1 million decrease in gathering services and related fees in the Piceance Basin relating to lower volume throughput due to lower drilling activity and natural production declines.
•

a $2.8 million decrease in gathering services and related fees in the Utica Shale due to natural production declines on existing wells partially offset by the completion of new wells at the end of the fourth quarter of 2018 and in the first half of 2019.

•

a $1.5 million decrease in gathering services and related fees in the Barnett Shale primarily reflecting lower volume throughput and lower gathering rate mix. Also impacting 2019 revenues was the presentation of $1.2 million of gathering services as a reduction to cost of natural gas and NGLs due to the transfer of certain marketing arrangements from Corporate and Other to our DFW Midstream operations.

•	a $2.2 million decrease in gathering services and related fees in the Marcellus Shale relating to lower volume throughput due to natural production declines.
•

a $1.5 million increase in gathering services and related fees in the DJ Basin relating to higher volume throughput due to increased drilling activity and a more favorable volume mix from customers, partially offset by natural production declines.

•	$0.6 million in gathering services and related fees in the Permian Basin (commissioned in the fourth quarter of 2018).

Natural Gas, NGLs and Condensate Sales. Natural gas, NGLs and condensate sales decreased $13.6 million compared to the three months ended June 30, 2018, primarily reflecting lower natural gas, NGL and crude oil marketing services.

Total revenues decreased $14.4 million compared to the six months ended June 30, 2018 primarily comprised of an $11.9 million decrease in gathering services and related fees and a $1.8 million decrease in natural gas, NGLs and condensate sales.

Gathering Services and Related Fees. Gathering services and related fees decreased $11.9 million compared to the six months ended June 30, 2018, primarily reflecting:

•

a $5.4 million decrease in gathering services and related fees in the Utica Shale due to a combination of natural production declines on existing wells together with increased temporary production curtailments associated with infill drilling, completion activity and other operational downtime associated with customers on existing pad sites, partially offset by the completion of new wells at the end of the fourth quarter of 2018 and in the first half of 2019.

•	a $4.4 million decrease in gathering services and related fees in the Piceance Basin relating to lower volume throughput due to lower drilling activity and natural production declines.
•	a $3.8 million decrease in gathering services and related fees in the Marcellus Shale relating to lower volume throughput due to natural production declines.

•

a $2.1 million decrease in gathering services and related fees in the Barnett Shale primarily reflecting lower volume throughput and lower gathering rate mix. Also impacting 2019 revenues was the presentation of $1.2 million of gathering services as a reduction to cost of natural gas and NGLs due to the transfer of certain marketing arrangements from Corporate and Other to our DFW Midstream operations.

•

a $3.1 million increase in gathering services and related fees in the DJ Basin relating to higher volume throughput due to increased drilling activity and a more favorable volume mix from customers, partially offset by natural production declines.

•	$1.0 million in gathering services and related fees in the Permian Basin (commissioned in the fourth quarter of 2018).
•

a $0.6 million increase in gathering services and related fees in the Williston Basin primarily reflecting higher liquids volume throughput due to increased drilling activity. This was partially offset by a $4.4 million decrease in gathering services and related fees attributable to the sale of the Tioga Midstream system on March 22, 2019, whose 2019 financial results are included for the period from January 1, 2019 through March 22, 2019.

Natural Gas, NGLs and Condensate Sales. Natural gas, NGLs and condensate sales decreased $1.8 million compared to the six months ended June 30, 2018, primarily reflecting lower natural gas, NGL and crude oil marketing services.

Costs and Expenses. Total costs and expenses decreased $17.7 million, compared to the three months ended June 30, 2018 primarily reflecting:

•	a $12.8 million decrease in natural gas, NGLs and condensate purchases primarily driven by lower natural gas, NGL and crude oil marketing activity.
•	a $3.3 million decrease in general and administrative expense due to a $2.0 million decrease in compensation expense and a $1.3 million decrease in professional service fees.
•	a $0.7 million decrease in operation and maintenance expense.

Total costs and expenses increased $42.3 million, compared to the six months ended June 30, 2018 primarily reflecting:

•	the recognition of $34.7 million of certain long-lived asset impairments in the DJ Basin.
•	the recognition of $10.2 million of certain long-lived asset impairments in the Barnett Shale.
•	a $1.1 million increase in depreciation and amortization, which was primarily driven by the assets placed into service in the Permian Basin.
•

a $0.4 million decrease in general and administrative expense primarily due to a $1.7 million decrease in compensation expense and a $1.6 million decrease in professional service fees, partially offset by the recognition of $3.4 million in severance expense relating to our former Chief Executive Officer.

•	a $1.3 million decrease in natural gas, NGLs and condensate purchases primarily driven by lower natural gas, NGL and crude oil marketing activity.
•	a $1.1 million decrease in operation and maintenance expense.

Cost of Natural Gas and NGLs. Cost of natural gas and NGLs decreased $12.8 million and $1.3 million compared to the three and six months ended June 30, 2018, primarily driven by lower natural gas, NGL and crude oil marketing activity.

Operation and Maintenance. Operation and maintenance expense decreased $0.7 million and $1.1 million compared to the three and six months ended June 30, 2018.

General and Administrative. General and administrative expense decreased $3.3 million compared to the three months ended June 30, 2018 due to a $2.0 million decrease in compensation expense and a $1.3 million decrease in professional service fees.

General and administrative expense decreased $0.4 million compared to the six months ended June 30, 2018 primarily due to a $1.7 million decrease in compensation expense and a $1.6 million decrease in professional service fees, partially offset by the recognition of $3.4 million in severance expense relating to our former Chief Executive Officer.

Depreciation and Amortization. Depreciation and amortization expense increased $1.1 million compared to the six months ended June 30, 2018, primarily due to the assets placed into service in the Permian Basin.

Transaction Costs. Transaction costs recognized during the six months ended June 30, 2019 relate to financial advisory costs primarily associated with the Equity Restructuring.

Interest Expense. Interest expense increased $3.1 million and $5.5 million compared to the three and six months ended June 30, 2018, primarily as a result of a higher average outstanding balance on the Revolving Credit Facility.

Deferred Purchase Price Obligation. Deferred Purchase Price Obligation recognized during the three and six months ended June 30, 2019 represents the change in present value to Remaining Consideration in connection with the 2016 Drop Down (see Note 17 to the unaudited condensed consolidated financial statements).

For additional information, see the "Segment Overview for the Three and Six Months Ended June 30, 2019 and 2018" and "Corporate and Other Overview for the Three and Six Months Ended June 30, 2019 and 2018" sections herein.

Segment Overview for the Three and Six Months Ended June 30, 2019 and 2018

Utica Shale. The Utica Shale reportable segment includes the Summit Utica system. Volume throughput for our Summit Utica system follows.

	Utica Shale
	Three months ended June 30,			Six months ended June 30,
	2019	2018	Percentage Change	2019	2018	Percentage Change
Average daily throughput (MMcf/d)	260	415	(37%)	273	386	(29%)
Volume throughput declined compared to the three and six months ended June 30, 2018 due to natural production declines from existing wells on pad sites connected to the Summit Utica, partially offset by the completion of new wells at the end of the fourth quarter of 2018 and in the first half of 2019. For the six months ended June 30, 2019, volume throughput was impacted by an increase in temporary production curtailments associated with infill drilling, completion activity and other operational downtime associated with customers on existing pad sites.

Financial data for our Utica Shale reportable segment follows.

	Utica Shale
	Three months ended June 30,			Six months ended June 30,
	2019	2018	Percentage Change	2019	2018	Percentage Change
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$7,591	$10,422	(27%)	$15,086	$20,463	(26%)
Total revenues	7,591	10,422	(27%)	15,086	20,463	(26%)
Costs and expenses:
Operation and maintenance	871	1,090	(20%)	2,087	2,309	(10%)
General and administrative	76	105	(28%)	157	207	(24%)
Depreciation and amortization	1,923	2,033	(5%)	3,831	3,886	(1%)
Total costs and expenses	2,870	3,228	(11%)	6,075	6,402	(5%)
Add:
Depreciation and amortization	1,923	2,033		3,831	3,886
Adjustments related to capital reimbursement activity	(4)	(4)		(9)	(9)
Segment adjusted EBITDA	$6,640	$9,223	(28%)	$12,833	$17,938	(28%)

Three and Six months ended June 30, 2019. Segment adjusted EBITDA decreased $2.6 million and $5.1 million compared to the three and six months ended June 30, 2018 primarily due to volume throughput declines discussed above.

Ohio Gathering.  The Ohio Gathering reportable segment includes OGC and OCC. We account for our investment in Ohio Gathering using the equity method. We recognize our proportionate share of earnings or loss in net income on a one-month lag based on the financial information available to us during the reporting period.

Gross volume throughput for Ohio Gathering, based on a one-month lag follows.

	Ohio Gathering
	Three months ended June 30,			Six months ended June 30,
	2019	2018	Percentage Change	2019	2018	Percentage Change
Average daily throughput (MMcf/d)	713	727	(2%)	712	749	(5%)

Volume throughput for Ohio Gathering decreased compared to the three and six months ended June 30, 2018 as a result of natural production declines on existing wells on the system, partially offset by the completion of new wells.

Financial data for our Ohio Gathering reportable segment, based on a one-month lag follows.

	Ohio Gathering
	Three months ended June 30,			Six months ended June 30,
	2019	2018	Percentage Change	2019	2018	Percentage Change
	(Dollars in thousands)
Proportional adjusted EBITDA for equity method investees	$9,939	$8,935	11%	$19,149	$19,412	(1%)
Segment adjusted EBITDA	$9,939	$8,935	11%	$19,149	$19,412	(1%)

Segment adjusted EBITDA for Ohio Gathering increased $1.0 million compared to the three months ended June 30, 2018 primarily as a result of lower expenses.

Segment adjusted EBITDA for Ohio Gathering decreased $0.3 million compared to the six months ended June 30, 2018.

Williston Basin.  The Polar and Divide, Bison Midstream and Tioga Midstream (through March 22, 2019; refer to Note 17 for details on the sale of Tioga Midstream) systems provide our midstream services for the Williston Basin reportable segment. Volume throughput for our Williston Basin reportable segment follows.

	Williston Basin
	Three months ended June 30,			Six months ended June 30,
	2019	2018	Percentage Change	2019	2018	Percentage Change
Aggregate average daily throughput - natural gas (MMcf/d)	11	18	(39%)	13	18	(28%)

Aggregate average daily throughput - liquids (Mbbl/d)	94.3	88.9	6%	98.6	86.9	13%

Natural gas. Natural gas volume throughput decreased compared to the three and six months ended June 30, 2018 primarily reflecting natural production declines, the sale of Tioga Midstream and operational downtime on the Bison Midstream system.

Liquids. The increase in liquids volume throughput compared to the three and six months ended June 30, 2018, primarily reflected well completion activity by existing customers on our Polar and Divide system in 2018 and in the first half of 2019 as well as the addition of new customers, partially offset by the sale of Tioga Midstream and natural production declines.

Financial data for our Williston Basin reportable segment follows.

	Williston Basin
	Three months ended June 30,			Six months ended June 30,
	2019	2018	Percentage Change	2019	2018	Percentage Change
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$15,685	$23,106	(32%)	$41,391	$40,772	2%
Natural gas, NGLs and condensate sales	3,768	7,350	(49%)	9,353	15,196	(38%)
Other revenues	2,670	2,960	(10%)	5,578	5,872	(5%)
Total revenues	22,123	33,416	(34%)	56,322	61,840	(9%)
Costs and expenses:
Cost of natural gas and NGLs	1,052	4,200	(75%)	3,761	8,808	(57%)
Operation and maintenance	5,706	5,885	(3%)	12,222	12,710	(4%)
General and administrative	371	597	(38%)	712	1,364	(48%)
Depreciation and amortization	4,734	5,622	(16%)	10,170	11,231	(9%)
(Gain) loss on asset sales, net	(175)	62	*	(1,143)	62	*
Long-lived asset impairment	8	—	*	18	—	*
Total costs and expenses	11,696	16,366	(29%)	25,740	34,175	(25%)
Add:
Depreciation and amortization	4,734	5,622		10,170	11,231
Adjustments related to MVC shortfall payments	2,081	(3,386)		(3,468)	(3,386)
Adjustments related to capital reimbursement activity	(425)	(318)		(775)	(572)
(Gain) loss on asset sales, net	(175)	62		(1,143)	62
Long-lived asset impairment	8	—		18	—
Segment adjusted EBITDA	$16,650	$19,030	(13%)	$35,384	$35,000	1%

* Not considered meaningful

Three months ended June 30, 2019. Segment adjusted EBITDA decreased $2.4 million compared to the three months ended June 30, 2018 primarily reflecting:

•

$2.3 million of segment adjusted EBITDA contributed by the Tioga Midstream system for the three months ended June 30, 2018 with no corresponding contribution in the three months ended June 30, 2019 due to the sale of Tioga Midstream on March 22, 2019. We also experienced lower natural gas volume throughput primarily reflecting natural production declines and operational downtime on the Bison Midstream system. The operational downtime was due to third party maintenance on infrastructure located downstream of the Bison Midstream system, which created an operational disruption on the Bison Midstream system for approximately 15 days during the quarter. This was partially offset by higher liquids volume throughput on our Polar and Divide system due to increased drilling activity in 2018 and in the first half of 2019.

Six months ended June 30, 2019. Segment adjusted EBITDA increased $0.4 million compared to the six months ended June 30, 2018 primarily reflecting:

•

Higher liquids volume throughput on our Polar and Divide system due to increased drilling activity in 2018 and in the first half of 2019. This was partially offset by a decrease of $3.4 million of segment adjusted EBITDA contributed by the Tioga Midstream system compared to the six months ended June 30, 2018 due to the sale of Tioga Midstream on March 22, 2019. We also experienced lower natural gas volume throughput primarily reflecting natural production declines and operational downtime on the Bison Midstream system. The operational downtime was due to third party maintenance on infrastructure located downstream of the Bison Midstream system, which created an operational disruption on the Bison Midstream system for approximately 15 days during the quarter.

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

	DJ Basin
	Three months ended June 30,			Six months ended June 30,
	2019	2018	Percentage Change	2019	2018	Percentage Change
Average daily throughput (MMcf/d)	20	16	25%	21	15	40%

Volume throughput increased during the three and six months ended June 30, 2018, compared to the prior periods, primarily as a result of ongoing drilling and completion activity across our service area partially offset by natural production declines.

Financial data for our DJ Basin reportable segment follows.

	DJ Basin
	Three months ended June 30,			Six months ended June 30,
	2019	2018	Percentage Change	2019	2018	Percentage Change
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$4,021	$2,509	60%	$7,745	$4,688	65%
Natural gas, NGLs and condensate sales	101	79	28%	186	159	17%
Other revenues	1,034	969	7%	2,041	1,726	18%
Total revenues	5,156	3,557	45%	9,972	6,573	52%
Costs and expenses:
Cost of natural gas and NGLs	—	7	*	10	14	(29%)
Operation and maintenance	2,028	1,630	24%	3,877	3,106	25%
General and administrative	60	835	(93%)	132	957	(86%)
Depreciation and amortization	464	784	(41%)	1,263	1,565	(19%)
Long-lived asset impairment	38	—	*	34,759	—	*
Total costs and expenses	2,590	3,256	(20%)	40,041	5,642	610%
Add:
Depreciation and amortization	464	784		1,263	1,565
Adjustments related to capital reimbursement activity	(252)	(126)		(464)	(216)
Long-lived asset impairment	38	—		34,759	—
Segment adjusted EBITDA	$2,816	$959	194%	$5,489	$2,280	141%

* Not considered meaningful

Three months ended June 30, 2019. Segment adjusted EBITDA increased $1.9 million compared to the three months ended June 30, 2018, primarily reflecting:

•

A $1.5 million increase in gathering services and related fees primarily as a result of volume growth from ongoing drilling and completion activity and a more favorable volume mix from customers, partially offset by natural production declines.

•	a $0.8 million decrease in general and administrative expense primarily due to lower professional service fees.
•	a $0.4 million increase in operation and maintenance expense primarily due to higher costs to support increased volumes.

Six months ended June 30, 2019. Segment adjusted EBITDA increased $3.2 million compared to the six months ended June 30, 2018, primarily reflecting:

•

A $3.1 million increase in gathering services and related fees primarily as a result of volume growth from ongoing drilling and completion activity and a more favorable volume mix from customers, partially offset by natural production declines.

•	a $0.8 million decrease in general and administrative expense primarily due to lower professional service fees.
•	a $0.8 million increase in operation and maintenance expense primarily due to higher costs to support volume growth.

Other items to note:

•

During the quarter ended March 31, 2019, we impaired certain long-lived assets in the DJ Basin (see Note 5 to the unaudited condensed consolidated financial statements). The impairment had no impact on segment adjusted EBITDA for the three and six months ended June 30, 2019.

Permian Basin.  The Summit Permian system provides our midstream services for the Permian Basin reportable segment, which commenced operations late in the fourth quarter of 2018.

Average daily volume throughput during the three and six months ended June 30, 2019 totaled 17 MMcf/d and 16 MMcf/d, respectively.

Financial data for our Permian Basin reportable segment follows.

	Permian Basin
	Three months ended June 30, 2019	Six months ended June 30, 2019
	(In thousands)
Revenues:
Gathering services and related fees	$586	$952
Natural gas, NGLs and condensate sales	2,406	6,627
Other revenues	49	81
Total revenues	3,041	7,660
Costs and expenses:
Cost of natural gas and NGLs	1,882	6,127
Operation and maintenance	1,733	2,624
General and administrative	82	115
Depreciation and amortization	1,163	2,235
Gain on asset sales, net	(120)	(120)
Long-lived asset impairment	8	8
Total costs and expenses	4,748	10,989
Add:
Depreciation and amortization	1,163	2,235
Gain on asset sales, net	(120)	(120)
Long-lived asset impairment	8	8
Segment adjusted EBITDA	$(656)	$(1,206)

Three and Six months ended June 30, 2019. Segment adjusted EBITDA totaled ($0.7) million and ($1.2) million for the three and six months ended June 30, 2019, respectively, primarily reflecting fixed operating costs associated with commissioning and operating the Lane processing plant and certain inefficiencies and higher fuel costs associated with lower plant utilization and initial production volumes.

Piceance Basin.  The Grand River system provides midstream services for the Piceance Basin reportable segment. Volume throughput for our Piceance Basin reportable segment follows.

	Piceance Basin
	Three months ended June 30,			Six months ended June 30,
	2019	2018	Percentage Change	2019	2018	Percentage Change
Aggregate average daily throughput (MMcf/d)	462	560	(18%)	473	562	(16%)

Volume throughput decreased compared to the three and six months ended June 30, 2018, primarily as a result of natural production declines and operational downtime, partially offset by drilling and completion activity that occurred across our service area through the third quarter of 2018.

Financial data for our Piceance Basin reportable segment follows.

	Piceance Basin
	Three months ended June 30,			Six months ended June 30,
	2019	2018	Percentage Change	2019	2018	Percentage Change
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$30,555	$33,661	(9%)	$62,395	$66,776	(7%)
Natural gas, NGLs and condensate sales	2,104	4,596	(54%)	4,406	8,841	(50%)
Other revenues	945	1,178	(20%)	2,083	2,389	(13%)
Total revenues	33,604	39,435	(15%)	68,884	78,006	(12%)
Costs and expenses:
Cost of natural gas and NGLs	1,280	2,952	(57%)	2,753	5,513	(50%)
Operation and maintenance	7,108	9,538	(25%)	14,407	17,382	(17%)
General and administrative	302	383	(21%)	596	709	(16%)
Depreciation and amortization	11,810	11,666	1%	23,601	23,440	1%
Loss on asset sales, net	3	—	*	3	—	*
Total costs and expenses	20,503	24,539	(16%)	41,360	47,044	(12%)
Add:
Depreciation and amortization	11,810	11,666		23,601	23,440
Loss on asset sales, net	3	—		3	—
Adjustments related to MVC shortfall payments	—	(93)		(103)	(93)
Adjustments related to capital reimbursement activity	(330)	245		(442)	319
Segment adjusted EBITDA	$24,584	$26,714	(8%)	$50,583	$54,628	(7%)

*Not considered meaningful

Three months ended June 30, 2019. Segment adjusted EBITDA decreased $2.1 million compared to the three months ended June 30, 2018, primarily reflecting:

•	a $3.1 million decrease in gathering services and related fees as a result of natural production declines and operational downtime.
•

a $0.8 million decrease in natural gas, NGLs and condensate activity (sales and purchases) as a result of lower volume throughput and lower commodity prices associated with the sale of NGLs and condensate.

•	a $2.4 million decrease in operation and maintenance expense primarily due to a $1.6 million reduction in planned compressor overhaul maintenance costs and $0.5 million in lower compensation expense.

Six months ended June 30, 2019. Segment adjusted EBITDA decreased $4.0 million compared to the six months ended June 30, 2018, primarily reflecting:

•	a $4.4 million decrease in gathering services and related fees as a result of natural production declines and operational downtime.
•

a $1.7 million decrease in natural gas, NGLs and condensate activity (sales and purchases) as a result of lower volume throughput and lower commodity prices associated with the sale of NGLs and condensate.

•

a $3.0 million decrease in operation and maintenance expense primarily due to a $1.8 million reduction in planned compressor overhaul maintenance costs, $0.7 million in lower compensation expense and $0.3 million in lower property taxes.

Barnett Shale. The DFW Midstream system provides our midstream services for the Barnett Shale reportable segment. Volume throughput for our Barnett Shale reportable segment follows.

	Barnett Shale
	Three months ended June 30,			Six months ended June 30,
	2019	2018	Percentage Change	2019	2018	Percentage Change
Average daily throughput (MMcf/d)	251	264	(5%)	260	263	(1%)

Volume throughput declined compared to the three and six months ended June 30, 2018 reflecting natural production declines, partially offset by new volumes from well completion activity during the first quarter of 2019.

Financial data for our Barnett Shale reportable segment follows.

	Barnett Shale
	Three months ended June 30,			Six months ended June 30,
	2019	2018	Percentage Change	2019	2018	Percentage Change
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$11,428	$14,080	(19%)	$24,453	$27,717	(12%)
Natural gas, NGLs and condensate sales	6,273	381	1546%	6,877	926	643%
Other revenues (1)	1,646	1,694	(3%)	3,302	3,682	(10%)
Total revenues	19,347	16,155	20%	34,632	32,325	7%
Costs and expenses:
Cost of natural gas and NGLs	4,574	—	*	4,574	—	*
Operation and maintenance	5,116	4,942	4%	10,614	11,115	(5%)
General and administrative	238	235	1%	466	546	(15%)
Depreciation and amortization	3,804	3,909	(3%)	7,745	7,817	(1%)
Loss (gain) on asset sales, net	—	—	*	7	(74)	(109%)
Long-lived asset impairment	16	—	*	10,236	—	*
Total costs and expenses	13,748	9,086	51%	33,642	19,404	73%
Add:
Depreciation and amortization	4,167	3,759		8,497	7,516
Adjustments related to MVC shortfall payments	1,452	(63)		2,905	(63)
Adjustments related to capital reimbursement activity	(26)	328		(53)	652
Loss (gain) on asset sales, net	—	—		7	(74)
Long-lived asset impairment	16	—		10,236	—
Segment adjusted EBITDA	$11,208	$11,093	1%	$22,582	$20,952	8%

*Not considered meaningful

(1) Includes the amortization expense associated with our favorable and unfavorable (in 2018) gas gathering contracts as reported in other revenues.

Three months ended June 30, 2019. Segment adjusted EBITDA was flat compared to the three months ended June 30, 2018 primarily reflecting:

•

a $1.5 million increase in adjustments related to MVC shortfall payments attributable to an expected cumulative shortfall payment from a certain customer due in the fourth quarter of 2019, offset by a $1.5 million decrease in gathering services and related fees primarily reflecting lower volume throughput and lower gathering rate mix. Also impacting 2019 revenues was the presentation of $1.2 million of gathering services as a reduction to cost of natural gas and NGLs due to the transfer of certain marketing arrangements from Corporate and Other to our DFW Midstream operations.

Six months ended June 30, 2019. Segment adjusted EBITDA increased $1.6 million compared to the six months ended June 30, 2018 primarily reflecting:

•

a $2.9 million increase in adjustments related to MVC shortfall payments attributable to an expected cumulative shortfall payment from a certain customer due in the fourth quarter of 2019, partially offset by a $2.1 million decrease in gathering services and related fees primarily reflecting lower volume throughput and lower gathering rate mix. Also impacting 2019 revenues was the presentation of $1.2 million of gathering services as a reduction to cost of natural gas and NGLs due to the transfer of certain marketing arrangements from Corporate and Other to our DFW Midstream operations.

•	a $0.5 million decrease in various operation and maintenance expenses.

Other items to note:

•

In March 2019, we impaired certain long-lived assets in the Barnett Shale (see Note 5 to the unaudited condensed consolidated financial statements). The impairment had no impact on segment adjusted EBITDA for the three and six months ended June 30, 2019.

Marcellus Shale.  The Mountaineer Midstream system provides our midstream services for the Marcellus Shale reportable segment. Volume throughput for the Marcellus Shale reportable segment follows.

	Marcellus Shale
	Three months ended June 30,			Six months ended June 30,
	2019	2018	Percentage Change	2019	2018	Percentage Change
Average daily throughput (MMcf/d)	347	524	(34%)	363	523	(31%)

Volume throughput decreased compared to the three and six months ended June 30, 2018 primarily due to natural production declines.

Financial data for our Marcellus Shale reportable segment follows.

	Marcellus Shale
	Three months ended June 30,			Six months ended June 30,
	2019	2018	Percentage Change	2019	2018	Percentage Change
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$5,897	$8,050	(27%)	$12,094	$15,875	(24%)
Total revenues	5,897	8,050	(27%)	12,094	15,875	(24%)
Costs and expenses:
Operation and maintenance	1,155	1,400	(18%)	2,109	2,426	(13%)
General and administrative	97	97	*	189	211	(10%)
Depreciation and amortization	2,286	2,274	1%	4,569	4,546	1%
Total costs and expenses	3,538	3,771	(6%)	6,867	7,183	(4%)
Add:
Depreciation and amortization	2,286	2,274		4,569	4,546
Adjustments related to capital reimbursement activity	(10)	(10)		(19)	(19)
Segment adjusted EBITDA	$4,635	$6,543	(29%)	$9,777	$13,219	(26%)

*Not considered meaningful

Three months ended June 30, 2019. Segment adjusted EBITDA decreased $1.9 million compared to the three months ended June 30, 2018 primarily reflecting:

•	a $2.2 million decrease in gathering services and related fees as a result of volume declines.
•	a $0.2 million decrease in operation and maintenance expense.

Six months ended June 30, 2019. Segment adjusted EBITDA decreased $3.4 million compared to the six months ended June 30, 2018 primarily reflecting:

•	a $3.8 million decrease in gathering services and related fees as a result of volume declines.
•	a $0.3 million decrease in operation and maintenance expense.

Corporate and Other Overview for the Three and Six Months Ended June 30, 2019 and 2018

Corporate and Other represents those results that are not specifically attributable to a reportable segment or that have not been allocated to our reportable segments, including certain general and administrative expense items, natural gas and crude oil marketing services, transaction costs, interest expense and the change in the Deferred Purchase Price Obligation.

	Corporate and Other
	Three months ended June 30,			Six months ended June 30,
	2019	2018	Percentage Change	2019	2018	Percentage Change
	(Dollars in thousands)
Revenues:
Total revenues	2,927	17,148	(83%)	$26,444	$30,421	(13%)
Costs and expenses:
Cost of natural gas and NGLs	2,783	17,225	(84%)	26,105	30,334	(14%)
General and administrative	8,988	11,233	(20%)	25,128	23,933	5%
Transaction costs	—	—	*	950	—	*
Interest expense	17,941	14,837	21%	35,468	29,959	18%
Deferred Purchase Price Obligation	3,712	69,305	*	8,139	90,963	*

* Not considered meaningful

Total Revenues. Total revenues attributable to Corporate and Other was due to natural gas, NGL and crude oil marketing services (primarily natural gas sales). The decrease of $14.2 million and $4.0 million for the three and six months ended June 30, 2019, respectively, was attributable to lower natural gas, NGL and crude oil marketing activity.

Cost of Natural Gas and NGLs. Cost of natural gas and NGLs attributable to Corporate and Other was due to natural gas, NGL and crude oil marketing services. The decrease of $14.4 million and $4.2 million for the three and six months ended June 30, 2019, respectively, was attributable to lower marketing activity.

General and Administrative. General and administrative expense decreased $2.2 million, compared to the three months ended June 30, 2018 primarily due to a $2.0 million decrease in compensation expense and a $0.4 million decrease in professional service fees.

General and administrative expense increased $1.2 million, compared to the six months ended June 30, 2018 primarily due to the recognition of $3.4 million in severance expense relating to our former Chief Executive Officer partially offset by a $1.7 million decrease in compensation expense.

Transaction costs. Transaction costs recognized during the six months ended June 30, 2019 relate to financial advisory costs primarily associated with the Equity Restructuring.

Interest Expense. Interest expense increased $3.1 million and $5.5 million compared to the three and six months ended June 30, 2018, respectively, primarily as a result of a higher average outstanding balance on the Revolving Credit Facility.

Deferred Purchase Price Obligation. Deferred Purchase Price Obligation recognized during the three and six months ended June 30, 2019 represents the change in present value to Remaining Consideration in connection with the 2016 Drop Down (see Note 17 to the unaudited condensed consolidated financial statements).

Liquidity and Capital Resources

Based on the terms of our Partnership Agreement, we expect that we will distribute to our unitholders most of the cash generated by our operations. As a result, we expect to fund future capital expenditures from cash and cash equivalents on hand, cash flows generated from our operations, borrowings under our Revolving Credit Facility, future issuances of debt, equity and preferred equity securities and proceeds from potential asset divestitures.

Capital Markets Activity

We had no capital markets activity during the six months ended June 30, 2019. For additional information, see the "Liquidity and Capital Resources—Capital Markets Activity" section of MD&A included in the 2018 Annual Report.

Debt

Revolving Credit Facility. We have a $1.25 billion senior secured Revolving Credit Facility. As of June 30, 2019, the outstanding balance of the Revolving Credit Facility was $573.0 million and the unused portion totaled $667.9 million, after giving effect to the issuance thereunder of a $9.1 million outstanding but undrawn irrevocable standby letter of credit. There were no defaults or events of default during the six months ended June 30, 2019, and, as of June 30, 2019, we were in compliance with the financial covenants in the Revolving Credit Facility. In June 2019, we executed the second amendment to the third amended and restated credit agreement that, among other things, made accommodations for the Agreement, and the transactions contemplated thereby, and designated Double E as an unrestricted subsidiary under the Revolving Credit Facility. See Notes 10 and 16 to the unaudited condensed consolidated financial statements for more information on the Revolving Credit Facility and the issuance of the $9.1 million letter of credit, respectively. A copy of the amendment is filed as Exhibit 10.2 to this report on Form 10-Q.

Senior Notes. In February 2017, the Co-Issuers co-issued $500.0 million 5.75% Senior Notes. In July 2014, the Co-Issuers co-issued $300.0 million of 5.50% Senior Notes. There were no defaults or events of default as of and for the six months ended June 30, 2019 on either series of senior notes.

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

Cash Flows

The components of the net change in cash and cash equivalents were as follows:

	Six months ended June 30,
	2019	2018
	(In thousands)
Net cash provided by operating activities	$96,246	$110,049
Net cash used in investing activities	(20,160)	(90,204)
Net cash used in financing activities	(79,896)	(13,063)
Net change in cash and cash equivalents	$(3,810)	$6,782

Operating activities. Cash flows from operating activities for the six months ended June 30, 2019 primarily reflected:

•	a $6.5 million increase in cash interest payments; and
•	other changes in working capital.

Investing activities. Cash flows used in investing activities during the six months ended June 30, 2019 primarily reflected:

•	$89.5 million of net proceeds from the Tioga Midstream sale;
•

$111.1 million of capital expenditures primarily attributable to the ongoing development of the DJ Basin of $50.4 million, Summit Permian of $28.2 million, Corporate and Other, which includes $15.4 million of capital expenditures relating to the Project, and the Williston Basin of $14.2 million;

•	$7.3 million for a distribution from an equity method investment; and
•	$5.9 million for an investment in an equity method investee.

Cash flows used in investing activities during the six months ended June 30, 2018 primarily reflected $90.4 million of capital expenditures attributable to the development of the Summit Permian system as well as the continued development in the DJ Basin.

Financing activities. Cash flows used in financing activities during the six months ended June 30, 2019 primarily reflected:

•	$83.3 million of distributions;
•	$107.0 million of net borrowings under our Revolving Credit Facility; and
•	$100.0 million payment on the Deferred Purchase Price Obligation.

Cash flows used in financing activities during the six months ended June 30, 2018 primarily reflected:

•	$95.0 million of net borrowings under our Revolving Credit Facility; and
•	$104.5 million of distributions.

Contractual Obligations Update

In March 2016, we recognized the Deferred Purchase Price Obligation in connection with the 2016 Drop Down. Pursuant to the Equity Restructuring, in April 2019, the Partnership made a cash payment of $100 million to SMP Holdings in partial settlement of the Deferred Purchase Price Obligation. Following the payment, the Remaining Consideration was fixed at $303.5 million with such amount being payable by the Partnership in one or more payments over the period from March 1, 2020 through December 31, 2020, in (i) cash, (ii) the Partnership’s common units or (iii) a combination of cash and the Partnership’s common units, at the discretion of the Partnership. At least 50% of the Remaining Consideration must be paid on or before June 30, 2020 and interest will accrue at a rate of 8% per annum on any portion of the Remaining Consideration that remains unpaid after March 31, 2020.

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

For the six months ended June 30, 2019, cash paid for capital expenditures totaled $111.1 million (see Note 4 to the unaudited condensed consolidated financial statements) which included $7.0 million of maintenance capital expenditures. For the six months ended June 30, 2019, there were no contributions to Ohio Gathering and we contributed $5.3 million to Double E (see Note 8 to the unaudited condensed consolidated financial statements).

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of or during the six months ended June 30, 2019.

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

•	the ability to attract and retain key management personnel;
•	commercial bank and capital market conditions and the potential impact of changes or disruptions in the credit and/or capital markets;
•	changes in the availability and cost of capital and the results of our financing efforts, including availability of funds in the credit and/or capital markets;
•	restrictions placed on us by the agreements governing our debt and preferred equity instruments;
•	the availability, terms and cost of downstream transportation and processing services;
•	natural disasters, accidents, weather-related delays, casualty losses and other matters beyond our control;
•	operational risks and hazards inherent in the gathering, compression, treating and/or processing of natural gas, crude oil and produced water;
•	weather conditions and terrain in certain areas in which we operate;

•	any other issues that can result in deficiencies in the design, installation or operation of our gathering, compression, treating and processing facilities;
•

timely receipt of necessary government approvals and permits, our ability to control the costs of construction, including costs of materials, labor and rights-of-way and other factors that may impact our ability to complete projects within budget and on schedule;

•

our ability to finance our obligations related to the capital expenditures required for our projects, including potential asset divestitures and the impact any such divestitures could have on our results;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our current interest rate risk exposure is largely related to our debt portfolio. As of June 30, 2019, we had $800.0 million principal of fixed-rate Senior Notes and $573.0 million outstanding under our variable rate Revolving Credit Facility (see Note 10 to the unaudited condensed consolidated financial statements). While existing fixed-rate debt mitigates the downside impact of fluctuations in interest rates, future issuances of long-term debt could be impacted by increases in interest rates, which could result in higher overall interest costs. In addition, the borrowings under our Revolving Credit Facility, which have a variable interest rate, also expose us to the risk of increasing interest rates. Our current interest rate risk exposure has not changed materially since December 31, 2018. For additional information, see the "Interest Rate Risk" section included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the 2018 Annual Report.

Commodity Price Risk

We currently generate a majority of our revenues pursuant to primarily long-term and fee-based gathering agreements, many of which include MVCs and areas of mutual interest. Our direct commodity price exposure relates to (i) the sale of physical natural gas and/or NGLs purchased under percentage-of-proceeds and other processing arrangements with certain of our customers on the Bison Midstream, Grand River and Permian systems, (ii) the sale of natural gas we retain from certain DFW Midstream customers and (iii) the sale of condensate we retain from our gathering services at Grand River. Our gathering agreements with certain DFW Midstream customers permit us to retain a certain quantity of natural gas that we sell to offset the power costs we incur to operate our electric-drive compression assets. Our gathering agreements with our Grand River customers permit us to retain condensate volumes from the Grand River system gathering lines. We manage our direct exposure to natural gas and power prices through the use of forward power purchase contracts with wholesale power providers that require us to purchase a fixed quantity of power at a fixed heat rate based on prevailing natural gas prices on the Henry Hub Index. We sell retainage natural gas at prices that are based on the Henry Hub Index and/or the Atmos Zone 3 Index. By basing the power prices on an index and basin-relevant market, we are able to closely associate the relationship between the compression electricity expense and natural gas retainage sales. We do not enter into risk management contracts for speculative purposes. Our current commodity price risk exposure has not changed materially since December 31, 2018. For additional information, see the "Commodity Price Risk" section included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the 2018 Annual Report.

Item 4. Controls and Procedures.

Under the direction of our General Partner's Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of June 30, 2019 and (ii) no change in internal control over financial reporting occurred during the quarter ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

The risk factors contained in the Item 1A. Risk Factors of (i) the 2018 Annual Report and (ii) the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019 as filed with the SEC on May 10, 2019 are incorporated herein by reference except to the extent they address risks arising from or relating to the failure of events described therein to occur, which events have since occurred.

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

3.4		Certificate of Formation of Summit Midstream GP, LLC (Incorporated herein by reference to Exhibit 3.4 to SMLP's Form S-1 Registration Statement dated August 21, 2012 (Commission File No. 333-183466))
10.1	†	Form of Retention Bonus Agreement (Incorporated herein by reference to Exhibit 10.1 to SMLP’s Current Report on Form 8-K dated June 11, 2019 (Commission File Number 001-35666))
10.2	*	Second Amendment to Third Amended and Restated Credit Agreement dated as of June 26, 2019
31.1		Rule 13a-14(a)/15d-14(a) Certification, executed by Leonard W. Mallett, President, Chief Executive Officer and Director
31.2		Rule 13a-14(a)/15d-14(a) Certification, executed by Marc D. Stratton, Executive Vice President and Chief Financial Officer
32.1

Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Leonard W. Mallett, President, Chief Executive Officer and Director, and Marc D. Stratton, Executive Vice President and Chief Financial Officer

101.INS	**	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	**	XBRL Taxonomy Extension Schema
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase
101.LAB	**	XBRL Taxonomy Extension Label Linkbase
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase
104	**	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

† Management contract or compensatory plan or arrangement that is incorporated by reference pursuant to Item 9.01(d) of SMLP’s Form 8-K filed June 11, 2019 (Commission File Nos. 001-35666).

* Filed herewith.

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

Summit Midstream Partners, LP

(Registrant)

By: Summit Midstream GP, LLC (its General Partner)

August 9, 2019	/s/ Marc D. Stratton

Marc D. Stratton, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)