Form 10-Q
period 2019-09-30
Summit Midstream Partners, LP
filed 2019-11-08
CIK 1549922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐    Yes ☒    No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	As of October 31, 2019
Common Units	82,749,521 units

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
Guarantor Subsidiaries

Bison Midstream and its subsidiaries, Grand River and its subsidiary, DFW

    Midstream, Summit Marketing, Summit Permian, Permian Finance, Summit

    Niobrara, OpCo, Summit Utica, Meadowlark Midstream, Summit Permian II,

    Summit Permian Transmission and Mountaineer Midstream

Grand River	Grand River Gathering, LLC
IDR	incentive distribution rights
LIBOR	London Interbank Offered Rate
Mbbl	one thousand barrels
Mbbl/d	one thousand barrels per day
Mcf	one thousand cubic feet
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
Meadowlark Midstream	Meadowlark Midstream Company, LLC
MMcf	one million cubic feet
MMcf/d	one million cubic feet per day
Mountaineer Midstream	Mountaineer Midstream Company, LLC
MVC	minimum volume commitment
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

Series A Preferred Units	Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units
shortfall payment	the payment received from a counterparty when its volume throughput does not meet its MVC for the applicable period
SMLP	Summit Midstream Partners, LP
SMLP LTIP	SMLP Long-Term Incentive Plan
SMP Holdings	Summit Midstream Partners Holdings, LLC
Sponsor	Energy Capital Partners II, LLC and its parallel and co-investment funds; also known as Energy Capital Partners
Summit Holdings	Summit Midstream Holdings, LLC
Summit Investments	Summit Midstream Partners, LLC
Summit Niobrara	Summit Midstream Niobrara, LLC
Summit Permian	Summit Midstream Permian, LLC
Summit Permian II	Summit Midstream Permian II, LLC
Summit Permian Transmission	Summit Permian Transmission, LLC
Summit Utica	Summit Midstream Utica, LLC
the Company	Summit Midstream Partners, LLC and its subsidiaries
the Partnership	Summit Midstream Partners, LP and its subsidiaries
throughput volume	the volume of natural gas, crude oil or produced water gathered, transported or passing through a pipeline, plant or other facility during a particular period; also referred to as volume throughput
Tioga Midstream	Tioga Midstream, LLC
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(In thousands, except unit amounts)
Assets
Current assets:
Cash and cash equivalents	$5,050	$4,345
Accounts receivable	88,889	97,936
Other current assets	5,525	3,971
Total current assets	99,464	106,252
Property, plant and equipment, net	1,899,281	1,963,713
Intangible assets, net	243,773	273,416
Goodwill	—	16,211
Investment in equity method investees	648,748	649,250
Other noncurrent assets	10,190	11,720
Total assets	$2,901,456	$3,020,562

Liabilities and Partners' Capital
Current liabilities:
Trade accounts payable	$27,651	$38,414
Accrued expenses	9,616	21,963
Due to affiliate	142	240
Deferred revenue	12,595	11,467
Ad valorem taxes payable	7,941	10,550
Accrued interest	15,367	12,286
Accrued environmental remediation	1,674	2,487
Other current liabilities	12,422	12,645
Deferred Purchase Price Obligation	295,834	—
Total current liabilities	383,242	110,052
Long-term debt	1,392,986	1,257,731
Noncurrent Deferred Purchase Price Obligation	—	383,934
Noncurrent deferred revenue	39,834	39,504
Noncurrent accrued environmental remediation	2,704	3,149
Other noncurrent liabilities	8,491	4,968
Total liabilities	1,827,257	1,799,338
Commitments and contingencies (Note 16)

Series A Preferred Units (300,000 units issued and outstanding at September 30, 2019 and December 31, 2018)	300,741	293,616
Common limited partner capital (82,748,345 units issued and outstanding at September 30, 2019 and 73,390,853 units issued and outstanding at December 31, 2018)	773,458	902,358
General Partner interests (zero units issued and outstanding at September 30, 2019 and 1,490,999 units issued and outstanding at December 31, 2018)	—	25,250
Total partners' capital	1,074,199	1,221,224
Total liabilities and partners' capital	$2,901,456	$3,020,562

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In thousands, except per-unit amounts)
Revenues:
Gathering services and related fees	$80,968	$86,427	$243,039	$260,373
Natural gas, NGLs and condensate sales	12,219	34,017	68,438	92,025
Other revenues	7,000	7,035	19,804	20,584
Total revenues	100,187	127,479	331,281	372,982
Costs and expenses:
Cost of natural gas and NGLs	7,472	26,879	50,802	71,549
Operation and maintenance	26,231	24,382	74,171	73,452
General and administrative	9,949	11,740	37,444	39,666
Depreciation and amortization	27,406	26,743	81,933	80,204
Transaction costs	129	—	1,079	—
(Gain) loss on asset sales, net	(347)	6	(1,595)	(6)
Long-lived asset impairment	—	1,540	45,021	2,127
Goodwill impairment	16,211	—	16,211	—
Total costs and expenses	87,051	91,290	305,066	266,992
Other income	12	58	304	78
Interest expense	(19,335)	(14,862)	(54,803)	(44,821)
Deferred Purchase Price Obligation	(3,760)	37,204	(11,899)	(53,759)
(Loss) income before income taxes and loss from equity method investees	(9,947)	58,589	(40,183)	7,488
Income tax (expense) benefit	(21)	35	(1,370)	(88)
Loss from equity method investees	(677)	(1,169)	(1,197)	(3,703)
Net (loss) income	$(10,645)	$57,455	$(42,750)	$3,697
Less:
Net income attributable to noncontrolling interest	—	25	—	168
Net (loss) income attributable to SMLP	(10,645)	57,430	(42,750)	3,529
Net income attributable to General Partner, including IDRs	—	3,279	12	6,477
Net (loss) income attributable to limited partners	(10,645)	54,151	(42,762)	(2,948)
Net income attributable to Series A Preferred Units	7,125	7,125	21,375	21,375
Net (loss) income attributable to common limited partners	$(17,770)	$47,026	$(64,137)	$(24,323)

(Loss) income per limited partner unit:
Common unit – basic	$(0.21)	$0.64	$(0.80)	$(0.33)
Common unit – diluted	$(0.21)	$0.64	$(0.80)	$(0.33)

Weighted-average limited partner units outstanding:
Common units – basic	82,718	73,356	80,429	73,283
Common units – diluted	82,718	73,756	80,429	73,283

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

	Partners' capital
	Limited partners
	Series A Preferred Units	Common	General Partner	Total
	(In thousands)
Partners' capital, January 1, 2019	$293,616	$902,358	$25,250	$1,221,224
Net income (loss)	7,125	(44,051)	12	(36,914)
Conversion of General Partner economic interests	—	22,222	(22,222)	—
Distributions to unitholders	—	(42,241)	(3,040)	(45,281)
Unit-based compensation	—	2,526	—	2,526
Tax withholdings on vested SMLP LTIP awards	—	(2,522)	—	(2,522)
Partners' capital, March 31, 2019	300,741	838,292	—	1,139,033
Net income (loss)	7,125	(2,316)	—	4,809
Distributions to unitholders	(14,250)	(23,775)	—	(38,025)
Unit-based compensation	—	1,393	—	1,393
Tax withholdings on vested SMLP LTIP awards	—	(95)	—	(95)
Partners' capital, June 30, 2019	293,616	813,499	—	1,107,115
Net income (loss)	7,125	(17,770)	—	(10,645)
Distributions to unitholders	—	(23,777)	—	(23,777)
Unit-based compensation	—	1,451	—	1,451
Tax withholdings on vested SMLP LTIP awards	—	55	—	55
Partners' capital, September 30, 2019	$300,741	$773,458	$—	$1,074,199

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

(continued)

	Partners' capital
	Limited partners
	Series A Preferred Units	Common	General Partner	Noncontrolling interest	Total
	(In thousands)
Partners' capital, December 31, 2017, as reported	$294,426	$1,056,510	$27,920	$10,813	$1,389,669
January 1, 2018 impact of Topic 606 day 1 adoption	—	4,130	84	—	4,214
Partners' capital, January 1, 2018	294,426	1,060,640	28,004	10,813	1,393,883
Net income (loss)	7,125	(13,113)	2,058	85	(3,845)
Distributions to unitholders	—	(42,024)	(3,029)	—	(45,053)
Unit-based compensation	—	1,979	—	—	1,979
Tax withholdings on vested SMLP LTIP awards	—	(1,943)	—	—	(1,943)
Other	(810)	(130)	—	—	(940)
Partners' capital, March 31, 2018	300,741	1,005,409	27,033	10,898	1,344,081
Net income (loss)	7,125	(58,236)	1,140	58	(49,913)
Distributions to unitholders	(14,250)	(42,180)	(3,036)	—	(59,466)
Unit-based compensation	—	2,004	—	—	2,004
Tax withholdings on vested SMLP LTIP awards	—	103	—	—	103
Other	—	(1)	—	—	(1)
Partners' capital, June 30, 2018	293,616	907,099	25,137	10,956	1,236,808
Net income	7,125	47,026	3,279	25	57,455
Distributions to unitholders	—	(42,179)	(3,036)	—	(45,215)
Unit-based compensation	—	1,965	—	—	1,965
Tax withholdings on vested SMLP LTIP awards	—	—	—	—	—
Other	—	2	—	—	2
Partners' capital, September 30, 2018	$300,741	$913,913	$25,380	$10,981	$1,251,015

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(42,750)	$3,697
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	82,919	79,752
Noncash lease expense	2,299	—
Amortization of debt issuance costs	3,296	3,184
Deferred Purchase Price Obligation	11,899	53,759
Unit-based and noncash compensation	5,370	6,188
Loss from equity method investees	1,197	3,703
Distributions from equity method investees	28,008	26,528
Gain on asset sales, net	(1,595)	(6)
Long-lived asset impairment	45,021	2,127
Goodwill impairment	16,211	—
Changes in operating assets and liabilities:
Accounts receivable	8,363	(11,557)
Trade accounts payable	821	(2,991)
Accrued expenses	(12,193)	5,848
Due to affiliate	(98)	(1,075)
Deferred revenue, net	1,910	5,160
Ad valorem taxes payable	(2,061)	(106)
Accrued interest	3,081	2,975
Accrued environmental remediation, net	(2,025)	(3,060)
Other, net	(6,254)	(7,634)
Net cash provided by operating activities	143,419	166,492
Cash flows from investing activities:
Capital expenditures	(151,663)	(137,033)
Proceeds from asset sale (net of cash of $1,475 for the nine months ended September 30, 2019)	90,111	496
Distributions from equity method investment	7,252	—
Investment in equity method investee	(11,330)	—
Other, net	343	(209)
Net cash used in investing activities	(65,287)	(136,746)

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued)

	Nine months ended September 30,
	2019	2018
	(In thousands)
Cash flows from financing activities:
Distributions to unitholders	(92,833)	(135,484)
Distributions to Series A Preferred unitholders	(14,250)	(14,250)
Borrowings under Revolving Credit Facility	265,000	202,000
Repayments under Revolving Credit Facility	(131,000)	(79,000)
Repayment of Deferred Purchase Price Obligation	(100,000)	—
Debt issuance costs	(413)	(334)
Other, net	(3,931)	(3,738)
Net cash used in financing activities	(77,427)	(30,806)
Net change in cash and cash equivalents	705	(1,060)
Cash and cash equivalents, beginning of period	4,345	1,430
Cash and cash equivalents, end of period	$5,050	$370

Supplemental cash flow disclosures:
Cash interest paid	$54,100	$44,126
Less capitalized interest	5,752	5,536
Interest paid (net of capitalized interest)	$48,348	$38,590

Cash paid for taxes	$150	$175

Noncash investing and financing activities
Capital expenditures in trade accounts payable (period-end accruals)	$22,166	$20,977
Asset contribution to an equity method investment	23,643	—
Capital expenditures relating to contributions in aid of construction for Topic 606 day 1 adoption	—	33,123
Right-of-use assets relating to Topic 842	5,448	—

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

Summit Investments owned an approximate 2% general partner interest in SMLP (including the IDRs) until March 22, 2019. On March 22, 2019, we executed an equity restructuring agreement with the General Partner and SMP Holdings pursuant to which the IDRs and the 2% general partner interest were converted into a non-economic general partner interest in exchange for 8,750,000 common units which were issued to SMP Holdings (the “Equity Restructuring”). As of September 30, 2019, SMP Holdings, a wholly owned subsidiary of Summit Investments, beneficially owned 34,604,581 SMLP common units and a subsidiary of Energy Capital Partners directly owned 5,915,827 SMLP common units.

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
•

Niobrara G&P, an associated natural gas gathering and processing system operating in the DJ Basin, which includes the Niobrara and Codell shale formations in northeastern Colorado and southeastern Wyoming;

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

Presentation and Consolidation.  We prepare our unaudited condensed consolidated financial statements in accordance with GAAP as established by the FASB. We make estimates and assumptions that affect the reported amounts of assets and liabilities at the balance sheet dates, including fair value measurements, the reported amounts of revenues and expenses and the disclosure of commitments and contingencies. Although management believes these estimates are reasonable, actual results could differ from its estimates.

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and the regulations of the SEC. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. We believe that the disclosures made are adequate to make the information not misleading. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments which are necessary to fairly present the unaudited condensed consolidated balance sheet as of September 30, 2019, the unaudited condensed consolidated statements of operations and statements of partners’ capital for the three and nine months ended September 30, 2019 and 2018 and the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018. The balance sheet at December 31, 2018 included herein was derived from our audited financial statements, but does not include all disclosures required by GAAP. See Note 2 for the impact relating to the adoption of the new lease standard. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto that are included in our annual report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on February 26, 2019 (the "2018 Annual Report"). The results of operations for an interim period are not necessarily indicative of results expected for a full year.

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

Accounting Pronouncements Pending Adoption. We have not yet adopted the following accounting pronouncement as of September 30, 2019:

•

ASU No. 2018-13 Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 updates the disclosure requirements on fair value measurements including new disclosures for the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 modifies existing disclosures including clarifying the measurement uncertainty disclosure. ASU 2018-13 removes certain existing disclosure requirements including the amount and reasons for transfers between Level 1 and Level 2 fair value measurements and the policy for the timing of transfer between levels. We are currently evaluating the provisions of ASU 2018-13 and expect the adoption will not have a material impact on our financial statements and related disclosures. We will adopt its provisions effective January 1, 2020.

3. REVENUE

The majority of our revenue is derived from long-term, fee-based contracts with our customers, which include original terms of up to 25 years. We recognize revenue earned from fee-based gathering, compression, treating and processing services in gathering services and related fees. We also earn revenue in the Williston Basin and Permian Basin reporting segments from the sale of physical natural gas purchased from our customers under certain percent-of-proceeds arrangements. Under ASC Topic 606, these gathering contracts are presented net within cost of natural gas and NGLs. We sell natural gas that we retain from certain customers in the Barnett Shale reporting segment to offset the power expenses of the electric-driven compression on the DFW Midstream system. We also sell condensate and NGLs retained from certain of our gathering services in the Piceance Basin and Permian Basin reporting segments. Revenues from the sale of natural gas and condensate are recognized in natural gas, NGLs and condensate sales; the associated expense is included in operation and maintenance expense. Certain customers reimburse us for costs we incur on their behalf. We record costs incurred and reimbursed by our customers on a gross basis, with the revenue component recognized in Other revenues.

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

We applied the practical expedient in paragraph 606-10-50-14 of Topic 606 for certain arrangements that we consider optional purchases (i.e., there is no enforceable obligation for the customer to make purchases) and those amounts are therefore excluded from the table.

	2019	2020	2021	2022	2023	Thereafter
	(In thousands)
Gathering services and related fees	$31,349	$120,941	$100,117	$83,673	$70,971	$113,577

Revenue by Category.  In the following table, revenue is disaggregated by geographic area and major products and services. Ohio Gathering is excluded from the tables below due to equity method accounting. For more detailed information about reportable segments, see Note 4.

	Reportable Segments
	Three months ended September 30, 2019
	Utica Shale	Williston Basin	DJ Basin	Permian Basin	Piceance Basin	Barnett Shale	Marcellus Shale	Total reportable segments	All other segments	Total
	(In thousands)
Major products / services lines
Gathering services and related fees	$8,865	$16,685	$7,039	$986	$30,120	$11,286	$5,987	$80,968	$-	$80,968
Natural gas, NGLs and condensate sales	—	1,878	93	3,797	1,733	4,828	—	12,329	(110)	12,219
Other revenues	—	2,555	735	102	1,258	1,706	—	6,356	644	7,000
Total	$8,865	$21,118	$7,867	$4,885	$33,111	$17,820	$5,987	$99,653	$534	$100,187

	Reportable Segments
	Nine months ended September 30, 2019
	Utica Shale	Williston Basin	DJ Basin	Permian Basin	Piceance Basin	Barnett Shale	Marcellus Shale	Total reportable segments	All other segments	Total
	(In thousands)
Major products / services lines
Gathering services and related fees	$23,951	$58,076	$14,784	$1,938	$92,515	$35,739	$18,081	$245,084	$(2,045)	$243,039
Natural gas, NGLs and condensate sales	—	11,231	279	10,424	6,139	11,705	—	39,778	28,660	68,438
Other revenues	—	8,133	2,776	183	3,341	5,008	—	19,441	363	19,804
Total	$23,951	$77,440	$17,839	$12,545	$101,995	$52,452	$18,081	$304,303	$26,978	$331,281

	Reportable Segments
	Three months ended September 30, 2018
	Utica Shale	Williston Basin	DJ Basin	Piceance Basin	Barnett Shale	Marcellus Shale	Total reportable segments	All other segments	Total
	(In thousands)
Major products / services lines
Gathering services and related fees	$7,974	$18,020	$2,708	$34,035	$18,318	$7,150	$88,205	$(1,778)	$86,427
Natural gas, NGLs and condensate sales	—	7,953	112	3,538	789	—	12,392	21,625	34,017
Other revenues	—	3,037	962	1,110	1,913	—	7,022	13	7,035
Total	$7,974	$29,010	$3,782	$38,683	$21,020	$7,150	$107,619	$19,860	$127,479

	Reportable Segments
	Nine months ended September 30, 2018
	Utica Shale	Williston Basin	DJ Basin	Piceance Basin	Barnett Shale	Marcellus Shale	Total reportable segments	All other segments	Total
	(In thousands)
Major products / services lines
Gathering services and related fees	$28,437	$58,792	$7,395	$100,812	$46,035	$23,025	$264,496	$(4,123)	$260,373
Natural gas, NGLs and condensate sales	—	23,149	271	12,379	1,715	—	37,514	54,511	92,025
Other revenues	—	8,909	2,689	3,498	5,595	—	20,691	(107)	20,584
Total	$28,437	$90,850	$10,355	$116,689	$53,345	$23,025	$322,701	$50,281	$372,982

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

	September 30, 2019	December 31, 2018
	(In thousands)
Contract assets, beginning of period	$8,755	$—
Additions	15,127	26,403
Transfers out	(5,836)	(17,648)
Contract assets, end of period	$18,046	$8,755

As of September 30, 2019, receivables with customers totaled $63.5 million and contract assets totaled $18.0 million which were included in the Accounts receivable caption on the unaudited condensed consolidated balance sheet.

As of December 31, 2018, receivables with customers totaled $82.9 million and contract assets totaled $8.8 million which were included in the Accounts receivable caption on the unaudited condensed consolidated balance sheet.

Contract liabilities (deferred revenue) relate to the advance consideration received from customers primarily for contributions in aid of construction. We recognize contract liabilities under these arrangements in revenue over the contract period. For the three months ended September 30, 2019 and 2018, we recognized $2.4 million and $2.8 million of gathering services and related fees which was included in the contract liability balance as of the beginning of the period. For the nine months ended September 30, 2019 and 2018, we recognized $7.8 million and $7.8 million of gathering services and related fees which was included in the contract liability balance as of the beginning of the period. See Note 9 for additional details.

4. SEGMENT INFORMATION

As of September 30, 2019, our reportable segments are:

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

For the three and nine months ended September 30, 2019, other than the investment activity described in Note 8, Double E did not have any results of operations given that the Project is currently under development. The Project is expected to be operational in the third quarter of 2021.

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

Assets by reportable segment follow.

	September 30,2019	December 31, 2018
	(In thousands)
Assets (1):
Utica Shale	$207,850	$207,357
Ohio Gathering	620,496	649,250
Williston Basin	445,838	526,819
DJ Basin	187,542	166,580
Permian Basin	184,386	145,702
Piceance Basin	665,489	699,638
Barnett Shale	354,173	376,564
Marcellus Shale	186,899	208,790
Total reportable segment assets	2,852,673	2,980,700
Corporate and Other	48,783	44,181
Eliminations	—	(4,319)
Total assets	$2,901,456	$3,020,562

(1) At September 30, 2019, Corporate and Other included $28.3 million relating to our investment in Double E (included in the Investment in equity method investees caption of the unaudited condensed consolidated balance sheet). At December 31, 2018, Corporate and Other included $9.6 million of capital expenditures relating to the Project.

Revenues by reportable segment follow.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In thousands)
Revenues (1):
Utica Shale	$8,865	$7,974	$23,951	$28,437
Williston Basin	21,118	29,010	77,440	90,850
DJ Basin	7,867	3,782	17,839	10,355
Permian Basin	4,885	—	12,545	—
Piceance Basin	33,111	38,683	101,995	116,689
Barnett Shale	17,820	21,020	52,452	53,345
Marcellus Shale	5,987	7,150	18,081	23,025
Total reportable segments revenue	99,653	107,619	304,303	322,701
Corporate and Other	534	23,636	31,196	57,234
Eliminations	—	(3,776)	(4,218)	(6,953)
Total revenues	$100,187	$127,479	$331,281	$372,982

(1) Excludes revenues earned by Ohio Gathering due to equity method accounting.

Counterparties accounting for more than 10% of total revenues were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Percentage of total revenues (1):
Counterparty A - Piceance Basin	12%	11%	11%	11%
Counterparty B - Williston Basin	10%	*	10%	*
Counterparty C - Barnett Shale	*	12%	*	10%

(1) Excludes revenues earned by Ohio Gathering due to equity method accounting.

* Less than 10%

Depreciation and amortization, including the amortization expense associated with our favorable and unfavorable (for 2018) gas gathering contracts as reported in Other revenues, by reportable segment follows.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In thousands)
Depreciation and amortization (1):
Utica Shale	$1,913	$1,887	$5,744	$5,773
Williston Basin	4,788	5,672	14,958	16,903
DJ Basin	775	783	2,038	2,349
Permian Basin	1,312	—	3,547	—
Piceance Basin	11,798	11,729	35,399	35,168
Barnett Shale (2)	4,045	3,760	12,542	11,276
Marcellus Shale	2,286	2,273	6,855	6,819
Total reportable segment depreciation and amortization	26,917	26,104	81,083	78,288
Corporate and Other	723	488	1,836	1,464
Total depreciation and amortization	$27,640	$26,592	$82,919	$79,752

(1) Excludes depreciation and amortization recognized by Ohio Gathering due to equity method accounting.

(2) Includes the amortization expense associated with our favorable and unfavorable (for 2018) gas gathering contracts as reported in Other revenues.

Cash paid for capital expenditures by reportable segment follow.

	Nine months ended September 30,
	2019	2018
	(In thousands)
Cash paid for capital expenditures (1):
Utica Shale	$2,473	$3,922
Williston Basin	20,288	18,463
DJ Basin	66,775	38,864
Permian Basin	43,422	67,640
Piceance Basin	1,919	5,302
Barnett Shale (2)	317	914
Marcellus Shale	347	557
Total reportable segment capital expenditures	135,541	135,662
Corporate and Other	16,122	1,371
Total cash paid for capital expenditures	$151,663	$137,033

(1) Excludes cash paid for capital expenditures by Ohio Gathering due to equity method accounting.

(2) For the nine months ended September 30, 2019, the amount includes sales tax reimbursements of $1.1 million.

During the nine months ended September 30, 2019, Corporate and Other included cash paid of $0.7 million for corporate purposes; the remainder represents capital expenditures relating to the Project.

We assess the performance of our reportable segments based on segment adjusted EBITDA. We define segment adjusted EBITDA as total revenues less total costs and expenses; plus (i) other income excluding interest income, (ii) our proportional adjusted EBITDA for equity method investees, (iii) depreciation and amortization, (iv) adjustments related to MVC shortfall payments, (v) adjustments related to capital reimbursement activity, (vi) unit-based and noncash compensation, (vii) change in the Deferred Purchase Price Obligation fair value, (viii) impairments and (ix) other noncash expenses or losses, less other noncash income or gains. We define proportional adjusted EBITDA for our equity method investees as the product of (i) total revenues less total expenses, excluding impairments and other noncash income or expense items, and amortization for deferred contract costs; and (ii) our ownership interest in Ohio Gathering during the respective period.

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

Segment adjusted EBITDA by reportable segment follows.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In thousands)
Reportable segment adjusted EBITDA
Utica Shale	$7,864	$6,521	$20,697	$24,459
Ohio Gathering	10,435	10,171	29,584	29,583
Williston Basin	13,840	19,849	49,224	54,849
DJ Basin	6,554	2,248	12,043	4,528
Permian Basin	210	—	(996)	—
Piceance Basin	24,044	27,583	74,627	82,211
Barnett Shale	10,901	10,818	33,483	31,770
Marcellus Shale	4,958	5,550	14,735	18,769
Total of reportable segments' measures of profit	$78,806	$82,740	$233,397	$246,169

A reconciliation of income or loss before income taxes and income or loss from equity method investees to total of reportable segments' measures of profit or loss follows.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In thousands)
Reconciliation of (loss) income before income taxes and loss from equity method investees to total of reportable segments' measures of profit:
(Loss) income before income taxes and loss from equity method investees	$(9,947)	$58,589	$(40,183)	$7,488
Add:
Corporate and Other expense	7,039	9,324	28,406	28,949
Interest expense	19,335	14,862	54,803	44,821
Deferred Purchase Price Obligation	3,760	(37,204)	11,899	53,759
Depreciation and amortization	27,640	26,592	82,919	79,752
Proportional adjusted EBITDA for equity method investees	10,435	10,171	29,584	29,583
Adjustments related to MVC shortfall payments	3,534	(2,999)	2,868	(6,541)
Adjustments related to capital reimbursement activity	(145)	(106)	(1,906)	49
Unit-based and noncash compensation	1,291	1,965	5,370	6,188
(Gain) loss on asset sales, net	(347)	6	(1,595)	(6)
Long-lived asset impairment	—	1,540	45,021	2,127
Goodwill impairment	16,211	—	16,211	—
Total of reportable segments' measures of profit	$78,806	$82,740	$233,397	$246,169

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

Adjustments related to MVC shortfall payments by reportable segment follow.

	Three months ended September 30, 2019
	Williston Basin	Piceance Basin	Barnett Shale	Total
	(In thousands)
Adjustments related to expected MVC shortfall payments:	$2,081	$—	$1,453	$3,534

	Three months ended September 30, 2018
	Williston Basin	Piceance Basin	Barnett Shale	Total
	(In thousands)
Adjustments related to expected MVC shortfall payments:	$2,032	$—	$(5,031)	$(2,999)

	Nine months ended September 30, 2019
	Williston Basin	Piceance Basin	Barnett Shale	Total
	(In thousands)
Adjustments related to expected MVC shortfall payments:	$(1,387)	$(103)	$4,358	$2,868

	Nine months ended September 30, 2018
	Williston Basin	Piceance Basin	Barnett Shale	Total
	(In thousands)
Adjustments related to expected MVC shortfall payments:	$(1,354)	$(93)	$(5,094)	$(6,541)

5. PROPERTY, PLANT AND EQUIPMENT, NET

Details on property, plant and equipment follow.

	September 30, 2019	December 31, 2018
	(In thousands)
Gathering and processing systems and related equipment	$2,161,764	$2,155,325
Construction in progress	98,926	137,920
Land and line fill	9,823	11,748
Other	53,283	45,853
Total	2,323,796	2,350,846
Less accumulated depreciation	424,515	387,133
Property, plant and equipment, net	$1,899,281	$1,963,713

In March 2019, certain events occurred which indicated that certain long-lived assets in the DJ Basin and Barnett Shale reporting segments could be impaired. Consequently, in the first quarter of 2019, we performed a recoverability assessment of certain assets within these reporting segments.

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

Depreciation expense and capitalized interest follow.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In thousands)
Depreciation expense	$19,437	$18,567	$58,049	$55,781
Capitalized interest	1,391	2,451	5,752	5,536

6. AMORTIZING INTANGIBLE ASSETS

Details regarding our intangible assets, all of which are subject to amortization, follow:

	September 30, 2019
	Gross carrying amount	Accumulated amortization	Net
	(In thousands)
Favorable gas gathering contracts	$24,195	$(14,891)	$9,304
Contract intangibles	278,448	(163,152)	115,296
Rights-of-way	160,460	(41,287)	119,173
Total intangible assets	$463,103	$(219,330)	$243,773

	December 31, 2018
	Gross carrying amount	Accumulated amortization	Net
	(In thousands)
Favorable gas gathering contracts	$24,195	$(13,905)	$10,290
Contract intangibles	278,448	(143,962)	134,486
Rights-of-way	166,209	(37,569)	128,640
Total intangible assets	$468,852	$(195,436)	$273,416

In March 2019, certain events occurred which indicated that certain long-lived assets relating to the Barnett Shale reporting segment could be impaired (see Note 5). In connection with this evaluation, we evaluated the related intangible assets associated therewith for impairment consisting of rights-of-way intangible assets. We concluded the rights-of-way intangible assets were also impaired and, as a result, we recorded an impairment charge of $0.5 million in the first quarter of 2019.

We recognized amortization expense in Other revenues as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In thousands)
Amortization expense – favorable gas gathering contracts	$(234)	$(389)	$(986)	$(1,166)

We recognized amortization expense in costs and expenses as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In thousands)
Amortization expense – contract intangibles	$6,396	$6,535	$19,190	$19,605
Amortization expense – rights-of-way	1,573	1,641	4,694	4,818

The estimated aggregate annual amortization expected to be recognized for the remainder of 2019 and each of the four succeeding fiscal years follows.

Intangible assets
(In thousands)
2019	$8,003
2020	32,073
2021	28,381
2022	25,314
2023	25,260

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

We performed our annual goodwill impairment testing for the Mountaineer Midstream reporting unit as of September 30, 2019 using a combination of the income and market approaches. We determined that the fair value of the Mountaineer Midstream reporting unit did not exceed its carrying value, including goodwill. As a result, we recognized a goodwill impairment charge of $16.2 million for the three and nine months ended September 30, 2019.

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

8. EQUITY METHOD INVESTMENTS

Double E

In June 2019, we formed Double E in connection with the Project. Effective June 26, 2019, Summit Permian Transmission, a wholly owned and consolidated subsidiary of the Partnership, and our JV Partner executed the Agreement whereby Double E will provide natural gas transportation services from multiple receipt points in the Delaware Basin to various delivery points in and around the Waha Hub in Texas. In connection with the Agreement and the related Project, the Partnership contributed total assets of approximately $23.6 million in exchange for a 70% ownership interest in Double E and our JV Partner contributed $7.3 million of cash in exchange for a 30% ownership interest in Double E. Concurrent with these contributions, and in accordance with the Agreement, Double E distributed $7.3 million to the Partnership. Subsequent to the formation of Double E, we also made additional cash investments of $11.3 million through September 2019.

Double E is deemed to be a variable interest entity as defined in GAAP. As of the date of the Agreement, Summit Permian Transmission is not deemed to be the primary beneficiary due to the JV Partner’s voting rights on significant matters. We account for our ownership interest in Double E as an equity method investment because we have significant influence over Double E. Our portion of Double E’s net assets, which was $28.3 million at September 30, 2019, is reported under the caption Investment in equity method investees on the unaudited condensed consolidated balance sheet.

For the three and nine months ended September 30, 2019, other than the investment activity noted above, Double E did not have any results of operations given that the Project is currently under development.

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

In September 2019, an impairment loss was recognized by Ohio Gathering. Although we recognize activity for Ohio Gathering on a one-month lag, we recorded the impairment loss in our results of operations for the third quarter of 2019 because the information was available to us. We recorded our proportionate share of the impairment loss, or $0.8 million, in September 2019 in Loss from equity method investees in the unaudited condensed consolidated statements of operations.

As a result of our joint venture partner funding a disproportionate amount of the capital calls during the nine months ended September 30, 2019, our ownership interest in Ohio Gathering decreased from 40.0% at December 31, 2018, to 38.8% at September 30, 2019.

A reconciliation of our 38.8% ownership interest in Ohio Gathering to our investment per Ohio Gathering's books and records follows (in thousands).

Investment in Ohio Gathering, September 30, 2019	$620,496
September cash distributions	3,478
Impairment loss	757
Basis difference	(106,818)
Investment in Ohio Gathering, net of basis difference, August 31, 2019	$517,913

Summarized statements of operations information for OGC and OCC follow (amounts represent 100% of investee financial information).

	Three months ended August 31, 2019		Three months ended August 31, 2018
	OGC	OCC	OGC	OCC
	(In thousands)
Total revenues	$38,097	$2,267	$37,180	$2,465
Total operating expenses	29,828	2,536	31,751	2,323
Net income (loss)	8,269	(268)	5,429	(5)

	Nine months ended August 31, 2019		Nine months ended August 31, 2018
	OGC	OCC	OGC	OCC
	(In thousands)
Total revenues	$106,825	$6,606	$106,263	$7,024
Total operating expenses	81,651	8,200	94,044	6,422
Net income (loss)	25,167	(1,594)	12,213	116

9. DEFERRED REVENUE

A rollforward of current deferred revenue follows.

	Utica Shale	Williston Basin	DJ Basin	Piceance Basin	Barnett Shale	Marcellus Shale	Total current
	(In thousands)
Current deferred revenue, January 1, 2019	$18	$1,414	$739	$7,616	$1,642	$38	$11,467
Additions	14	1,779	3,020	14,650	1,235	28	20,726
Less revenue recognized	14	1,259	1,745	15,324	1,228	28	19,598
Current deferred revenue, September 30, 2019	$18	$1,934	$2,014	$6,942	$1,649	$38	$12,595

A rollforward of noncurrent deferred revenue follows.

	Utica Shale	Williston Basin	DJ Basin	Piceance Basin	Barnett Shale	Marcellus Shale	Total noncurrent
	(In thousands)
Noncurrent deferred revenue, January 1, 2019	$21	$4,393	$7,284	$17,942	$9,628	$236	$39,504
Additions	—	1,940	3,637	4,857	1,193	—	11,627
Less reclassification to current deferred revenue	14	2,225	3,020	4,775	1,235	28	11,297
Noncurrent deferred revenue, September 30, 2019	$7	$4,108	$7,901	$18,024	$9,586	$208	$39,834

10. DEBT

Debt consisted of the following:

	September 30, 2019	December 31, 2018
	(In thousands)
Summit Holdings' variable rate senior secured Revolving Credit Facility (4.80% at September 30, 2019 and 5.03% at December 31, 2018) due May 2022	$600,000	$466,000
Summit Holdings' 5.5% senior unsecured notes due August 2022	300,000	300,000
Less unamortized debt issuance costs (1)	(1,801)	(2,362)
Summit Holdings' 5.75% senior unsecured notes due April 2025	500,000	500,000
Less unamortized debt issuance costs (1)	(5,213)	(5,907)
Total long-term debt	$1,392,986	$1,257,731

(1) Issuance costs are being amortized over the life of the notes.

Revolving Credit Facility. Summit Holdings has a senior secured revolving credit facility which allows for revolving loans, letters of credit and swing line loans. The Revolving Credit Facility has a $1.25 billion borrowing capacity, matures in May 2022, and includes a $250.0 million accordion feature. As of September 30, 2019, SMLP and the Guarantor Subsidiaries fully and unconditionally and jointly and severally guarantee, and pledge substantially all of their assets in support of, the indebtedness outstanding under the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility bear interest, at the election of Summit Holdings, at a rate based on the alternate base rate (as defined in the credit agreement) plus an applicable margin ranging from 0.75% to 1.75% or the adjusted Eurodollar rate (the LIBOR rate), as defined in the credit agreement, plus an applicable margin ranging from 1.75% to 2.75%, with the commitment fee ranging from 0.30% to 0.50% in each case based on our relative leverage at the time of determination. At September 30, 2019, the applicable margin under LIBOR borrowings was 2.75% and the interest rate was 4.80%. The unused portion of the Revolving Credit Facility totaled $640.9 million, subject to a commitment fee of 0.50%, after giving effect to the issuance thereunder of a $9.1 million outstanding but undrawn irrevocable standby letter of credit. See Note 16 for additional information on our letter of credit.

As of September 30, 2019, we had $6.9 million of debt issuance costs attributable to our Revolving Credit Facility and related amendments which are included in Other noncurrent assets on the unaudited condensed consolidated balance sheet.

As of and during the nine months ended September 30, 2019, we were in compliance with the Revolving Credit Facility's financial covenants. There were no defaults or events of default during the nine months ended September 30, 2019.

Senior Notes. In July 2014, Summit Holdings and its 100% owned finance subsidiary, Finance Corp. (together with Summit Holdings, the "Co-Issuers") co-issued $300.0 million of 5.5% senior unsecured notes maturing August 15, 2022 (the "5.5% Senior Notes" and, together with the 5.75% Senior Notes (defined below), the “Senior Notes”).

In February 2017, the Co-Issuers completed a public offering of $500.0 million of 5.75% senior unsecured notes (the "5.75% Senior Notes") maturing April 15, 2025.

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

As of and during the nine months ended September 30, 2019, we were in compliance with the covenants governing our Senior Notes. There were no defaults or events of default during the nine months ended September 30, 2019.

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

Accounts receivable primarily comprise amounts due for the gathering, compression, treating and processing services we provide to our customers and also the sale of natural gas liquids resulting from our processing services. This industry concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, industry or other conditions. We monitor the creditworthiness of our counterparties and can require letters of credit or other forms of credit assurance for receivables from counterparties that are judged to have substandard credit, unless the credit risk can otherwise be mitigated. Our top five customers or counterparties accounted for 49% of total accounts receivable as of September 30, 2019, compared with 39% as of December 31, 2018.

Fair Value.  The carrying amount of cash and cash equivalents, accounts receivable and trade accounts payable reported on the unaudited condensed consolidated balance sheet approximates fair value due to their short-term maturities.

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

A summary of the estimated fair value of our debt financial instruments follows.

	September 30, 2019		December 31, 2018
	Carrying value	Estimated fair value (Level 2)	Carrying value	Estimated fair value (Level 2)
	(In thousands)
Summit Holdings 5.5% Senior Notes ($300.0 million principal)	$298,199	$274,750	$297,638	$286,625
Summit Holdings 5.75% Senior Notes ($500.0 million principal)	494,787	423,750	494,093	455,208

The carrying value on the balance sheet of the Revolving Credit Facility is its fair value due to its floating interest rate. The estimated fair value for the Senior Notes is based on an average of nonbinding broker quotes as of September 30, 2019 and December 31, 2018. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value of the Senior Notes.

12. PARTNERS' CAPITAL

A rollforward of the number of preferred limited partner, common limited partner and General Partner units follows.

	Limited partners
	Series A Preferred Units	Common	General Partner
Units, January 1, 2019	300,000	73,390,853	1,490,999
Conversion of General Partner economic interests	—	8,750,000	(1,490,999)
Net units issued under the SMLP LTIP	—	607,492	—
Units, September 30, 2019	300,000	82,748,345	—

GP/IDR Exchange.  On March 22, 2019, we cancelled our IDRs and converted our 2% economic GP interest to a non-economic GP interest in exchange for 8,750,000 SMLP common units which were issued to SMP Holdings in the Equity Restructuring. These units had a fair value of $84.5 million as of the transaction date (March 22, 2019). As a result of the Equity Restructuring, the general partner units and IDRs were eliminated, are no longer outstanding, and no longer participate in distributions of cash from SMLP. Energy Capital Partners continues to control the non-economic GP interest in SMLP.

Immediately following the Equity Restructuring, SMP Holdings directly owned a 41.8% limited partner interest in SMLP and an affiliate of Energy Capital Partners II, LLC directly owned a 7.2% limited partner interest in SMLP.

For the three and nine months ended September 30, 2018, our General Partner held IDRs that entitled it to receive increasing percentage allocations, up to a maximum of 50%, of the cash we distributed from operating surplus in excess of $0.46 per unit per quarter.

Our payment of IDRs as reported in distributions to unitholders – general partner in the statement of partners' capital during the three and nine months ended September 30 follow.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In thousands)
IDR payments	$—	$2,136	$2,139	$6,400

For the purposes of calculating net income attributable to our General Partner in the statements of operations and partners' capital, the financial impact of IDRs was recognized in respect of the quarter for which the distributions were declared. For the purposes of calculating distributions to unitholders in the statements of partners' capital and cash flows, IDR payments were recognized in the quarter in which they are paid.

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

During the three and nine months ended September 30, 2019, there were no transactions under the ATM Program. Following the effectiveness of the ATM Program registration statement and after taking into account the aggregate sales price of common units sold under the ATM Program through September 30, 2019, we have the capacity to issue additional common units under the ATM Program up to an aggregate $132.3 million.

Series A Preferred Units.  In 2017, we issued 300,000 Series A Preferred Units representing limited partner interests in the Partnership at a price to the public of $1,000 per unit as described in the 2018 Annual Report.

Cash Distributions Paid and Declared. We paid the following per-unit distributions during the three and nine months ended September 30:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Per-unit distributions to unitholders	$0.2875	$0.575	$1.1500	$1.725

On October 24, 2019, the Board of Directors of our General Partner declared a distribution of $0.2875 per unit for the quarterly period ended September 30, 2019. This distribution, which totaled $23.8 million, will be paid on November 14, 2019 to unitholders of record at the close of business on November 7, 2019.

13. EARNINGS PER UNIT

The following table details the components of EPU.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In thousands, except per-unit amounts)
Numerator for basic and diluted EPU:
Allocation of net (loss) income among limited partner interests:
Net (loss) income attributable to limited partners	$(10,645)	$54,151	$(42,762)	$(2,948)
Less net income attributable to Series A Preferred Units	7,125	7,125	21,375	21,375
Net (loss) income attributable to common limited partners	$(17,770)	$47,026	$(64,137)	$(24,323)

Denominator for basic and diluted EPU:
Weighted-average common units outstanding – basic	82,718	73,356	80,429	73,283
Effect of nonvested phantom units	—	400	—	—
Weighted-average common units outstanding – diluted	82,718	73,756	80,429	73,283

(Loss) earnings per limited partner unit:
Common unit – basic	$(0.21)	$0.64	$(0.80)	$(0.33)
Common unit – diluted	$(0.21)	$0.64	$(0.80)	$(0.33)

Nonvested anti-dilutive phantom units excluded from the calculation of diluted EPU	176	1	70	2

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

•

In September 2019, we granted 772,200 phantom units and associated distribution equivalent rights to our Chief Executive Officer pursuant to an employment agreement executed in August 2019. These awards had a grant date fair value of $5.18 and vest ratably over a three-year service period.

•	During the nine months ended September 30, 2019, 572,884 phantom units vested.
•	As of September 30, 2019, approximately 1.8 million common units remained available for future issuance under the SMLP LTIP.

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

Expenses incurred by the General Partner and reimbursed by us under our Partnership Agreement were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In thousands)
Operation and maintenance expense	$7,105	$7,161	$22,550	$21,898
General and administrative expense	5,844	7,220	22,809	22,818

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

Some of our leases are subject to annual escalations relating to the Consumer Price Index (“CPI”). While lease liabilities are not remeasured as a result of changes to the CPI, changes to the CPI are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred.

We have options to extend the lease term of certain office space in Texas, Colorado and West Virginia. The beginning of the noncancelable lease period for these leases range from 2014 to 2018 and the lease period ends between 2020 and 2028. These lease agreements contain between one and three options to renew the lease for a period of between two and five years. As of September 30, 2019, the exercise of the renewal options for these leases are not reasonably certain and, as a result, the payments associated with these renewals are not included in the measurement of the lease liability and ROU asset.

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

In accordance with the provisions in our Revolving Credit Facility, our aggregate finance lease obligations cannot exceed $50 million in any period of twelve consecutive calendar months during the life of such leases.

In March 2019, we entered into an agreement with a third party vendor to construct a transmission line to deliver electric power to the new 60 MMcf/d processing plant in the DJ Basin. The project is expected to cost approximately $7.8 million and we made an up-front payment of $3.0 million, which is included in the Property, plant and equipment, net caption on the unaudited condensed consolidated balance sheet. During the second quarter of 2019, we exercised an option to increase the capacity of the transmission line for an additional cost of $4.3 million and we issued an irrevocable standby letter of credit payable to the vendor with an initial term of one year totaling $9.1 million, which reflects the expected remaining cost of the project. The letter of credit will automatically renew for successive twelve month periods following the initial term, subject to certain adjustments. Once construction is complete, the letter of credit will be adjusted to reflect the final construction cost. We determined the contract contained a lease based on the right to use the constructed transmission line to power the processing plant in the DJ Basin. The project is expected to be completed and the commencement date of the ROU asset will be on or before January 2021.

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

September 30,
2019
(In thousands)

ROU assets
Operating	$4,367
Finance	3,726
$8,093
Lease liabilities, current
Operating	$1,786
Finance	1,500
$3,286
Lease liabilities, noncurrent
Operating	$2,753
Finance	927
$3,680

Lease cost and Other information follow:

	Three months ended September 30,	Nine months ended September 30,
	(In thousands)
Lease cost
Finance lease cost:
Amortization of ROU assets (included in depreciation and amortization)	$406	$1,181
Interest on lease liabilities (included in interest expense)	27	80
Operating lease cost (included in general and administrative expense)	789	2,366
	$1,222	$3,627

Nine months ended
September 30, 2019
(In thousands)
Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$2,536
Operating cash outflows from finance leases	80
Financing cash outflows from finance leases	1,368
ROU assets obtained in exchange for new operating lease liabilities	1,218
ROU assets obtained in exchange for new finance lease liabilities	1,350
Weighted-average remaining lease term (years) - operating leases	5.2
Weighted-average remaining lease term (years) - finance leases	2.0
Weighted-average discount rate - operating leases	5%
Weighted-average discount rate - finance leases	4%

We recognize total lease expense incurred or allocated to us in general and administrative expenses. Lease expense related to operating leases, including lease expense incurred on our behalf and allocated to us, was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In thousands)
Lease expense	$958	$957	$2,888	$2,935

Future minimum lease payments due under noncancelable leases for the remainder of 2019 and each of the five succeeding fiscal years and thereafter, were as follows:

	September 30, 2019
	(In thousands)
	Operating	Finance
2019	$868	$433
2020	1,606	1,368
2021	1,001	640
2022	538	79
2023	400	—
2024	240	—
Thereafter	895	—
Total future minimum lease payments	$5,548	$2,520

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

A rollforward of the aggregate accrued environmental remediation liabilities follows.

Total
(In thousands)
Accrued environmental remediation, January 1, 2019	$5,636
Payments made	(2,025)
Additional accruals	767
Accrued environmental remediation, September 30, 2019	$4,378

As of September 30, 2019, we have recognized (i) a current liability for remediation effort expenditures expected to be incurred within the next 12 months and (ii) a noncurrent liability for estimated remediation expenditures and fines expected to be incurred subsequent to September 30, 2020. Each of these amounts represent our best estimate for costs expected to be incurred. Neither of these amounts has been discounted to its present value.

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

The present value of the Deferred Purchase Price Obligation is reflected as a liability on our balance sheet until paid. As of September 30, 2019, the Remaining Consideration, which reflects the net present value of the $303.5 million Deferred Purchase Price Obligation, was $295.8 million on the unaudited condensed consolidated balance sheet using a discount rate of 5.25%.

18. SUBSEQUENT EVENTS

We have evaluated subsequent events for recognition or disclosure in the unaudited condensed consolidated financial statements and no events have occurred that require recognition or disclosure, except for the following.

On November 7, 2019, Summit Midstream Partners, LP (the “Partnership”) and Summit Midstream Partners Holdings, LLC (“SMP Holdings”) entered into a second amendment (the “Second Amendment”) to that certain Contribution Agreement between SMP Holdings and the Partnership dated February 25, 2016, as amended, pursuant to which the Partnership shall, on or before November 15, 2019, make a cash payment of $51.75 million and issue 10,714,285 Common Units to SMP Holdings (the “November 2019 Prepayment”). In addition, the parties have agreed to further reduce by $19.25 million the remaining portion of the consideration due to SMP Holdings under the Contribution Agreement. Following the Second Amendment and the November 2019 Prepayment, the remaining portion of the consideration due to SMP Holdings will be $180.75 million (the “Remaining Consideration”). The parties have also agreed to extend the final date by which the Partnership is obligated to deliver the Remaining Consideration to January 15, 2022. The Remaining Consideration remains payable to SMP Holdings in (i) cash, (ii) the Partnership’s common units or (iii) a combination of cash and the Partnership’s common units, and interest continues to accrue (and is payable quarterly in cash) at a rate of 8% per annum on any portion of the Remaining Consideration that remains unpaid after March 31, 2020. The form(s) of Remaining Consideration to be delivered by the Partnership to SMP Holdings continue to be determinable by the Partnership in its sole discretion. The terms of the Second

Amendment were approved by the conflicts committee of the board of directors of the general partner of the Partnership, which consists entirely of independent directors.

On October 18, 2019, a petition was filed in the District Court of Tarrant County, Texas by Sage Natural Resources, LLC (the “plaintiff”) against us and certain of our affiliates. The plaintiff is a party to a gathering agreement with DFW Midstream and a gas marketing agreement with Summit Midstream Marketing, LLC. In its petition, the plaintiff alleges various claims relating to the fees it was charged pursuant to the terms of these agreements, including breach of contract, fraud, fraudulent inducement, tortious interference, and negligent misrepresentation, as well as certain discriminatory rate claims under Texas law. The plaintiff seeks a rescission of the gas marketing agreement and the gas gathering agreement, as well as actual and exemplary damages and attorney’s fees. While we cannot predict the ultimate outcome of this matter with certainty, we do not believe that it is likely that we or our affiliates will be subject to any material liability as a result of this matter and are defending ourselves vigorously against the plaintiff’s claims.

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
•

Niobrara G&P, an associated natural gas gathering and processing system operating in the DJ Basin, which includes the Niobrara and Codell shale formations in northeastern Colorado and southeastern Wyoming; and

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

Our financial results are driven primarily by volume throughput and expense management. We generate the majority of our revenues from the gathering, compression, treating and processing services that we provide to our customers. A majority of the volumes that we gather, compress, treat and/or process have a fixed-fee rate structure which enhances the stability of our cash flows by providing a revenue stream that is not subject to direct commodity price risk. We also earn revenues from the following activities that directly expose us to fluctuations in commodity prices: (i) the sale of physical natural gas and/or NGLs purchased under percentage-of-proceeds or other processing arrangements with certain of our customers on the Bison Midstream, Summit Permian and Grand River systems, (ii) the sale of natural gas we retain from certain DFW Midstream customers and (iii) the sale of condensate we retain from our gathering services at Grand River. During the three months ended September 30, 2019, these additional activities accounted for approximately 12% of total revenues (we did not have any marketing transactions during the quarter). During the nine months ended September 30, 2019, these additional activities accounted for approximately 21% of total revenues including marketing transactions, and approximately 13% of total revenues excluding marketing transactions.

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

The following table presents certain consolidated and reportable segment financial data. For additional information on our reportable segments, see the "Segment Overview for the Three and Nine Months Ended September 30, 2019 and 2018" section herein.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In thousands)
Net (loss) income	$(10,645)	$57,455	$(42,750)	$3,697
Reportable segment adjusted EBITDA
Utica Shale	$7,864	$6,521	$20,697	$24,459
Ohio Gathering	10,435	10,171	29,584	29,583
Williston Basin	13,840	19,849	49,224	54,849
DJ Basin	6,554	2,248	12,043	4,528
Permian Basin	210	—	(996)	—
Piceance Basin	24,044	27,583	74,627	82,211
Barnett Shale	10,901	10,818	33,483	31,770
Marcellus Shale	4,958	5,550	14,735	18,769

Net cash provided by operating activities	$47,173	$56,443	$143,419	$166,492
Capital expenditures (1)	40,571	46,639	151,663	137,033

Distributions to common unitholders	$23,777	$45,215	$92,833	$135,484
Distributions to Series A Preferred unitholders	—	—	14,250	14,250
Net borrowings under Revolving Credit Facility	27,000	28,000	134,000	123,000

(1) See "Liquidity and Capital Resources" herein and Note 4 to the unaudited condensed consolidated financial statements for additional information on capital expenditures.

Three and nine months ended September 30, 2019.  The following items are reflected in our financial results:

•

In September 2019, in connection with our annual impairment evaluation, we determined that the fair value of the Mountaineer Midstream reporting unit did not exceed its carrying value and we recognized a goodwill impairment charge of $16.2 million for the three and nine months ended September 30, 2019.

•

In June 2019, we proceeded with the Double E Project after securing firm 10-year take-or-pay commitments for a substantial majority of the pipeline’s initial throughput capacity of 1.35 billion cubic feet of gas per day and executing the JV Agreement with an affiliate of Double E’s foundation shipper. Double E filed its Section 7(c) application with the Federal Energy Regulatory Commission on July 31, 2019.

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

The present value of the Deferred Purchase Price Obligation is reflected as a liability on our unaudited condensed consolidated balance sheet. As of September 30, 2019, the Remaining Consideration, which reflects the net present value of the $303.5 million Deferred Purchase Price Obligation, was $295.8 million on the unaudited condensed consolidated balance sheet using a discount rate of 5.25%. We have presented the Deferred Purchase Price Obligation as a current liability based on the expected settlement on or before June 30, 2020.

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

•

In March 2019, certain events occurred which indicated that certain long-lived assets in the DJ Basin and Barnett Shale reporting segments could be impaired. Consequently, we performed a recoverability assessment of certain assets within these reporting segments. In the DJ Basin, we determined certain processing plant assets related to our 20 MMcf/d plant would no longer be operational due to our expansion plans for the Niobrara G&P system and we recorded an impairment charge of $34.7 million related to these assets. In the Barnett Shale, we determined certain compressor station assets would be shut down and de-commissioned and we recorded an impairment charge of $10.2 million related to these assets.

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

With the completion of our 60 MMcf/d DJ Basin processing plant and compression expansions in the Permian Basin, capital expenditures began to wind down in the third quarter and are expected to decline further in the fourth quarter of 2019. We will remain disciplined with respect to future capital expenditures, which will be primarily concentrated on the Double E Pipeline project and accretive expansions of our existing systems in our Core Focus Areas. We continue to advance our financing plans for our equity interest in Double E, which we intend to be credit neutral to Summit. We are currently targeting a financing structure that requires no further cash outlays or payments by us during the construction period, and which shifts a substantial majority of our Double E capital commitments to third parties beginning in the first quarter of 2020. Excluding Double E, we estimate that our 2020 capital program will be less than $75 million.

Additionally, in the third quarter, we kicked off an important internal initiative to transform our cost structure, enhance margins and improve our competitive position in response to the ongoing challenge of weak market conditions. Based on preliminary assessments, we are targeting a reduction of at least $10 million of annual operating and administrative expenses in 2020 and up to $20 million of annual run rate expenses thereafter, while maintaining our commitment to providing safe and reliable operations for our customers. Our committed focus on cost efficiency and capital discipline is an important part of our overall plan to reduce leverage and improve our financial flexibility.

In November 2019, we amended the DPPO, reducing the remaining payment obligation to $180.75 million, and extending the final payment date to January 2022. We believe that the amendment provides additional time to strengthen the balance sheet and develop an optimal solution to retire the DPPO in its entirety. To that end, we will continue to pursue options that include, but are not limited to, raising proceeds from asset divestitures or the formation of joint ventures in our Legacy Areas and Core Focus Areas.

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

We review these metrics on a regular basis for consistency and trend analysis. There have been no changes in the composition or characteristics of these metrics during the three and nine months ended September 30, 2019.

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

Results of Operations

Consolidated Overview for the Three and Nine Months Ended September 30, 2019 and 2018

The following table presents certain consolidated and operating data.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In thousands)
Revenues:
Gathering services and related fees	$80,968	$86,427	$243,039	$260,373
Natural gas, NGLs and condensate sales	12,219	34,017	68,438	92,025
Other revenues	7,000	7,035	19,804	20,584
Total revenues	100,187	127,479	331,281	372,982
Costs and expenses:
Cost of natural gas and NGLs	7,472	26,879	50,802	71,549
Operation and maintenance	26,231	24,382	74,171	73,452
General and administrative	9,949	11,740	37,444	39,666
Depreciation and amortization	27,406	26,743	81,933	80,204
Transaction costs	129	—	1,079	—
(Gain) loss on asset sales, net	(347)	6	(1,595)	(6)
Long-lived asset impairment	—	1,540	45,021	2,127
Goodwill impairment	16,211	—	16,211	—
Total costs and expenses	87,051	91,290	305,066	266,992
Other income	12	58	304	78
Interest expense	(19,335)	(14,862)	(54,803)	(44,821)
Deferred Purchase Price Obligation	(3,760)	37,204	(11,899)	(53,759)
(Loss) income before income taxes and loss from equity method investees	(9,947)	58,589	(40,183)	7,488
Income tax (expense) benefit	(21)	35	(1,370)	(88)
Loss from equity method investees	(677)	(1,169)	(1,197)	(3,703)
Net (loss) income	$(10,645)	$57,455	$(42,750)	$3,697

Volume throughput (1):
Aggregate average daily throughput - natural gas (MMcf/d)	1,394	1,629	1,410	1,720
Aggregate average daily throughput - liquids (Mbbl/d)	105.2	96.9	100.8	90.9

(1) Exclusive of volume throughput for Ohio Gathering. For additional information, see the "Ohio Gathering" section herein.

Volumes – Gas.  Natural gas throughput volumes decreased 235 MMcf/d compared to the three months ended September 30, 2018, primarily reflecting:

•	a volume throughput decrease of 107 MMcf/d for the Piceance Basin segment.
•	a volume throughput decrease of 101 MMcf/d for the Marcellus Shale segment.
•	a volume throughput decrease of 67 MMcf/d for the Utica Shale segment.

Natural gas throughput volumes decreased 310 MMcf/d compared to the nine months ended September 30, 2018, primarily reflecting:

•	a volume throughput decrease of 141 MMcf/d for the Marcellus Shale segment.
•	a volume throughput decrease of 97 MMcf/d for the Utica Shale segment.
•	a volume throughput decrease of 94 MMcf/d for the Piceance Basin segment.

Volumes – Liquids. Crude oil and produced water throughput volumes in the Williston Basin segment increased 8.3 Mbbl/d and 9.9 Mbbl/d, respectively, compared to the three and nine months ended September 30, 2018.

For additional information on volumes, see the "Segment Overview for the Three and Nine Months Ended September 30, 2019 and 2018" section herein.

Revenues.  Total revenues decreased $27.3 million compared to the three months ended September 30, 2018 comprised of a $21.8 million decrease in natural gas, NGLs and condensate sales and a $5.5 million decrease in gathering services and related fees.

Gathering Services and Related Fees. Gathering services and related fees decreased $5.5 million compared to the three months ended September 30, 2018, primarily reflecting:

•

a $7.0 million decrease in gathering services and related fees in the Barnett Shale primarily reflecting $6.1 million in lower MVC shortfall revenue attributable to the timing of revenue recognition and an unfavorable gathering rate mix on certain gathering services and related fees. Also impacting 2019 revenues was the presentation of $1.6 million of gathering services as a reduction to cost of natural gas and NGLs due to the assignment of certain marketing arrangements from Corporate and Other to our DFW Midstream operations. This was partially offset by higher volume throughput due to increased drilling and completion activity.

•

a $3.9 million decrease in gathering services and related fees in the Piceance Basin relating to lower volume throughput due to a lack of drilling and completion activity and natural production declines.

•

a $1.3 million decrease in gathering services and related fees in the Williston Basin primarily reflecting a $2.9 million decrease in gathering services and related fees attributable to the sale of the Tioga Midstream system on March 22, 2019, whose 2019 financial results are included for the period from January 1, 2019 through March 22, 2019. This was partially offset by higher liquids volume throughput in the Williston Basin due to increased drilling activity.

•

a $1.2 million decrease in gathering services and related fees in the Marcellus Shale relating to lower volume throughput due to natural production declines partially offset by throughput associated with a number of new wells that were commissioned in the third quarter of 2019.

•

a $4.3 million increase in gathering services and related fees in the DJ Basin relating to higher volume throughput due to increased drilling activity and a more favorable volume and gathering rate mix from customers, partially offset by natural production declines.

•	$1.0 million in gathering services and related fees in the Permian Basin (commissioned in the fourth quarter of 2018).
•

a $0.9 million increase in gathering services and related fees in the Utica Shale due to the completion of new wells at the end of the fourth quarter of 2018 and during the first three quarters of 2019 and a more favorable volume and gathering rate mix from customers, partially offset by natural production declines.

Natural Gas, NGLs and Condensate Sales. Natural gas, NGLs and condensate sales decreased $21.8 million compared to the three months ended September 30, 2018, primarily reflecting lower natural gas, NGL and crude oil marketing services. The decrease in revenue is almost entirely offset by a $19.4 million decrease in natural gas, NGL and condensate purchases.

Total revenues decreased $41.7 million compared to the nine months ended September 30, 2018 primarily comprised of a $23.6 million decrease in natural gas, NGLs and condensate sales and a $17.3 million decrease in gathering services and related fees.

Gathering Services and Related Fees. Gathering services and related fees decreased $17.3 million compared to the nine months ended September 30, 2018, primarily reflecting:

•

a $10.3 million decrease in gathering services and related fees in the Barnett Shale primarily reflecting $6.4 million in lower MVC shortfall revenue attributable to the timing of revenue recognition and an unfavorable gathering rate mix on certain gathering services and related fees. Also impacting 2019 revenues was the presentation of $2.8 million of gathering services as a reduction to cost of natural gas and NGLs due to the assignment of certain marketing arrangements from Corporate and Other to our DFW Midstream operations. This was partially offset by higher volume throughput due to increased drilling and completion activity.

•

a $8.3 million decrease in gathering services and related fees in the Piceance Basin relating to lower volume throughput due to a lack of drilling and completion activity and natural production declines.

•	a $4.9 million decrease in gathering services and related fees in the Marcellus Shale relating to lower volume throughput due to natural production declines.
•

a $4.5 million decrease in gathering services and related fees in the Utica Shale due to a combination of natural production declines on existing wells together with increased temporary production curtailments associated with infill drilling, completion activity and other operational downtime associated with customers on existing pad sites, partially offset by the completion of new wells at the end of the fourth quarter of 2018 and during the first three quarters of 2019 and a more favorable volume and gathering rate mix from customers.

•

a $0.7 million decrease in gathering services and related fees in the Williston Basin primarily reflecting a $7.2 million decrease in gathering services and related fees attributable to the sale of the Tioga Midstream system on March 22, 2019, whose 2019 financial results are included for the period from January 1, 2019 through March 22, 2019. This was partially offset by higher liquids volume throughput due to increased drilling activity.

•

a $7.4 million increase in gathering services and related fees in the DJ Basin relating to higher volume throughput due to increased drilling activity and a more favorable volume and gathering rate mix from customers, partially offset by natural production declines.

•	$1.9 million in gathering services and related fees in the Permian Basin (commissioned in the fourth quarter of 2018).

Natural Gas, NGLs and Condensate Sales. Natural gas, NGLs and condensate sales decreased $23.6 million compared to the nine months ended September 30, 2018, primarily reflecting lower natural gas, NGL and crude oil marketing services. The majority of the decrease in revenue is offset by a $20.7 million decrease in natural gas, NGL and condensate purchases.

Costs and Expenses. Total costs and expenses decreased $4.2 million, compared to the three months ended September 30, 2018 primarily reflecting:

•	a $19.4 million decrease in natural gas, NGLs and condensate purchases primarily driven by lower natural gas, NGL and crude oil marketing activity.
•

a $1.8 million decrease in general and administrative expense primarily due to a $2.5 million decrease in compensation expense partially offset by a $1.2 million increase in professional service fees. For the three months ended September 30, 2018, we received a reimbursement of $0.6 million for previously paid professional fees.

•	a noncash goodwill impairment charge of $16.2 million relating to the Mountaineer Midstream system in the Marcellus Shale reportable segment.
•	a $1.8 million increase in operation and maintenance expense primarily due to an increase in environmental remediation costs in the Williston Basin.

Total costs and expenses increased $38.1 million, compared to the nine months ended September 30, 2018 primarily reflecting:

•	the recognition of $34.7 million of certain long-lived asset impairments in the DJ Basin.
•	a noncash goodwill impairment charge of $16.2 million relating to the Mountaineer Midstream system in the Marcellus Shale reportable segment.
•	the recognition of $10.2 million of certain long-lived asset impairments in the Barnett Shale.
•	a $1.7 million increase in depreciation and amortization, which was primarily driven by the assets placed into service in the Permian Basin.
•	a $0.7 million increase in operation and maintenance expense primarily due to an increase in environmental remediation costs in the Williston Basin.
•	a $20.7 million decrease in natural gas, NGLs and condensate purchases primarily driven by lower natural gas, NGL and crude oil marketing activity.
•

a $2.2 million decrease in general and administrative expense primarily due to a $5.1 million decrease in compensation expense and a $0.4 million decrease in professional service fees, partially offset by the recognition of $4.2 million in cash severance and unit-based compensation expense relating to our former Chief Executive Officer.

Cost of Natural Gas and NGLs. Cost of natural gas and NGLs decreased $19.4 million and $20.7 million compared to the three and nine months ended September 30, 2018, primarily driven by lower natural gas, NGL and crude oil marketing activity.

Operation and Maintenance. Operation and maintenance expense increased $1.8 million compared to the three months ended September 30, 2018 primarily due to an increase in environmental remediation costs in the Williston Basin.

Operation and maintenance expense increased $0.7 million compared to the nine months ended September 30, 2018 primarily due to an increase in environmental remediation costs in the Williston Basin.

General and Administrative. General and administrative expense decreased $1.8 million compared to the three months ended September 30, 2018 primarily due to a $2.5 million decrease in compensation expense partially offset by a $1.2 million increase in professional service fees. For the three months ended September 30, 2018, we received a reimbursement of $0.6 million for previously paid professional fees.

General and administrative expense decreased $2.2 million compared to the nine months ended September 30, 2018 primarily due to a $5.1 million decrease in compensation expense and a $0.4 million decrease in professional service fees, partially offset by the recognition of $4.2 million in cash severance and unit-based compensation expense relating to our former Chief Executive Officer.

Depreciation and Amortization. Depreciation and amortization expense increased $0.7 million and $1.7 million compared to the three and nine months ended September 30, 2018, primarily due to the assets placed into service in the Permian Basin.

Transaction Costs. Transaction costs recognized during the nine months ended September 30, 2019 primarily relate to financial advisory costs primarily associated with the Equity Restructuring.

Interest Expense. Interest expense increased $4.5 million and $10.0 million compared to the three and nine months ended September 30, 2018, primarily as a result of a higher average outstanding balance on the Revolving Credit Facility.

Deferred Purchase Price Obligation. Deferred Purchase Price Obligation recognized during the three and nine months ended September 30, 2019 represents the change in present value to Remaining Consideration in connection with the 2016 Drop Down (see Note 17 to the unaudited condensed consolidated financial statements).

For additional information, see the "Segment Overview for the Three and Nine Months Ended September 30, 2019 and 2018" and "Corporate and Other Overview for the Three and Nine Months Ended September 30, 2019 and 2018" sections herein.

Segment Overview for the Three and Nine Months Ended September 30, 2019 and 2018

Utica Shale. The Utica Shale reportable segment includes the Summit Utica system. Volume throughput for our Summit Utica system follows.

	Utica Shale
	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Percentage Change	2019	2018	Percentage Change
Average daily throughput (MMcf/d)	290	357	(19%)	279	376	(26%)

Volume throughput declined compared to the three and nine months ended September 30, 2018 due to natural production declines from existing wells on pad sites connected to the Summit Utica, partially offset by the completion of new wells at the end of the fourth quarter of 2018 and during the first three quarters of 2019. For the nine months ended September 30, 2019, volume throughput was impacted by an increase in temporary production curtailments associated with infill drilling, completion activity and other operational downtime associated with customers on existing pad sites.

Financial data for our Utica Shale reportable segment follows.

	Utica Shale
	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Percentage Change	2019	2018	Percentage Change
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$8,865	$7,974	11%	$23,951	$28,437	(16%)
Total revenues	8,865	7,974	11%	23,951	28,437	(16%)
Costs and expenses:
Operation and maintenance	911	1,363	(33%)	2,998	3,672	(18%)
General and administrative	85	85	-	242	292	(17%)
Depreciation and amortization	1,913	1,887	1%	5,744	5,773	(1%)
Loss on asset sales, net	—	5	*	—	5	*
Long-lived asset impairment	—	1,265	*	—	1,265	*
Total costs and expenses	2,909	4,605	(37%)	8,984	11,007	(18%)
Add:
Depreciation and amortization	1,913	1,887		5,744	5,773
Adjustments related to capital reimbursement activity	(5)	(5)		(14)	(14)
Loss on asset sales, net	—	5		—	5
Long-lived asset impairment	—	1,265		—	1,265
Segment adjusted EBITDA	$7,864	$6,521	21%	$20,697	$24,459	(15%)

* Not considered meaningful

Three months ended September 30, 2019. Segment adjusted EBITDA increased $1.3 million compared to the three months ended September 30, 2018, primarily reflecting:

•	a $0.9 million increase in gathering services and related fees due to a more favorable volume and gathering rate mix from customers partially offset by the volume throughput declines discussed above.
•	a $0.4 million decrease in operation and maintenance expense.

Nine months ended September 30, 2019. Segment adjusted EBITDA decreased $3.8 million compared to the nine months ended September 30, 2018, primarily reflecting:

•	a $4.5 million decrease in gathering services and related fees from lower volume throughput as discussed above partially offset by a more favorable volume and gathering rate mix from customers.
•	a $0.7 million decrease in operation and maintenance expense.

Ohio Gathering.  The Ohio Gathering reportable segment includes OGC and OCC. We account for our investment in Ohio Gathering using the equity method. We recognize our proportionate share of earnings or loss in net income on a one-month lag based on the financial information available to us during the reporting period.

Gross volume throughput for Ohio Gathering, based on a one-month lag follows.

	Ohio Gathering
	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Percentage Change	2019	2018	Percentage Change
Average daily throughput (MMcf/d)	777	797	(3%)	734	765	(4%)

Volume throughput for Ohio Gathering decreased compared to the three and nine months ended September 30, 2018 as a result of natural production declines on existing wells on the system, partially offset by the completion of new wells.

Financial data for our Ohio Gathering reportable segment, based on a one-month lag follows.

	Ohio Gathering
	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Percentage Change	2019	2018	Percentage Change
	(Dollars in thousands)
Proportional adjusted EBITDA for equity method investees	$10,435	$10,171	3%	$29,584	$29,583	0%
Segment adjusted EBITDA	$10,435	$10,171	3%	$29,584	$29,583	0%

Segment adjusted EBITDA for Ohio Gathering increased $0.3 million compared to the three months ended September 30, 2018 primarily as a result of lower expenses. Segment adjusted EBITDA for Ohio Gathering was flat compared to the nine months ended September 30, 2018.

Williston Basin.  The Polar and Divide, Bison Midstream and Tioga Midstream (through March 22, 2019; refer to Note 17 to the unaudited condensed consolidated financial statements for details on the sale of Tioga Midstream) systems provide our midstream services for the Williston Basin reportable segment. Volume throughput for our Williston Basin reportable segment follows.

	Williston Basin
	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Percentage Change	2019	2018	Percentage Change
Aggregate average daily throughput - natural gas (MMcf/d)	9	19	(53%)	12	18	(33%)

Aggregate average daily throughput - liquids (Mbbl/d)	105.2	96.9	9%	100.8	90.9	11%

Natural gas. Natural gas volume throughput decreased compared to the three and nine months ended September 30, 2018 primarily reflecting natural production declines, the sale of Tioga Midstream and operational downtime on the Bison Midstream system.

Liquids. The increase in liquids volume throughput compared to the three and nine months ended September 30, 2018, primarily reflected well completion activity by existing customers on our Polar and Divide system in 2018 and during the first three quarters of 2019 as well as the addition of new customers, partially offset by the sale of Tioga Midstream and natural production declines.

Financial data for our Williston Basin reportable segment follows.

	Williston Basin
	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Percentage Change	2019	2018	Percentage Change
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$16,685	$18,020	(7%)	$58,076	$58,792	(1%)
Natural gas, NGLs and condensate sales	1,878	7,953	(76%)	11,231	23,149	(51%)
Other revenues	2,555	3,037	(16%)	8,133	8,909	(9%)
Total revenues	21,118	29,010	(27%)	77,440	90,850	(15%)
Costs and expenses:
Cost of natural gas and NGLs	(93)	4,605	(102%)	3,668	13,413	(73%)
Operation and maintenance	8,578	5,920	45%	20,800	18,630	12%
General and administrative	405	318	27%	1,117	1,682	(34%)
Depreciation and amortization	4,788	5,672	(16%)	14,958	16,903	(12%)
Loss (gain) on asset sales, net	1	1	*	(1,142)	63	*
Long-lived asset impairment	—	—	*	18	—	*
Total costs and expenses	13,679	16,516	(17%)	39,419	50,691	(22%)
Add:
Depreciation and amortization	4,788	5,672		14,958	16,903
Adjustments related to MVC shortfall payments	2,081	2,032		(1,387)	(1,354)
Adjustments related to capital reimbursement activity	(469)	(350)		(1,244)	(922)
Loss (gain) on asset sales, net	1	1		(1,142)	63
Long-lived asset impairment	—	—		18	—
Segment adjusted EBITDA	$13,840	$19,849	(30%)	$49,224	$54,849	(10%)

* Not considered meaningful

Three months ended September 30, 2019. Segment adjusted EBITDA decreased $6.0 million compared to the three months ended September 30, 2018 primarily reflecting:

•

$2.2 million of segment adjusted EBITDA contributed by the Tioga Midstream system for the three months ended September 30, 2018 with no corresponding contribution in the three months ended September 30, 2019 due to the sale of Tioga Midstream on March 22, 2019. We also experienced lower natural gas volume throughput primarily reflecting natural production declines and operational downtime on the Bison Midstream system. This was partially offset by higher liquids volume throughput on our Polar and Divide system due to increased drilling and completion activity in 2018 and in the first nine months of 2019.

•	A $2.7 million increase in operation and maintenance expense primarily related to a $2.0 million increase in environmental remediation costs.

Nine months ended September 30, 2019. Segment adjusted EBITDA decreased $5.6 million compared to the nine months ended September 30, 2018 primarily reflecting:

•

a decrease of $5.7 million of segment adjusted EBITDA contributed by the Tioga Midstream system compared to the nine months ended September 30, 2018 due to the sale of Tioga Midstream on March 22, 2019. We also experienced lower natural gas volume throughput primarily reflecting natural production declines and operational downtime on the Bison Midstream system. The operational downtime began with third party maintenance on infrastructure located downstream of the Bison Midstream system, which created an operational disruption on the Bison Midstream system for approximately 15 days during the second quarter and continued to impact throughput capacity through August 2019. This was partially offset by higher liquids volume throughput on our Polar and Divide system due to increased drilling and completion activity in 2018 and in the first nine months of 2019.

•	A $2.2 million increase in operation and maintenance expense primarily related to an increase in environmental remediation costs.

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

	DJ Basin
	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Percentage Change	2019	2018	Percentage Change
Average daily throughput (MMcf/d)	33	18	83%	25	16	56%

Volume throughput increased compared to the three and nine months ended September 30, 2018, primarily as a result of ongoing drilling and completion activity across our service area partially offset by natural production declines.

Financial data for our DJ Basin reportable segment follows.

	DJ Basin
	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Percentage Change	2019	2018	Percentage Change
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$7,039	$2,708	160%	$14,784	$7,395	100%
Natural gas, NGLs and condensate sales	93	112	(17%)	279	271	3%
Other revenues	735	962	(24%)	2,776	2,689	3%
Total revenues	7,867	3,782	108%	17,839	10,355	72%
Costs and expenses:
Cost of natural gas and NGLs	11	22	*	21	35	(40%)
Operation and maintenance	1,781	1,661	7%	5,658	4,768	19%
General and administrative	54	(308)	(118%)	186	649	(71%)
Depreciation and amortization	775	783	(1%)	2,038	2,349	(13%)
Long-lived asset impairment	—	9	*	34,759	9	*
Total costs and expenses	2,621	2,167	21%	42,662	7,810	446%
Add:
Depreciation and amortization	775	783		2,038	2,349
Adjustments related to capital reimbursement activity	533	(159)		69	(375)
Long-lived asset impairment	—	9		34,759	9
Segment adjusted EBITDA	$6,554	$2,248	192%	$12,043	$4,528	166%

* Not considered meaningful

Three months ended September 30, 2019. Segment adjusted EBITDA increased $4.3 million compared to the three months ended September 30, 2018, as a result of volume growth from ongoing drilling and completion activity and a more favorable volume and gathering rate mix from customers, partially offset by natural production declines.

Other items to note:

•	For the three months ended September 30, 2018, general and administrative expense includes a reimbursement of $0.6 million for previously paid professional fees.

Nine months ended September 30, 2019. Segment adjusted EBITDA increased $7.5 million compared to the nine months ended September 30, 2018, primarily reflecting:

•

a $7.4 million increase in gathering services and related fees primarily as a result of volume growth from ongoing drilling and completion activity and a more favorable volume and gathering rate mix from customers, partially offset by natural production declines.

•	a $0.9 million increase in operation and maintenance expense primarily due to higher costs to support volume growth.

Other items to note:

•

During the quarter ended March 31, 2019, we impaired certain long-lived assets in the DJ Basin (see Note 5 to the unaudited condensed consolidated financial statements). The impairment had no impact on segment adjusted EBITDA for the three and nine months ended September 30, 2019.

Permian Basin.  The Summit Permian system provides our midstream services for the Permian Basin reportable segment, which commenced operations late in the fourth quarter of 2018.

Average daily volume throughput during the three and nine months ended September 30, 2019 totaled 20 MMcf/d and 17 MMcf/d, respectively.

Financial data for our Permian Basin reportable segment follows.

	Permian Basin
	Three months ended September 30, 2019	Nine months ended September 30, 2019
	(In thousands)
Revenues:
Gathering services and related fees	$986	$1,938
Natural gas, NGLs and condensate sales	3,797	10,424
Other revenues	102	183
Total revenues	4,885	12,545
Costs and expenses:
Cost of natural gas and NGLs	3,242	9,369
Operation and maintenance	1,338	3,962
General and administrative	95	210
Depreciation and amortization	1,312	3,547
Gain on asset sales, net	—	(120)
Long-lived asset impairment	—	8
Total costs and expenses	5,987	16,976
Add:
Depreciation and amortization	1,312	3,547
Gain on asset sales, net	—	(120)
Long-lived asset impairment	—	8
Segment adjusted EBITDA	$210	$(996)

Three and Nine months ended September 30, 2019. Segment adjusted EBITDA totaled $0.2 million and ($1.0) million for the three and nine months ended September 30, 2019, respectively, primarily reflecting fixed operating costs associated with commissioning and operating the Lane processing plant and certain inefficiencies and higher fuel costs associated with lower plant utilization and initial production volumes.

Piceance Basin.  The Grand River system provides midstream services for the Piceance Basin reportable segment. Volume throughput for our Piceance Basin reportable segment follows.

	Piceance Basin
	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Percentage Change	2019	2018	Percentage Change
Aggregate average daily throughput (MMcf/d)	446	553	(19%)	464	558	(17%)

Volume throughput decreased compared to the three and nine months ended September 30, 2018, primarily as a result of a lack of drilling and completion activity and natural production declines.

Financial data for our Piceance Basin reportable segment follows.

	Piceance Basin
	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Percentage Change	2019	2018	Percentage Change
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$30,120	$34,035	(12%)	$92,515	$100,812	(8%)
Natural gas, NGLs and condensate sales	1,733	3,538	(51%)	6,139	12,379	(50%)
Other revenues	1,258	1,110	13%	3,341	3,498	(4%)
Total revenues	33,111	38,683	(14%)	101,995	116,689	(13%)
Costs and expenses:
Cost of natural gas and NGLs	1,502	2,264	(34%)	4,255	7,779	(45%)
Operation and maintenance	7,273	8,623	(16%)	21,680	26,004	(17%)
General and administrative	128	335	(62%)	724	1,043	(31%)
Depreciation and amortization	11,798	11,729	1%	35,399	35,168	1%
Loss on asset sales, net	—	—	*	3	—	*
Long-lived asset impairment	—	267	*	—	267	*
Total costs and expenses	20,701	23,218	(11%)	62,061	70,261	(12%)
Add:
Depreciation and amortization	11,798	11,729		35,399	35,168
Loss on asset sales, net	—	—		3	—
Long-lived asset impairment	—	267		—	267
Adjustments related to MVC shortfall payments	—	—		(103)	(93)
Adjustments related to capital reimbursement activity	(164)	122		(606)	441
Segment adjusted EBITDA	$24,044	$27,583	(13%)	$74,627	$82,211	(9%)

*Not considered meaningful

Three months ended September 30, 2019. Segment adjusted EBITDA decreased $3.5 million compared to the three months ended September 30, 2018, primarily reflecting:

•	a $3.9 million decrease in gathering services and related fees as a result of a lack of drilling and completion activity and natural production declines.
•

a $1.0 million decrease in natural gas, NGLs and condensate activity (sales and purchases) as a result of lower volume throughput and lower commodity prices associated with the sale of NGLs and condensate.

•	a $1.4 million decrease in operation and maintenance expense primarily due to a $0.9 million reduction in planned compressor overhaul maintenance costs and $0.5 million in lower compensation expense.

Nine months ended September 30, 2019. Segment adjusted EBITDA decreased $7.6 million compared to the nine months ended September 30, 2018, primarily reflecting:

•	a $8.3 million decrease in gathering services and related fees as a result of lower drilling and completion activity and natural production declines.
•

a $2.7 million decrease in natural gas, NGLs and condensate activity (sales and purchases) as a result of lower volume throughput and lower commodity prices associated with the sale of NGLs and condensate.

•	a $4.3 million decrease in operation and maintenance expense primarily due to a $2.7 million reduction in planned compressor overhaul maintenance costs and $1.3 million in lower compensation expense.

Barnett Shale. The DFW Midstream system provides our midstream services for the Barnett Shale reportable segment. Volume throughput for our Barnett Shale reportable segment follows.

	Barnett Shale
	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Percentage Change	2019	2018	Percentage Change
Average daily throughput (MMcf/d)	247	232	6%	255	253	1%

Volume throughput increased compared to the three and nine months ended September 30, 2018 reflecting new volumes from well completion activity during the first three quarters of 2019, partially offset by natural production declines.

Financial data for our Barnett Shale reportable segment follows.

	Barnett Shale
	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Percentage Change	2019	2018	Percentage Change
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$11,286	$18,318	(38%)	$35,739	$46,035	(22%)
Natural gas, NGLs and condensate sales	4,828	789	512%	11,705	1,715	583%
Other revenues (1)	1,706	1,913	(11%)	5,008	5,595	(10%)
Total revenues	17,820	21,020	(15%)	52,452	53,345	(2%)
Costs and expenses:
Cost of natural gas and NGLs	2,810	—	*	7,384	—	*
Operation and maintenance	5,567	5,111	9%	16,181	16,226	(0%)
General and administrative	201	238	(16%)	667	784	(15%)
Depreciation and amortization	3,810	3,911	(3%)	11,555	11,728	(1%)
Gain on asset sales, net	(350)	—	*	(343)	(74)	*
Long-lived asset impairment	—	—	*	10,236	—	*
Total costs and expenses	12,038	9,260	30%	45,680	28,664	59%
Add:
Depreciation and amortization	4,045	3,760		12,542	11,276
Adjustments related to MVC shortfall payments	1,453	(5,031)		4,358	(5,094)
Adjustments related to capital reimbursement activity	(29)	329		(82)	981
Gain on asset sales, net	(350)	—		(343)	(74)
Long-lived asset impairment	—	—		10,236	—
Segment adjusted EBITDA	$10,901	$10,818	1%	$33,483	$31,770	5%

*Not considered meaningful

(1) Includes the amortization expense associated with our favorable and unfavorable (in 2018) gas gathering contracts as reported in other revenues.

Three months ended September 30, 2019. Segment adjusted EBITDA was flat compared to the three months ended September 30, 2018 primarily reflecting:

•

a $6.5 million increase in adjustments related to MVC shortfall payments attributable to the timing of revenue recognition, offset by a $7.0 million decrease in gathering services and related fees primarily reflecting lower volume throughput and unfavorable gathering rate mix on certain gathering services and related fees. Also impacting 2019 revenues was the presentation of $1.6 million of gathering services as a reduction to cost of natural gas and NGLs due to the assignment of certain marketing arrangements from Corporate and Other to our DFW Midstream operations. This was partially offset by higher volume throughput due to increased drilling and completion activity.

Nine months ended September 30, 2019. Segment adjusted EBITDA increased $1.7 million compared to the nine months ended September 30, 2018 primarily reflecting:

•

a $9.5 million increase in adjustments related to MVC shortfall payments attributable to the timing of revenue recognition, partially offset by a $10.3 million decrease in gathering services and related fees primarily reflecting lower volume throughput and unfavorable gathering rate mix. Also impacting 2019 revenues was the presentation of $2.8 million of gathering services as a reduction to cost of natural gas and NGLs due to the assignment of certain marketing arrangements from Corporate and Other to our DFW Midstream operations. This was partially offset by higher volume throughput due to increased drilling and completion activity.

Other items to note:

•

In March 2019, we impaired certain long-lived assets in the Barnett Shale (see Note 5 to the unaudited condensed consolidated financial statements). The noncash impairment expense had no impact on segment adjusted EBITDA for the three and nine months ended September 30, 2019.

Marcellus Shale.  The Mountaineer Midstream system provides our midstream services for the Marcellus Shale reportable segment. Volume throughput for the Marcellus Shale reportable segment follows.

	Marcellus Shale
	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Percentage Change	2019	2018	Percentage Change
Average daily throughput (MMcf/d)	349	450	(22%)	358	499	(28%)

Volume throughput decreased compared to the three months ended September 30, 2018 primarily due to natural production declines partially offset by throughput associated with a number of wells that were commissioned in the third quarter of 2019.

Volume throughput decreased compared to the nine months ended September 30, 2018 primarily due to natural production declines.

Financial data for our Marcellus Shale reportable segment follows.

	Marcellus Shale
	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Percentage Change	2019	2018	Percentage Change
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$5,987	$7,150	(16%)	$18,081	$23,025	(21%)
Total revenues	5,987	7,150	(16%)	18,081	23,025	(21%)
Costs and expenses:
Operation and maintenance	783	1,458	(46%)	2,892	3,884	(26%)
General and administrative	237	98	*	426	309	38%
Depreciation and amortization	2,286	2,273	1%	6,855	6,819	1%
Goodwill impairment	16,211	—	*	16,211	—	*
Total costs and expenses	19,517	3,829	410%	26,384	11,012	140%
Add:
Depreciation and amortization	2,286	2,273		6,855	6,819
Goodwill impairment	16,211	—		16,211	—
Adjustments related to capital reimbursement activity	(9)	(44)		(28)	(63)
Segment adjusted EBITDA	$4,958	$5,550	(11%)	$14,735	$18,769	(21%)

*Not considered meaningful

Three months ended September 30, 2019. Segment adjusted EBITDA decreased $0.6 million compared to the three months ended September 30, 2018 primarily reflecting:

•	a $1.2 million decrease in gathering services and related fees as a result of volume declines.
•	a $0.7 million decrease in operation and maintenance expense primarily due to lower property taxes.

Other items to note:

•

In September 2019, we recorded a noncash, goodwill impairment charge of $16.2 million relating to the Mountaineer Midstream system in the Marcellus Shale (see Note 7 to the unaudited condensed consolidated financial statements). This noncash impairment expense had no impact on segment adjusted EBITDA for the three months ended September 30, 2019.

Nine months ended September 30, 2019. Segment adjusted EBITDA decreased $4.0 million compared to the nine months ended September 30, 2018 primarily reflecting:

•	a $4.9 million decrease in gathering services and related fees as a result of volume declines.

•	a $1.0 million decrease in operation and maintenance expense primarily due to a $0.5 million decrease in right-of-way maintenance costs.

Other items to note:

•

In September 2019, we recorded a noncash, goodwill impairment charge of $16.2 million relating to the Mountaineer Midstream system in the Marcellus Shale (see Note 7 to the unaudited condensed consolidated financial statements). This noncash impairment had no impact on segment adjusted EBITDA for the nine months ended September 30, 2019.

Corporate and Other Overview for the Three and Nine Months Ended September 30, 2019 and 2018

Corporate and Other represents those results that are not specifically attributable to a reportable segment or that have not been allocated to our reportable segments, including certain general and administrative expense items, natural gas and crude oil marketing services, transaction costs, interest expense and the change in the Deferred Purchase Price Obligation.

	Corporate and Other
	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Percentage Change	2019	2018	Percentage Change
	(Dollars in thousands)
Revenues:
Total revenues	534	19,860	(97%)	$26,978	$50,281	(46%)
Costs and expenses:
Cost of natural gas and NGLs	—	19,988	*	26,105	50,322	(48%)
General and administrative	8,744	10,974	(20%)	33,872	34,907	(3%)
Transaction costs	129	—	*	1,079	—	*
Interest expense	19,335	14,862	30%	54,803	44,821	22%
Deferred Purchase Price Obligation	3,760	(37,204)	*	11,899	53,759	*

* Not considered meaningful

Total Revenues. Total revenues attributable to Corporate and Other was due to natural gas, NGL and crude oil marketing services (primarily natural gas sales). The decrease of $19.3 million and $23.3 million for the three and nine months ended September 30, 2019, respectively, was attributable to lower natural gas, NGL and crude oil marketing activity.

Cost of Natural Gas and NGLs. Cost of natural gas and NGLs attributable to Corporate and Other was due to natural gas, NGL and crude oil marketing services. The decrease of $20.0 million and $24.2 million for the three and nine months ended September 30, 2019, respectively, was attributable to lower marketing activity.

General and Administrative. General and administrative expense decreased $2.2 million, compared to the three months ended September 30, 2018 primarily due to a $2.5 million decrease in compensation expense partially offset by a $0.5 million increase in professional service fees.

General and administrative expense decreased $1.0 million, compared to the nine months ended September 30, 2018 primarily due to a $5.0 million decrease in compensation expense partially offset by the recognition of $4.2 million in cash severance and unit-based compensation expense relating to our former Chief Executive Officer.

Transaction costs. Transaction costs recognized during the nine months ended September 30, 2019 primarily relate to financial advisory costs associated with the Equity Restructuring.

Interest Expense. Interest expense increased $4.5 million and $10.0 million compared to the three and nine months ended September 30, 2018, respectively, primarily as a result of a higher average outstanding balance on the Revolving Credit Facility.

Deferred Purchase Price Obligation. Deferred Purchase Price Obligation recognized during the three and nine months ended September 30, 2019 represents the change in present value to Remaining Consideration in connection with the 2016 Drop Down (see Note 17 to the unaudited condensed consolidated financial statements).

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

Capital Markets Activity

We had no capital markets activity during the nine months ended September 30, 2019. For additional information, see the "Liquidity and Capital Resources—Capital Markets Activity" section of MD&A included in the 2018 Annual Report.

Debt

Revolving Credit Facility. We have a $1.25 billion senior secured Revolving Credit Facility. As of September 30, 2019, the outstanding balance of the Revolving Credit Facility was $600.0 million and the unused portion totaled $640.9 million, after giving effect to the issuance thereunder of a $9.1 million outstanding but undrawn irrevocable standby letter of credit. There were no defaults or events of default during the nine months ended September 30, 2019, and, as of September 30, 2019, we were in compliance with the financial covenants in the Revolving Credit Facility. See Notes 10 and 16 to the unaudited condensed consolidated financial statements for more information on the Revolving Credit Facility and the issuance of the $9.1 million letter of credit, respectively.

Senior Notes. In February 2017, the Co-Issuers co-issued $500.0 million of 5.75% Senior Notes. In July 2014, the Co-Issuers co-issued $300.0 million of 5.50% Senior Notes. There were no defaults or events of default as of and for the nine months ended September 30, 2019 on either series of senior notes.

For additional information on our long-term debt, see Note 10 to the unaudited condensed consolidated financial statements.

Deferred Purchase Price Obligation

In March 2016, we entered into an agreement with a subsidiary of Summit Investments to fund a portion of the 2016 Drop Down whereby we have recognized the Deferred Purchase Price Obligation (see Notes 17 and 18 to the unaudited condensed consolidated financial statements and the “Contractual Obligations Update” section below).

Cash Flows

The components of the net change in cash and cash equivalents were as follows:

	Nine months ended September 30,
	2019	2018
	(In thousands)
Net cash provided by operating activities	$143,419	$166,492
Net cash used in investing activities	(65,287)	(136,746)
Net cash used in financing activities	(77,427)	(30,806)
Net change in cash and cash equivalents	$705	$(1,060)

Operating activities. Cash flows from operating activities for the nine months ended September 30, 2019 primarily reflected:

•	a $10.0 million increase in cash interest payments; and
•	other changes in working capital.

Investing activities. Cash flows used in investing activities during the nine months ended September 30, 2019 primarily reflected:

•

$151.7 million of capital expenditures primarily attributable to the ongoing development of the DJ Basin of $66.8 million, Summit Permian of $43.4 million, the Williston Basin of $20.3 million and Corporate and Other, which includes $15.4 million of capital expenditures relating to the Project;

•	$89.5 million of net proceeds from the Tioga Midstream sale;
•	$7.3 million for a distribution from an equity method investment; and
•	$11.3 million for investments in Double E relating to the Project.

Cash flows used in investing activities during the nine months ended September 30, 2018 primarily reflected $137.0 million of capital expenditures attributable to the ongoing development of Summit Permian of $67.6 million, the DJ Basin of $38.9 million, the Williston Basin of $18.5 million, the Piceance Basin of $5.3 million and Summit Utica of $3.9 million.

Financing activities. Cash flows used in financing activities during the nine months ended September 30, 2019 primarily reflected:

•	$107.1 million of distributions;
•	$134.0 million of net borrowings under our Revolving Credit Facility; and
•	$100.0 million payment on the Deferred Purchase Price Obligation.

Cash flows used in financing activities during the nine months ended September 30, 2018 primarily reflected:

•	$149.7 million of distributions;
•	$123.0 million of net borrowings under our Revolving Credit Facility.

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

For additional information, see Notes 17 and 18 to the unaudited condensed consolidated financial statements.

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

For the nine months ended September 30, 2019, cash paid for capital expenditures totaled $151.7 million (see Note 4 to the unaudited condensed consolidated financial statements) which included $10.6 million of maintenance capital expenditures. For the nine months ended September 30, 2019, there were no contributions to Ohio Gathering and we contributed $11.3 million to Double E (see Note 8 to the unaudited condensed consolidated financial statements).

We rely primarily on internally generated cash flow as well as external financing sources, including commercial bank borrowings and the issuance of debt, equity and preferred equity securities, and proceeds from potential asset divestitures to fund our capital expenditures. We believe that our Revolving Credit Facility, together with internally generated cash flow and financial support from our Sponsor and/or access to debt or equity capital markets, will be adequate to finance our growth objectives for the foreseeable future without adversely impacting our liquidity or our ability to make quarterly cash distributions to our unitholders.

With the completion of our 60 MMcf/d DJ Basin processing plant and compression expansions in the Permian Basin, capital expenditures began to wind down in the third quarter and are expected to decline further in the fourth quarter of 2019. We will remain disciplined with respect to future capital expenditures, which will be primarily concentrated on the Double E Pipeline project and accretive expansions of our existing systems in our Core Focus Areas. We continue to advance our financing plans for our equity interest in Double E, which we intend to be credit neutral to Summit. We are currently targeting a financing structure that requires no further cash outlays or payments by us during the construction period, and which shifts a substantial majority of our Double E capital commitments to third parties beginning in the first quarter of 2020. Excluding Double E, we estimate that our 2020 capital program will be less than $75 million.

There are a number of risks and uncertainties that could cause our current expectations to change, including, but not limited to, (i) the ability to reach agreement with third parties; (ii) prevailing conditions and outlook in the natural gas, crude oil and natural gas liquids industries and markets and (iii) our ability to obtain financing from commercial banks, the capital markets, or other financing sources.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of or during the nine months ended September 30, 2019.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our current interest rate risk exposure is largely related to our debt portfolio. As of September 30, 2019, we had $800.0 million principal of fixed-rate Senior Notes and $600.0 million outstanding under our variable rate Revolving Credit Facility (see Note 10 to the unaudited condensed consolidated financial statements). While existing fixed-rate debt mitigates the downside impact of fluctuations in interest rates, future issuances of long-term debt could be impacted by increases in interest rates, which could result in higher overall interest costs. In addition, the borrowings under our Revolving Credit Facility, which have a variable interest rate, also expose us to the risk of increasing interest rates. Our current interest rate risk exposure has not changed materially since December 31, 2018. For additional information, see the "Interest Rate Risk" section included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the 2018 Annual Report.

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

Item 4. Controls and Procedures.

Under the direction of our General Partner's Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of September 30, 2019 and (ii) no change in internal control over financial reporting occurred during the quarter ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 18, 2019, a petition was filed in the District Court of Tarrant County, Texas by Sage Natural Resources, LLC (the “plaintiff”) against us and certain of our affiliates. The plaintiff is a party to a gathering agreement with DFW Midstream and a gas marketing agreement with Summit Midstream Marketing, LLC. In its petition, the plaintiff alleges various claims relating to the fees it was charged pursuant to the terms of these agreements, including breach of contract, fraud, fraudulent inducement, tortious interference, and negligent misrepresentation, as well as certain discriminatory rate claims under Texas law. The plaintiff seeks a rescission of the gas marketing agreement and the gas gathering agreement, as well as actual and exemplary damages and attorney’s fees. While we cannot predict the ultimate outcome of this matter with certainty, we do not believe that it is likely that we or our affiliates will be subject to any material liability as a result of this matter and are defending ourselves vigorously against the plaintiff’s claims.

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

Employment Agreement effective September 16, 2019, by and between Summit Midstream Partners, LLC and Heath Deneke (Incorporated herein by reference to Exhibit 10.1 to SMLP’s Current Report on Form 8-K dated August 9, 2019 (Commission File Number 001-35666))

31.1		Rule 13a-14(a)/15d-14(a) Certification, executed by Heath Deneke, President, Chief Executive Officer and Director
31.2		Rule 13a-14(a)/15d-14(a) Certification, executed by Marc D. Stratton, Executive Vice President and Chief Financial Officer
32.1

Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Heath Deneke, President, Chief Executive Officer and Director, and Marc D. Stratton, Executive Vice President and Chief Financial Officer

101.INS	**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	**	Inline XBRL Taxonomy Extension Schema
101.CAL	**	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	**	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	**	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	**	Inline XBRL Taxonomy Extension Presentation Linkbase
104	**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

† Management contract or compensatory plan or arrangement that is being filed as an exhibit pursuant to Item 9.01(d) of SMLP’s Form 8-K filed August 9, 2019 (Commission File Nos. 001-35666)

** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections. The financial information contained in the XBRL (eXtensible Business Reporting Language)-related documents is unaudited and unreviewed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Summit Midstream Partners, LP

(Registrant)

By: Summit Midstream GP, LLC (its General Partner)

November 8, 2019	/s/ Marc D. Stratton

Marc D. Stratton, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)