Form 10-K
period 2019-12-31
Summit Midstream Partners, LP
filed 2020-03-09
CIK 1549922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission file number: 001-35666

Summit Midstream Partners, LP

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	45-5200503 (I.R.S. Employer Identification No.)
910 Louisiana Street, Suite 4200 Houston, TX (Address of principal executive offices)	77002 (Zip Code)

(832) 413-4770

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Units	SMLP	New York Stock Exchange

 Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐    Yes      ☒    No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act. ☐    Yes      ☒    No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒    Yes      ☐    No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒    Yes      ☐    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐    Yes      ☒    No

The aggregate market value of the common units held by non-affiliates of the registrant as of June 28, 2019, was $309,575,112.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	As of February 14, 2020
Common Units	93,613,194 units

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

    Investments and affiliates of the Sponsor (superseded by the 2020 SRS)

2017 SRS

the Partnership's automatic shelf registration statement of well-known seasoned issuers filed with the SEC in July 2017 which registered an indeterminate amount of common units, preferred units, debt securities and guarantees and subsequently amended in November 2017

2020 SRS

the Partnership's shelf registration statement filed in November 2019 and declared effective in January 2020, which registered an indeterminate amount of common units, preferred units, warrants, rights, debt securities and guarantees in primary offerings and 51,234,693 common units beneficially owned by SMP Holdings and SMLP Holdings

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

Bison Midstream	Bison Midstream, LLC
Board of Directors	the board of directors of our General Partner
CAA	Clean Air Act
CEA	Commodity Exchange Act
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act
CFTC	Commodity Futures Trading Commission
Compensation Committee	the compensation committee of the Board of Directors
Compensation Consultant	BDO USA, L.L.P.
condensate	a natural gas liquid with a low vapor pressure, mainly composed of propane, butane, pentane and heavier hydrocarbon fractions
Conflicts Committee	the conflicts committee of the Board of Directors
CWA	Clean Water Act
Deferred Purchase Price Obligation	the deferred payment liability recognized in connection with the 2016 Drop Down, as subsequently amended; also referred to as DPPO
DFW Midstream	DFW Midstream Services LLC
DJ Basin	Denver-Julesburg Basin

Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
DOT	U.S. Department of Transportation
Double E	Double E Pipeline, LLC
Double E Project

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

Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Finance Corp.	Summit Midstream Finance Corp.
FTC	Federal Trade Commission
GAAP	accounting principles generally accepted in the United States of America
General Partner	Summit Midstream GP, LLC
GHG	greenhouse gas(es)
GP	general partner
GP interest	2.0% general partner interest of GP in the Partnership prior to the Equity Restructuring and a non-economic general partner interest after the Equity Restructuring
Grand River	Grand River Gathering, LLC
Guarantor Subsidiaries

Bison Midstream and its subsidiaries, Grand River and its subsidiaries, DFW

    Midstream, Summit Marketing, Summit Permian, Permian Finance, OpCo,

    Summit Utica, Meadowlark Midstream, Summit Permian II and Mountaineer

    Midstream

hub	geographic location of a storage facility and multiple pipeline interconnections
ICA	Interstate Commerce Act
IDRs	incentive distribution rights
IPO	initial public offering
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
Mbbl	one thousand barrels
Mbbl/d	one thousand barrels per day
Mcf	one thousand cubic feet
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
Meadowlark Midstream	Meadowlark Midstream Company, LLC
MMBtu	one million British Thermal Units
MMcf	one million cubic feet
MMcf/d	one million cubic feet per day
Mountaineer Midstream	Mountaineer Midstream Company, LLC
MQD	minimum quarterly distribution
MVC	minimum volume commitment
NAAQS	national ambient air quality standard
NEPA	National Environmental Policy Act
NGA	Natural Gas Act

NGLs

natural gas liquids; the combination of ethane, propane, normal butane,

    iso-butane and natural gasolines that when removed from unprocessed natural gas streams become liquid under various levels of higher pressure and lower temperature

NGPA	Natural Gas Policy Act of 1978
Niobrara G&P	Niobrara Gathering and Processing system
Non-Guarantor Subsidiaries	Permian Holdco and Summit Permian Transmission
NYSE	New York Stock Exchange
OCC	Ohio Condensate Company, L.L.C.
OGC	Ohio Gathering Company, L.L.C.
Ohio Gathering	Ohio Gathering Company, L.L.C. and Ohio Condensate Company, L.L.C.
OPA	Oil Pollution Control Act
OpCo	Summit Midstream OpCo, LP
PHMSA	Pipeline and Hazardous Materials Safety Administration
play	a proven geological formation that contains commercial amounts of hydrocarbons
Permian Finance	Summit Midstream Permian Finance, LLC
Permian Holdco	Summit Permian Transmission Holdco, LLC
Polar and Divide	the Polar and Divide system; collectively Polar Midstream and Epping
Polar Midstream	Polar Midstream, LLC
produced water	water from underground geologic formations that is a by-product of natural gas and crude oil production
PSD	Prevention of Significant Deterioration
RCRA	Resource Conservation and Recovery Act
Red Rock Gathering	Red Rock Gathering Company, LLC
Remaining Consideration	the consideration to be paid to SMP Holdings in 2022 in connection with the 2016 Drop Down, the present value of which is reflected on our balance sheets as the Deferred Purchase Price Obligation
Revolving Credit Facility

the Third Amended and Restated Credit Agreement dated as of May 26, 2017, as amended by the First Amendment to Third Amended and Restated Credit

    Agreement dated as of September 22, 2017 and by the Second Amendment to Third Amended and Restated Credit Agreement dated as of June 26, 2019 and further amended December 24, 2019

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

    Price Obligation, (viii) impairments and (ix) other noncash expenses or losses, less other noncash income or gains

Senior Notes	The 5.5% Senior Notes and the 5.75% Senior Notes, collectively
Series A Preferred Units	Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units
shortfall payment	the payment received from a counterparty when its volume throughput does not meet its MVC for the applicable period
SMLP	Summit Midstream Partners, LP
SMLP Holdings	SMLP Holdings, LLC
SMLP LTIP	SMLP Long-Term Incentive Plan
SMP Holdings	Summit Midstream Partners Holdings, LLC
SPCC	Spill Prevention Control and Countermeasure
Sponsor	Energy Capital Partners II, LLC and its parallel and co-investment funds; also known as Energy Capital Partners
Subsidiary Series A Preferred Units	Series A Fixed Rate Cumulative Redeemable Preferred Units issued by Permian Holdco
Summit Holdings	Summit Midstream Holdings, LLC
Summit Investments	Summit Midstream Partners, LLC
Summit Niobrara	Summit Midstream Niobrara, LLC

Summit Marketing	Summit Midstream Marketing, LLC
Summit Permian	Summit Midstream Permian, LLC
Summit Permian II	Summit Midstream Permian II, LLC
Summit Permian Transmission	Summit Permian Transmission, LLC
Summit Utica	Summit Midstream Utica, LLC
Tcfe	the equivalent of one trillion cubic feet
the Company	Summit Midstream Partners, LLC and its subsidiaries
the Partnership	Summit Midstream Partners, LP and its subsidiaries
throughput volume	the volume of natural gas, crude oil or produced water gathered, transported or passing through a pipeline, plant or other facility during a particular period; also referred to as volume throughput
Tioga Midstream	Tioga Midstream, LLC
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

PART I

Item 1. Business.

SMLP is a Delaware limited partnership formed in May 2012. References to "we" or "our" refer collectively to SMLP and its subsidiaries. For additional information, see Note 1 to the consolidated financial statements.

Item 1. Business is divided into the following sections:

•	Overview
•	Business Strategies
•	Our Midstream Assets
•	Regulation of the Natural Gas and Crude Oil Industries
•	Environmental Matters
•	Other Information

Overview

We are a value-driven limited partnership focused on developing, owning and operating midstream energy infrastructure assets that are strategically located in unconventional resource basins, primarily shale formations, in the continental United States. Our systems gather natural gas from pad sites, wells and central receipt points connected to our systems. Gathered natural gas volumes are then compressed, dehydrated, treated and/or processed for delivery to downstream pipelines serving processing plants and/or end users. We also contract with producers to gather crude oil and produced water from wells connected to our systems for delivery to downstream pipelines and third-party rail terminals in the case of crude oil and to third-party disposal wells in the case of produced water. We generally refer to all of the services our systems provide as gathering services.

We classify our midstream energy infrastructure assets into two categories:

•

Core Focus Areas – core producing areas of basins in which we expect our gathering systems to experience greater long-term growth, driven by our customers’ ability to generate more favorable returns and support sustained drilling and completion activity in varying commodity price environments. In the near-term, we expect to concentrate the majority of our capital expenditures in our Core Focus Areas. Our Utica Shale, Ohio Gathering, Williston Basin, DJ Basin and Permian Basin reportable segments (as described below) comprise our Core Focus Areas.

•

Legacy Areas – production basins in which we expect our gathering systems to experience relatively lower long-term growth compared to our Core Focus Areas, given that our customers require relatively higher commodity prices to support drilling and completion activities in these basins. Upstream production served by our gathering systems in our Legacy Areas is generally more mature, as compared to our Core Focus Areas, and the decline rates for volume throughput on our gathering systems in the Legacy Areas are typically lower as a result. We expect to continue to decrease our near-term capital expenditures in these Legacy Areas. Our Piceance Basin, Barnett Shale and Marcellus Shale reportable segments (as described below) comprise our Legacy Areas.

We are the owner-operator of, or have significant ownership interests in, the following gathering and transportation systems, which comprise our Core Focus Areas:

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
•

Double E, a 1.35 Bcf/d natural gas transmission pipeline that is under development and will provide transportation service from multiple receipt points in the Delaware Basin to various delivery points in and around the Waha Hub in Texas.

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
•

Williston Basin – Whiting Petroleum Corp. ("Whiting"), Zavanna, LLC (“Zavanna”) and Bruin Williston Holdings, LLC (“Bruin”) are the key customers for Polar and Divide. Oasis Petroleum, Inc. ("Oasis") and a large U.S. independent crude oil and natural gas company, are the key customers for Bison Midstream.

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

We believe that our customers in our Legacy Areas will pursue a slower pace of drilling and completion activity than customers in our Core Focus Areas. As a result, volume throughput in our Legacy Areas could decline or experience a lower rate of growth than our gathering systems in our Core Focus Areas. In general, our gathering systems in our Legacy Areas have a more mature base of connected wells, have larger and longer-lived MVCs and experience lower volume throughput decline rates as compared to our gathering systems in our Core Focus Areas. We will continue to evaluate divestitures or joint ventures of certain of our gathering systems included in our Core Focus Areas or our Legacy Areas, which could result in a reallocation of capital or other resources to repay outstanding debt and other liabilities or re-invest in our Core Focus Areas.

Our financial results are primarily driven by volume throughput across our gathering systems and by expense management. During 2019, aggregate natural gas volume throughput averaged 1,397 MMcf/d and crude oil and produced water volume throughput averaged 105.3 Mbbl/d. A majority of the volumes that we gather, compress, treat and/or process have a fixed-fee rate structure, which enhances the stability of our cash flows by providing a revenue stream that is not subject to direct commodity price risk. We also earn revenues from the following activities that directly expose us to fluctuations in commodity prices: (i) the sale of physical natural gas and/or NGLs purchased under percentage-of-proceeds or other processing arrangements with certain of our customers on the Bison Midstream, Grand River and Summit Permian systems, (ii) the sale of natural gas we retain from certain DFW Midstream customers and (iii) the sale of condensate we retain from our gathering services at Grand River. During the year ended December 31, 2019, these additional activities accounted for approximately 20% of total revenues including marketing transactions, and approximately 14% of total revenues excluding marketing transactions.

In addition, the vast majority of our gathering and/or processing agreements in both our Core Focus Areas and our Legacy Areas include AMIs. Our AMIs cover approximately 3.2 million surface acres in the aggregate, which includes more than 0.8 million surface acres associated with Ohio Gathering. Certain of our gathering and processing agreements also include MVCs. To the extent the customer does not meet its MVC, it is contractually obligated to make an MVC shortfall payment to cover the shortfall of required volume throughput not shipped or processed, either on a monthly or annual basis. We have designed our MVC provisions to ensure that we will generate a minimum amount of revenue from each customer over the life of the associated gathering and/or processing agreement, whether by collecting gathering or processing fees on actual throughput or from cash payments to cover any MVC shortfall. As of December 31, 2019, we had remaining MVCs totaling 1.8 Tcfe. Our MVCs have a weighted-average remaining life of 5.6 years (assuming contracted minimum volume commitments for the remainder of the term) and average approximately 0.9 Bcfe/d through 2023.

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

Summit Investments, which was formed in 2009 by current and former members of our management team and our Sponsor, is the ultimate owner of our General Partner. We are managed and operated by the Board of Directors and executive officers of our General Partner, which is managed and operated by Summit Investments. As a result, due to its ownership interest in Summit Investments and its representation on Summit Investments' board of managers, Energy Capital Partners controls our General Partner and its activities, thereby controlling SMLP.

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

•

Allocating capital to maximize unitholder value.  We will seek to maximize unitholder value by allocating our available capital and maintaining our commitment to risk-informed stable cash flows. This may include a re-allocation of capital into new areas, existing areas or to satisfy other obligations of the Partnership, including the Deferred Purchase Price Obligation. In some cases, production from our customers in our Core Focus Areas is expected to grow in excess of our existing throughput capacity over time, which will create opportunities for additional midstream infrastructure development. We will continue to evaluate opportunistic divestitures or joint ventures of certain or our assets as part of this strategy, which could include certain assets located in our Core Focus Areas or Legacy Areas. For example, in March 2019, we sold the Tioga Midstream gathering system which was included in the Williston Basin segment, to affiliates of Hess Infrastructure Partners LP for a combined purchase price of approximately $90 million (see Note 17 to the consolidated financial statements).

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

•

Continuing to prioritize safe and reliable operations. We believe that providing safe, reliable and efficient operations is a key component of our business strategy. We place a strong emphasis on employee training, operational procedures and enterprise technology, and we intend to continue promoting a high standard with respect to the efficiency of our operations and the safety of all of our constituents.

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

Under certain of our gathering agreements, we have agreed to construct pipeline laterals to connect our gathering systems to producer pad sites located within the AMI. However, in certain circumstances we may choose not to fund a pad connection opportunity presented by a customer or we may choose not to fund capital calls in Ohio Gathering if we believe that the investment would not meet our internal return expectations. Under this scenario, the customer may, in certain circumstances, construct the infrastructure itself and sell it to us at a price equal to their cost plus an applicable profit margin, or, in some cases, we may release the relevant acreage dedication from the AMI. For Ohio Gathering, our joint venture partner may elect to fund 100% of the capital calls, which could reduce our ownership interests in OGC and/or OCC. For example, in 2019, we chose not to fund capital calls at OGC and OCC, and as a result, our ownership interest in those ventures was reduced from 40% to 38.5% and 40% to 38.9%, respectively, as of December 31, 2019.

Minimum Volume Commitments.  Certain of our gathering and/or processing agreements contain MVCs, which, like AMIs, benefit the development and ongoing operation of a gathering system because they provide a contracted monthly or annual minimum revenue stream. As of December 31, 2019, we had remaining MVCs totaling 1.8 Tcfe. Our MVCs had a weighted-average remaining life of 5.6 years (assuming contracted minimum volume commitments for the remainder of the term) and average approximately 0.9 Bcfe/d through 2023. In addition, certain of our customers have an aggregate MVC, which is a total amount of volume throughput that the customer has agreed to ship and/or process on our systems (or an equivalent monetary amount) over the MVC term. In these cases, once a customer achieves its aggregate MVC, any remaining future MVCs will terminate and the customer will then simply pay the applicable gathering or processing rate multiplied by the actual throughput volumes shipped or processed, pursuant to the contract. As a result of this mechanism, in many cases, the weighted-average remaining period for which our MVCs apply is less than the weighted-average of the remaining contract life.

For additional information on our MVCs, see Notes 2 and 9 to the consolidated financial statements.

Utica Shale

The following table provides operating information regarding our Utica Shale reportable segment as of December 31, 2019.

	Aggregate throughput capacity (MMcf/d)	Average daily MVCs through 2023 (MMcf/d)	Remaining MVCs (Bcf)	Weighted-average remaining contract life (Years)	Weighted-average remaining MVC life (Years)
Utica Shale	720	n/a	n/a	9.5	n/a

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

The Summit Utica system interconnects with the Ohio River System pipeline, which provides access to the Clarington Hub and Rover Pipeline.

The Summit Utica system currently provides natural gas midstream services for the Utica Shale reportable segment.

Ohio Gathering

Ohio Gathering comprises a natural gas gathering system and condensate stabilization facility located in the core of the Utica Shale in southeastern Ohio. The gathering system spans the condensate, liquids-rich and dry gas windows of the Utica Shale for multiple producers that are targeting production from the Utica and Point Pleasant shale formations across Belmont, Monroe, Guernsey, Harrison and Noble counties in southeastern Ohio and is operated by our partner, MPLX LP (“MPLX”). Substantially all gathering services on the Ohio Gathering system are provided pursuant to long-term, fee-based gathering agreements. Ascent and Gulfport are Ohio Gathering's key customers. AMIs for Ohio Gathering total approximately 825,000 surface acres in the aggregate.

Condensate and liquids-rich natural gas production is gathered, compressed, dehydrated and delivered to the Cadiz and Seneca processing complexes, which total approximately 1.3 Bcf/d of processing capacity and are owned by a joint venture between MPLX and The Energy and Minerals Group. Dry gas production is gathered, dehydrated, compressed, and delivered to third-party pipelines serving the northeast and midwest markets.

As of December 31, 2019, we owned a 38.5% ownership interest in Ohio Gathering. For additional information, see Note 8 to the consolidated financial statements.

Williston Basin

The following table provides operating information regarding our Williston Basin reportable segment as of December 31, 2019.

	Aggregate throughput capacity - liquids (Mbbl/d)	Aggregate throughput capacity - natural gas (MMcf/d)	Average daily MVCs through 2023 (MMcfe/d) (1)	Remaining MVCs (Bcfe) (1)	Weighted-average remaining contract life (Years) (1)(2)	Weighted-average remaining MVC life (Years) (1)(2)
Williston Basin	255	34	73	107	3.0	2.5

(1) Contract terms related to MVCs are presented for liquids and natural gas on a combined basis.

(2) Weighted average based on total remaining MVC (total remaining MVCs multiplied by average rate).

AMIs for the Williston Basin reportable segment total approximately 1.2 million surface acres in the aggregate.

Polar and Divide.  The Polar and Divide system, which is located primarily in Williams and Divide counties in northwestern North Dakota, owns, operates and is currently developing crude oil and produced water gathering systems and transmission pipelines serving multiple customers that are targeting crude oil production from the Bakken and Three Forks shale formations. The Polar and Divide system is underpinned by long-term, fee-based gathering agreements, which include acreage dedications. Whiting, Zavanna and Bruin are the key customers of the Polar and Divide system.

Crude oil that is gathered by the Polar and Divide system is delivered to interconnects with (i) the Dakota Access Pipeline, (ii) the COLT Hub rail facility, (iii) Enbridge Inc’s North Dakota Pipeline System and (iv) Global Partners LP's Basin Transload rail terminal. Produced water is delivered to third-party disposal facilities.

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

The Bison Midstream system currently provides associated natural gas midstream services for the Williston Basin reportable segment.

DJ Basin

The following table provides operating information regarding our DJ Basin reportable segment as of December 31, 2019.

	Aggregate throughput capacity (MMcf/d)	Average daily MVCs through 2023 (MMcf/d)	Remaining MVCs (Bcf)	Weighted-average remaining contract life (Years) (1)	Weighted-average remaining MVC life (Years) (1)
DJ Basin	60	9	13	7.0	3.1

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

The Niobrara G&P system operates a low-pressure associated natural gas gathering system, and a cryogenic natural gas processing plant with processing capacity of 60 MMcf/d. The Niobrara G&P system also processes liquids-rich natural gas that is produced by a customer in Laramie County, Wyoming and is delivered to the inlet of our processing plant by a third-party gathering system.

Residue gas is delivered to the Colorado Interstate Gas and Trailblazer Pipeline and processed NGLs are delivered to the Overland Pass Pipeline.

The Niobrara G&P system currently provides midstream services for the DJ Basin reportable segment.

Permian Basin

The following table provides operating information regarding our Permian Basin reportable segment as of December 31, 2019.

	Aggregate throughput capacity (MMcf/d)	Average daily MVCs through 2023 (MMcf/d)	Remaining MVCs (Bcf)	Weighted-average remaining contract life (Years)	Weighted-average remaining MVC life (Years)
Permian Basin (1)	60	n/a	n/a	8.4	n/a

(1) Contract terms related to MVCs are excluded for confidentiality purposes.

AMIs for the Permian Basin reportable segment total approximately 89,000 surface acres in the aggregate.

The Summit Permian system is an associated natural gas gathering and processing system operating in the northern Delaware Basin in Eddy and Lea counties in New Mexico. Gathering and processing services on the Summit Permian system are provided pursuant to long-term, fee-based gathering agreements with producers that are primarily targeting crude oil production from the Bone Spring and Wolfcamp shale formations. XTO is the key customer of the Summit Permian system.

The Summit Permian system operates a low-pressure natural gas gathering system and a 60 MMcf/d cryogenic processing plant.

Residue natural gas is delivered to the Transwestern Pipeline and processed NGLs are delivered to the Lone Star NGL Pipeline.

Piceance Basin

The following table provides operating information regarding our Piceance Basin reportable segment as of December 31, 2019.

	Aggregate throughput capacity (MMcf/d)	Average daily MVCs through 2023 (MMcf/d)	Remaining MVCs (Bcf)	Weighted-average remaining contract life (Years) (1)	Weighted-average remaining MVC life (Years) (1)
Piceance Basin	1,151	434	837	9.9	5.7

(1) Weighted average based on total remaining MVC (total remaining MVCs multiplied by average rate).

AMIs for the Piceance Basin reportable segment total approximately 654,000 surface acres in the aggregate.

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

The Grand River system currently provides midstream services for the Piceance Basin reportable segment.

Barnett Shale

The following table provides operating information regarding our Barnett Shale reportable segment as of December 31, 2019.

	Throughput capacity (MMcf/d)	Average daily MVCs through 2023 (MMcf/d)	Remaining MVCs (Bcf)	Weighted-average remaining contract life (Years) (1)	Weighted-average remaining MVC life (Years) (1)
Barnett Shale	450	n/a	n/a	6.3	n/a

(1) Weighted average based on total remaining MVC (total remaining MVCs multiplied by average rate).

AMIs for the Barnett Shale reportable segment total approximately 124,000 surface acres.

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

Marcellus Shale

The following table provides operating information regarding our Marcellus Shale reportable segment as of December 31, 2019.

	Throughput capacity (MMcf/d)	Average daily MVCs through 2023 (MMcf/d)	Remaining MVCs (Bcf)	Weighted-average remaining contract life (Years)	Weighted-average remaining MVC life (Years)
Marcellus Shale (1)	1,050	n/a	n/a	n/a	n/a

(1) Contract terms related to MVCs are excluded for confidentiality purposes.

The Mountaineer Midstream system is located in Doddridge and Harrison counties in West Virginia where it gathers natural gas under a long-term, fee-based contract with Antero, which is targeting liquids-rich natural gas production from the Marcellus Shale formation. Volume throughput on the Mountaineer Midstream system is underpinned by MVCs from Antero.

The Mountaineer Midstream system, which is underpinned by a minimum revenue commitment from Antero, consists of a high-pressure natural gas gathering system and two compressor stations. This system gathers high-pressure natural gas received from upstream pipeline interconnections with Antero Midstream Corporation and Crestwood Equity Partners LP. Mountaineer Midstream serves as a critical inlet to the Sherwood Processing Complex, a primary destination for liquids-rich natural gas in northern West Virginia and one of the largest natural gas processing facilities in the United States.

The Mountaineer Midstream system currently provides midstream services for the Marcellus Shale reportable segment.

For additional information relating to our business and gathering systems, see the "Trends and Outlook" and "Results of Operations" sections in Item 7. MD&A.

Regulation of the Natural Gas and Crude Oil Industries

General.  Sales by producers of natural gas, crude oil, condensate and NGLs are currently made at market prices. However, gathering and transportation services are subject to various types of regulation, which may affect certain aspects of our business and the market for our services. FERC regulates the transportation of natural gas in interstate commerce and the interstate transportation of crude oil, petroleum products and NGLs. FERC regulation includes reviewing and accepting or approving rates and other terms and conditions for such transportation services, and authorizing and regulating the construction and operation of interstate natural gas pipelines. FERC is also authorized to prevent and sanction market manipulation in natural gas markets while the FTC is authorized to prevent and sanction market manipulation in petroleum markets and the CFTC is authorized to prevent and sanction fraud and price manipulations in the commodity and futures markets, including the energy futures markets. State and municipal regulations may apply to the production and gathering of certain natural gas, the construction and operation of natural gas and crude oil facilities and the rates and practices of gathering systems and intrastate pipelines.

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

Regulation of the Gathering and Transportation of Natural Gas and Crude Oil.  We believe that the majority of our natural gas pipeline facilities qualify as gathering facilities that are exempt from the jurisdiction of FERC. Our Epping Pipeline interstate crude oil pipeline in North Dakota, which is owned and operated by Epping, is subject to FERC’s jurisdiction and oversight pursuant to FERC's authority under the ICA, and Epping has on file with FERC a tariff for interstate movements of crude oil on the pipeline. Additionally, our Double E Project, which is currently under consideration by FERC in Docket No. CP19-495-000 under Section 7(c) of the NGA for a certificate of public convenience and necessity, and is anticipated to provide interstate natural gas transmission service from the Delaware Basin in southeastern New Mexico to the Waha Hub in Texas, will be subject to FERC jurisdiction if approved. In 2018, FERC solicited public comment on its current policy on the certification of construction of new pipeline facilities, although it has not made any determinations yet on whether to make any changes to that policy. In addition to approving and regulating the construction and operation of interstate natural gas pipelines, FERC also regulates such pipelines’ rates and terms and conditions of service, including transportation service agreements and negotiated rate agreements.

Under FERC’s ICA jurisdiction, rates for interstate movements of liquids by pipeline are currently regulated primarily through an annual indexing methodology, under which pipelines increase or decrease their existing rates in accordance with a FERC-specified adjustment that sets a rate ceiling. This adjustment, which may be positive or negative in a given year, is subject to review every five years. For the five-year period beginning on July 1, 2016, FERC established an annual index adjustment equal to the change in the producer price index for finished goods plus 1.23%. In 2016, FERC proposed a policy change that would deny proposed index increases for pipelines under certain circumstances where revenues exceed cost-of-service by a certain percentage or where the proposed index increases exceed certain annual cost changes reported to FERC. FERC terminated this rulemaking on February 20, 2020 without adopting any part of the proposal. FERC will commence its five-year review of its index adjustment in 2020 with the new adjustment to become effective starting July 1, 2021.

Under current FERC regulations, liquids pipelines can request a rate increase that exceeds the rate obtained through the indexing methodology by using a cost-of-service approach, but a pipeline must establish that a substantial divergence exists between its actual costs and the rates resulting from the indexing methodology. The rates charged by Epping may also be affected by FERC’s March 15, 2018 announcement of a revised policy eliminating the recovery of an income tax allowance in cost-of-service-based rates by FERC-jurisdictional crude oil and natural gas pipelines owned by master limited partnerships. FERC has not required oil pipelines on an industry-wide basis to decrease their rates to implement the new policy, but FERC has stated that the effects of the revised policy statement must be incorporated in annual FERC financial reports made by oil pipelines. The effect of the elimination of the income tax allowance for MLP pipelines, as well as the reduction in the corporate income tax rate resulting from the Tax Cuts and Jobs Act of 2017, will be taken into account in FERC’s next five-year review of index rate adjustments in 2020.

The ICA permits interested persons to challenge proposed new or changed rates and authorizes FERC to suspend the effectiveness of such rates for up to seven months and investigate such rates. If, upon completion of an investigation, FERC finds that the new or changed rate is unlawful, it is authorized to require the pipeline to refund revenues collected in excess of the just and reasonable rate during the term of the investigation. FERC may also investigate, upon complaint or on its own motion, rates that are already in effect and may order a carrier to change its rates prospectively. Under certain circumstances, FERC could limit Epping’s ability to set rates based on costs or could order reduced rates and reparations to complaining shippers for up to two years prior to the date of a complaint. FERC also has the authority to change terms and conditions of service if it determines that they are unjust and unreasonable or unduly discriminatory or preferential. The ICA also imposes potential criminal liability for certain violations of the statute.

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

Anti-Market Manipulation Rules.  We are subject to the anti-market manipulation provisions in the NGA and the NGPA, as amended by the Energy Policy Act of 2005, which authorize FERC to impose fines of up to $1,291,894 per day per violation of the NGA, the NGPA, or their implementing regulations, subject to future adjustments for inflation. In addition, the FTC holds statutory authority under the Energy Independence and Security Act of 2007 to prevent market manipulation in petroleum markets, including the authority to request that a court impose fines of up to $1,231,690 per violation, subject to future adjustment for inflation. These agencies have promulgated broad rules and regulations prohibiting fraud and manipulation in oil and gas markets. The CFTC is directed under the CEA to prevent price manipulations in the commodity and futures markets, including the energy futures markets. Pursuant to statutory authority, the CFTC has adopted anti-market manipulation regulations that prohibit fraud and price manipulation in the commodity and futures markets. The CFTC also has statutory authority to seek civil penalties of up to the greater of $1,212,866 per day per violation, subject to future adjustment for inflation, or triple the monetary gain to the violator for violations of the anti-market manipulation sections of the CEA. We are also subject to various reporting requirements that are designed to facilitate transparency and prevent market manipulation.

Safety and Maintenance.  We are subject to regulation by the DOT, which establishes federal safety standards for the design, construction, operation and maintenance of natural gas and crude oil pipeline facilities. In the Pipeline Safety Act of 1992, Congress expanded the DOT's regulatory authority to include regulated gathering lines that had previously been exempt from federal jurisdiction. The Pipeline Safety Improvement Act of 2002 and the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006 established mandatory inspections for certain U.S. oil and natural gas transmission pipelines in high consequence areas. The Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011 (“2011 Act”) reauthorized funding for federal pipeline safety programs through 2015, increased penalties for safety violations, established additional safety requirements for newly constructed pipelines and required studies of certain safety issues that could result in the adoption of new regulatory requirements for existing pipelines. In 2016, the Protecting Our Infrastructure of Pipelines and Enhancing Safety Act reauthorized pipeline safety programs through 2019 and provided limited new authority, including the ability to issue emergency orders, while increasing transparency into the status of remaining actions required by the 2011 Act. As of the end of 2019, the PHMSA had not yet been reauthorized for funding through 2023, but the PHMSA indicates that its pipeline safety functions can continue to function, subject to restrictions in an appropriations act.

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

In October 2019, the PHMSA issued three new final rules. One rule establishes procedures to implement the expanded emergency order enforcement authority set forth in an October 2016 interim final rule. Among other things, this rule allows the PHMSA to issue an emergency order without advance notice or opportunity for a hearing. The other two rules impose several new requirements on operators of onshore gas transmission systems and hazardous liquids pipelines. The rule concerning gas transmission extends the requirement to conduct integrity assessments beyond “high consequence areas” (HCAs) to pipelines in “moderate consequence areas” (MCAs). It also includes requirements to reconfirm Maximum Allowable Operating Pressure (MAOP), report MAOP exceedances, consider seismicity as a risk factor in integrity management, and use certain safety features on in-line inspection equipment. The rule concerning hazardous liquids extends the required use of leak detection systems beyond HCAs to all regulated non-gathering hazardous liquid pipelines, requires reporting for gravity fed lines and unregulated gathering lines, requires periodic inspection of all lines not in HCAs, calls for inspections of lines after extreme weather events, and adds a requirement to make all lines in or affecting HCAs capable of accommodating in-line inspection tools over the next 20 years. Gathering systems like ours are also subject to a number of federal and state laws and regulations, including the Federal Occupational Safety and Health Act and comparable state statutes, the purposes of which are to protect the health and safety of workers, both generally and within the pipeline industry. In addition, the Occupational Safety and Health Administration hazard communication standard, EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and comparable state statutes require that information be maintained concerning hazardous materials used or produced in our operations and that such information be provided to employees, state and local government authorities and the public.

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

On June 3, 2016, the EPA finalized revisions to its 2012 New Source Performance Standard ("NSPS") OOOO for the oil and gas industry, to reduce emissions of greenhouse gases - most notably methane - along with smog-forming VOCs. The revisions, which are published in the Federal Register under Subpart OOOOa, included the addition of methane to the pollutants covered by the rule, along with requirements for detecting and repairing leaks at gathering and boosting stations. The revised rule applies to sources that have been modified, constructed, or reconstructed after September 18, 2015. In September 2019, the EPA published a rule proposing to reconsider certain aspects of both the 2012 and 2016 rules. This proposed rule would remove sources in the transmission and storage segments from the regulated source category and would rescind the application of the NSPS and methane-specific requirements to these sources. The 2012 and 2016 rules remain in effect pending reconsideration. While we do not expect this rule to significantly impact our existing operations, future modifications or new construction may be adversely affected by the revised rule.

On November 16, 2016 the Bureau of Land Management ("BLM") issued a final rule to reduce venting and flaring of natural gas on public and Indian lands. The final rule mirrors many of the requirements found in NSPS OOOOa, with additional natural gas royalty requirements for flared volumes at sites already connected to gas capture infrastructure. In September 2018, the BLM published a final rule that rescinded several requirements of this rule. The September 2018 rule was challenged in the U.S. District Court for the Northern District of California almost immediately after issuance. The challenge is still pending. While the rule is expected to have little or no direct impact on our operations, our customers that are primarily upstream wellhead operators may be impacted by the requirements in this rule.

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

Hydraulic Fracturing. Hydraulic fracturing is an important and increasingly common practice that is used to stimulate production of natural gas and/or crude oil from dense subsurface rock formations and is primarily presently regulated by state agencies. However, Congress has in the past and may in the future consider legislation to regulate hydraulic fracturing by federal agencies or limit the ability of companies to engage in hydraulic fracturing. Many states have already adopted laws and/or regulations that require disclosure of the chemicals used in hydraulic fracturing. A number of states have adopted, and other states are considering adopting, legal requirements that could impose more stringent permitting, disclosure and well construction requirements on oil and/or natural gas drilling activities. For example, a Colorado ballot initiative, Proposition 112, would have substantially increased setback distances for various upstream activities, thereby substantially restricting new oil and gas development in the state. Although Proposition 112 was defeated in the November 2018 elections, similar ballot initiatives have recently been circulated by interested groups for potential consideration in upcoming elections, although none have yet obtained the requisite number of signatures. Further, Colorado Senate Bill 19-181, signed into law in April 2019, changed the mandate of the state’s oil and gas regulator from fostering oil and gas development to regulating oil and gas development in a reasonable manner to protect public health and the environment. The new law also allows local governments to impose more restrictive requirements on oil and gas operations than those issued by the state and reduced the oil and gas representation on the Colorado Oil and Gas Conservation Commission, which regulates the oil and gas industry in Colorado. Similar efforts in Colorado and elsewhere could restrict oil and gas development in the future. States also could elect to prohibit hydraulic fracturing altogether, as New York, Maryland, and Vermont have done. In addition, certain local governments have adopted, and additional local governments may adopt, ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular.

The EPA has also moved forward with various regulatory actions, including approving new regulations requiring green completions of hydraulically-fractured wells and corresponding reporting requirements that went into effect in 2015. Revisions to the green completion regulations were finalized in June 2016 and include additional requirements to reduce methane and VOCs. The EPA announced in April 2017 that it would review these regulations and in September 2019, the EPA published a rule proposing to reconsider certain aspects of the regulations. However, the regulations currently remain in effect. The BLM has also asserted regulatory authority over aspects of the hydraulic fracturing process, and issued a final rule in March 2015 that established more stringent standards for performing hydraulic fracturing on federal and Indian lands. However, in December 2017, the BLM published a final rule rescinding the 2015 rule. The rescission rule is currently subject to a legal challenge. Further, several federal governmental agencies have conducted reviews and studies on the environmental aspects of hydraulic fracturing, including the EPA. The results of such reviews or studies could spur initiatives to further regulate hydraulic fracturing.

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

Further, in December 2015, over 190 countries, including the United States, reached an agreement to reduce global GHG emissions. The agreement entered into force in November 2016, after over 70 countries, including the United States, ratified or otherwise consented to be bound by the agreement. In November 2019, the United States submitted formal notification to the United Nations that it intends to withdraw from the agreement. The earliest possible effective withdrawal date from the agreement is November 2020. However, there are no guarantees that the agreement will not be re-implemented in the United States, or re-implemented in part by certain state or local governments.

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

Other Information

Employees.  SMLP does not have any employees. All of the employees required to conduct and support its operations are employed by Summit Investments, but these individuals are sometimes referred to as our employees. The officers of our General Partner manage our operations and activities. As of December 31, 2019, Summit Investments employed 261 people who provide direct, full-time support to our operations. None of our employees are covered by collective bargaining agreements, and we have never experienced any business interruption as a result of any labor disputes.

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

Item 1A. Risk Factors.

Item 1A. Risk Factors is divided into the following sections:

• Risks Related to our Business

• Risks Inherent in an Investment in Us

• Tax Risks

Risks Related to Our Business

We may not have sufficient cash from operations following the establishment of cash reserves and payment of fees and expenses, including cost reimbursements of expenses incurred on our behalf by our General Partner, to enable us to sustain the distributions to holders of our common units.

We may not have sufficient available cash from operating surplus each quarter to sustain the distributions to holders of our common units. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

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

•	leaks or accidental releases of hazardous materials into the environment;
•	weather conditions and seasonal trends;
•	changes in the fees we charge for our services;
•	changes in contractual MVCs and our customer’s capacity to make MVC shortfall payments when due;
•	the level of competition from other midstream energy companies in our areas of operation;
•	changes in the level of our operating, maintenance and general and administrative expenses;

•

regulatory action affecting the supply of, or demand for, crude oil, natural gas and NGLs, the fees we can charge, how we contract for services, our existing contracts, our operating and maintenance costs or our operating flexibility; and

•	prevailing economic and market conditions.

In addition, the actual amount of cash we will have available for distribution to our common unitholders will depend on other factors, some of which are beyond our control, including:

•	the level and timing of capital expenditures we make;
•	the level of our operating, maintenance and general and administrative expenses, including reimbursements of expenses incurred on our behalf by our General Partner;
•	the cost of acquisitions, if any;
•	our ability to sell assets, if any, and the price that we may receive for such assets;
•	our debt service requirements and other liabilities, including the Deferred Purchase Price Obligation;
•	the amount of distributions on our preferred stock or the preferred stock of our subsidiaries;
•	fluctuations in our working capital needs;
•	our ability to borrow funds and access the debt and equity capital markets;
•	restrictions contained in our debt agreements;
•	the amount of cash reserves established by our General Partner;
•	not receiving anticipated shortfall payments from our customers;
•	adverse legal judgments, fines and settlements;
•	distributions paid on our Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (the “Series A Preferred Units”); and
•	other business risks affecting our cash levels.

We depend on a relatively small number of customers for a significant portion of our revenues. For example, Caerus, a customer on our Piceance Basin gathering system, and Whiting, a customer on our Williston Basin gathering system, each account for over 10% of our aggregated revenue. The loss of, or material nonpayment or nonperformance by, or the curtailment of production by, any one or more of our customers could materially adversely affect our revenues, cash flows and ability to make cash distributions to our unitholders.

Certain of our customers may have material financial and liquidity issues or may, as a result of operational incidents or other events, be disproportionately affected as compared to larger, better-capitalized companies. Any material nonpayment or nonperformance by any of our customers could have a material adverse effect on our revenues and cash flows and our ability to make cash distributions to our unitholders. We expect our exposure to concentrated risk of nonpayment or nonperformance to continue as long as we remain substantially dependent on a relatively small number of customers for a significant portion of our revenues.

If any of our customers curtail or reduce production in our areas of operation, it could reduce throughput on our system and, therefore, materially adversely affect our revenues, cash flows and ability to make cash distributions to our unitholders.

Further, we are subject to the risk of non-payment or non-performance by our larger customers. We cannot predict the extent to which our customers’ business would be impacted if conditions in the energy industry deteriorate, nor can we estimate the impact such conditions would have on any of our customers’ ability to execute their drilling and development programs or perform under our gathering and processing agreements. The low commodity price environment has negatively impacted natural gas producers causing some producers in the industry significant economic stress, including, in certain cases, to file for bankruptcy protection or to renegotiate contracts. To the extent that any customer is in financial distress or commences bankruptcy proceedings, contracts with these customers may be subject to renegotiation or rejection under applicable provisions of the United States Bankruptcy Code. Any material non-payment or non-performance by our customers could adversely affect our business and operating results.

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

Our operations are focused on gathering, treating and processing services in the following unconventional resource basins, primarily shale formations: the Utica Shale, the Williston Basin, the DJ Basin, the Permian Basin, the Piceance Basin, the Barnett Shale and the Marcellus Shale. Due to our limited industry diversity, adverse developments in the natural gas and crude oil industries or in our existing areas of operation could have a significantly greater impact than if we did not have such limited diversity on our financial condition, results of operations and cash flows.

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
•

global or national health concerns, including the outbreak of pandemic or contagious disease, such as the recent coronavirus, which may reduce demand for crude oil, natural gas and NGLs because of reduced global or national economic activity;

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

In addition, it may be more difficult to maintain or increase the current volumes on our gathering systems, as several of the formations in the unconventional resource plays in which we operate generally have higher initial production rates and steeper production decline curves than wells in more conventional basins and may have steeper production decline curves than initially anticipated. Should we determine that the economics of our gathering, treating and processing assets do not justify the capital expenditures needed to grow or maintain volumes associated therewith, revenues associated with these assets will decline over time. In addition to capital expenditures to support growth, the steeper production decline curves associated with unconventional resource plays may require us to incur higher maintenance capital expenditures over time, which will reduce our cash available for distribution.

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

If our customers do not increase the volumes they provide to our gathering systems, our ability to sustain cash distributions to our unitholders may be materially adversely affected.

If we are unsuccessful in attracting new customers and/or new gathering opportunities with existing customers, our ability to sustain cash distributions to our unitholders will be impaired. Our customers are not obligated to provide additional volumes to our gathering systems, and they may determine in the future that drilling activities in areas outside of our current areas of operation are strategically more attractive to them. Reductions by our customers in our areas of mutual interest could result in reductions in throughput on our systems and materially adversely impact our ability to sustain cash distributions to our unitholders.

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

We do not routinely obtain or update independent evaluations of the reserves connected to our systems. Moreover, even if we did obtain independent evaluations of all of the reserves connected to our systems, such evaluations may prove to be incorrect. Crude oil and natural gas reserve engineering requires subjective estimates of underground accumulations of crude oil and natural gas and assumptions concerning future crude oil and natural gas prices, future production levels and operating and development costs.

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

We have a relatively limited ownership history with respect to certain of our assets. There could be unknown events or conditions or increased maintenance or repair expenses and downtime associated with our pipelines and/or processing facilities that could have a material adverse effect on our business and operating results.

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

Our insurance coverage is provided by policies that cover us and Summit Investments. Therefore, it is possible that a claim by Summit Investments could exhaust insurance coverage and leave SMLP and its subsidiaries exposed to risk of loss should they experience a loss during the same policy cycle. In addition, although we have a range of insurance programs providing varying levels of protection for public liability, damage to property, loss of income and certain environmental hazards, we may not be insured against all causes of loss, claims or damage that may occur. If a significant incident or event occurs for which we are not fully insured, it could materially adversely affect our operations and financial condition. Furthermore, we may not be able to maintain or obtain insurance of the type and amount we desire at reasonable rates and/or claims by Summit Investments may increase rates on all of the insured-asset group, including those owned by SMLP and its subsidiaries. As a result of industry or market conditions, some of which are beyond our control, premiums and deductibles for certain of our insurance policies may substantially increase. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. Additionally, with regard to the assets we have acquired, we have limited indemnification rights to recover from the seller of the assets in the event of any potential environmental liabilities.

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

The construction of new assets, including for example Double E, involve numerous regulatory, environmental, political, legal and economic uncertainties that are beyond our control.

Such construction projects may also require the expenditure of significant amounts of capital, and financing, traditional or otherwise, may not be available on economically acceptable terms or at all. If we undertake these projects, our revenue may not increase immediately upon the expenditure of funds for a particular project and they may not be completed on schedule, at the budgeted cost, or at all.

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

In addition, the construction of additions or modifications to our existing gathering, treating and processing assets and the construction of new midstream assets may require us to obtain federal, state and local regulatory environmental or other authorizations. The approval process for gathering, treating and processing activities has become increasingly challenging, due in part to state and local concerns related to unregulated exploration and production and gathering, treating and processing activities in new production areas. Such authorization may not be granted or, if granted, such authorization may include burdensome or expensive conditions. As a result, we may be unable to obtain such authorizations and may, therefore, be unable to connect new volumes to our systems or capitalize on other attractive expansion opportunities. A future government shutdown could delay the receipt of any federal regulatory approvals. Additionally, it may become more expensive for us to obtain authorizations or to renew existing authorizations. If the cost of renewing or obtaining new authorizations increases materially, our cash flows could be materially adversely affected.

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

We plan to use cash from operations, incur borrowings and/or sell additional common units or other securities to fund our future expansion capital expenditures. Using cash from operations to fund expansion capital expenditures will directly reduce our cash available for distribution to unitholders. Our ability to obtain financing or to access the capital markets for future debt or equity offerings may be limited by (i) our financial condition at the time of any such financing or offering, (ii) covenants in our debt agreements, (iii) restrictions imposed by our Series A Preferred Units, (iv) general economic conditions and contingencies, (v) the impact of any secondary offering of common units by Summit Investments or the Sponsor, (vi) increasing disfavor among many investors towards investments in fossil fuel companies and (vii) general weakness in the debt and equity capital markets and other uncertainties that are beyond our control. In addition, lenders are facing increasing pressure to curtail their lending activities to companies in the oil and natural gas industry. Furthermore, we do not have a contractual commitment from our Sponsor or Summit Investments to provide any direct or indirect financial assistance to us. Furthermore, market demand for equity issued by master limited partnerships has been significantly lower in recent years than it has been historically, which may make it more challenging for us to finance our expansion capital expenditures and acquisition capital expenditures with the issuance of additional equity. We recently announced our second large reduction in our common unit distribution in a year, and this reduction may further reduce demand for our common units. As such, if we are unable to raise expansion capital, we may lose the opportunity to make acquisitions, pursue new organic development projects, or to gather, treat and process new production volumes from our customers with whom we have agreed to construct and develop midstream assets in the future. Even if we are successful in obtaining external funds for expansion capital expenditures through the capital markets, the terms thereof could limit our ability to pay distributions to our common unitholders. In addition, incurring additional debt may significantly increase our interest expense and financial leverage, and issuing additional units representing limited partner interests may result in significant common unitholder dilution and increase the aggregate amount of cash required to maintain the then-current distribution rate, which could materially decrease our ability to pay distributions at the then-current distribution rate.

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

We have a significant amount of indebtedness. Our leverage and debt service obligations may adversely affect our financial condition, results of operations and business prospects, and may limit our flexibility to obtain financing and to pursue other business opportunities.

At December 31, 2019, we had $1.48 billion of indebtedness outstanding and the unused portion of our $1.25 billion Revolving Credit Facility totaled $563.9 million. Based on covenant limits, our available borrowing capacity under the Revolving Credit Facility as of December 31, 2019 was approximately $100 million. See Note 10 of the notes to our consolidated financial statements included in Item 8 of this report for further discussion of our debt obligations, including debt maturities for the next five years and thereafter. Our existing and future debt services obligations could have significant consequences, including among other things:

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

Our ability to service our debt will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, many of which are beyond our control, such as commodity prices and governmental regulation.

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

Our Revolving Credit Facility and Senior Notes indentures also contain covenants requiring us to maintain certain financial ratios and meet certain tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot guarantee that we will meet those ratios and tests. Based upon the terms of SMLP’s revolving credit facility and total outstanding debt of $1.48 billion (inclusive of $800.0 million of senior unsecured notes), SMLP’s total leverage ratio and senior secured leverage ratio (as defined in the credit agreement) as of December 31, 2019, were 5.1 to 1.0 and 2.3 to 1.0, respectively, relative to maximum threshold limits of 5.5x and 3.75x.

The provisions of our Revolving Credit Facility and Senior Notes indentures may affect our ability to obtain future financing and pursue attractive business opportunities as well as affect our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of our Revolving Credit Facility or Senior Notes indentures could result in a default or an event of default that could enable our lenders and/or senior noteholders to declare the outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If we were unable to repay the accelerated amounts, the lenders under our Revolving Credit Facility could proceed against the collateral granted to them to secure such debt. If the payment of our debt is accelerated, our assets may be insufficient to repay such debt in full, and our unitholders could experience a partial or total loss of their investment. The Revolving Credit Facility also has cross default provisions that apply to any other indebtedness we may have and the Senior Notes indentures have cross default provisions that apply to certain other indebtedness. Any of these restrictions in our Revolving Credit Facility and Senior Notes indentures could materially adversely affect our business, financial condition, cash flows and results of operations.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness or to refinance, which may not be successful.

Our ability to make scheduled payments on, or to refinance, our indebtedness obligations, including our Revolving Credit Facility and our Senior Notes, depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

If our operating cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to adopt alternative financing strategies, such as reducing or delaying investments and capital expenditures, selling assets, seeking additional capital or restructuring or refinancing our indebtedness, some or all of which may not be available to us on terms acceptable to us, if at all, or such alternative strategies may yield insufficient funds to make required payments on our indebtedness.

Our ability to restructure or refinance our indebtedness will depend on the condition of the capital markets, including the market for senior unsecured notes, and our financial condition at the time. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on acceptable terms. In the absence of sufficient cash flows and capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our Revolving Credit Facility and the indentures governing our Senior Notes place certain restrictions on our ability to dispose of assets and our use of the proceeds from such dispositions. We may not be able to consummate those dispositions on terms acceptable to us, if at all, and the proceeds of any such dispositions may not be adequate to meet any debt service obligations then due.

Further, if for any reason we are unable to meet our debt service and repayment obligations, we would be in default under the terms of the agreements governing our debt, which would allow our creditors under those agreements to declare all outstanding indebtedness thereunder to be due and payable (which would in turn trigger cross-acceleration or cross-default rights between the relevant agreements), the lenders under our Revolving Credit Facility could terminate their commitments to extend credit, and the lenders could foreclose against our assets securing their borrowings and we could be forced into bankruptcy or liquidation. If the amounts outstanding under our Revolving Credit Facility or our Senior Notes were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full the amounts owed to our creditors.

A downgrade of our credit rating could impact our liquidity, access to capital and our costs of doing business, and independent third parties determine our credit ratings outside of our control.

A downgrade of our credit rating could increase our cost of borrowing under our Revolving Credit Facility and could require us to post collateral with third parties, including our hedging arrangements, which could negatively impact our available liquidity and increase our cost of debt. If a credit rating downgrade and the resultant cash collateral requirement were to occur at a time when we are experiencing significant working capital requirements or otherwise lacking liquidity, our results of operations, financial condition and cash flows could be adversely affected.

We have in the past and may in the future incur losses due to impairment in the carrying value of our long-lived assets or equity method investments.

We recorded long-lived asset impairments of $188.7 million, $7.2 million and $60.5 million in 2017, 2018 and 2019, respectively. In 2019, we also recorded an impairment of our equity method investment in Ohio Gathering of $329.7 million and a loss of $6.3 million related to a long-lived asset impairment on OCC. When evidence exists that we will not be able to recover a long-lived asset's carrying value through future cash flows, we write down the carrying value of the asset to its estimated fair value. We test long-lived assets for impairment when events or circumstances indicate that the carrying value of a long-lived asset may not be recoverable. With respect to property, plant and equipment and our amortizing intangible assets, the carrying value of a long-lived asset is not recoverable if the carrying value exceeds the sum of the undiscounted cash flows expected to result from the asset's use and eventual disposal. In this situation, we recognize an impairment loss equal to the amount by which the carrying value exceeds the asset's fair value. We determine fair value using either a market-based approach, an income-based approach in which we discount the asset's expected future cash flows to reflect the risk associated with achieving the underlying cash flows, or a mixture of both market- and income-based approaches. We evaluate our equity method investment for impairment whenever events or circumstances indicate that a decline in fair value is other than temporary. Any impairment determinations involve significant assumptions and judgments. If actual results are not consistent with our assumptions and estimates, or our assumptions and estimates change due to new information, we may be exposed to impairment charges. Adverse changes in our business or the overall operating environment, such as lower commodity prices, may affect our estimate of future operating results, which could result in future impairment due to the potential impact on our operations and cash flows.

Changes in the method of determining the London Interbank Offered Rate (“LIBOR”), or the replacement of LIBOR with an alternative reference rate, may adversely affect interest expense related to outstanding debt.

Amounts drawn under our current debt agreements, including the Revolving Credit Facility, may bear interest at rates based on LIBOR. On July 27, 2017, the Financial Conduct Authority in the United Kingdom announced that it would phase out LIBOR as a benchmark by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. The Revolving Credit Facility does not provide for a mechanism to reflect the establishment of an alternative rate of interest upon the phase-out of LIBOR. Under the Revolving Credit Facility, if the agent is unable to determine LIBOR, all existing LIBOR loans will convert to base rate loans at the end of their respective interest periods, and we will only have access to these base rate loans. We have not yet pursued any technical amendment or other contractual alternative to address this matter and are currently evaluating the impact of the potential replacement of the LIBOR interest rate. In addition, the overall financial markets may be disrupted as a result of the phase-out or replacement of LIBOR. Uncertainty as to the nature of such potential phase-out and alternative reference rates or disruption in the financial market could have a material adverse effect on our financial condition, results of operations and cash flows.

A portion of our revenues are directly exposed to changes in crude oil, natural gas and NGL prices, and our exposure may increase in the future.

During the year ended December 31, 2019, we derived 20% of our revenues from (i) the sale of physical natural gas and/or NGLs purchased under percentage-of-proceeds arrangements with certain of our customers on the Bison Midstream, Grand River and Summit Permian systems, (ii) natural gas and crude oil marketing services in and around our gathering systems, (iii) the sale of natural gas we retain from certain DFW Midstream customers and (iv) the sale of condensate we retain from our gathering services at Grand River. Consequently, our existing operations and cash flows have direct exposure to commodity price risk. Although we will seek to limit our commodity price exposure with new customers in the future, our efforts to obtain fee-based contractual terms may not be successful or the local market for our services may not support fee-based gathering and processing agreements. For example, we have percent-of-proceeds contracts with certain natural gas producer customers and we may, in the future, enter into additional percent-of-proceeds contracts with these customers or other customers or enter into keep-whole arrangements, which would increase our exposure to commodity price risk, as the revenues generated from those contracts directly correlate with the fluctuating price of the underlying commodities.

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

Various aspects of our operations are subject to regulation by the various federal, state and local departments and agencies that have jurisdiction over participants in the energy industry. The regulation of our activities and the natural gas and crude oil industries frequently change as they are reviewed by legislators and regulators. In 2016, the North Dakota Industrial Commission adopted rule changes that resulted in additional construction and monitoring requirements for certain underground gathering pipelines, including, but not limited to, those that transport produced water. The NDIC also adopted reclamation bonding requirements for certain underground gathering pipelines. In July 2018, PHMSA issued an advance notice of proposed rulemaking seeking comment on the class location requirements for natural gas transmission pipelines, and particularly the actions operators must take when class locations change due to population growth or building construction near the pipeline. In November 2018, PHMSA also increased the maximum penalties for violating federal safety standards, which are subject to future increases to account for inflation. In October 2019, PHMSA issued three new final rules. One rule establishes procedures to implement the expanded emergency order enforcement authority set forth in an October 2016 interim final rule. Among other things, this rule allows PHMSA to issue an emergency order without advance notice or opportunity for a hearing. The other two rules impose several new requirements on operators of onshore gas transmission systems and hazardous liquids pipelines. The rule concerning gas transmission extends the requirement to conduct integrity assessments beyond “high consequence areas” (HCAs) to pipelines in “moderate consequence areas” (MCAs). It also includes requirements to reconfirm Maximum Allowable Operating Pressure (MAOP), report MAOP exceedances, consider seismicity as a risk factor in integrity management, and use certain safety features on in-line inspection equipment. The rule concerning hazardous liquids extends the required use of leak detection systems beyond HCAs to all regulated non-gathering hazardous liquid pipelines, requires reporting for gravity fed lines and unregulated gathering lines, requires periodic inspection of all lines not in HCAs, calls for inspections of lines after extreme weather events, and adds a requirement to make all lines in or affecting HCAs capable of accommodating in-line inspection tools over the next 20 years. In addition, the adoption of proposals for more stringent legislation, regulation or taxation of drilling activity could directly curtail such activity or increase the cost of drilling, resulting in reduced levels of drilling activity and therefore reduced demand for our services. For example, in 2018 the Colorado state ballot included a proposed 2,500 foot setback for oil and gas development from occupied structures and certain other areas. While the proposal did not pass, Colorado Senate Bill 19-181, signed into law in April 2019, changed the mandate of the state’s oil and gas regulator from fostering oil and gas development to regulating oil and gas development in a reasonable manner to protect public health and the environment. The new law also allows local governments to impose more restrictive requirements on oil and gas operations than those issued by the state. Similar efforts in Colorado and elsewhere could restrict oil and gas development in the future. Regulatory agencies establish and, from time to time, change priorities, which may result in additional burdens on us, such as additional reporting requirements and more frequent audits of operations. Our operations and the markets in which we participate are affected by these laws, regulations and interpretations and may be affected by changes to them or their implementation, which may cause us to realize materially lower revenues or incur materially increased operation and maintenance costs or both.

Increased regulation of hydraulic fracturing could result in reductions or delays in customer production, which could materially adversely impact our revenues.

Hydraulic fracturing is an important and increasingly common practice that is used to stimulate production of natural gas and/or crude oil from dense subsurface rock formations, and is primarily regulated by state agencies. However, Congress has in the past, and may in the future consider legislation to regulate hydraulic fracturing by federal agencies. Many states have already adopted laws and/or regulations that require disclosure of the chemicals used in hydraulic fracturing. A number of states have adopted, and other states are considering adopting, legal requirements that could impose more stringent permitting, disclosure and well construction requirements on crude oil and/or natural gas drilling activities. For example, a Colorado ballot initiative, Proposition 112, would have substantially increased setback distances for various upstream activities, thereby substantially restricting new oil and gas development in the state. Although Proposition 112 was defeated in the November 2018 elections, similar ballot initiatives have recently been circulated by interested groups for potential consideration in upcoming elections, although none have yet obtained the requisite number of signatures. Further, Colorado Senate Bill 19-181, signed into law in April 2019, changed the mandate of the state’s oil and gas regulator from fostering oil and gas development to regulating oil and gas development in a reasonable manner to protect public health and the environment. The new law also allows local governments to impose more restrictive requirements on oil and gas operations than those issued by the state. Similar efforts in Colorado and elsewhere could restrict oil and gas development in the future. States also could elect to prohibit hydraulic fracturing altogether, as New York, Maryland, and Vermont have done. In addition, certain local governments have adopted, and additional local governments may adopt, ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular.

The EPA has also moved forward with various regulatory actions, including approving new regulations requiring green completions of hydraulically-fractured wells and corresponding reporting requirements (NSPS OOOO) that went into effect in 2015. Revisions to the green completion regulations (NSPS OOOOa) were finalized in June 2016 and include additional requirements to reduce methane and VOCs. In October 2018, the EPA published a proposed rule that would amend certain requirements of NSPS OOOOa. Among other things, the proposed rule would reduce monitoring frequencies for fugitive emissions and clarify and streamline certain other requirements. In September 2019, the EPA published another rule proposing amendments to the June 2016 rule that would remove sources in the transmission and storage segments from the regulated source category and would rescind the application of the NSPS and methane-specific requirements to these sources. However, the 2016 regulations currently remain in effect. The BLM has also asserted regulatory authority over aspects of the hydraulic fracturing process, and issued a final rule in March 2015 that established more stringent standards for performing hydraulic fracturing on federal and Indian lands. However, in December 2017, the BLM published a final rule rescinding the 2015 rule. The rescission rule is currently subject to a legal challenge. Further, several federal governmental agencies have conducted reviews and studies on the environmental aspects of hydraulic fracturing, including the EPA. The results of such reviews or studies could spur initiatives to further regulate hydraulic fracturing.

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

We believe that our natural gas pipeline facilities qualify as gathering facilities that are exempt from the jurisdiction of FERC under the NGA and the NGPA. Interstate movements of crude oil on the Epping Pipeline in North Dakota are subject to FERC jurisdiction under the ICA, and the rates, terms and conditions of service, and practices on the pipeline are subject to review and challenge before FERC. Additionally, our proposed Double E Project, which is currently under consideration by FERC in Docket No. CP19-495-000, and is anticipated to provide natural gas transmission service from southeastern New Mexico to the Waha Hub in Texas, will be subject to FERC jurisdiction once approved. FERC may include conditions on its issuance of the certificate that make a project impracticable or too costly, or may ultimately determine not to issue the certificate required for us to pursue the project. Typically, a pipeline project requires review by a number of governmental agencies, including FERC, and other federal, state and local agencies, whose cooperation is important in completing the regulatory process on schedule. Any delay or refusal by an agency to issue authorizations or permits as requested for the project may mean that they will be constructed in a manner or with capital requirements that we did not anticipate or that we will not be able to pursue the project. Such delay, modification or refusal could materially and negatively impact the additional revenues expected from the project. In addition to approving and regulating the construction and operation of interstate natural gas pipelines, FERC also regulates such pipelines’ rates and terms and conditions of service, including transportation service agreements and negotiated rate agreements.

We are also generally subject to the anti-market manipulation provisions in the NGA, as amended by the Energy Policy Act of 2005, and to FERC's regulations thereunder, which authorize FERC to impose fines of up to $1,291,894 per day per violation of the NGA or its implementing regulations, subject to future adjustment for inflation. In addition, the FTC holds statutory authority under the Energy Independence and Security Act of 2007 to prevent market manipulation in oil markets, and has adopted broad rules and regulations prohibiting fraud and market manipulation. The FTC is also authorized to seek fines of up to $1,231,690 per violation, subject to future adjustment for inflation. The CFTC is directed under the CEA to prevent price manipulation in the commodity, futures and swaps markets, including the energy markets. Pursuant to the Dodd-Frank Act, and other authority, the CFTC has adopted additional anti-market manipulation regulations that prohibit fraud and price manipulation in the commodity, futures and swaps markets. The CFTC also has statutory authority to seek civil penalties of up to the greater of $1,212,866 per violation, subject to future adjustment for inflation, or triple the monetary gain to the violator for each violation of the anti-market manipulation provisions of the CEA.

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

On March 15, 2018, FERC announced a revised policy prohibiting FERC-jurisdictional natural gas and liquids pipelines owned by master limited partnerships from including an allowance for income taxes in the cost of service used to calculate tariff rates. Most of our pipelines are not subject to FERC regulation and so will not be affected by the revised policy statement. However, rates for interstate movements of crude oil on our Epping Pipeline in North Dakota and any future FERC-regulated pipelines may be affected by the application of the revised policy statement in subsequent FERC proceedings.

FERC has not required regulated interstate oil pipelines to decrease their rates on an industry-wide basis to implement the new policy. However, FERC stated that the effects of the revised policy statement must be incorporated in annual FERC financial reports made by regulated interstate oil pipelines. These reports, which will also reflect the impact of the corporate income tax reduction enacted as part of the Tax Cuts and Jobs Act of 2017, will be used in FERC’s next five-year review and determination of the index rate adjustment, which will occur in 2020 and will become effective on July 1, 2021. The impact of these future proceedings on Epping Pipeline and any future FERC-regulated pipelines is uncertain at this time.

Until FERC sets the next index rate adjustment, Epping Pipeline and any future FERC-regulated pipelines may face an increased risk of shipper complaints seeking FERC review of its rates. FERC can also initiate review of rates on its own initiative. We could also propose new cost-of-service rates or changes to our existing rates that would be subject to review by FERC under its new policy. No such proceedings have occurred at this time, however, and the potential outcome of any such proceedings, should any materialize, is uncertain. As a result of any such proceedings, Epping Pipeline and any future FERC-regulated pipelines may be required to modify their rates, which could affect the revenues we generate with our Epping Pipeline and any future FERC-regulated pipelines. At this time, we do not expect any such proceedings would have a material adverse effect, but we intend to monitor FERC developments and provide updated disclosure, as necessary.

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

The 2020 presidential and congressional elections may result in a change in administration and control of Congress with the potential consequence of increased restrictions on oil and gas production activities, which could materially adversely affect our industry and our financial condition and results of operations.

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

In July 2018, the PHMSA issued an advance notice of proposed rulemaking seeking comment on the class location requirements for natural gas transmission pipelines, and particularly the actions operators must take when class locations change due to population growth or building construction near the pipeline. In October 2019, the PHMSA issued three new final rules. One rule establishes procedures to implement the expanded emergency order enforcement authority set forth in an October 2016 interim final rule. Among other things, this rule allows the PHMSA to issue an emergency order without advance notice or opportunity for a hearing. The other two rules impose several new requirements on operators of onshore gas transmission systems and hazardous liquids pipelines. The rule concerning gas transmission extends the requirement to conduct integrity assessments beyond “high consequence areas” (HCAs) to pipelines in “moderate consequence areas” (MCAs). It also includes requirements to reconfirm Maximum Allowable Operating Pressure (MAOP), report MAOP exceedances, consider seismicity as a risk factor in integrity management, and use certain safety features on in-line inspection equipment. The rule concerning hazardous liquids extends the required use of leak detection systems beyond HCAs to all regulated non-gathering hazardous liquid pipelines, requires reporting for gravity fed lines and unregulated gathering lines, requires periodic inspection of all lines not in HCAs, calls for inspections of lines after extreme weather events, and adds a requirement to make all lines in or affecting HCAs capable of accommodating in-line inspection tools over the next 20 years. While we believe that we are in compliance with existing safety laws and regulations, increased penalties for safety violations and potential regulatory changes could have a material adverse effect on our operations, operating and maintenance expenses and revenues.

Climate change legislation, regulatory initiatives and litigation could result in increased operating costs and reduced demand for the services we provide.

In recent years, the U.S. Congress has considered legislation to restrict or regulate emissions of GHGs, such as carbon dioxide and methane that may be contributing to global warming. It presently appears unlikely that comprehensive climate legislation will be passed by either house of Congress in the near future, although energy legislation and other initiatives are expected to be proposed that may be relevant to GHG emissions issues. For example, the revisions to the NSPS found in 40 CFR 60 subpart OOOO (and OOOOa) include GHG emission reduction requirements. However, in October 2018, the EPA published a proposed rule that would amend certain requirements of NSPS OOOOa. Among other things, the proposed rule would reduce monitoring frequencies for fugitive emissions and clarify and streamline certain other requirements. In September 2019, the EPA published proposed amendments to the rule that would remove sources in the transmission and storage segments from the regulated source category and would rescind the application of the NSPS and methane-specific requirements to these sources. The 2016 regulation currently remains in effect.

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

Independent of Congress, the EPA has adopted regulations under its existing CAA authority. In 2009, the EPA published its findings that emissions of GHGs present an endangerment to public health and the environment because emissions of such gases are contributing to warming of the earth's atmosphere and other climatic changes. Based on these findings, the EPA adopted regulations that, among other things, establish PSD construction and Title V operating permit reviews for certain large stationary sources of GHG emissions. For additional information on EPA regulations adopted under the CAA, see the "Environmental Matters—Climate Change" section of Item 1. Business.  Further, in December 2015, over 190 countries, including the United States, reached an agreement to reduce global GHG emissions. The agreement entered into force in November 2016 after over 70 countries, including the United States, ratified or otherwise consented to be bound by the agreement. In November 2019, the United States submitted formal notification to the United Nations that it intends to withdraw from the agreement. The earliest possible effective withdrawal date from the agreement is November 2020. However, if and to the extent the United States implements this agreement, it could have a material adverse effect on our business and that of our customers.

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

We do not own all of the land on which our pipelines and facilities have been constructed, and we are, therefore, subject to the possibility of more onerous terms and/or increased costs to retain necessary land use if we do not have valid rights-of-way or if such rights-of-way lapse or terminate or if our pipelines are not properly located within the boundaries of such rights-of-way. We obtain the rights to construct and operate our pipelines on land owned by third parties and governmental agencies either perpetually or for a specific period of time. If we were to be unsuccessful in renegotiating rights-of-way, we might have to relocate our facilities. Our loss of these rights, through our inability to renew right-of-way contracts or otherwise, could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.

Terrorist attacks and threats, escalation of military activity in response to these attacks or acts of war could have a material adverse effect on our business, financial condition or results of operations.

Terrorist attacks and threats, escalation of military activity or acts of war may have significant effects on general economic conditions, fluctuations in consumer confidence and spending and market liquidity, each of which could materially and adversely affect our business. Future terrorist attacks, rumors or threats of war, actual conflicts involving the United States or its allies, or military or trade disruptions may significantly affect our operations and those of our customers. Strategic targets, such as energy-related assets, may be at greater risk of future attacks than other targets in the United States. Disruption or significant increases in energy prices could result in government-imposed price controls. It is possible that any of these occurrences, or a combination of them, could have a material adverse effect on our business, financial condition and results of operations. Our insurance may not protect us against such occurrences.

We may face opposition to the development, permitting, construction or operation of our pipelines and facilities from various groups.

We may face opposition to the development, permitting, construction or operation of our pipelines and facilities from environmental groups, landowners, local groups and other advocates. Such opposition could take many forms, including organized protests, attempts to block or sabotage our operations, intervention in regulatory or administrative proceedings involving our assets, or lawsuits or other actions designed to prevent, disrupt or delay the development or operation of our assets and business. For example, repairing our pipelines often involves securing consent from individual landowners to access their property; one or more landowners may resist our efforts to make needed repairs, which could lead to an interruption in the operation of the affected pipeline or other facility for a period of time that is significantly longer than would have otherwise been the case. In addition, acts of sabotage or eco-terrorism could cause significant damage or injury to people, property or the environment or lead to extended interruptions of our operations. Any such event that interrupts the revenues generated by our operations, or which causes us to make significant expenditures not covered by insurance, could reduce our cash available for paying distributions to our unitholders and, accordingly, have a material adverse effect on our business, financial condition and results of operations. Moreover, governmental authorities exercise considerable discretion in the timing and scope of permit issuance and the public may engage in the permitting process, including through intervention in the courts. Negative public perception could cause the permits we require to conduct our operations to be withheld, delayed or burdened by requirements that restrict our ability to profitably conduct our business.

Recently, activists concerned about the potential effects of climate change have directed their attention towards sources of funding for fossil-fuel energy companies, which has resulted in certain an increasing number of financial institutions, funds, individual investors and other sources of capital restricting or eliminating their investment in fossil fuel-related activities. Ultimately, this could make it more difficult to secure funding for exploration and production activities or energy infrastructure related projects, and consequently could both indirectly affect demand for our services and directly affect our ability to fund construction or other capital projects.

Our operations depend on the use of information technology ("IT") systems that could be the target of a cyberattack.

The oil and gas industry has become increasingly dependent on digital technologies to conduct day-to-day operations, including certain midstream activities. For example, software programs are used to manage gathering and transportation systems and for compliance reporting. The use of mobile communication devices has increased rapidly. Industrial control systems now control large scale processes that can include multiple sites and long distances, such as oil and gas pipelines.

Our operations depend on the use of sophisticated IT systems. Our IT systems and networks, as well as those of our customers, vendors and counterparties, may become the target of cyber-attacks or information security breaches, which in turn could result in the unauthorized release and misuse of sensitive or proprietary information as well as disrupt our operations, damage our reputation or damage our facilities or those of third parties, which could have a material adverse effect on our revenues and increase our operating and capital costs, which could reduce the amount of cash otherwise available for distribution. In addition, certain cyber-incidents, such as surveillance, may remain undetected for an extended period. We may be required to incur additional costs to modify or enhance our IT systems or to prevent or remediate any such attacks.

A cyber-incident involving our IT systems and related infrastructure, or that of our customers, venders and counterparties, could disrupt our business plans and negatively impact our operations in the following ways, among others:

•

a cyber-attack on a vendor or service provider could result in supply chain disruptions, which could delay or halt development of additional infrastructure, effectively delaying the start of cash flows from the project;

•	a cyber-attack on downstream pipelines could prevent us from delivering product at the tailgate of our facilities, resulting in a loss of revenues;
•	a cyber-attack on a communications network or power grid could cause operational disruption, resulting in loss of revenues;

•	a deliberate corruption of our financial or operational data could result in events of non-compliance, which could lead to regulatory fines or penalties; and
•	business interruptions could result in expensive remediation efforts, distraction of management, damage to our reputation or a negative impact on the price of our units.

Our business is subject to complex and evolving U.S. and International laws and regulations regarding privacy and data protection (“data protection laws”). Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, increased cost of operations or otherwise harm our business.

Along with our own data and information in the normal course of our business, we and our partners collect and retain significant volumes of certain types of data, some of which are subject to specific laws and regulations. The transfer and use of this data both domestically and across international borders is becoming increasingly complex. The regulatory environment surrounding and the transfer and protection of such data is constantly evolving and can be subject to significant change. New data protection laws at the federal, state, international, national, provincial and local levels, including recent Colorado legislation, the European Union General Data Protection Regulation (“GDPR”) and the California Consumer Privacy Act (“CCPA”), pose increasingly complex compliance challenges and potentially elevate our costs.

Complying with these jurisdictional requirements could increase the costs and complexity of compliance, and violations of applicable data protection laws can result in significant penalties. For example, the GDPR applies to activities regarding personal data that may be conducted by us, directly or indirectly through vendors and subcontractors, from an establishment in the European Union. Failure to comply could result in significant penalties of up to a maximum of 4% of our global turnover that may materially adversely affect our business, reputation, results of operations, and cash flows. Similarly, the CCPA, which came into effect on January 1, 2020, gives California residents specific rights in relation to their personal information, requires that companies take certain actions, including notifications for security incidents and may apply to activities regarding personal information that is collected by us, directly or indirectly, from California residents. As interpretation and enforcement of the CCPA evolves, it creates a range of new compliance obligations, which could cause us to change our business practices, with the possibility for significant financial penalties for noncompliance that may materially adversely affect our business, reputation, results of operations, and cash flows.

As noted above, we are also subject to the possibility of information security breaches, which themselves may result in a violation of these laws. Additionally, if we acquire a company that has violated or is not in compliance with applicable data protection laws, we may incur significant liabilities and penalties as a result.

Our ability to operate our business effectively could be impaired if we fail to attract and retain key personnel.

Our ability to operate our business and implement our strategies depends on our continued ability to attract and retain highly skilled personnel with midstream energy industry experience and competition for these persons in the midstream energy industry is intense. Given our size, we may be at a disadvantage, relative to our larger competitors, in the competition for these personnel. We may not be able to continue to employ our senior executives and key personnel or attract and retain qualified personnel in the future, and our failure to retain or attract our senior executives and key personnel could have a material adverse effect on our ability to effectively operate our business.

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

Summit Investments controls our General Partner and has authority to appoint all of the officers and directors of our General Partner, some of whom are officers, directors or principals of Energy Capital Partners, the entity that controls Summit Investments. Although our General Partner has a duty to manage us in a manner that is in our best interests, the directors and officers of our General Partner also have a duty to manage our General Partner in a manner that is in the best interests of its owner. Conflicts of interest will arise between Summit Investments and its owners and our General Partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, our General Partner may favor its own interests and the interests of Summit Investments and its owners over our interests and the interests of our unitholders. These conflicts include the following situations, among others:

•

Neither our Partnership Agreement nor any other agreement requires Summit Investments or its owners to pursue a business strategy that favors us, and the directors and officers of Summit Investments have a fiduciary duty to make these decisions in the best interests of the owners of Summit Investments, which may be contrary to our interests. Summit Investments may choose to shift the focus of their investment and growth to areas not served by our assets;

•	Summit Investments is not limited in its ability to compete with us and in the future may offer business opportunities to third parties without first offering us the right to bid for them;
•	Our General Partner is allowed to take into account the interests of parties other than us, such as Summit Investments and its owners, in resolving conflicts of interest;
•

Our Partnership Agreement replaces the fiduciary duties that would otherwise be owed by our General Partner to us and our unitholders with contractual standards governing its duties to us and our unitholders. These contractual standards limit our General Partner's liabilities and the rights of our unitholders with respect to actions that, without the limitations, might constitute breaches of fiduciary duty;

•	Except in limited circumstances, our General Partner has the power and authority to conduct our business without unitholder approval;
•

Our General Partner determines the amount and timing of asset purchases and sales, borrowings, issuance of additional partnership interests and the creation, reduction or increase of reserves, each of which can affect the amount of cash that is distributed to our unitholders;

•	Our General Partner determines which costs incurred by it are reimbursable by us;
•

Our Partnership Agreement does not restrict our General Partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with any of these entities on our behalf;

•	Our General Partner intends to limit its liability regarding our contractual and other obligations;
•	Our General Partner may exercise its right to call and purchase all of the common units not owned by it and its affiliates if they own more than 80% of the common units;
•	Our General Partner controls the enforcement of the obligations that it and its affiliates owe to us; and
•	Our General Partner decides whether to retain separate counsel, accountants or others to perform services for us.

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

The equity interests in our General Partner are pledged as collateral for SMP Holdings’ senior secured term loan facility; in the event SMP Holdings is unable to meet its obligations under that term loan facility, including as a result of a reduction in the amount, or elimination, of the distributions we pay to our unitholders, or is subject to certain bankruptcy or insolvency related events, SMP Holdings’ lenders may gain control of our general partner.

On March 21, 2017, SMP Holdings entered into a term loan agreement, which we refer to as the SMP Holdings Term Loan Facility. SMP Holdings’ ownership interest in our general partner is subject to a lien under the SMP Holdings Term Loan Facility. In the event SMP Holdings is unable to satisfy its obligations under the SMP Holdings Term Loan Facility, including as a result of a reduction in the amount, or elimination, of the distributions we pay to our unitholders, including SMP Holdings, and the lenders foreclose on the collateral securing such obligations, the lenders will own our general partner, and effectively all of its assets, which include the general partner interest in us.  In such event, SMP Holdings’ lenders would own the entity that controls our management and operation. Moreover, in the event SMP Holdings becomes insolvent or is declared bankrupt, our general partner also may be deemed insolvent or declared bankrupt. Under the terms of our partnership agreement, certain bankruptcy or insolvency related events of our general partner may cause a dissolution of our partnership.

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

Our Sponsor may sell units in the public markets, which could reduce the market price of our outstanding common units.

Of the 93,493,473 common units outstanding at December 31, 2019, Summit Investments beneficially owned 45,318,866 common units and a subsidiary of Energy Capital Partners directly owned 5,915,827 common units. If these entities were to dispose of a substantial portion of these units in the public market, whether in a single transaction or a series of transactions, it could reduce the market price of our common units. In addition, these sales, or the possibility that these sales may occur, could make it more difficult for us to sell our common units in the future.

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

As a publicly traded partnership, we are subject to the public reporting requirements of the Exchange Act, including the rules thereunder that will require our management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. Effective internal controls are necessary for us to provide reliable and timely financial reports, prevent fraud and to operate successfully as a publicly traded partnership. We prepare our consolidated financial statements in accordance with GAAP. Our efforts to develop and maintain our internal controls may not be successful and we may be unable to maintain effective controls over our financial processes and reporting in the future or to comply with our obligations under Section 404 of the Sarbanes-Oxley Act of 2002.

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

Our Partnership Agreement contains provisions that eliminate fiduciary duties to which our General Partner would otherwise be held by state fiduciary duty law and replaces those duties with several different contractual standards. For example, our Partnership Agreement permits our General Partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our General Partner or otherwise, free of any duties to us and our unitholders, other than the implied contractual covenant of good faith and fair dealing. This entitles our General Partner to consider only the interests and factors that it desires and relieves it of any duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or our limited partners. Examples of decisions that our General Partner may make in its individual capacity include, among others:

•	how to allocate corporate opportunities among us and its affiliates;
•	whether to exercise its limited call right;
•	whether to seek approval of the resolution of a conflict of interest by the Conflicts Committee;
•	how to exercise its voting rights with respect to the units it owns;
•	whether to exercise its registration rights;
•	whether to transfer any units it owns to a third party; and
•	whether or not to consent to any merger or consolidation of the partnership or amendment to the Partnership Agreement.

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

In connection with a situation involving a transaction with an affiliate or a conflict of interest, any determination by our General Partner or the Conflicts Committee must be made in good faith. If an affiliate transaction or the resolution of a conflict of interest is not approved by our common unitholders or the Conflicts Committee and the Board of Directors determines that the resolution or course of action taken with respect to the affiliate transaction or conflict of interest satisfies either of the standards set forth in the final two subclauses above, then it will be presumed that, in making its decision, the Board of Directors acted in good faith, and in any proceeding brought by or on behalf of any limited partner or the partnership, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.

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

We have listed our common units on the New York Stock Exchange. Because we are a publicly traded partnership, the New York Stock Exchange does not require us to have, and we do not have, a majority of independent directors on our General Partner's Board of Directors or a nominating and corporate governance committee. Additionally, any future issuance of additional common units or other securities, including to affiliates, will not be subject to the New York Stock Exchange's shareholder approval rules. Accordingly, unitholders do not have the same protections afforded to certain corporations that are subject to all of the New York Stock Exchange corporate governance requirements.

Holders of our common units have limited voting rights and are not entitled to elect our General Partner or its directors.

Unlike the holders of common stock in a corporation, holders of our common units have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management's decisions regarding our business. Unitholders have no right on an annual or ongoing basis to elect our General Partner or its Board of Directors. The Board of Directors has been chosen by Summit Investments. Furthermore, if our unitholders are dissatisfied with the performance of our General Partner, they have little ability to remove our General Partner. As a result of these limitations, the price at which the common units trade could be diminished because of the absence or reduction of a takeover premium in the trading price. Our Partnership Agreement also contains provisions limiting the ability of our unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting the unitholders' ability to influence the manner or direction of management.

Even if holders of our common units are dissatisfied, they may not be able to remove our General Partner without its consent.

The vote of the holders of at least 66 2/3% of all outstanding limited partner units voting together as a single class is required to remove our General Partner. As of December 31, 2019, Summit Investments beneficially owned 45,318,866 common units out of 93,493,473 outstanding common units, representing a voting block sufficient to prevent the other limited partners from removing our General Partner.

Our Partnership Agreement restricts the voting rights of unitholders owning 20% or more of our common units.

Unitholders' voting rights are further restricted by a provision of our Partnership Agreement providing that any person or group that owns 20% or more of any class of units then outstanding cannot vote on any matter, other than our General Partner, its affiliates, their transferees and persons who acquired such units with the prior approval of the Board of Directors.

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

The issuance by us of additional common units or other equity securities of equal or senior rank will decrease our existing unitholders' proportionate ownership interest in us. In addition, the issuance by us of additional common units or other equity securities of equal or senior rank may have the following effects:

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

Furthermore, the payment of distributions on any additional units may increase the risk that we will not be able to make distributions at our prior per unit distribution levels. To the extent new units are senior to our common units, including units issued to third parties at a subsidiary level, their issuance will increase the uncertainty of the payment of distributions on our common units.

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

As of December 31, 2019, Summit Investments beneficially owned 45,318,866 common units out of 93,493,473 outstanding common units and a subsidiary of Energy Capital Partners directly owned 5,915,827 common units. The sale of any of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.

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

As of December 31, 2019, Summit Investments beneficially owned 45,318,866 common units out of 93,493,473 outstanding common units and a subsidiary of Energy Capital Partners directly owned 5,915,827 common units. As such, our General Partner and its affiliates controlled a total of 51,234,693 common units, or 54.8% of our common units outstanding as of December 31, 2019.

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

Our Partnership Agreement provides that, with certain limited exceptions, the Court of Chancery of the State of Delaware is the exclusive forum for any claims, suits, actions or proceedings (1) arising out of or relating in any way to our Partnership Agreement (including any claims, suits or actions to interpret, apply or enforce the provisions of our Partnership Agreement or the duties, obligations or liabilities among our partners, or obligations or liabilities of our partners to us, or the rights or powers of, or restrictions on, our partners or us), (2) brought in a derivative manner on our behalf, (3) asserting a claim of breach of a duty (including a fiduciary duty) owed by any of our, or our General Partner’s, directors, officers, or other employees, or owed by our General Partner, to us or our partners, (4) asserting a claim against us arising pursuant to any provision of the Delaware Revised Uniform Limited Partnership Act or (5) asserting a claim against us governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in our common units is deemed to have received notice of and consented to the foregoing provisions. This exclusive forum provision does not apply to a cause of action brought under federal or state securities laws. Although management believes this choice of forum provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, the provision may have the effect of discouraging lawsuits against us and our General Partner’s directors and officers. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation or similar governing documents has been challenged in legal proceedings and it is possible that in connection with any action a court could find the choice of forum provisions contained in our Partnership Agreement to be inapplicable or unenforceable in such action. If a court were to find this choice of forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our financial position, results of operations and ability to make cash distributions to our unitholders.

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

Our Series A Preferred Units rank senior to our common units with respect to distribution rights and rights upon liquidation. These preferences could adversely affect the market price for our common units, or could make it more difficult for us to sell our common units in the future. In addition, our Subsidiary Series A Preferred Units have priority over the common unitholders with respect to the cash flow from Permian Holdco.

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

The distribution rate of the Subsidiary Series A Preferred Units is 7.00% per annum of the $1,000 issue amount per outstanding Permian Holdco Series A Preferred Unit. Permian Holdco has the option to pay this distribution in-kind until the earlier of June 30, 2022 or the first full quarter following the date the Double E pipeline is placed in service.

Our obligation to pay distributions on our Series A Preferred Units and Permian Holdco’s obligation to pay the distributions on the Subsidiary Series A Preferred Units could impact our liquidity and reduce the amount of cash flow available for working capital, capital expenditures, growth opportunities, acquisitions, and other general partnership purposes. Our obligations to the holders of the Series A Preferred Units and Permian Holdco’s obligations to the holders of the Subsidiary Series A Preferred Units could also limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition.

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

A unitholder’s share of our taxable income, and its relationship to any distributions we make, may be affected by a variety of factors, including our economic performance, which may be affected by numerous business, economic, regulatory, legislative, competitive and political uncertainties beyond our control, and certain transactions in which we might engage. For example, we may engage in transactions that produce substantial taxable income allocations to some or all of our unitholders without a corresponding increase in cash distributions to our unitholders, such as a sale or exchange of assets, the proceeds of which are reinvested in our business or used to reduce our debt, or an actual or deemed satisfaction of our indebtedness for an amount less than the adjusted issue price of the debt. A unitholder’s ratio of its share of taxable income to the cash received by it may also be affected by changes in law. For instance, under the tax reform law known as the Tax Cuts and Jobs Act (the “Tax Reform Legislation”), the net interest expense deductions of certain business entities, including us, are limited to 30% of such entity’s “adjusted taxable income,” which is generally taxable income with certain modifications. If the limit applies, a unitholder’s taxable income allocations will be more (or its net loss allocations will be less) than would have been the case absent the limitation.

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

The IRS may adopt positions that differ from the conclusions of our counsel expressed in a prospectus or from the positions we take, and the IRS's positions may ultimately be sustained. It may be necessary to resort to administrative or court proceedings to sustain some or all of our counsel’s conclusions or the positions we take and such positions may not ultimately be sustained. A court may not agree with some or all of our counsel’s conclusions or the positions we take. Any contest with the IRS, and the outcome of any IRS contest, may have a materially adverse effect on the market for our units and the price at which they trade. In addition, our costs of any contest with the IRS would be borne indirectly by our unitholders because the costs would likely reduce our cash available for distribution.

Unitholders may be subject to limitation on their ability to deduct interest expense incurred by us.

In general, we are entitled to a deduction for interest paid or accrued on indebtedness properly allocable to our trade or business during our taxable year. However, under the Tax Reform Legislation, our deduction for “business interest,” (including, under proposed Treasury Regulations, our deduction for distributions on our Series A Preferred Units) is limited to the sum of our business interest income and 30% of our “adjusted taxable income.” For purposes of this limitation, our adjusted taxable income is computed without regard to any business interest expense or business interest income, and in the case of taxable years, beginning before January 1, 2022, any deduction allowable for depreciation, amortization, or depletion.

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

Under the Tax Reform Legislation, if a unitholder sells or otherwise disposes of a unit, the transferee is required to withhold 10.0% of the amount realized by the transferor unless the transferor certifies that it is not a foreign person, and we are required to deduct and withhold from the transferee amounts that should have been withheld by the transferee but were not withheld. However, the U.S. Treasury Department and the IRS suspended these rules for transfers of certain publicly traded partnership interests, including transfers of our common units, until regulations or other guidance has been issued. In May 2019, the IRS issued proposed Treasury Regulations that would require withholding on open market transactions, effective 60 days after the issuance of final Treasury Regulations, but in the case of a transfer made through a broker, would exclude a partner’s share of liabilities from the amount realized. In addition, the obligation to withhold would be imposed on the broker instead of the transferee. It is not clear if or when the proposed Treasury Regulations will be finalized and in what form, or if other guidance will be issued.

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

Treatment of distributions on our Series A Preferred Units as guaranteed payments for the use of capital creates a different tax treatment for the holders of our Series A Preferred Units than the holders of our common units and such distributions are not eligible for the 20% deduction for qualified publicly traded partnership income.

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

Treasury Regulations, provide that a guaranteed payment for the use of capital generally is not taken into account for purposes of computing qualified business income for purposes of the 20% deduction for qualified publicly traded partnership will not constitute an allocable or distributive share of such income. As a result, the guaranteed payment for use of capital received by holders of our Series A Preferred Units may not be eligible for the 20% deduction for qualified publicly traded partnership income.

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

We prorate our items of income, gain, loss and deduction for U.S. federal income tax purposes between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. Treasury Regulations allow a similar monthly simplifying convention, but do not specifically authorize the use of the proration method we have adopted. If the IRS were to challenge our proration method, or if new Treasury Regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

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

We have adopted certain valuation methodologies and monthly conventions for U.S. federal income tax purposes that may result in a shift of income, gain, loss and deduction among our unitholders. The IRS may challenge this treatment, which could adversely affect the value of our units.

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

If the IRS makes audit adjustments to our income tax returns for tax years beginning after 2017, it may collect any resulting taxes (including any applicable penalties and interest) directly from us. We will generally have the ability to shift any such tax liability to our unitholders in accordance with their interests in us during the year under audit, but there can be no assurance that we will be able to do so (and will choose to do so) under all circumstances, or that we will be able to (or choose to) effect corresponding shifts in state income or similar tax liability resulting from the IRS adjustment in states in which we do business in the year under audit or in the adjustment year. If, we make payments of taxes, penalties and interest resulting from audit adjustments, we may require our unitholders and former unitholders to reimburse us for such taxes (including any applicable penalties or interest) or, if we are required to bear such payment, our cash available for distribution to our unitholders could be substantially reduced. Additionally, we may be required to allocate an adjustment disproportionately among our unitholders, causing the publicly traded units to have different capital accounts, unless the IRS issues further guidance.

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

•

Niobrara G&P, an associated natural gas gathering and processing system operating in the DJ Basin, which includes the Niobrara and Codell shale formations in northeastern Colorado and southeastern Wyoming, is included in the DJ Basin reportable segment;

•

Summit Permian, an associated natural gas gathering and processing system operating in the northern Delaware Basin, which includes the Wolfcamp and Bone Spring formations, in southeastern New Mexico, is included in the Permian Basin reportable segment;

•

Double E, a 1.35 Bcf/d natural gas transmission pipeline that is under development and will provide transportation service from multiple receipt points in the Delaware Basin to various delivery points in and around the Waha Hub in Texas;

•

Grand River, a natural gas gathering and processing system operating in the Piceance Basin, which includes the Mesaverde formation and the Mancos and Niobrara shale formations in western Colorado, is included in the Piceance Basin reportable segment;

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

In addition, we lease various office space under leases to support our operations. On March 2, 2020, we relocated our corporate headquarters to Houston, Texas from the Woodlands, Texas.

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

On October 18, 2019, a petition was filed in the District Court of Tarrant County, Texas by Sage Natural Resources, LLC (the “plaintiff”) against us and certain of our affiliates. The plaintiff is a party to a gathering agreement and a gas marketing agreement with DFW Midstream. In its petition, the plaintiff alleges various claims relating to fees owed pursuant to the terms of these agreements, including breach of contract, fraud, fraudulent inducement, tortious interference, and negligent misrepresentation, as well as certain discriminatory rate claims under Texas law. The plaintiff is disputing its multi-year MVC shortfall payment in the amount of approximately $7.3 million that came due in the fourth quarter of 2019 and seeks a rescission of the gas marketing agreement and the gas gathering agreement, as well as actual and exemplary damages and attorney’s fees. While we cannot predict the ultimate outcome of this matter with certainty, we do not believe that it is likely that we or our affiliates will be subject to any material liability as a result of this matter and are defending ourselves vigorously against the plaintiff’s claims. In addition, we are actively pursuing collection of the multi-year MVC shortfall payment from both the plaintiff and its parent, which guaranteed Sage's performance.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our limited partner common units, ticker symbol "SMLP," trade on the NYSE. As of February 14, 2020, there were approximately 10,744 common unitholders, including beneficial owners of common units held in street name.

On January 29, 2020, the Board of Directors declared a distribution of $0.125 per unit for the quarterly period ended December 31, 2019. The distribution, which totaled $11.7 million, was paid on February 14, 2020, to unitholders of record at the close of business on February 7, 2020.

Our Cash Distribution Policy and Restrictions on Distributions

General

Our Cash Distribution Policy.  Our Partnership Agreement requires us to distribute all of our available cash quarterly, subject to reserves established by our General Partner. Generally, our available cash is our (i) cash on hand at the end of a quarter after the payment of our expenses and the establishment of cash reserves and (ii) cash on hand resulting from working capital borrowings made after the end of the quarter. Because we are not subject to an entity-level federal income tax, we have more cash to distribute to our unitholders than would be the case were we subject to federal income tax.

We pay our distributions on or about the 15th of each of February, May, August and November to holders of record on or about seven days prior to such distribution date. We make the distribution on the business day immediately preceding the indicated distribution date if the distribution date falls on a holiday or non-business day.

Pursuant to the Equity Restructuring Agreement, our general partner interest was converted into a non-economic general partner interest. For additional information, see Note 12 to the consolidated financial statements.

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

•

Although our Partnership Agreement requires us to distribute all of our available cash, our Partnership Agreement, including the provisions requiring us to distribute all of our available cash, may be amended. We can amend our Partnership Agreement with the consent of our General Partner and the approval of a majority of the outstanding common units (including common units beneficially owned by Summit Investments). As of December 31, 2019, Summit Investments, which is the ultimate owner of our General Partner, beneficially owned 45,318,866 common units and a subsidiary of Energy Capital Partners owned 5,915,827 common units.

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

Series A Preferred Units

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

The initial distribution rate for the Series A Preferred Units is 9.50% per annum of the $1,000 liquidation preference per Series A Preferred Unit. On and after December 15, 2022, distributions on the Series A Preferred Units will accumulate for each distribution period at a percentage of the liquidation preference equal to the three-month LIBOR plus a spread of 7.43%. See Note 12 to the consolidated financial statements for additional details.

Subsidiary Series A Preferred Units

In December 2019, Permian Holdco issued 30,000 Subsidiary Series A Preferred Units representing limited partner interests in Permian Holdco at a price of $1,000 per unit. Permian Holdco used the net proceeds of $27.4 million (after deducting offering expenses) to fund capital calls associated with the Double E Project.

Distributions on the Subsidiary Series A Preferred Units are cumulative and compounding and are payable quarterly in arrears 21 days after the quarter ending March, June, September and December of each year (each, a “Subsidiary Series A Preferred Distribution Payment Date”) to holders of record as of the close of business on the first business day of the month of the applicable Subsidiary Series A Preferred Distribution Payment Date, in each case, when, as, and if declared by the board of directors of Permian Holdco out of legally available funds for such purpose.

The distribution rate is 7.00% per annum of the $1,000 issue amount per outstanding Permian Holdco Subsidiary Series A Preferred Unit. Permian Holdco has the option to pay this distribution in-kind until the earlier of June 30, 2022 or the first full quarter following the date the Double E pipeline is placed in service. See Note 12 to the consolidated financial statements for additional details.

Stock Performance Table

The following graph compares the cumulative total unitholder return on our common units to the cumulative total return of the S&P 500 Stock Index and the Alerian MLP Index for the five years ended December 31, 2019 by assuming $100 was invested in each investment option as of December 31, 2014. The Alerian MLP Index is the leading gauge of energy master limited partnerships, or MLPs, and is calculated using a float-adjusted, capitalization-weighted methodology.

Issuer Purchases of Equity Securities

We made no repurchases of our common units during the quarter or year ended December 31, 2019.

Sponsor Purchases of Equity Securities

Our Sponsor made no repurchases of our common units during the quarter or year ended December 31, 2019.

Equity Compensation Plans

The information relating to SMLP’s equity compensation plans required by Item 5 is included in Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 6. Selected Financial Data.

The selected consolidated financial data presented as of and for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 have been derived from the consolidated financial statements of SMLP.

The following table presents selected balance sheet and other data as of the date indicated.

	December 31,
	2019	2018	2017	2016	2015
	(In thousands, except per-unit amounts)
Balance sheet data:
Total assets	$2,573,451	$3,020,562	$2,894,793	$3,115,179	$3,164,672
Total long-term debt	1,470,299	1,257,731	1,051,192	1,240,301	1,267,270
Deferred Purchase Price Obligation	178,453	383,934	362,959	563,281	—
Mezzanine capital	27,450	—	—	—	—
Partners' capital	763,516	1,221,224	1,389,669	1,169,673	1,747,299

Other data:
Market price per common unit	$3.01	$10.05	$20.50	$25.15	$18.73

The following table presents selected statements of operations and cash flows as well as other financial data for the annual periods indicated.

	Year ended December 31,
	2019	2018	2017	2016	2015
	(In thousands, except per-unit amounts)
Statements of operations data:
Total revenues	$443,528	$506,653	$488,741	$402,362	$400,557
Total costs and expenses (1)	402,340	371,702	510,577	290,582	557,735
Interest expense	74,429	60,535	68,131	63,810	59,092
Early extinguishment of debt	—	—	22,039	—	—
Deferred Purchase Price Obligation	(1,982)	20,975	(200,322)	55,854	—
Loss from equity method investees (2)	(337,851)	(10,888)	(2,223)	(30,344)	(6,563)
Net (loss) income	(369,833)	42,351	86,050	(38,187)	(222,228)
(Loss) earnings per limited partner unit:
Common unit - basic	$(4.84)	$0.06	$0.99	$(0.71)	$(3.20)
Common unit - diluted	(4.84)	0.06	0.98	(0.71)	(3.20)
Subordinated unit - basic and diluted (3)					(2.88)

Statements of cash flows data:
Capital expenditures (other than acquisition capital expenditures)	$182,291	$200,586	$124,215	$142,719	$272,225
Contributions to equity method investees	—	4,924	25,513	31,582	86,200
Investment in equity method investee	18,316	—	—	—	—
Acquisition capital expenditures (4)	—	—	—	866,858	288,618
Purchase of noncontrolling interest	—	10,981	797	—	—

Other financial data:
Distributions declared per unit (5)	$1.438	$2.300	$2.300	$2.300	$2.270

(1) Includes (i) long-lived asset impairments of $60.5 million in 2019, (ii) a goodwill impairment of $16.2 million in 2019, (iii) long-lived asset impairments of $3.9 million in 2018, (iv) long-lived asset impairments of $101.9 million and contract intangible asset impairments of $85.2 million in 2017, and (v) goodwill impairments of $248.9 million and environmental remediation expenses of $21.8 million in 2015. See Notes 5, 6, 7 and 16 to the consolidated financial statements.

(2) Includes (i) an impairment of our equity method investment in OGC of $329.7 million and an impairment in OCC of $6.3 million in 2019 and (ii) our 40% share, or $5.7 million and $1.4 million in asset impairments recognized by Ohio Gathering in December 2018 and 2017. In addition, 2018 includes our 40% share, or $2.0 million, of an estimated legal contingency. See Note 8 to the consolidated financial statements.

(3) The subordination period ended on February 16, 2016 and all 24,409,850 subordinated units converted to common units on a one-for-one basis.

(4) Reflects cash and noncash consideration, including working capital and capital expenditure adjustments paid (received), for acquisitions and/or drop downs (see Notes 12 and 17 to the consolidated financial statements).

(5) Represents distributions declared in a given period. For example, for the year ended December 31, 2019, represents the distributions paid in February 2019, in May 2019, in August 2019 and in November 2019.

The preceding tables should be read in conjunction with MD&A and the consolidated financial statements and notes thereto.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MD&A is intended to inform the reader about matters affecting the financial condition and results of operations of SMLP and its subsidiaries. As a result, the following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this report. Among other things, the consolidated financial statements and the related notes include more detailed information regarding the basis of presentation for the following information. This discussion contains forward-looking statements that constitute our plans, estimates and beliefs. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to, those discussed in Forward-Looking Statements. Actual results may differ materially from those contained in any forward-looking statements. The discussion of our financial condition and results of operations for the year ended December 31, 2017 included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018 is incorporated by reference into this MD&A.

This MD&A comprises the following sections:

•	Overview
•	Trends and Outlook
•	How We Evaluate Our Operations
•	Results of Operations
•	Liquidity and Capital Resources
•	Critical Accounting Estimates
•	Forward-Looking Statements

Overview

We are a value-driven limited partnership focused on developing, owning and operating midstream energy infrastructure assets that are strategically located in unconventional resource basins, primarily shale formations, in the continental United States.

We classify our midstream energy infrastructure assets into two categories:

•

Core Focus Areas – core producing areas of basins in which we expect our gathering systems to experience greater long-term growth, driven by our customers’ ability to generate more favorable returns and support sustained drilling and completion activity in varying commodity price environments. In the near-term, we expect to concentrate the majority of our capital expenditures in our Core Focus Areas. Our Utica Shale, Ohio Gathering, Williston Basin, DJ Basin and Permian Basin reportable segments (as described below) comprise our Core Focus Areas.

•

Legacy Areas – production basins in which we expect volume throughput on our gathering systems to experience relatively lower long-term growth compared to our Core Focus Areas, given that our customers require relatively higher commodity prices to support drilling and completion activities in these basins. Upstream production served by our gathering systems in our Legacy Areas is generally more mature, as compared to our Core Focus Areas, and the decline rates for volume throughput on our gathering systems in the Legacy Areas are typically lower as a result. We expect to continue to reduce our near-term capital expenditures in these Legacy Areas. Our Piceance Basin, Barnett Shale and Marcellus Shale reportable segments (as described below) comprise our Legacy Areas.

We are the owner-operator of or have significant ownership interests in the following gathering and transportation systems, which comprise our Core Focus Areas:

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

•

Summit Permian, an associated natural gas gathering and processing system operating in the northern Delaware Basin, which includes the Wolfcamp and Bone Spring formations, in southeastern New Mexico; and

•

Double E, a 1.35 Bcf/d natural gas transmission pipeline that is under development and will provide transportation service from multiple receipt points in the Delaware Basin to various delivery points in and around the Waha Hub in Texas.

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

Our financial results are driven primarily by volume throughput across our gathering systems and by expense management. We generate the majority of our revenues from the gathering, compression, treating and processing services that we provide to our customers. A majority of the volumes that we gather, compress, treat and/or process have a fixed-fee rate structure which enhances the stability of our cash flows by providing a revenue stream that is not subject to direct commodity price risk. We also earn revenues from the following activities that directly expose us to fluctuations in commodity prices: (i) the sale of physical natural gas and/or NGLs purchased under percentage-of-proceeds or other processing arrangements with certain of our customers on the Bison Midstream, Grand River and Summit Permian systems, (ii) the sale of natural gas we retain from certain DFW Midstream customers and (iii) the sale of condensate we retain from our gathering services at Grand River. During the year ended December 31, 2019, these additional activities accounted for approximately 20% of total revenues including marketing transactions, and approximately 14% of total revenues excluding marketing transactions.

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

The following table presents certain consolidated and reportable segment financial data. For additional information on our reportable segments, see the "Segment Overview for the Years Ended December 31, 2019, 2018 and 2017" section herein.

	Year ended December 31,
	2019	2018	2017
	(In thousands)
Net (loss) income	$(369,833)	$42,351	$86,050
Reportable segment adjusted EBITDA
Utica Shale	$29,292	$30,285	$34,011
Ohio Gathering	39,126	39,969	41,246
Williston Basin	69,437	76,701	66,413
DJ Basin	18,668	7,558	6,624
Permian Basin	(879)	(1,200)	—
Piceance Basin	98,765	111,042	111,113
Barnett Shale	43,043	43,268	46,232
Marcellus Shale	20,051	24,267	23,888

Net cash provided by operating activities	$182,337	$227,929	$237,832
Capital expenditures (1)	182,291	200,586	124,215
Contributions to equity method investees	—	4,924	25,513
Investment in equity method investee	18,316	—	—

Distributions to common unitholders	$116,624	$180,705	$179,103
Distributions to Series A Preferred unitholders	28,500	28,500	2,375
Issuance of senior notes	—	—	500,000
Tender and redemption of senior notes	—	—	(300,000)
Net borrowings (repayments) under Revolving Credit Facility	211,000	205,000	(387,000)
Proceeds from issuance of Series A preferred units, net of costs (2)	27,392	—	293,238
Proceeds from ATM Program common unit issuances, net of costs	—	—	17,078

(1) See "Liquidity and Capital Resources" herein and Note 4 to the consolidated financial statements for additional information on capital expenditures.

(2) Reflects proceeds from the issuance of Series A preferred units.

Year ended December 31, 2019.  The following items are reflected in our financial results:

•

In December 2019, we identified certain triggering events which indicated that our equity method investment in Ohio Gathering could be impaired. We completed an other-than-temporary impairment analysis to determine the potential equity method impairment charge to be recorded on our consolidated financial statements. As a result, an impairment charge of approximately $329.7 million was recorded in the loss from equity method investees caption on the consolidated statement of operations.

•

In September 2019, in connection with our annual impairment evaluation, we determined that the fair value of the Mountaineer Midstream reporting unit did not exceed its carrying value and we recognized a goodwill impairment charge of $16.2 million.

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

•

On November 7, 2019, we and SMP Holdings entered into a second amendment (the “Second Amendment”) to the Contribution Agreement between us and SMP Holdings dated February 25, 2016, as amended. On November 15, 2019, we made a cash payment of $51.75 million and issued 10,714,285 common units to SMP Holdings (the “November 2019 Prepayment”). In addition, the parties reduced the Remaining Consideration due to SMP Holdings by $19.25 million. Following the November 2019 Prepayment, the Remaining Consideration is $180.75 million. The parties also extended the final date by which we are obligated to deliver the Remaining Consideration to January 15, 2022. The Remaining Consideration remains payable to SMP Holdings in (i) cash, (ii) our common units or (iii) a combination of cash and our common units, and interest continues to accrue (and is payable quarterly in cash) at a rate of 8% per annum on any portion of the Remaining Consideration that remains unpaid after March 31, 2020. The form(s) of Remaining Consideration to be delivered by us to SMP Holdings continue to be determinable by us in our sole discretion. The terms of the Second Amendment were approved by the Conflicts Committee, which consists entirely of independent directors.

Previously, in February 2019, we and SMP Holdings signed a first amendment to the Contribution Agreement related to the 2016 Drop Down pursuant to which, in April 2019, the Partnership made a cash payment of $100 million to SMP Holdings in partial settlement of the Deferred Purchase Price Obligation. Following the payment, the Remaining Consideration was fixed at $303.5 million, with such amount being payable by the Partnership in one or more payments over the period from March 1, 2020 through December 31, 2020, in (i) cash, (ii) the Partnership’s common units or (iii) a combination of cash and the Partnership’s common units, at the discretion of the Partnership. At least 50% of the Remaining Consideration was required to be paid on or before June 30, 2020 and interest would accrue at a rate of 8% per annum on any portion of the Remaining Consideration that remains unpaid after March 31, 2020. The first amendment was superseded by the second amendment.

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

•

In December 2019, as part of our financing for the Double E Project, we formed Permian Holdco, a newly created, unrestricted subsidiary of SMLP that indirectly owns SMLP’s 70% interest in Double E. In connection with the formation of Permian Holdco, we entered into an agreement with TPG Energy Solutions Anthem, L.P. (“TPG”) on December 24, 2019 to fund up to $80 million of Permian Holdco’s future capital calls associated with the Double E Project. Simultaneously, on December 24, 2019, Permian Holdco issued 30,000 Subsidiary Series A Preferred Units to TPG for net proceeds of $27.4 million.

•

In June 2019, we continued development of the Double E Project after securing firm 10-year commitments under binding precedent agreements for a substantial majority of the pipeline’s initial throughput capacity of 1.35 Bcf of gas per day and executing the JV Agreement with an affiliate of Double E’s foundation shipper. The Double E Project, which consists of an approximately 116-mile mainline and related facilities, will provide interstate natural gas transportation service from the Delaware Basin production area to the Waha Hub in Texas. Double E filed its application under Section 7(c) of the NGA with the FERC on July 31, 2019 to obtain a certificate of public convenience and necessity authorizing the construction and operation of the pipeline.

In connection with the Double E Project, Summit Permian Transmission contributed total assets of approximately $23.6 million for a 70% ownership interest in Double E. Concurrent with this contribution, Double E distributed $7.3 million to the Partnership. We expect to own at least a 50% interest in the Double E Project, will lead the development, permitting and construction of the Double E Project and will operate the pipeline upon commissioning. At our current 70% interest, we estimate that our share of the capital expenditures required to develop the Double E Project will total approximately $350.0 million, and that more than 90% of those capital expenditures will be incurred in 2020 and 2021. Assuming timely receipt of the required regulatory approvals (including the FERC certificate) and no material delays in construction, we expect that the Double E Project will be placed into service in the third quarter of 2021.

•

In December 2019, Red Rock Gathering and certain affiliates of SMLP (collectively, “the Red Rock Parties”) entered into a Purchase and Sale Agreement (the “Red Rock PSA”) pursuant to which the Red Rock Parties agreed to sell certain Red Rock Gathering system assets for a cash purchase price of $12.0 million (the “Red Rock Sale”). Prior to closing, we recorded an impairment charge of $14.2 million based on the expected consideration and the carrying value for the Red Rock Gathering system assets. On December 2, 2019, we closed the Red Rock Sale. The impairment is included in the Long-lived asset impairment caption on the consolidated statement of operations. The financial contribution of these assets (a component of the Piceance Basin reportable segment) are included in our consolidated financial statements and footnotes for the period from January 1, 2019 through December 1, 2019.

•

Until March 22, 2019, we owned Tioga Midstream, a crude oil, produced water and associated natural gas gathering system in the Williston Basin. On March 22, 2019, we sold the Tioga Midstream system to affiliates of Hess Infrastructure Partners LP for a combined cash purchase price of approximately $90 million and recorded a gain on sale of $0.9 million based on the difference between the consideration received and the carrying value for Tioga Midstream at closing. The gain is included in the Gain on asset sales, net caption on the consolidated statement of operations. The financial results of Tioga Midstream (a component of the Williston Basin reportable segment) are included in our consolidated financial statements and footnotes for the historical periods through March 22, 2019. Refer to Note 17 to the consolidated financial statements for details on the sale of Tioga Midstream.

•

In the third quarter of 2019, we began an internal initiative to evaluate and transform our cost structure, enhance margins and improve our competitive position in response to a weakening commodity price backdrop. For the year ended December 31, 2019, we incurred approximately $5.0 million in restructuring costs relating to this initiative (included in general and administrative expense).

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

Trends and Outlook

Our business has been, and we expect our future business to continue to be, affected by the following key trends:

•	Natural gas, NGL and crude oil supply and demand dynamics;
•	Production from U.S. shale plays;
•	Capital markets availability and cost of capital; and
•	Shifts in operating costs and inflation.

Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about, or interpretations of, available information prove to be incorrect, our actual results may vary materially from our expected results.

Natural gas, NGL and crude oil supply and demand dynamics.  Natural gas continues to be a critical component of energy supply and demand in the United States. The average spot price of natural gas decreased by approximately 19% from 2018 to 2019, primarily due to natural gas supply exceeding demand. The average daily Henry Hub Natural Gas Spot Price was $2.56 per MMBtu during 2019, compared with $3.15 per MMBtu during 2018. Henry Hub closed at $2.09 per MMBtu on December 31, 2019 and as of February 10, 2020, closed at $1.85 per MMBtu. Natural gas prices continue to trade at lower-than-average historical prices due in part to increased natural gas production and an elevated level of natural gas in storage in the continental United States. The average amount of working natural gas in underground storage in the continental U.S. was 2.47 Tcf in 2019, which was 9.5% higher than in 2018. In the near term, we believe that until the supply of natural gas in storage has been reduced, natural gas prices are likely to remain constrained. Over the long term, we believe that the prospects for continued natural gas demand are favorable and will be driven primarily by global population and economic growth, as well as the continued displacement of coal-fired electricity generation by natural gas-fired electricity generation. However, we note that over the last several years there has been an increasing societal opposition to the production of hydrocarbons generally, which may be reflected in legislation, executive orders or regulations that may significantly restrict the domestic production of fossil fuels, including natural gas.

In addition, certain of our gathering systems are directly affected by crude oil supply and demand dynamics. Crude oil prices decreased in 2019, with the average daily Cushing, Oklahoma West Texas Intermediate ("WTI") crude oil spot price decreasing from an average $65.23 per barrel during 2018 to an average of $56.98 per barrel during 2019, representing a 12.6% decrease, reflecting broader market concerns for global oil supply and demand dynamics. In response to the general decrease in crude oil prices, the number of active crude oil drilling rigs in the continental United States decreased from 885 in December 2018 to 677 in December 2019, according to Baker Hughes. Over the next several years, we expect that crude oil prices will support continued drilling activity and increasing production in the Williston Basin, Permian Basin and, given the current regulatory environment in Colorado, in rural parts of the DJ Basin.

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

Rate of growth in production from U.S. shale plays.  Some of our producer customers have adjusted their drilling and completion activities and schedules to manage drilling and completion costs at levels that are achievable using internally generated cash flow from their underlying operations. Historically, as part of a strategy to accelerate production growth, these producers would raise external capital to fund drilling and completion costs in excess of the cash flows generated from their underlying assets. In general, we expect our producer customers to reduce completion and production activities across many of our systems relative to our previous expectations as a result of a weakening commodity price environment and a continuation of the general trend of producers constraining drilling and completion activity to levels that can be satisfied with internally generated cash flow.

Capital markets availability and cost of capital.  Credit markets were volatile throughout 2019, as borrowing costs increased and investors assessed the impact of rising rates on broader economic activity. Capital markets conditions, including but not limited to availability and higher borrowing costs, could affect our ability to access the debt capital markets to the extent necessary, to fund our future growth. Furthermore, market demand for equity issued by master limited partnerships has been significantly lower in recent years than it has been historically, which may make it more challenging for us to finance our capital expenditures with the issuance of additional equity. We recently announced a reduction in our common unit distribution to $0.125 per quarter, beginning with the distribution paid in respect of the fourth quarter of 2019, and this reduction may further reduce demand for our common units. In addition, interest rates on future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly.

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

Additionally, until March 22, 2019, we owned Tioga Midstream, a crude oil, produced water and associated natural gas gathering system operating in the Williston Basin. Refer to Note 17 to the consolidated financial statements for details on the sale of Tioga Midstream.

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

Revenues

Our revenues are primarily attributable to the volumes that we gather, compress, treat and/or process and the rates we charge for those services. A majority of our gathering and processing agreements are fee-based, which limits our direct exposure to fluctuations in commodity prices. We also have percent-of-proceeds arrangements with certain customers under which the gathering and processing revenues that we earn correlate directly with the fluctuating price of natural gas, condensate and NGLs.

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

Segment adjusted EBITDA is used to assess:

•	the ability of our assets to generate cash sufficient to make cash distributions and support our indebtedness;
•	the financial performance of our assets without regard to financing methods, capital structure or historical cost basis;
•	our operating performance and return on capital as compared to other companies in the midstream energy sector, without regard to financing or capital structure;
•	the attractiveness of capital projects and acquisitions and the overall rates of return on alternative investment opportunities; and
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

Natural gas, NGLs and condensate sales.  Revenue earned from (i) the sale of physical natural gas and/or NGLs purchased under percentage-of-proceeds arrangements with certain of our customers on the Bison Midstream, Grand River and Summit Permian systems, (ii) natural gas and crude oil marketing services in and around our gathering systems, (iii) the sale of natural gas we retain from certain DFW Midstream customers and (iv) the sale of condensate we retain from our gathering services at Grand River.

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

Transaction costs.  Financial and legal advisory costs associated with completed acquisitions and divestitures and restructuring activities.

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

Income or loss from equity method investees.  Represents the income or loss and other-than-temporary impairment associated with our ownership interest in Ohio Gathering.

Consolidated Overview for the Years Ended December 31, 2019, 2018 and 2017

The following table presents certain consolidated data and volume throughput for the years ended December 31.

	Year ended December 31,			Percentage Change
	2019	2018	2017	2019 v. 2018	2018 v. 2017
	(In thousands)
Revenues:
Gathering services and related fees	$326,747	$344,616	$394,427	(5%)	(13%)
Natural gas, NGLs and condensate sales	86,994	134,834	68,459	(35%)	97%
Other revenues	29,787	27,203	25,855	9%	5%
Total revenues	443,528	506,653	488,741	(12%)	4%
Costs and expenses:
Cost of natural gas and NGLs	63,438	107,661	57,237	(41%)	88%
Operation and maintenance	97,587	96,878	93,882	1%	3%
General and administrative	54,139	52,877	54,681	2%	(3%)
Depreciation and amortization	110,206	107,100	115,475	3%	(7%)
Transaction costs	1,788	—	73	*	*
(Gain) loss on asset sales, net	(1,536)	—	527	*	*
Long-lived asset impairment	60,507	7,186	188,702	*	(96%)
Goodwill impairment	16,211	—	—	*	*
Total costs and expenses	402,340	371,702	510,577	8%	(27%)
Other income (expense)	451	(169)	298	*	*
Interest expense	(74,429)	(60,535)	(68,131)	23%	(11%)
Early extinguishment of debt	—	—	(22,039)	*	*
Deferred Purchase Price Obligation	1,982	(20,975)	200,322	*	*
(Loss) income before income taxes and loss from equity method investees	(30,808)	53,272	88,614	*	*
Income tax expense	(1,174)	(33)	(341)	*	*
Loss from equity method investees	(337,851)	(10,888)	(2,223)	*	390%
Net (loss) income	$(369,833)	$42,351	$86,050	*	*

Volume throughput (1):
Aggregate average daily throughput - natural gas (MMcf/d)	1,397	1,673	1,748	(16%)	(4%)
Aggregate average daily throughput - liquids (Mbbl/d)	105.3	94.9	75.2	11%	26%

* Not considered meaningful

(1) Exclusive of volume throughput for Ohio Gathering. For additional information, see the "Ohio Gathering" section herein.

Volumes – Gas.  Natural gas throughput volumes decreased 276 MMcf/d for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily reflecting:

•	a volume throughput decrease of 111 MMcf/d for the Marcellus Shale segment.
•	a volume throughput decrease of 99 MMcf/d for the Piceance Basin segment.
•	a volume throughput decrease of 86 MMcf/d for the Utica Shale segment.
•	a volume throughput increase of 18 MMcf/d for the Permian Basin segment.
•	a volume throughput increase of 10 MMcf/d for the DJ Basin segment.

Natural gas throughput volumes decreased 75 MMcf/d for the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily reflected:

•	a volume throughput decrease of 31 MMcf/d for the Piceance Basin segment.
•	a volume throughput decrease of 28 MMcf/d for the Marcellus Shale segment.
•	a volume throughput decrease of 14 MMcf/d for the Barnett Shale segment.
•	a volume throughput decrease of 6 MMcf/d for the Utica Shale segment.
•	a volume throughput increase of 4 MMcf/d for the DJ Basin segment.

Volumes – Liquids. Crude oil and produced water throughput volumes at the Williston segment increased 10.4 Mbbl/d for the year ended December 31, 2019 compared to the year ended December 31, 2018.

Crude oil and produced water throughput volumes at the Williston segment increased 19.7 Mbbl/d for the year ended December 31, 2018 compared to the year ended December 31, 2017.

For additional information on volumes, see the "Segment Overview for the Years Ended December 31, 2019, 2018 and 2017" section herein.

Revenues.  Total revenues decreased $63.1 million during the year ended December 31, 2019 compared to the prior year primarily comprised of a $47.8 million decrease in natural gas, NGLs and condensate sales and a $17.9 million decrease in gathering services and related fees.

Gathering Services and Related Fees. Gathering services and related fees decreased $17.9 million compared to the year ended December 31, 2018, primarily reflecting:

•

a $11.2 million decrease in gathering services and related fees in the Barnett Shale primarily reflecting $5.1 million in lower MVC shortfall revenue attributable to the timing of revenue recognition and an unfavorable gathering rate mix on certain gathering services and related fees. Also impacting 2019 revenues was the presentation of $4.5 million of gathering services as a reduction to cost of natural gas and NGLs due to the assignment of certain marketing arrangements from Corporate and Other to our DFW Midstream operations.

•

a $14.5 million decrease in gathering services and related fees in the Piceance Basin relating to lower volume throughput due to a lack of drilling and completion activity and natural production declines.

•

a $5.1 million decrease in gathering services and related fees in the Marcellus Shale relating to lower volume throughput due to natural production declines partially offset by additional drilling and completion activities.

•

a $3.3 million decrease in gathering services and related fees in the Utica Shale due to a combination of natural production declines on existing wells together with increased temporary production curtailments associated with infill drilling, completion activity and other operational downtime partially offset by the completion of new wells at the end of the fourth quarter of 2018 and throughout 2019 and a more favorable volume and gathering rate mix from customers.

•

a $2.0 million decrease in gathering services and related fees in the Williston Basin primarily reflecting a $9.8 million decrease in gathering services and related fees attributable to the sale of the Tioga Midstream system on March 22, 2019, whose 2019 financial results are included for the period from January 1, 2019 through March 22, 2019. This was partially offset by higher liquids volume throughput due to increased drilling and completion activity.

•

a $10.7 million increase in gathering services and related fees in the DJ Basin relating to higher volume throughput due to increased drilling activity and a more favorable volume and gathering rate mix from customers, partially offset by natural production declines.

•	a $3.5 million increase in gathering services and related fees in the Permian Basin (commissioned in the fourth quarter of 2018).

Natural Gas, NGLs and Condensate Sales. Natural gas, NGLs and condensate sales decreased $47.8 million compared to the year ended December 31, 2018, primarily reflecting lower natural gas, NGL and crude oil marketing services. The majority of the decrease in revenue is offset by a $44.2 million decrease in natural gas, NGL and condensate purchases.

Total revenues for the year ended December 31, 2018 increased $17.9 million compared to the year ended December 31, 2017 primarily comprised of a $66.4 million increase in natural gas, NGLs and condensate sales and a $49.8 million decrease in gathering services and related fees.

Gathering Services and Related Fees. Gathering services and related fees decreased $49.8 million compared to the year ended December 31, 2017, as compared to the prior year, primarily reflecting:

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

Natural Gas, NGLs and Condensate Sales. Natural gas, NGLs and condensate sales increased $66.4 million compared to the year ended December 31, 2017, primarily reflecting the addition of natural gas, NGL and crude oil marketing services provided for the Piceance Basin, DJ Basin, Barnett Shale and Williston Basin segments.

Costs and Expenses. Total costs and expenses increased $30.6 million during the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily reflecting:

•	the recognition of $34.9 million of certain long-lived asset impairments in the DJ Basin.
•	a goodwill impairment charge of $16.2 million relating to the Mountaineer Midstream system in the Marcellus Shale.
•	the recognition of $14.2 million of long-lived asset impairments relating to the sale of certain Red Rock Gathering system assets in the Piceance Basin.
•	the recognition of $10.2 million of certain long-lived asset impairments in the Barnett Shale.
•	the recognition of $1.3 million of certain long-lived asset impairments in the Permian Basin.
•	a $44.2 million decrease in natural gas, NGLs and condensate purchases primarily driven by lower natural gas, NGL and crude oil marketing activity.

Total costs and expenses decreased $138.9 million during the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily reflecting:

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

Cost of Natural Gas and NGLs. Cost of natural gas and NGLs decreased $44.2 million during the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily driven by lower natural gas, NGL and crude oil marketing activity.

Cost of natural gas and NGLs increased $50.4 million during the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily reflecting:

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

Operation and Maintenance. Operation and maintenance expense increased $0.7 million for the year ended December 31, 2019 compared to the year ended December 31, 2018.

Operation and maintenance expense increased $3.0 million for the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to an increase in planned compressor overhaul maintenance.

General and Administrative. General and administrative expense increased $1.3 million for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to a $7.3 million increase in severance and restructuring expenses partially offset by lower headcount associated with our cost cutting initiatives and lower performance-based compensation.

General and administrative expense decreased $1.8 million for the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily reflecting a decrease in information technology expense of $1.3 million and an increase in capitalized labor of $0.7 million associated with the continued development of Summit Permian and the DJ Basin. For additional information, see the "Corporate and Other Overview of the Years Ended December 31, 2019, 2018 and 2017" sections herein.

Depreciation and Amortization. The increase in depreciation and amortization expense during 2019 compared to the year ended December 31, 2018 was primarily due to the assets placed into service in the Permian Basin. The decrease in depreciation and amortization expense during 2018 compared to the year ended December 31, 2017 was primarily due to the impairment of certain intangible and long-lived assets on the Bison Midstream system in the Williston Basin segment recognized in the fourth quarter of 2017.

Transaction Costs. Transaction costs recognized during the year ended December 31, 2019 primarily relate to $0.9 million in financial advisory costs associated with the Equity Restructuring and $0.5 million in financial advisory costs associated with the DPPO restructuring.

Interest Expense. The increase in interest expense in the year ended December 31, 2019 compared to the year ended December 31, 2018, was primarily due to a higher average outstanding balance on the Revolving Credit Facility.

The decrease in interest expense in 2018 compared to the year ended December 31, 2017, was as a result of (i) the tender and redemption of the $300.0 million principal 7.5% Senior Notes, (ii) the issuance of 300,000 Series A Preferred Units in November 2017 whereby the net proceeds were used to repay outstanding borrowings under our Revolving Credit Facility and (iii) a lower average outstanding balance on the Revolving Credit Facility. The decrease was partially offset by the interest associated with issuance of the $500.0 million principal 5.75% Senior Notes and an increase in the interest rate on the Revolving Credit Facility.

Early Extinguishment of Debt. The early extinguishment of debt recognized during the year ended December 31, 2017 was driven by the tender and redemption of the $300.0 million principal 7.5% Senior Notes.

Deferred Purchase Price Obligation. Deferred Purchase Price Obligation recognized during the year ended December 31, 2019 represents the change in present value to Remaining Consideration in connection with the 2016 Drop Down (see Note 17 to the consolidated financial statements).

Deferred Purchase Price Obligation recognized during the year ended December 31, 2018 represents the change in present value of the estimated Remaining Consideration to be paid in connection with the 2016 Drop Down. The change was primarily due to the passage of time and an associated decrease in the discount rate, partially offset by the continued slowing and deferral of drilling and completion activities to periods outside of the DPPO measurement period.

For additional information, see the "Segment Overview for the Years Ended December 31, 2019, 2018 and 2017" and "Corporate and Other Overview for the Years Ended December 31, 2019, 2018 and 2017" sections herein and “Business – Recent Developments.”

Segment Overview for the Years Ended December 31, 2019, 2018 and 2017

Utica Shale. The Utica Shale reportable segment includes the Summit Utica system. Volume throughput for our Summit Utica system follows.

	Utica Shale
	Year ended December 31,			Percentage Change
	2019	2018	2017	2019 v. 2018	2018 v. 2017
Average daily throughput (MMcf/d)	273	359	365	(24%)	(2%)

Volume throughput declined compared to the year ended December 31, 2018 due to natural production declines from existing wells on pad sites connected to the Summit Utica, partially offset by the completion of new wells at the end of the fourth quarter of 2018 and throughout 2019. In addition, volume throughput was impacted by an increase in temporary production curtailments associated with infill drilling, completion activity and other operational downtime associated with customers on existing pad sites.

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

Financial data for our Utica Shale reportable segment follows.

	Utica Shale
	Year ended December 31,			Percentage Change
	2019	2018	2017	2019 v. 2018	2018 v. 2017
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$31,926	$35,233	$38,907	(9%)	(9%)
Other revenues	2,065	—	—	*	*
Total revenues	33,991	35,233	38,907	(4%)	(9%)
Costs and expenses:
Operation and maintenance	4,151	4,556	4,487	(9%)	2%
General and administrative	530	374	409	42%	(9%)
Depreciation and amortization	7,659	7,672	7,009	(0%)	9%
Loss on asset sales, net	—	5	542	*	*
Long-lived asset impairment	—	1,440	878	*	*
Total costs and expenses	12,340	14,047	13,325	(12%)	5%
Add:
Depreciation and amortization	7,659	7,672	7,009
Adjustments related to capital reimbursement activity	(18)	(18)	—
Loss on asset sales, net	—	5	542
Long-lived asset impairment	—	1,440	878
Segment adjusted EBITDA	$29,292	$30,285	$34,011	(3%)	(11%)

* Not considered meaningful

Year ended December 31, 2019. Segment adjusted EBITDA decreased $1.0 million compared to the year ended December 31, 2018, primarily reflecting:

•	a $3.3 million decrease in gathering services and related fees due to the volume throughput declines discussed above partially offset by a more favorable volume and gathering rate mix from customers.
•	a $2.1 million increase in other revenues due to the release of an acreage dedication to one of our customers.

Year ended December 31, 2018. Segment adjusted EBITDA decreased $3.7 million compared to the year ended December 31, 2017, primarily reflecting:

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

Gross volume throughput for Ohio Gathering, based on a one-month lag follows.

	Ohio Gathering
	Year ended December 31,			Percentage Change
	2019	2018	2017	2019 v. 2018	2018 v. 2017
Average daily throughput (MMcf/d)	732	769	766	(5%)	*

* Not considered meaningful

Volume throughput for the Ohio Gathering system in 2019 decreased compared to the year ended December 31, 2018 as a result of natural production declines on existing wells on the system, partially offset by the completion of new wells.

Volume throughput for the Ohio Gathering system in 2018 increased slightly compared to the year ended December 31, 2017 as a result of increased drilling activity from our customers during the second half of 2017 and in 2018, partially offset by natural production declines on existing wells on the system.

Financial data for our Ohio Gathering reportable segment, based on a one-month lag follows.

	Ohio Gathering
	Year ended December 31,			Percentage Change
	2019	2018	2017	2019 v. 2018	2018 v. 2017
	(Dollars in thousands)
Proportional adjusted EBITDA for equity method investees	$39,126	$39,969	$41,246	(2%)	(3%)
Segment adjusted EBITDA	$39,126	$39,969	$41,246	(2%)	(3%)

Year ended December 31, 2019.  Segment adjusted EBITDA for equity method investees decreased $0.8 million compared to the year ended December 31, 2018.

Other items to note:

•

In the fourth quarter of 2019, we impaired our equity method investment in Ohio Gathering (see Note 8 to the consolidated financial statements). The impairment had no impact on segment adjusted EBITDA for the year ended December 31, 2019.

Year ended December 31, 2018.  Segment adjusted EBITDA for equity method investees decreased $1.3 million compared to the year ended December 31, 2017, primarily as a result of higher expenses, partially offset by higher volumes at OGC and OCC.

Williston Basin. The Polar and Divide, Tioga Midstream (through March 22, 2019; refer to Note 17 to the consolidated financial statements for details on the sale of Tioga Midstream) and Bison Midstream systems provide our midstream services for the Williston Basin reportable segment. Volume throughput for our Williston Basin reportable segment follows.

	Williston Basin
	Year ended December 31,			Percentage Change
	2019	2018	2017	2019 v. 2018	2018 v. 2017
Aggregate average daily throughput - natural gas (MMcf/d)	12	18	19	(33%)	(5%)

Aggregate average daily throughput - liquids (Mbbl/d)	105.3	94.9	75.2	11%	26%

Natural gas. Natural gas volume throughput in 2019 decreased compared to the year ended December 31, 2018, primarily reflecting natural production declines, the sale of Tioga Midstream and operational downtime on the Bison Midstream system. Natural gas volume throughput in 2018 decreased compared to the year ended December 31, 2017, primarily reflecting natural production declines.

Liquids. The increase in liquids volume throughput in 2019 compared to the year ended December 31, 2018, primarily reflected well drilling and completion activity by existing customers on our Polar and Divide system in 2018 and in 2019 as well as the addition of a new customer, partially offset by the sale of Tioga Midstream and natural production declines.

The increase in liquids volume throughput in 2018 compared to the year ended December 31, 2017 primarily reflected well completion activity by existing customers on our Polar and Divide system in the second half of 2017 and in 2018 as well as the addition of new customers.

Financial data for our Williston Basin reportable segment follows.

	Williston Basin
	Year ended December 31,			Percentage Change
	2019	2018	2017	2019 v. 2018	2018 v. 2017
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$77,626	$79,606	$120,717	(2%)	(34%)
Natural gas, NGLs and condensate sales	16,461	31,840	29,724	(48%)	7%
Other revenues	11,564	12,204	11,062	(5%)	10%
Total revenues	105,651	123,650	161,503	(15%)	(23%)
Costs and expenses:
Cost of natural gas and NGLs	5,821	18,284	30,004	(68%)	(39%)
Operation and maintenance	27,172	25,300	25,058	7%	1%
General and administrative	1,493	2,089	2,335	(29%)	(11%)
Depreciation and amortization	19,829	22,642	33,772	(12%)	(33%)
(Gain) loss on asset sales, net	(1,177)	63	(22)	*	*
Long-lived asset impairment	10	3,972	187,127	*	*
Total costs and expenses	53,148	72,350	278,274	(27%)	*
Add:
Depreciation and amortization	19,829	22,642	33,772
Adjustments related to MVC shortfall payments	—	—	(37,693)
Adjustments related to capital reimbursement activity	(1,728)	(1,276)	—
(Gain) loss on asset sales, net	(1,177)	63	(22)
Long-lived asset impairment	10	3,972	187,127
Segment adjusted EBITDA	$69,437	$76,701	$66,413	(9%)	15%

* Not considered meaningful

Year ended December 31, 2019. Segment adjusted EBITDA decreased $7.3 million compared to the year ended December 31, 2018 primarily reflecting:

•

a decrease of $7.6 million of segment adjusted EBITDA contributed by the Tioga Midstream system compared to the year ended December 31, 2018 due to the sale of Tioga Midstream on March 22, 2019. We also experienced lower natural gas volume throughput primarily reflecting natural production declines and operational downtime on the Bison Midstream system. The operational downtime began with third party maintenance on infrastructure located downstream of the Bison Midstream system, which created an operational disruption on the Bison Midstream system for approximately 15 days during the second quarter and continued to impact throughput capacity through August 2019. This was partially offset by higher liquids volume throughput on our Polar and Divide system due to increased drilling and completion activity in 2018 and throughout 2019.

•	a $1.9 million increase in operation and maintenance expense primarily related to an increase in environmental remediation costs.

Other items to note:

•

On March 22, 2019, we sold the Tioga Midstream system and recorded a gain on sale of $0.9 million based on the difference between the consideration received and the then carrying value for Tioga Midstream at closing. The financial results of Tioga Midstream are included in our consolidated financial statements for the period from January 1, 2019 through March 22, 2019.

Year ended December 31, 2018. Segment adjusted EBITDA increased $10.3 million compared to the year ended December 31, 2017, primarily reflecting an increase in liquids volume throughput on our Polar and Divide system and $1.6 million in fees attributable to our Dakota Access Pipeline interconnect which was commissioned in the second quarter of 2017.

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

	DJ Basin
	Year ended December 31,			Percentage Change
	2019	2018	2017	2019 v. 2018	2018 v. 2017
Average daily throughput (MMcf/d)	27	17	13	59%	31%

Volume throughput in 2019 increased compared to the year ended December 31, 2018, primarily as a result of ongoing drilling and completion activity across our service area partially offset by natural production declines.

Volume throughput in 2018 increased compared to the year ended December 31, 2017, primarily as a result of ongoing drilling and completion activity across our service area.

Financial data for our DJ Basin reportable segment follows.

	DJ Basin
	Year ended December 31,			Percentage Change
	2019	2018	2017	2019 v. 2018	2018 v. 2017
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$21,940	$11,251	$8,918	95%	26%
Natural gas, NGLs and condensate sales	389	371	398	5%	(7%)
Other revenues	3,721	3,672	2,544	1%	44%
Total revenues	26,050	15,294	11,860	70%	29%
Costs and expenses:
Cost of natural gas and NGLs	34	45	17	(24%)	165%
Operation and maintenance	7,616	6,482	5,001	17%	30%
General and administrative	315	647	218	(51%)	197%
Depreciation and amortization	3,732	3,133	2,636	19%	19%
Loss on asset sales	—	—	3	*	*
Long-lived asset impairment	34,913	9	—	*	*
Total costs and expenses	46,610	10,316	7,875	352%	31%
Add:
Depreciation and amortization	3,732	3,133	2,636
Adjustments related to capital reimbursement activity	583	(562)	—
Loss on asset sales	—	—	3
Long-lived asset impairment	34,913	9	—
Segment adjusted EBITDA	$18,668	$7,558	$6,624	147%	14%

* Not considered meaningful

Year ended December 31, 2019. Segment adjusted EBITDA increased $11.1 million compared to the year ended December 31, 2018, primarily reflecting:

•

a $10.7 million increase in gathering services and related fees primarily as a result of volume growth from ongoing drilling and completion activity, a more favorable volume and gathering rate mix from customers, and the commissioning of our new natural gas processing plant in June 2019. This was partially offset by natural production declines.

•	a $1.1 million increase in operation and maintenance expense primarily due to higher costs to support volume growth.

Other items to note:

•

During the quarter ended March 31, 2019, we impaired certain long-lived assets in the DJ Basin (see Note 5 to the consolidated financial statements). The impairment had no impact on segment adjusted EBITDA for the year ended December 31, 2019.

Year ended December 31, 2018. Segment adjusted EBITDA increased $0.9 million compared to the year ended December 31, 2017, primarily reflecting:

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

Permian Basin. The Summit Permian system provides our midstream services for the Permian Basin reportable segment. Volume throughput for our Permian Basin reportable segment follows.

	Permian Basin
	Year ended December 31,		Percentage Change
	2019	2018	2019 v. 2018
Average daily throughput (MMcf/d)	19	1	*

Financial data for our Permian Basin reportable segment follows.

	Permian Basin
	Year ended December 31,		Percentage Change
	2019	2018	2019 v. 2018
	(In thousands)
Revenues:
Gathering services and related fees	$3,610	$115	*
Natural gas, NGLs and condensate sales	16,383	843	*
Other revenues	310	—	*
Total revenues	20,303	958	*
Costs and expenses:
Cost of natural gas and NGLs	15,113	1,569	*
Operation and maintenance	5,755	428	*
General and administrative	314	161	*
Depreciation and amortization	4,868	243	*
Gain on asset sales, net	(148)	—	*
Long-lived asset impairment	1,327	761	*
Total costs and expenses	27,229	3,162	*
Add:
Depreciation and amortization	4,868	243
Gain on asset sales, net	(148)	—
Long-lived asset impairment	1,327	761
Segment adjusted EBITDA	$(879)	$(1,200)	*

* Not considered meaningful

Year ended December 31, 2019. Segment adjusted EBITDA totaled ($0.9) million primarily reflecting fixed operating costs associated with commissioning and operating the Lane processing plant and certain inefficiencies and higher fuel costs associated with lower plant utilization and initial production volumes.

Other items to note:

In December 2019, we impaired certain long-lived assets in the Permian Basin (see Notes 5 and 6 to the consolidated financial statements). The impairment had no impact on segment adjusted EBITDA for the year ended December 31, 2019.

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

	Piceance Basin
	Year ended December 31,			Percentage Change
	2019	2018	2017	2019 v. 2018	2018 v. 2017
Aggregate average daily throughput (MMcf/d)	452	551	582	(18%)	(5%)

Volume throughput decreased compared to the year ended December 31, 2018, as a result of natural production declines.

Volume throughput decreased compared to the year ended December 31, 2017, as a result of natural production declines, partially offset by drilling and completion activity that occurred across our service area during the second half of 2017 and through the third quarter of 2018.

Financial data for our Piceance Basin reportable segment follows.

	Piceance Basin
	Year ended December 31,			Percentage Change
	2019	2018	2017	2019 v. 2018	2018 v. 2017
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$121,357	$135,810	$136,834	(11%)	(1%)
Natural gas, NGLs and condensate sales	7,954	14,800	13,452	(46%)	10%
Other revenues	4,327	4,909	4,607	(12%)	7%
Total revenues	133,638	155,519	154,893	(14%)	0%
Costs and expenses:
Cost of natural gas and NGLs	5,612	9,591	7,952	(41%)	21%
Operation and maintenance	27,306	33,947	30,143	(20%)	13%
General and administrative	1,009	1,168	2,617	(14%)	(55%)
Depreciation and amortization	47,018	46,919	46,289	*	1%
Loss on asset sales, net	104	—	—	*	*
Long-lived asset impairment	14,162	1,004	697	*	*
Total costs and expenses	95,211	92,629	87,698	3%	6%
Add:
Depreciation and amortization	47,018	46,919	46,289
Adjustments related to MVC shortfall payments	(103)	10	(3,068)
Adjustments related to capital reimbursement activity	(843)	219	—
Loss on asset sales, net	104	—	—
Long-lived asset impairment	14,162	1,004	697
Segment adjusted EBITDA	$98,765	$111,042	$111,113	(11%)	(0%)

* Not considered meaningful

Year ended December 31, 2019. Segment adjusted EBITDA decreased $12.3 million compared to the year ended December 31, 2018, primarily reflecting:

•	a $14.5 million decrease in gathering services and related fees as a result of natural production declines.
•

a $2.9 million decrease in natural gas, NGLs and condensate activity (sales and purchases) as a result of lower volume throughput and lower commodity prices associated with the sale of NGLs and condensate.

•	a $6.6 million decrease in operation and maintenance expense primarily due to a $3.3 million reduction in planned compressor overhaul maintenance costs and $2.2 million in lower compensation expense.

Other items to note:

•

In December 2019, we sold certain assets from our Red Rock Gathering system and recorded an impairment charge of $14.2 million based on the difference between the consideration received and the then carrying value of the assets at closing. The noncash impairment expense had no impact on segment adjusted EBITDA for the year ended December 31, 2019.

Year ended December 31, 2018. Segment adjusted EBITDA decreased $0.1 million compared to the year ended December 31, 2017, primarily reflecting:

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

Barnett Shale. The DFW Midstream system provides our midstream services for the Barnett Shale reportable segment.

Volume throughput for our Barnett Shale reportable segment follows.

	Barnett Shale
	Year ended December 31,			Percentage Change
	2019	2018	2017	2019 v. 2018	2018 v. 2017
Average daily throughput (MMcf/d)	251	253	267	(1%)	(5%)

Volume throughput decreased slightly compared to the year ended December 31, 2018 reflecting natural production declines partially offset by new volumes from well completion activity throughout 2019.

Volume throughput declined compared to the year ended December 31, 2017 reflecting natural production declines, partially offset by new volumes from completion activity during the fourth quarter of 2017, first quarter of 2018 and the fourth quarter of 2018.

Financial data for our Barnett Shale reportable segment follows.

	Barnett Shale
	Year ended December 31,			Percentage Change
	2019	2018	2017	2019 v. 2018	2018 v. 2017
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$47,862	$59,030	$61,622	(19%)	(4%)
Natural gas, NGLs and condensate sales	17,147	2,523	1,946	580%	30%
Other revenues (1)	6,793	6,712	8,099	1%	(17%)
Total revenues	71,802	68,265	71,667	5%	(5%)
Costs and expenses:
Cost of natural gas and NGLs	10,751	—	—	*	*
Operation and maintenance	21,729	21,358	23,074	2%	(7%)
General and administrative	968	971	1,146	(0%)	(15%)
Depreciation and amortization	15,354	15,658	15,604	(2%)	0%
(Gain) loss on asset sales, net	(325)	(68)	4	*	*
Long-lived asset impairment	10,095	—	—	*	*
Total costs and expenses	58,572	37,919	39,828	54%	(5%)
Add:
Depreciation and amortization	16,575	15,325	15,001
Adjustments related to MVC shortfall payments	3,579	(3,642)	(612)
Adjustments related to capital reimbursement activity	(111)	1,307	—
(Gain) loss on asset sales, net	(325)	(68)	4
Long-lived asset impairment	10,095	—	—
Segment adjusted EBITDA	$43,043	$43,268	$46,232	(1%)	(6%)

*Not considered meaningful

(1) Includes the amortization expense associated with our favorable and unfavorable gas gathering contracts as reported in other revenues.

Year ended December 31, 2019. Segment adjusted EBITDA decreased $0.2 million compared to the year ended December 31, 2018.

Other items to note:

•

Impacting 2019 revenues was the presentation of $4.5 million of gathering services as a reduction to cost of natural gas and NGLs due to the assignment of certain marketing arrangements from Corporate and Other to our DFW Midstream operations.

•

In March 2019, we impaired certain long-lived assets in the Barnett Shale (see Note 5 to the consolidated financial statements). The noncash impairment expense had no impact on segment adjusted EBITDA for the year ended December 31, 2019.

Year ended December 31, 2018. Segment adjusted EBITDA decreased $3.0 million compared to the year ended December 31, 2017, primarily reflecting:

•

a $4.3 million decrease, after taking into account the adjustments related to MVC shortfall payments and adjustments related to capital reimbursement activity, in gathering services and related fees associated with the expiration of MVCs during 2017 of $3.6 million in addition to lower volume throughput.

•	a $1.7 million decrease in operation and maintenance expense primarily from $1.3 million of lower electricity expenses associated with lower volume throughput and a decrease in tax expenses.

Marcellus Shale. The Mountaineer Midstream system provides our midstream services for the Marcellus Shale reportable segment.

Volume throughput for the Marcellus Shale reportable segment follows.

	Marcellus Shale
	Year ended December 31,			Percentage Change
	2019	2018	2017	2019 v. 2018	2018 v. 2017
Average daily throughput (MMcf/d)	363	474	502	(23%)	(6%)

Volume throughput decreased compared to the year ended December 31, 2018, primarily due to natural production declines partially offset by additional drilling and completion activities.

Volume throughput decreased compared to the year ended December 31, 2017, primarily due to natural production declines. These declines were partially offset by volumes generated by the completion, in the second half of 2017 and first quarter of 2018, of a number of drilled but uncompleted (“DUC”) wells.

Financial data for our Marcellus Shale reportable segment follows.

	Marcellus Shale
	Year ended December 31,			Percentage Change
	2019	2018	2017	2019 v. 2018	2018 v. 2017
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$24,471	$29,573	$30,394	(17%)	(3%)
Total revenues	24,471	29,573	30,394	(17%)	(3%)
Costs and expenses:
Operation and maintenance	3,861	4,813	6,057	(20%)	(21%)
General and administrative	521	397	449	31%	(12%)
Depreciation and amortization	9,141	9,090	9,047	1%	0%
Goodwill impairment	16,211	—	—	*	*
Total costs and expenses	29,734	14,300	15,553	108%	(8%)
Add:
Depreciation and amortization	9,141	9,090	9,047
Goodwill impairment	16,211	—	—
Adjustments related to capital reimbursement activity	(38)	(96)	—
Segment adjusted EBITDA	$20,051	$24,267	$23,888	(17%)	2%

*Not considered meaningful

Year ended December 31, 2019. Segment adjusted EBITDA decreased $4.2 million compared to the year ended December 31, 2018, primarily reflecting:

•	a $5.1 million decrease in gathering services and related fees as a result of volume declines partially offset by additional drilling and completion activities.
•	a $1.0 million decrease in operation and maintenance expense primarily due to a decrease in various operating expenses.

Other items to note:

•

In September 2019, we recorded a goodwill impairment charge of $16.2 million relating to the Mountaineer Midstream system in the Marcellus Shale (see Note 7 to the consolidated financial statements). This noncash impairment expense had no impact on segment adjusted EBITDA for the year ended December 31, 2019.

Year ended December 31, 2018. Segment adjusted EBITDA increased $0.4 million compared to the year ended December 31, 2017, primarily reflecting:

•	a $0.8 million decrease in gathering services and related fees as a result of volume declines.
•

a $1.2 million decrease in operation and maintenance expense primarily due to declines in expenses for repairs to right-of-way of $0.9 million and lower property taxes of $0.7 million during the period.

Corporate and Other Overview for the Years Ended December 31, 2019, 2018 and 2017

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

	Corporate and Other
	Year ended December 31,			Percentage Change
	2019	2018	2017	2019 v. 2018	2018 v. 2017
	(Dollars in thousands)
Revenues:
Total revenues	$27,622	$78,161	$19,517	*	*
Costs and expenses:
Cost of natural gas and NGLs	26,107	78,172	19,264	*	*
General and administrative	48,989	47,070	47,507	4%	(1%)
Transaction costs	1,788	—	73
Interest expense	74,429	60,535	68,131	23%	(11%)
Early extinguishment of debt (1)	—	—	22,039	*	*
Deferred Purchase Price Obligation	(1,982)	20,975	(200,322)	*	*

* Not considered meaningful

(1) Early extinguishment of debt includes $17.9 million paid for redemption and call premiums, as well as $4.1 million of unamortized debt issuance costs which were written off in connection with the repurchase of the outstanding $300.0 million 7.5% Senior Notes in the first quarter of 2017.

Total Revenues. Total revenues attributable to Corporate and Other was due to natural gas, NGL and crude oil marketing services (primarily natural gas sales). The decrease of $50.5 million compared to the year ended December 31, 2018 was attributable to lower natural gas, NGL and crude oil marketing activity.

The increase of $58.6 million compared to the year ended December 31, 2017 was attributable to higher natural gas, NGL and crude oil marketing activity.

Cost of Natural Gas and NGLs. Cost of natural gas and NGLs attributable to Corporate and Other was due to natural gas, NGL and crude oil marketing services. The decrease of $52.1 million compared to the year ended December 31, 2018 was attributable to lower marketing activity.

The increase of $58.9 million compared to the year ended December 31, 2017 was attributable to higher marketing activity.

General and Administrative. General and administrative expense increased $1.9 million compared to the year ended December 31, 2018, primarily due to a $7.3 million increase in severance and restructuring expenses partially offset by lower headcount associated with our cost cutting initiatives and lower performance-based compensation.

General and administrative expense decreased compared to the year ended December 31, 2017, primarily reflecting reductions in information technology costs.

Transaction costs. Transaction costs recognized during the year ended December 31, 2019 primarily relate to $0.9 million in financial advisory costs associated with the Equity Restructuring and $0.5 million in financial advisory costs associated with the DPPO restructuring.

Interest Expense. Interest expense increased $13.9 million compared to the year ended December 31, 2018 primarily as a result of a higher average outstanding balance on the Revolving Credit Facility.

Interest expense decreased $7.6 million compared to the year ended December 31, 2017 as a result of (i) the tender and redemption of the $300.0 million principal 7.5% Senior Notes, (ii) the issuance of 300,000 Series A Preferred Units in November 2017 whereby the net proceeds were used to repay outstanding borrowings under our Revolving Credit Facility and (iii) a lower average outstanding balance on the Revolving Credit Facility. The decrease was partially offset by the interest associated with issuance of the $500.0 million principal 5.75% Senior Notes and an increase in the interest rate on the Revolving Credit Facility.

Early Extinguishment of Debt. The early extinguishment of debt recognized during the year ended December 31, 2017 was driven by the tender and redemption of the $300.0 million principal amount of 7.5% Senior Notes.

Deferred Purchase Price Obligation. Deferred Purchase Price Obligation recognized during the year ended December 31, 2019 represents the change in present value of the estimated Remaining Consideration to be paid in connection with the 2016 Drop Down (see Note 17 to the consolidated financial statements).

Deferred Purchase Price Obligation recognized during the year ended December 31, 2018 represents the change in present value of the estimated Remaining Consideration to be paid in connection with the 2016 Drop Down. The change was primarily due to the passage of time and an associated decrease in the discount rate, partially offset by the continued slowing and deferral of drilling and completion activities to periods outside of the DPPO measurement period.

Liquidity and Capital Resources

Based on the terms of our Partnership Agreement, we expect that we will make distributions to our unitholders with cash generated by our operations. As a result, we expect to fund future capital expenditures from cash and cash equivalents on hand, cash flows generated from our operations, borrowings under our Revolving Credit Facility, future issuances of debt, preferred equity and equity securities and proceeds from potential asset divestitures.

Capital Markets Activity

January 2020 Shelf Registration Statement.  In November 2019, we filed the 2020 SRS which registered an indeterminate amount of common units, preferred units, warrants, rights, debt securities and guarantees. In January 2020, the SEC declared the 2020 SRS effective. There have been no transactions executed on the 2020 SRS.

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

•

In February 2017, we executed a new equity distribution agreement and filed a prospectus supplement with the SEC for the issuance and sale from time to time of SMLP common units having an aggregate offering price of up to $150.0 million (the “ATM Program”). Sales of our common units may be made in negotiated transactions or transactions that are deemed to be at-the-market offerings as defined by SEC rules. During the years ended December 31, 2019 and 2018, we did not issue any units under the ATM Program. During the year ended December 31, 2017, we issued 763,548 units under the ATM Program for aggregate gross proceeds of $17.7 million, and paid approximately $0.2 million as compensation to the sales agents pursuant to the terms of the equity distribution agreement. Our General Partner made capital contributions to maintain its approximate 2% General Partner interest in SMLP.

The 2016 SRS expired in November 2019.

Debt

Revolving Credit Facility. We have a $1.25 billion senior secured Revolving Credit Facility. On May 26, 2017, Summit Holdings closed on the Third Amended and Restated Credit Agreement which extended the maturity from November 2018 to May 2022 (see Note 10 to the consolidated financial statements). As of December 31, 2019, the outstanding balance of the Revolving Credit Facility was $677.0 million and the unused portion totaled $563.9 million, after giving effect to the issuance thereunder of a $9.1 million outstanding but undrawn irrevocable standby letter of credit. Based on covenant limits, our available borrowing capacity under the Revolving Credit Facility as of December 31, 2019 was approximately $100 million. There were no defaults or events of default during 2019, and as of December 31, 2019, we were in compliance with the financial covenants in the Revolving Credit Facility. See Notes 10 and 16 to the consolidated financial statements for more information on the Revolving Credit Facility and the issuance of the $9.1 million letter of credit, respectively.

Senior Notes. In February 2017, the Co-Issuers co-issued $500.0 million of 5.75% Senior Notes. In July 2014, the Co-Issuers co-issued $300.0 million of 5.50% Senior Notes. There were no defaults or events of default as of and for the year ended December 31, 2019 on either series of senior notes.

For additional information on our long-term debt, see Notes 10 and 18 to the consolidated financial statements.

Deferred Purchase Price Obligation

In March 2016, we entered into an agreement with a subsidiary of Summit Investments to fund a portion of the 2016 Drop Down whereby we have recognized the Deferred Purchase Price Obligation (see Note 17 to the consolidated financial statements and the “Contractual Obligations Update” section below).

LIBOR Transition

LIBOR is the basic rate of interest widely used as a reference for setting the interest rates on loans globally. In 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index, the Secured Overnight Financing Rate (“SOFR”), calculated using short-term repurchase agreements backed by Treasury securities. We are evaluating the potential impact of the eventual replacement of the LIBOR benchmark interest rate, however, we are not able to predict whether LIBOR will cease to be available after 2021, whether SOFR will become a widely accepted benchmark in place of LIBOR, or what the impact of such a possible transition to SOFR may be on our business, financial condition and results of operations.

We will need to renegotiate our Revolving Credit Facility to determine the interest rate to replace LIBOR with the new standard that is established. The potential effect of any such event on interest expense cannot yet be determined.

Cash Flows

	Year ended December 31,
	2019	2018	2017
	(In thousands)
Net cash provided by operating activities	$182,337	$227,929	$237,832
Net cash used in investing activities	(90,870)	(216,279)	(148,683)
Net cash used in financing activities	(63,472)	(8,735)	(95,147)
Net change in cash, cash equivalents and restricted cash	$27,995	$2,915	$(5,998)

The components of the net change in cash, cash equivalents and restricted cash were as follows:

Operating activities.  Cash flows from operating activities for the year ended December 31, 2019, primarily reflected:

•	a $12.2 million increase in cash interest payments; and
•	other changes in working capital.

Cash flows from operating activities for the year ended December 31, 2018, primarily reflected:

•	a $6.8 million decrease in cash interest payments due to the extinguishment of the 7.5% Senior Notes in the first quarter of 2017;
•	a decrease in distributions from equity method investees; and
•	other changes in working capital.

Investing activities.  Details of cash flows from investing activities follow.

Cash flows used in investing activities during the year ended December 31, 2019 primarily reflected:

•

$182.3 million of capital expenditures primarily attributable to the ongoing development of the DJ Basin of $80.5 million, Summit Permian of $45.0 million, the Williston Basin of $30.9 million and Corporate and Other, which includes $17.7 million of capital expenditures relating to the Double E Project;

•	$18.3 million for investments in the Double E joint venture relating to the Double E Project;
•	$89.5 million of net proceeds from the Tioga Midstream sale and $12.0 million of proceeds from the Red Rock Gathering sale; and
•	$7.3 million for a distribution from an equity method investment.

Cash flows used in investing activities during the year ended December 31, 2018 primarily reflected:

•

$200.6 million of capital expenditures primarily attributable to the ongoing development of the Permian Basin of $83.8 million as well as the continued development in the DJ Basin of $64.9 million, and the Williston Basin of $25.2 million;

•	a $10.9 million purchase of a noncontrolling interest; and
•	$4.9 million of capital contributions to Ohio Gathering.

Financing activities.  Details of cash flows from financing activities follow.

Cash flows used in financing activities during the year ended December 31, 2019 primarily reflected:

•	$145.1 million of distributions;
•	$211.0 million of net borrowings under our Revolving Credit Facility;
•	$151.8 million payment on the Deferred Purchase Price Obligation; and

•	$27.4 of net proceeds from the issuance of Subsidiary Series A Preferred Units.

Cash flows used in financing activities during the year ended December 31, 2018 primarily reflected:

•	$209.2 million of distributions; and
•	$205.0 million of net borrowings under our Revolving Credit Facility.

Contractual Obligations Update

The table below summarizes our contractual obligations as of December 31, 2019.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Long-term debt and interest payments (1)	$1,757,558	$78,884	$1,106,799	$57,500	$514,375
Deferred Purchase Price Obligation (2)	180,750	—	180,750	—	—
Purchase obligations (3)	132,622	132,622	—	—	—
Finance leases (4)	1,991	1,299	692	—	—
Operating leases (4)	4,803	1,705	1,555	648	895
Total contractual obligations	$2,077,724	$214,510	$1,289,796	$58,148	$515,270

(1) For the purpose of calculating future interest on the Revolving Credit Facility, assumes no change in balance or rate from December 31, 2019. Includes a 0.50% commitment fee on the unused portion of the Revolving Credit Facility and a 0.125% fronting fee on the outstanding but undrawn irrevocable standby letter of credit. See Note 10 to the consolidated financial statements.

(2) See Note 17 to the consolidated financial statements.

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

On November 7, 2019, we and SMP Holdings entered into a second amendment (the “Second Amendment”) to the Contribution Agreement between us and SMP Holdings dated February 25, 2016, as amended. On November 15, 2019, we made a cash payment of $51.75 million and issued 10,714,285 common units to SMP Holdings (the “November 2019 Prepayment”). In addition, the parties reduced the Remaining Consideration due to SMP Holdings by $19.25 million. Following the November 2019 Prepayment, the Remaining Consideration is $180.75 million. The parties also extended the final date by which we are obligated to deliver the Remaining Consideration to January 15, 2022. The Remaining Consideration remains payable to SMP Holdings in (i) cash, (ii) our common units or (iii) a combination of cash and our common units, and interest continues to accrue (and is payable quarterly in cash) at a rate of 8% per annum on any portion of the Remaining Consideration that remains unpaid after March 31, 2020. The form(s) of Remaining Consideration to be delivered by us to SMP Holdings continue to be determinable by us in our sole discretion.

The present value of the Deferred Purchase Price Obligation is reflected as a liability on our balance sheet until paid. As of December 31, 2019, the Remaining Consideration, which reflects the net present value of the $180.75 million Deferred Purchase Price Obligation, was $178.5 million on the consolidated balance sheet using a discount rate of 5.25%.

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

For the year ended December 31, 2019, cash paid for capital expenditures totaled $182.3 million (see Note 4 to the consolidated financial statements) which included $14.2 million of maintenance capital expenditures. For the year ended December 31, 2019, there were no contributions to Ohio Gathering and we contributed $18.3 million to Double E (see Note 8 to the consolidated financial statements).

For the year ended December 31, 2018, cash paid for capital expenditures totaled $200.6 million, compared with $124.2 million for the year ended December 31, 2017 (see Note 4 to the consolidated financial statements). Maintenance capital expenditures totaled $21.4 million for the year ended December 31, 2018 compared to $15.6 million for the year ended December 31, 2017. For the year ended December 31, 2018, contributions to equity method investees totaled $4.9 million, compared with $25.5 million for the year ended December 31, 2017 (see Note 8 to the consolidated financial statements). The year-over-year increase in cash paid for capital expenditures primarily reflected the expansion of our existing gathering and processing complex in the DJ Basin with the addition of a new 60 MMcf/d cryogenic processing plant in addition to the development of our new associated natural gas gathering and processing system in the Permian Basin.

We rely primarily on internally generated cash flow as well as external financing sources, including commercial bank borrowings and the issuance of debt, equity and preferred equity securities, and proceeds from potential asset divestitures to fund our capital expenditures. We believe that our Revolving Credit Facility, together with internally generated cash flow and access to debt or equity capital markets, will be adequate to finance our business for the foreseeable future without adversely impacting our liquidity.

With the completion of our 60 MMcf/d DJ Basin processing plant and compression expansions in the Permian Basin, capital expenditures began to decline in the third and fourth quarter of 2019. We will remain disciplined with respect to future capital expenditures, which will be primarily concentrated on the Double E Project and accretive expansions of our existing systems in our Core Focus Areas. We continue to advance our financing plans for our equity interest in Double E, which we intend to be credit neutral to Summit. We are currently targeting a financing structure that limits cash payments by us during 2020, and which shifts a substantial majority of our Double E capital commitments to third parties. On December 24, 2019, we entered into an agreement with TPG Energy Solutions Anthem, L.P. (“TPG”) to fund up to $80 million of Permian Holdco’s future capital calls associated with the Double E Project. Simultaneously, on December 24, 2019, Permian Holdco issued 30,000 Subsidiary Series A Preferred Units to TPG for net proceeds of $27.3 million.

We estimate that our 2020 capital program will range from $50 million to $70 million, including approximately $10 million related to our equity method investment in Double E.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of or during the year ended December 31, 2019.

Critical Accounting Estimates

We prepare our financial statements in accordance with GAAP. These principles are established by the FASB. We employ methods, estimates and assumptions based on currently available information when recording transactions resulting from business operations. Our significant accounting policies are described in Note 2 to the consolidated financial statements.

The estimates that we deem to be most critical to an understanding of our financial position and results of operations are those related to determination of fair value. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management's analyses and judgments. Subsequent experience or use of other methods, estimates or assumptions could produce significantly different results. Our critical accounting estimates are as follows:

Recognition and Impairment of Long-Lived Assets

Our long-lived assets include property, plant and equipment and amortizing intangible assets.

Property, Plant and Equipment and Amortizing Intangible Assets.  As of December 31, 2019, we had net property, plant and equipment with a carrying value of approximately $1.9 billion and net amortizing intangible assets with a carrying value of approximately $232.3 million.

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

With respect to property, plant and equipment and our amortizing intangible assets, the carrying value of a long-lived asset is not recoverable if the carrying value exceeds the sum of the undiscounted cash flows expected to result from the asset's use and eventual disposal. In this situation, we recognize an impairment loss equal to the amount by which the carrying value exceeds the asset's fair value. We determine fair value using an income-based and market-based approach in which we discount the asset's expected future cash flows to reflect the risk associated with achieving the underlying cash flows. Any impairment determinations involve significant assumptions and judgments. Differing assumptions regarding any of these inputs could have a significant effect on the various valuations. As such, the fair value measurements utilized within these estimates are classified as non-recurring Level 3 measurements in the fair value hierarchy because they are not observable from objective sources. Due to the volatility of the inputs used, we cannot predict the likelihood of any future impairment.

2019 Impairments. In the DJ Basin, we determined that certain processing plant assets related to our existing 20 MMcf/d plant would no longer be utilized due to our expansion plans for the Niobrara G&P system. Based on the results of the recoverability assessment and the conclusion that the carrying value was not fully recoverable, we recorded an impairment charge of $34.7 million related to these assets in the first quarter of 2019.

In the Piceance Basin, we sold certain Red Rock Gathering system assets for a cash purchase price of $12.0 million. Prior to closing, we recorded an impairment charge of $14.2 million in the fourth quarter of 2019 based on the expected consideration and the carrying value for the Red Rock Gathering system assets.

In the Barnett Shale, we determined that certain compressor station assets would be shut down and decommissioned. As a result, we recorded an impairment charge of $9.7 million related to these assets in the first quarter of 2019. Also in connection with this evaluation, we evaluated the related intangible assets associated therewith for impairment consisting of rights-of-way intangible assets. We concluded the rights-of-way intangible assets were also impaired and, as a result, we recorded an impairment charge of $0.5 million in the first quarter of 2019.

In the Permian Basin, in connection with the cancellation of a project, we determined certain processing plant assets and the related rights-of-way intangible assets would no longer be utilized. As a result, we recorded an impairment charge of $0.7 million and $0.6 million related to the processing plant assets and rights-of-way intangible assets, respectively, in the fourth quarter of 2019. See Notes 5 and 6 for additional details.

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

2019 Impairment Evaluation. We performed our annual goodwill impairment testing for the Mountaineer Midstream reporting unit as of September 30, 2019 using a combination of the income and market approaches. We determined that the fair value of the Mountaineer Midstream reporting unit did not exceed its carrying value, including goodwill. As a result, we recognized a goodwill impairment charge of $16.2 million for the year ended December 31, 2019.

2018 and 2017 Impairment Evaluations. We performed our 2018 and 2017 annual goodwill impairment analysis as of September 30 and concluded that none of our goodwill had been impaired.

See Notes 2 and 7 for additional information.

Minimum Volume Commitments

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

Forward-looking statements are based on current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond the control of our management team. All forward-looking statements in this report and subsequent written and oral forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements in this paragraph. These risks and uncertainties include, among others:

•	our ability to sustain our current rate of cash distributions;
•	fluctuations in natural gas, NGLs and crude oil prices;
•	the extent and success of our customers' drilling efforts, as well as the quantity of natural gas, crude oil and produced water volumes produced within proximity of our assets;
•	failure or delays by our customers in achieving expected production in their natural gas, crude oil and produced water projects;
•	competitive conditions in our industry and their impact on our ability to connect hydrocarbon supplies to our gathering and processing assets or systems;

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

•

our ability to divest of certain of our assets to third parties on attractive terms, which is subject to a number of factors, including prevailing conditions and outlook in the natural gas, NGL and crude oil industries and markets;

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

•

our ability to finance our obligations related to capital expenditures or the Deferred Purchase Price Obligation, including through opportunistic asset divestitures or joint ventures and the impact any such divestitures or joint ventures could have on our results;

•

the effects of existing and future laws and governmental regulations, including environmental, safety and climate change requirements and federal, state and local restrictions or requirements applicable to oil and/or gas drilling, production or transportation;

•	the ability of SMP Holdings to meet its obligations under its senior secured term loan facility;
•	changes in tax status;
•	the effects of litigation;
•	changes in general economic conditions; and
•	certain factors discussed elsewhere in this report.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our current interest rate risk exposure is largely related to our debt portfolio. As of December 31, 2019, we had $800.0 million principal of fixed-rate Senior Notes and $677.0 million outstanding under our variable rate Revolving Credit Facility (see Note 10 to the consolidated financial statements). While existing fixed-rate debt mitigates the downside impact of fluctuations in interest rates, future issuances of long-term debt could be impacted by increases in interest rates, which could result in higher overall interest costs. In addition, the borrowings under our Revolving Credit Facility, which have a variable interest rate, also expose us to the risk of increasing interest rates. For the year ended December 31, 2019, a hypothetical 1% increase (decrease) in interest rates would have increased (decreased) our interest expense by approximately $5.7 million assuming no changes in amounts drawn or other variables under our Revolving Credit Facility or Senior Notes.

Commodity Price Risk

We currently generate a majority of our revenues pursuant to primarily long-term and fee-based gathering agreements, many of which include MVCs and areas of mutual interest. Our direct commodity price exposure relates to (i) the sale of physical natural gas and/or NGLs purchased under percentage-of-proceeds and other processing arrangements with certain of our customers on the Bison Midstream, Grand River and Summit Permian systems, (ii) the sale of natural gas we retain from certain DFW Midstream customers and (iii) the sale of condensate we retain from our gathering services at Grand River. Our gathering agreements with certain DFW Midstream customers permit us to retain a certain quantity of natural gas that we sell to offset the power costs we incur to operate our electric-drive compression assets. Our gathering agreements with our Grand River customers permit us to retain condensate volumes from the Grand River system gathering lines. We manage our direct exposure to natural gas and power prices through the use of forward power purchase contracts with wholesale power providers that require us to purchase a fixed quantity of power at a fixed heat rate based on prevailing natural gas prices on the Henry Hub Index. We sell retainage natural gas at prices that are based on the Atmos Zone 3 Index. By basing the power prices on a system and basin-relevant market, we are able to closely associate the relationship between the compression electricity expense and natural gas retainage sales. We do not enter into risk management contracts for speculative purposes.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Summit Midstream GP, LLC and the unitholders of Summit Midstream Partners, LP
Houston, Texas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Summit Midstream Partners, LP and subsidiaries (the "Partnership") as of December 31, 2019 and 2018, the related consolidated statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audits and the report of the other auditors, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We did not audit the financial statements of Ohio Gathering Company, L.L.C. (“Ohio Gathering”) as of and for the years ended December 31, 2019, 2018, and 2017, the Partnership’s investment in which is accounted for by use of the equity method. The accompanying financial statements of the Partnership include its equity investment in Ohio Gathering of $275,000,000 and $642,036,000 as of December 31, 2019 and 2018, respectively, and its loss from equity method investee in Ohio Gathering of $329,736,000, $11,085,000, and $1,823,000 for the years ended December 31, 2019, 2018 and 2017, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Ohio Gathering prior to the impairment loss discussed in Note 8, which was audited by us, is based solely on the report of the other auditors.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership's internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2020 expressed an unqualified opinion on the Partnership's internal control over financial reporting.

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

/s/ Deloitte & Touche LLP

Atlanta, Georgia

March 9, 2020

We have served as the Partnership's auditor since 2009.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2019	2018
	(In thousands, except unit amounts)
Assets
Current assets:
Cash and cash equivalents	$4,948	$4,345
Restricted cash	27,392	—
Accounts receivable	102,118	97,936
Other current assets	5,018	3,971
Total current assets	139,476	106,252
Property, plant and equipment, net	1,882,251	1,963,713
Intangible assets, net	232,278	273,416
Goodwill	—	16,211
Investment in equity method investees	309,728	649,250
Other noncurrent assets	9,718	11,720
Total assets	$2,573,451	$3,020,562

Liabilities and Capital
Current liabilities:
Trade accounts payable	$24,415	$38,414
Accrued expenses	11,482	21,963
Due to affiliate	311	240
Deferred revenue	13,493	11,467
Ad valorem taxes payable	8,477	10,550
Accrued interest	12,311	12,286
Accrued environmental remediation	1,725	2,487
Other current liabilities	11,933	12,645
Total current liabilities	84,147	110,052
Long-term debt	1,470,299	1,257,731
Noncurrent Deferred Purchase Price Obligation	178,453	383,934
Noncurrent deferred revenue	38,709	39,504
Noncurrent accrued environmental remediation	2,926	3,149
Other noncurrent liabilities	7,951	4,968
Total liabilities	1,782,485	1,799,338
Commitments and contingencies (Note 16)

Mezzanine Capital
Subsidiary Series A Preferred Units (30,058 units issued and outstanding at December 31, 2019)	27,450	—

Partners' Capital
Series A Preferred Units (300,000 units issued and outstanding at December 31, 2019 and December 31, 2018)	293,616	293,616
Common limited partner capital (93,493,473 units issued and outstanding at December 31, 2019 and 73,390,853 units issued and outstanding at December 31, 2018)	469,900	902,358
General Partner interests (zero units issued and outstanding at December 31, 2019 and 1,490,999 units issued and outstanding at December 31, 2018)	—	25,250
Total partners' capital	763,516	1,221,224
Total liabilities, mezzanine capital and partners' capital	$2,573,451	$3,020,562

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2019	2018	2017
	(In thousands, except per-unit amounts)
Revenues:
Gathering services and related fees	$326,747	$344,616	$394,427
Natural gas, NGLs and condensate sales	86,994	134,834	68,459
Other revenues	29,787	27,203	25,855
Total revenues	443,528	506,653	488,741
Costs and expenses:
Cost of natural gas and NGLs	63,438	107,661	57,237
Operation and maintenance	97,587	96,878	93,882
General and administrative	54,139	52,877	54,681
Depreciation and amortization	110,206	107,100	115,475
Transaction costs	1,788	—	73
(Gain) loss on asset sales, net	(1,536)	—	527
Long-lived asset impairment	60,507	7,186	188,702
Goodwill impairment	16,211	—	—
Total costs and expenses	402,340	371,702	510,577
Other income (expense)	451	(169)	298
Interest expense	(74,429)	(60,535)	(68,131)
Early extinguishment of debt	—	—	(22,039)
Deferred Purchase Price Obligation	1,982	(20,975)	200,322
(Loss) income before income taxes and loss from equity method investees	(30,808)	53,272	88,614
Income tax expense	(1,174)	(33)	(341)
Loss from equity method investees	(337,851)	(10,888)	(2,223)
Net (loss) income	$(369,833)	$42,351	$86,050
Less:
Net income attributable to noncontrolling interest	—	168	363
Net (loss) income attributable to SMLP	(369,833)	42,183	85,687
Net income attributable to General Partner, including IDRs	12	9,384	10,202
Net (loss) income attributable to limited partners	(369,845)	32,799	75,485
Net income attributable to Series A Preferred Units	28,500	28,500	3,563
Net income attributable to Subsidiary Series A Preferred Units	58	—	—
Net (loss) income attributable to common limited partners	$(398,403)	$4,299	$71,922

(Loss) income per limited partner unit:
Common unit – basic	$(4.84)	$0.06	$0.99
Common unit – diluted	$(4.84)	$0.06	$0.98

Weighted-average limited partner units outstanding:
Common units – basic	82,365	73,304	72,705
Common units – diluted	82,365	73,615	73,047
The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

	Partners' capital
	Limited partners
	Series A Preferred Units	Common	General Partner	Noncontrolling interest	Total
	(In thousands)
Partners' capital, January 1, 2017	$—	$1,129,132	$29,294	$11,247	$1,169,673
Net income	3,563	71,922	10,202	363	86,050
Distributions to unitholders	(2,375)	(167,062)	(12,041)	—	(181,478)
Unit-based compensation	—	7,878	—	—	7,878
Tax withholdings on vested SMLP LTIP awards	—	(2,236)	—	—	(2,236)
Issuance of Series A Preferred Units, net of offering costs	293,238	—	—	—	293,238
ATM Program issuances, net of costs	—	17,078	—	—	17,078
Contribution from General Partner	—	—	465	—	465
Purchase of noncontrolling interest	—	—	—	(797)	(797)
Other	—	(202)	—	—	(202)
Partners' capital, December 31, 2017, as reported	$294,426	$1,056,510	$27,920	$10,813	$1,389,669
January 1, 2018 impact of Topic 606 day 1 adoption	—	4,130	84	—	4,214
Partners' capital, January 1, 2018	294,426	1,060,640	28,004	10,813	1,393,883
Net income	28,500	4,299	9,384	168	42,351
Distributions to unitholders	(28,500)	(168,567)	(12,138)	—	(209,205)
Unit-based compensation	—	8,088	—	—	8,088
Tax withholdings on vested SMLP LTIP awards	—	(1,974)	—	—	(1,974)
Purchase of noncontrolling interest	—	—	—	(10,981)	(10,981)
Other	(810)	(128)	—	—	(938)
Partners' capital, December 31, 2018	$293,616	$902,358	$25,250	$—	$1,221,224
Net income (loss)	28,500	(398,403)	12	—	(369,891)
Conversion of General Partner economic interests	—	22,222	(22,222)	—	—
Distributions to unitholders	(28,500)	(113,584)	(3,040)	—	(145,124)
Unit-based compensation	—	8,171	—	—	8,171
Tax withholdings on vested SMLP LTIP awards	—	(2,614)	—	—	(2,614)
DPPO partial settlement	—	51,750	—	—	51,750
Partners' capital, December 31, 2019	$293,616	$469,900	$—	$—	$763,516

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2019	2018	2017
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(369,833)	$42,351	$86,050
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	111,426	106,767	114,872
Noncash lease expense	3,086	—	—
Amortization of debt issuance costs	4,411	4,285	4,158
Deferred Purchase Price Obligation	(1,982)	20,975	(200,322)
Unit-based and noncash compensation	8,171	8,328	7,951
Loss from equity method investees	337,851	10,888	2,223
Distributions from equity method investees	37,300	35,271	40,220
(Gain) loss on asset sales, net	(1,536)	—	527
Long-lived asset impairment	60,507	7,186	188,702
Goodwill impairment	16,211	—	—
Early extinguishment of debt	—	—	22,039
Write-off of debt issuance costs	—	—	302
Changes in operating assets and liabilities:
Accounts receivable	(4,334)	(21,535)	25,063
Trade accounts payable	(95)	81	(3,246)
Accrued expenses	(10,327)	9,464	1,110
Due from (to) affiliate	71	(848)	830
Deferred revenue, net	1,683	5,355	(40,758)
Ad valorem taxes payable	(1,525)	2,221	(2,259)
Accrued interest	25	(24)	(5,173)
Accrued environmental remediation, net	(2,284)	(3,808)	(4,109)
Other, net	(6,489)	972	(348)
Net cash provided by operating activities	182,337	227,929	237,832
Cash flows from investing activities:
Capital expenditures	(182,291)	(200,586)	(124,215)
Proceeds from asset sale (net of cash of $1,475 for the year ended December 31, 2019)	102,111	496	2,300
Contributions to equity method investees	—	(4,924)	(25,513)
Distributions from equity method investment	7,313	—	—
Investment in equity method investee	(18,316)	—	—
Purchase of noncontrolling interest	—	(10,981)	(797)
Other, net	313	(284)	(458)
Net cash used in investing activities	(90,870)	(216,279)	(148,683)

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued)

	Year ended December 31,
	2019	2018	2017
	(In thousands)
Cash flows from financing activities:
Distributions to unitholders	(116,624)	(180,705)	(179,103)
Distributions to Series A Preferred unitholders	(28,500)	(28,500)	(2,375)
Borrowings under Revolving Credit Facility	369,000	289,000	247,500
Repayments under Revolving Credit Facility	(158,000)	(84,000)	(634,500)
Repayment of Deferred Purchase Price Obligation	(151,750)	—	—
Debt issuance costs	(499)	(344)	(16,390)
Payment of redemption and call premiums on senior notes	—	—	(17,932)
Proceeds from ATM Program common unit issuances, net of costs	—	—	17,078
Proceeds from issuance of Series A preferred units, net of costs	27,392	—	293,238
Contribution from General Partner	—	—	465
Issuance of senior notes	—	—	500,000
Tender and redemption of senior notes	—	—	(300,000)
Other, net	(4,491)	(4,186)	(3,128)
Net cash used in financing activities	(63,472)	(8,735)	(95,147)
Net change in cash, cash equivalents and restricted cash	27,995	2,915	(5,998)
Cash, cash equivalents and restricted cash, beginning of period	4,345	1,430	7,428
Cash, cash equivalents and restricted cash, end of period (1)	$32,340	$4,345	$1,430

Supplemental cash flow disclosures:
Cash interest paid	$76,883	$64,678	$71,488
Less capitalized interest	6,974	8,497	2,579
Interest paid (net of capitalized interest)	$69,909	$56,181	$68,909

Cash paid for taxes	$150	$175	$—

Noncash investing and financing activities
Capital expenditures in trade accounts payable (period-end accruals)	$19,846	$33,750	$11,792
DPPO partial settlement	51,750	—	—
Asset contribution to an equity method investment	23,643	—	—
Capital expenditures relating to contributions in aid of construction for Topic 606 day 1 adoption	—	33,123	—
Right-of-use assets relating to Topic 842	5,448	—	—

(1) A reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets follow:
	Year ended December 31,
	2019	2018	2017
	(In thousands)
Cash and cash equivalents	$4,948	$4,345	$1,430
Restricted cash	27,392	—	—
Total cash, cash equivalents and restricted cash	$32,340	$4,345	$1,430

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION, BUSINESS OPERATIONS AND PRESENTATION AND CONSOLIDATION

Organization. SMLP, a Delaware limited partnership, was formed in May 2012 and began operations in October 2012. SMLP is a growth-oriented limited partnership focused on developing, owning and operating midstream energy infrastructure assets that are strategically located in unconventional resource basins, primarily shale formations, in the continental United States. Our business activities are conducted through various operating subsidiaries, each of which is owned or controlled by our wholly owned subsidiary holding company, Summit Holdings, a Delaware limited liability company. References to the "Partnership," "we," or "our" refer collectively to SMLP and its subsidiaries.

The General Partner, a Delaware limited liability company, manages our operations and activities. Summit Investments, a Delaware limited liability company, is the ultimate owner of our General Partner and has the right to appoint the entire Board of Directors. Summit Investments is controlled by Energy Capital Partners.

Summit Investments owned an approximate 2% general partner interest in SMLP (including the IDRs) until March 22, 2019. On March 22, 2019, we executed an equity restructuring agreement with the General Partner and SMP Holdings pursuant to which the IDRs and the 2% general partner interest were converted into a non-economic general partner interest in exchange for 8,750,000 common units which were issued to SMP Holdings (the “Equity Restructuring”). As of December 31, 2019, SMP Holdings, a wholly owned subsidiary of Summit Investments, beneficially owned 45,318,866 SMLP common units and a subsidiary of Energy Capital Partners directly owned 5,915,827 SMLP common units.

Neither SMLP nor its subsidiaries have any employees. All of the personnel that conduct our business are employed by Summit Investments, but these individuals are sometimes referred to as our employees.

Business Operations.  We provide natural gas gathering, compression, treating and processing services as well as crude oil and produced water gathering services pursuant to primarily long-term, fee-based agreements with our customers. Our results are primarily driven by the volumes of natural gas that we gather, compress, treat and/or process as well as by the volumes of crude oil and produced water that we gather. We are the owner-operator of, or have significant ownership interests in, the following gathering and transportation systems:

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
•

Double E, a 1.35 Bcf/d natural gas transmission pipeline that is under development and will provide transportation service from multiple receipt points in the Delaware Basin to various delivery points in and around the Waha Hub in Texas;

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

Until March 22, 2019, we owned Tioga Midstream, a crude oil, produced water and associated natural gas gathering system operating in the Williston Basin. Refer to Note 17 for details on the sale of Tioga Midstream.

In June 2019, in conjunction with the Double E Project, Summit Permian Transmission entered into a definitive joint venture agreement (the “Agreement”) with an affiliate of Double E’s foundation shipper (the “JV Partner”) to fund the capital expenditures associated with the Double E Project. Refer to Note 8 for additional details.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash, Cash Equivalents and Restricted Cash.  We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash that is held by a major bank and has restrictions on its availability to us is classified as restricted cash. See Note 12 for additional information.

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

Asset Retirement Obligations.  We record a liability for asset retirement obligations only if and when a future asset retirement obligation with a determinable life is identified. For identified asset retirement obligations, we then evaluate whether the expected date and related costs of retirement can be estimated. We have concluded that our gathering and processing assets have an indeterminate life because they are owned and will operate for an indeterminate period when properly maintained. Because we did not have sufficient information to reasonably estimate the amount or timing of such obligations and we have no current plan to discontinue use of any significant assets, we did not provide for any asset retirement obligations as of December 31, 2019 or 2018.

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

Goodwill.  Goodwill represents consideration paid in excess of the fair value of the net identifiable assets acquired in a business combination. We evaluate goodwill for impairment annually on September 30. In September 2019, in connection with our annual impairment evaluation, we determined that the fair value of the Mountaineer Midstream reporting unit did not exceed its carrying value and we recognized a goodwill impairment charge of $16.2 million. As of December 31, 2019, we did not have a goodwill balance on our consolidated balance sheet.

Equity Method Investments.  We account for investments in which we exercise significant influence using the equity method so long as we (i) do not control the investee and (ii) are not the primary beneficiary. We recognize these investments in investment in equity method investees in the accompanying consolidated balance sheets. We recognized (i) our proportionate share of earnings or loss in net income for Ohio Gathering, on a one-month lag, and (ii) an other-than-temporary impairment for Ohio Gathering, based on the financial information available to us during the reporting period.

We recognize an other-than-temporary impairment for losses in the value of equity method investees when evidence indicates that the carrying amount is no longer supportable. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the equity method investee to sustain an earnings capacity that would justify the carrying amount of the investment. A current fair value of an investment that is less than its carrying amount may indicate a loss in value of the investment. We evaluate our equity method investments whenever a triggering event exists that would indicate a need to assess the investment for potential impairment.

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

Deferred Purchase Price Obligation.  We recognize a liability for the Deferred Purchase Price Obligation to reflect the present value of the estimated Remaining Consideration for the acquisition of the 2016 Drop Down Assets. In March 2016, we recognized the Deferred Purchase Price Obligation in connection with the 2016 Drop Down. On November 7, 2019, we and SMP Holdings entered into a second amendment (the “Second Amendment”) to the Contribution Agreement between us and SMP Holdings dated February 25, 2016, as amended. On November 15, 2019, we made a cash payment of $51.75 million and issued 10,714,285 common units to SMP Holdings (the “November 2019 Prepayment”). In addition, the parties reduced the Remaining Consideration due to SMP Holdings by $19.25 million. Following the November 2019 Prepayment, the Remaining Consideration is $180.75 million. The parties also extended the final date by which we are obligated to deliver the Remaining Consideration to January 15, 2022. The Remaining Consideration remains payable to SMP Holdings in (i) cash, (ii) our common units or (iii) a combination of cash and our common units, and interest will accrue (and will be payable quarterly in cash) at a rate of 8% per annum on any portion of the Remaining Consideration that remains unpaid after March 31, 2020 (see Note 17 for additional information).

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

Derivative Contracts.  We have commodity price exposure related to our sale of the physical natural gas we retain from certain DFW Midstream customers and our procurement of electricity to operate the DFW Midstream system's electric-drive compression assets. Our gas gathering agreements with certain DFW Midstream customers permit us to retain a certain quantity of natural gas that we gather to offset the power costs we incur to operate these electric-drive compression assets. We manage this direct exposure to natural gas and power prices through the use of forward power purchase contracts with wholesale power providers that require us to purchase a fixed quantity of power at a fixed heat rate based on prevailing natural gas prices based on the Henry Hub Index. We sell retainage natural gas at prices that are based on the Atmos Zone 3 Index. By basing the power prices on a system and basin-relevant market, we are able to closely associate the relationship between the compression electricity expense and natural gas retainage sales.

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

Restructuring Costs.  Our restructuring costs are comprised primarily of employee termination costs related to headcount reductions. A liability for costs associated with an exit or disposal activity is recognized and measured initially at fair value only when the liability is incurred. Our restructuring charges also include relocation expenses and advisory costs. We reassess the liability periodically based on market conditions. Refer to Note 17 for additional details.

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

Noncontrolling Interest.  Noncontrolling interest represented the ownership interests of third-party entities in the net assets of our consolidated subsidiaries.

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

We provide gathering and/or processing services principally under contracts that contain one or more of the following arrangements:

•

Fee-based arrangements. Under fee-based arrangements, we receive a fee or fees for one or more of the following services (i) natural gas gathering, treating, compressing and/or processing and (ii) crude oil and/or produced water gathering.

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

Earnings or Loss Per Unit.  We determine basic EPU by dividing the net income or loss that is attributed, in accordance with the net income and loss allocation provisions of our Partnership Agreement, to common limited partners under the two-class method, after deducting (i) any payment of IDRs, by the weighted-average number of limited partner units outstanding (for periods presented through the Equity Restructuring), (ii) the General Partner's approximate 2% interest in net income or loss (for periods presented up through the Equity Restructuring), and (iii) net income attributable to Series A Preferred Units and Subsidiary Series A Preferred Units. Diluted EPU reflects the potential dilution that could occur if securities or other agreements to issue common units, such as unit-based compensation, were exercised, settled or converted into common units and included in the weighted-average number of units outstanding. When it is determined that potential common units resulting from an award subject to performance or market conditions should be included in the diluted EPU calculation, the impact is reflected by applying the treasury stock method.

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

Recently Adopted Accounting Pronouncements. We have recently adopted the following accounting pronouncement:

•

ASU No. 2016-02 Leases (“Topic 842"). We adopted Topic 842 with a date of initial application of January 1, 2019. We applied Topic 842 by recognizing (i) a $5.4 million right-of-use (“ROU”) asset which represents the right to use, or to control the use of, specified assets for a lease term. The ROU asset is included in the Property, plant and equipment, net caption on the consolidated balance sheet; and (ii) a $5.4 million lease liability for the obligation to make lease payments arising from the leases. The lease liability is included in the Other current liabilities and Other noncurrent liabilities captions on the consolidated balance sheet. The comparative information has not been adjusted and is reported under the accounting standards in effect for those periods. Refer to Note 16 for additional information.

Accounting Pronouncements Pending Adoption. We have not yet adopted the following accounting pronouncements as of December 31, 2019:

•

ASU No. 2018-13 Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 updates the disclosure requirements on fair value measurements including new disclosures for the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 modifies existing disclosures including clarifying the measurement uncertainty disclosure. ASU 2018-13 removes certain existing disclosure requirements including the amount and reasons for transfers between Level 1 and Level 2 fair value measurements and the policy for the timing of transfer between levels. The adoption of ASU 2018-13 on January 1, 2020 did not have a material impact on our consolidated financial statement disclosures.

•

ASU No. 2016-13 Financial Instruments – Credit Losses (“ASU 2016-13”). ASU 2016-13 requires the use of a current expected loss model for financial assets measured at amortized cost and certain off-balance sheet credit exposures. Under this model, entities will be required to estimate the lifetime expected credit losses on such instruments based on historical experience, current conditions, and reasonable and supportable forecasts. This amended guidance also expands the disclosure requirements to enable users of financial statements to understand an entity’s assumptions, models and methods for estimating expected credit losses. The changes are effective for annual and interim periods beginning after December 15, 2019, and amendments should be applied using a modified retrospective approach. The adoption of ASU 2016-13 on January 1, 2020 did not have a material impact on our consolidated financial statements or disclosures.

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

	2020	2021	2022	2023	2024	Thereafter
	(In thousands)
Gathering services and related fees	$122,055	$102,127	$84,736	$66,693	$50,608	$59,602

Revenue by Category.  In the following table, revenue is disaggregated by geographic area and major products and services. Ohio Gathering is excluded from the tables below due to equity method accounting. For more detailed information about reportable segments, see Note 4.

	Reportable Segments
	Year ended December 31, 2019
	Utica Shale	Williston Basin	DJ Basin	Permian Basin	Piceance Basin	Barnett Shale	Marcellus Shale	Total reportable segments	All other segments	Total
	(In thousands)
Major products / services lines
Gathering services and related fees	$31,926	$77,626	$21,940	$3,610	$121,357	$47,862	$24,471	$328,792	$(2,045)	$326,747
Natural gas, NGLs and condensate sales	—	16,461	389	16,383	7,954	17,147	—	58,334	28,660	86,994
Other revenues	2,065	11,564	3,721	310	4,327	6,793	—	28,780	1,007	29,787
Total	$33,991	$105,651	$26,050	$20,303	$133,638	$71,802	$24,471	$415,906	$27,622	$443,528

	Reportable Segments
	Year ended December 31, 2018
	Utica Shale	Williston Basin	DJ Basin	Permian Basin	Piceance Basin	Barnett Shale	Marcellus Shale	Total reportable segments	All other segments	Total
	(In thousands)
Major products / services lines
Gathering services and related fees	$35,233	$79,606	$11,251	$115	$135,810	$59,030	$29,573	$350,618	$(6,002)	$344,616
Natural gas, NGLs and condensate sales	—	31,840	371	843	14,800	2,523	—	50,377	84,457	134,834
Other revenues	—	12,204	3,672	—	4,909	6,712	—	27,497	(294)	27,203
Total	$35,233	$123,650	$15,294	$958	$155,519	$68,265	$29,573	$428,492	$78,161	$506,653

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

	December 31, 2019	December 31, 2018
	(In thousands)
Contract assets, beginning of period	$8,755	$—
Additions	18,077	26,403
Transfers out	(22,930)	(17,648)
Contract assets, end of period	$3,902	$8,755

As of December 31, 2019, receivables with customers totaled $90.4 million and contract assets totaled $3.9 million which were included in the Accounts receivable caption on the consolidated balance sheet.

As of December 31, 2018, receivables with customers totaled $82.9 million and contract assets totaled $8.8 million which were included in the Accounts receivable caption on the consolidated balance sheet.

Contract liabilities (deferred revenue) relate to the advance consideration received from customers primarily for contributions in aid of construction. We recognize contract liabilities under these arrangements in revenue over the contract period. For the years ended December 31, 2019 and 2018, we recognized $10.1 million and $10.8 million, respectively, of gathering services and related fees which was included in the contract liability balance as of the beginning of the period. See Note 9 for additional details.

4. SEGMENT INFORMATION

As of December 31, 2019, our reportable segments are:

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

Until March 22, 2019, we owned Tioga Midstream, a crude oil, produced water and associated natural gas gathering system operating in the Williston Basin. Until December 1, 2019, we owned certain assets in the Red Rock Gathering system operating in the Piceance Basin. Refer to Note 17 to the consolidated financial statements for details on the sale of Tioga Midstream and on the sale of certain assets in the Red Rock Gathering system.

Each of our reportable segments provides midstream services in a specific geographic area. Our reportable segments reflect the way in which we internally report the financial information used to make decisions and allocate resources in connection with our operations.

The Ohio Gathering reportable segment includes our investment in Ohio Gathering. Income or loss from equity method investees, as reflected on the statements of operations, relates to Ohio Gathering and is recognized and disclosed on a one-month lag (see Note 8).

For the year ended December 31, 2019, other than the investment activity described in Note 8, Double E did not have any results of operations given that the Double E Project is currently under development. The Double E Project is expected to be operational in the third quarter of 2021.

Corporate and Other represents those results that are: (i) not specifically attributable to a reportable segment; (ii) not individually reportable (such as Double E); or (iii) that have not been allocated to our reportable segments for the purpose of evaluating their performance, including certain general and administrative expense items, certain natural gas and crude oil marketing services and transaction costs.

Assets by reportable segment follow.

	December 31,
	2019	2018	2017
	(In thousands)
Assets (1):
Utica Shale	$206,368	$207,357	$212,311
Ohio Gathering	275,000	649,250	690,485
Williston Basin	452,152	526,819	512,860
DJ Basin	205,308	166,580	79,438
Permian Basin	185,708	145,702	57,590
Piceance Basin	631,140	699,638	719,284
Barnett Shale	350,638	376,564	383,306
Marcellus Shale	184,631	208,790	217,362
Total reportable segment assets	2,490,945	2,980,700	2,872,636
Corporate and Other	82,506	44,181	22,406
Eliminations	—	(4,319)	(249)
Total assets	$2,573,451	$3,020,562	$2,894,793

(1) At December 31, 2019, Corporate and Other included $34.7 million relating to our investment in Double E (included in the Investment in equity method investees caption of the consolidated balance sheet). At December 31, 2018, Corporate and Other included $9.6 million of capital expenditures relating to the Double E Project.

Revenues by reportable segment follow.

	Year ended December 31,
	2019	2018	2017
	(In thousands)
Revenues (1):
Utica Shale	$33,991	$35,233	$38,907
Williston Basin	105,651	123,650	161,503
DJ Basin	26,050	15,294	11,860
Permian Basin	20,303	958	—
Piceance Basin	133,638	155,519	154,893
Barnett Shale	71,802	68,265	71,667
Marcellus Shale	24,471	29,573	30,394
Total reportable segments revenue	415,906	428,492	469,224
Corporate and Other	30,552	88,286	26,446
Eliminations	(2,930)	(10,125)	(6,929)
Total revenues	$443,528	$506,653	$488,741

(1) Excludes revenues earned by Ohio Gathering due to equity method accounting.

Counterparties accounting for more than 10% of total revenues were as follows:

	Year ended December 31,
	2019	2018	2017
Percentage of total revenues (1):
Counterparty A - Piceance Basin	11%	*	*
Counterparty B - Williston Basin	10%	*	13%
Counterparty C - Piceance Shale	*	10%	*
Counterparty D - Barnett Shale	*	*	*

(1) Excludes revenues earned by Ohio Gathering due to equity method accounting.

* Less than 10%

Depreciation and amortization, including the amortization expense associated with our favorable and unfavorable (for 2018) gas gathering contracts as reported in other revenues, by reportable segment follows.

	Year ended December 31,
	2019	2018	2017
	(In thousands)
Depreciation and amortization (1):
Utica Shale	$7,659	$7,672	$7,009
Williston Basin	19,829	22,642	33,772
DJ Basin	3,732	3,133	2,636
Permian Basin	4,868	243	—
Piceance Basin	47,018	46,919	46,289
Barnett Shale (2)	16,575	15,325	15,001
Marcellus Shale	9,141	9,090	9,047
Total reportable segment depreciation and amortization	108,822	105,024	113,754
Corporate and Other	2,604	1,743	1,118
Total depreciation and amortization	$111,426	$106,767	$114,872

(1) Excludes depreciation and amortization recognized by Ohio Gathering due to equity method accounting.

(2) Includes the amortization expense associated with our favorable and unfavorable (for 2018) gas gathering contracts as reported in Other revenues.

Cash paid for capital expenditures by reportable segment follow.

	Year ended December 31,
	2019	2018	2017
	(In thousands)
Cash paid for capital expenditures (1):
Utica Shale	$3,902	$5,719	$22,921
Williston Basin	30,861	25,202	17,309
DJ Basin	80,487	64,920	7,150
Permian Basin	44,955	83,823	56,020
Piceance Basin	1,946	7,887	16,564
Barnett Shale (2)	184	1,370	569
Marcellus Shale	693	1,030	641
Total reportable segment capital expenditures	163,028	189,951	121,174
Corporate and Other	19,263	10,635	3,041
Total cash paid for capital expenditures	$182,291	$200,586	$124,215

(1)	Excludes cash paid for capital expenditures by Ohio Gathering due to equity method accounting.
(2)	For the year ended December 31, 2019, the amount includes sales tax reimbursements of $1.1 million.

For the years ended December 31, 2019 and 2018, Corporate and Other includes cash paid of $1.6 million and $3.3 million, respectively, for corporate purposes; the remainder represents capital expenditures relating to the Double E Project.

We assess the performance of our reportable segments based on segment adjusted EBITDA. We define segment adjusted EBITDA as total revenues less total costs and expenses; plus (i) other income excluding interest income, (ii) our proportional adjusted EBITDA for equity method investees, (iii) depreciation and amortization, (iv) adjustments related to MVC shortfall payments, (v) adjustments related to capital reimbursement activity, (vi) unit-based and noncash compensation, (vii) change in the Deferred Purchase Price Obligation fair value, (viii) impairments (ix) other noncash expenses or losses, less other noncash income or gains and (x) restructuring expenses. We define proportional adjusted EBITDA for our equity method investees as the product of (i) total revenues less total expenses, excluding impairments and other noncash income or expense items, and amortization for deferred contract costs; and (ii) our ownership interest in Ohio Gathering during the respective period.

For the purpose of evaluating segment performance, we exclude the effect of Corporate and Other revenues and expenses, such as certain general and administrative expenses (including compensation-related expenses and professional services fees), certain natural gas and crude oil marketing services, transaction costs, interest expense, change in the Deferred Purchase Price Obligation fair value and income tax expense or benefit from segment adjusted EBITDA.

Segment adjusted EBITDA by reportable segment follows.

	Year ended December 31,
	2019	2018	2017
	(In thousands)
Reportable segment adjusted EBITDA
Utica Shale	$29,292	$30,285	$34,011
Ohio Gathering	39,126	39,969	41,246
Williston Basin	69,437	76,701	66,413
DJ Basin	18,668	7,558	6,624
Permian Basin	(879)	(1,200)	—
Piceance Basin	98,765	111,042	111,113
Barnett Shale	43,043	43,268	46,232
Marcellus Shale	20,051	24,267	23,888
Total of reportable segments' measures of profit	$317,503	$331,890	$329,527

A reconciliation of income or loss before income taxes and income or loss from equity method investees to total of reportable segments' measures of profit or loss follows.

	Year ended December 31,
	2019	2018	2017
	(In thousands)
Reconciliation of (loss) income before income taxes and loss from equity method investees to total of reportable segments' measures of profit:
(Loss) income before income taxes and loss from equity method investees	$(30,808)	$53,272	$88,614
Add:
Corporate and Other expense	40,639	38,917	39,140
Interest expense	74,429	60,535	68,131
Early extinguishment of debt	—	—	22,039
Deferred Purchase Price Obligation	(1,982)	20,975	(200,322)
Depreciation and amortization	111,426	106,767	114,872
Proportional adjusted EBITDA for equity method investees	39,126	39,969	41,246
Adjustments related to MVC shortfall payments	3,476	(3,632)	(41,373)
Adjustments related to capital reimbursement activity	(2,156)	(427)	—
Unit-based and noncash compensation	8,171	8,328	7,951
(Gain) loss on asset sales, net	(1,536)	—	527
Long-lived asset impairment	60,507	7,186	188,702
Goodwill impairment	16,211	—	—
Total of reportable segments' measures of profit	$317,503	$331,890	$329,527

For the years ended December 31, 2019 and 2018, adjustments related to MVC shortfall payments recognize the earnings from MVC shortfall payments ratably over the term of the associated MVC (see Note 3).

Contributions in aid of construction are recognized over the remaining term of the respective contract. We include adjustments related to capital reimbursement activity in our calculation of segment adjusted EBITDA to account for revenue recognized from contributions in aid of construction.

For the year ended December 31, 2017, we included adjustments related to MVC shortfall payments in our calculation of segment adjusted EBITDA to account for (i) the net increases or decreases in deferred revenue for MVC shortfall payments and (ii) our inclusion of expected annual MVC shortfall payments. With respect to the impact of a net change in deferred revenue for MVC shortfall payments, we treated increases in deferred revenue balances as a favorable adjustment to segment adjusted EBITDA, while decreases in deferred revenue balances were treated as an unfavorable adjustment to segment adjusted EBITDA. We also included a proportional amount of any historical and expected MVC shortfall payments in each quarter prior to the quarter in which we actually recognize the shortfall payment.

Adjustments related to MVC shortfall payments by reportable segment follow.

	Year ended December 31, 2019
	Williston Basin	Piceance Basin	Barnett Shale	Total
	(In thousands)
Adjustments related to expected MVC shortfall payments:	$—	$(103)	$3,579	$3,476

	Year ended December 31, 2018
	Williston Basin	Piceance Basin	Barnett Shale	Total
	(In thousands)
Adjustments related to expected MVC shortfall payments:	$—	$10	$(3,642)	$(3,632)

	Year Ended December 31, 2017
	Williston Basin	Piceance Basin	Barnett Shale	Total
	(In thousands)
Adjustments related to MVC shortfall payments:
Net change in deferred revenue for MVC shortfall payments	$(37,693)	$(3,065)	$—	$(40,758)
Expected MVC shortfall adjustments	—	(3)	(612)	(615)
Total adjustments related to MVC shortfall payments	$(37,693)	$(3,068)	$(612)	$(41,373)

5. PROPERTY, PLANT AND EQUIPMENT, NET

Details on property, plant and equipment follow.

	December 31, 2019	December 31, 2018
	(In thousands)
Gathering and processing systems and related equipment	$2,182,950	$2,155,325
Construction in progress	78,716	137,920
Land and line fill	10,137	11,748
Other	53,129	45,853
Total	2,324,932	2,350,846
Less accumulated depreciation	442,681	387,133
Property, plant and equipment, net	$1,882,251	$1,963,713

During 2019, 2018 and 2017, we identified certain events, facts and circumstances which indicated that certain of our property, plant and equipment could be impaired. As such, we reviewed the assets that had been identified as potentially impaired and estimated the fair value of the identified property, plant and equipment using a market-based approach.

In December 2019, we sold certain Red Rock Gathering system assets for a cash purchase price of $12.0 million. Prior to closing, we recorded an impairment charge of $14.2 million based on the expected consideration and the carrying value for the Red Rock Gathering system assets. See Note 17 for additional details.

In December 2019, in connection with the cancellation of a project, we determined certain processing plant assets in the Permian Basin would no longer be utilized. As a result, we recorded an impairment charge of $0.7 million related to these assets in the fourth quarter of 2019. See Note 6 for additional details.

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

During 2019, 2018 and 2017, we recognized the following long-lived asset impairments, by segment.

	Year ended December 31,
	2019	2018	2017
	(In thousands)
Long-lived asset impairment:
Williston Basin	$10	$3,972	$101,961
Piceance Basin	14,162	1,004	697
DJ Basin	34,913	9	—
Barnett Shale	9,629	—	—
Utica Shale	—	1,440	878
Permian Basin	726	761	—

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

Depreciation expense and capitalized interest follow.

	Year ended December 31,
	2019	2018	2017
	(In thousands)
Depreciation expense	$78,341	$74,511	$75,120
Capitalized interest	6,974	8,497	2,579

6. AMORTIZING INTANGIBLE ASSETS

Details regarding our intangible assets, all of which are subject to amortization, follow.

	December 31, 2019
	Gross carrying amount	Accumulated amortization	Net
	(In thousands)
Favorable gas gathering contracts	$24,195	$(15,125)	$9,070
Contract intangibles	278,448	(169,549)	108,899
Rights-of-way	157,175	(42,866)	114,309
Total intangible assets	$459,818	$(227,540)	$232,278

	December 31, 2018
	Gross carrying amount	Accumulated amortization	Net
	(In thousands)
Favorable gas gathering contracts	$24,195	$(13,905)	$10,290
Contract intangibles	278,448	(143,962)	134,486
Rights-of-way	166,209	(37,569)	128,640
Total intangible assets	$468,852	$(195,436)	$273,416

In December 2019, in connection with the cancellation of a project, we determined certain rights-of-way intangible assets in the Permian Basin would no longer be utilized (see Note 5). As a result, we recorded an impairment charge of $0.6 million in the fourth quarter of 2019.

Also in early 2019, certain events occurred which indicated that certain long-lived assets relating to the Barnett Shale reporting segment could be impaired (see Note 5). In connection with this evaluation, we evaluated the related intangible assets associated therewith for impairment consisting of rights-of-way intangible assets. We concluded the rights-of-way intangible assets were also impaired and, as a result, we recorded an impairment charge of $0.5 million in the first quarter of 2019.

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

We recognized amortization expense in Other revenues as follows:

	Year ended December 31,
	2019	2018	2017
	(In thousands)
Amortization expense – favorable gas gathering contracts	$(1,220)	$(1,555)	$(1,555)

We recognized amortization expense in costs and expenses as follows:

	Year ended December 31,
	2019	2018	2017
	(In thousands)
Amortization expense – contract intangibles	$25,587	$26,141	$34,202
Amortization expense – rights-of-way	6,278	6,448	6,153

The estimated aggregate annual amortization expected to be recognized for as of December 31, 2019 for each of the five succeeding fiscal years follows.

Intangible assets
(In thousands)
2020	$31,901
2021	28,209
2022	25,142
2023	25,088
2024	14,917

7. GOODWILL

Goodwill for the year ended December 31, 2018 of $16.2 million was related to the acquisition of the Mountaineer Midstream system in 2013.

Accumulated goodwill impairments by reportable segment for those reporting units that have previously recognized goodwill follow.

	Year ended December 31,
	2019	2018	2017
	(In thousands)
Accumulated goodwill impairment:
Piceance Basin	$45,478	$45,478	$45,478
Williston Basin	257,572	257,572	257,572
Marcellus Shale	16,211	—	—
Total accumulated goodwill impairment	$319,261	$303,050	$303,050

We evaluate goodwill whenever events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill. If the reporting unit’s fair value exceeds its carrying value, including goodwill, we conclude that the goodwill of the reporting unit has not been impaired and no further work is performed. If we determine that the reporting unit’s carrying value, including goodwill, exceeds its fair value, we recognize the excess of the carrying value over the fair value as a goodwill impairment loss.

We performed our annual goodwill impairment testing for the Mountaineer Midstream reporting unit as of September 30, 2019 using a combination of the income and market approaches. We determined that the fair value of the Mountaineer Midstream reporting unit did not exceed its carrying value, including goodwill. As a result, we recognized a goodwill impairment charge of $16.2 million for the year ended December 31, 2019.

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

8. EQUITY METHOD INVESTMENTS

Double E

In June 2019, we formed Double E in connection with the Double E Project. Effective June 26, 2019, Summit Permian Transmission, a wholly owned and consolidated subsidiary of the Partnership, and our JV Partner executed the Agreement whereby Double E will provide natural gas transportation services from multiple receipt points in the Delaware Basin to various delivery points in and around the Waha Hub in Texas. In connection with the Agreement and the related Double E Project, the Partnership contributed total assets of approximately $23.6 million in exchange for a 70% ownership interest in Double E and our JV Partner contributed $7.3 million of cash in exchange for a 30% ownership interest in Double E. Concurrent with these contributions, and in accordance with the Agreement, Double E distributed $7.3 million to the Partnership. Subsequent to the formation of Double E, we also made additional cash investments of $18.3 million through December 2019.

Double E is deemed to be a variable interest entity as defined in GAAP. As of the date of the Agreement, Summit Permian Transmission was not deemed to be the primary beneficiary due to the JV Partner’s voting rights on significant matters. We account for our ownership interest in Double E as an equity method investment because we have significant influence over Double E. Our portion of Double E’s net assets, which was $34.7 million at December 31, 2019, is reported under the caption Investment in equity method investees on the consolidated balance sheet.

For the year ended December 31, 2019, other than the investment activity noted above, Double E did not have any results of operations given that the Double E Project is currently under development.

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

We recognized the $190.0 million paid for the initial 1% interest as an investment in Ohio Gathering at inception. In addition, Ohio Gathering assigned a value of $7.5 million to the exercise option, which it ultimately attributed to our capital account. Neither of the aforementioned transactions involved a flow of funds to or from Ohio Gathering. As such, they created a basis difference between our recorded investment in equity method investees and the amount attributed to us by Ohio Gathering within its financial statements.

In December 2019, we identified certain triggering events which indicated that our equity method investment in Ohio Gathering could be impaired. In accordance with ASC Topic 323, we completed an equity method impairment analysis to determine the equity method impairment charge to be recorded on our consolidated financial statements resulting from an other-than-temporary impairment. As a result of our analysis, an impairment charge of approximately $329.7 million was recorded in 2019 in Loss from equity method investments on the accompanying consolidated statements of operations.

The fair value of our investment in Ohio Gathering was determined based upon applying the discounted cash flow method, which is an income approach, and the guideline public company method, which is a market approach. The discounted cash flow fair value estimate is based on known or knowable information at the measurement date. The significant assumptions that were used to develop the estimate of the fair value under the discounted cash flow method include management’s best estimates of the expected future results using a probability weighted average set of cash flow forecasts and a discount rate of approximately 9.0 percent. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As such, the fair value of the Ohio Gathering equity method investment represents a Level 3 measurement. As a result, actual results may differ from the estimates and assumptions made for purposes of this impairment analysis.

Also in December 2019, an impairment loss of long-lived assets was recognized by OCC. Although we recognize activity for Ohio Gathering on a one-month lag, we recorded an impairment loss of $6.3 million in Loss from equity method investees in the consolidated statements of operations because the information was available to us.

In December 2018, Ohio Gathering was involved in legal proceedings relating to a dispute regarding pipeline right of way rights and associated trespass claims that took place prior to December 31, 2018. Ohio Gathering received a judgment on those proceedings in January 2019 and recorded an estimate of the legal exposure as of December 31, 2018. Although we recognize activity for Ohio Gathering on a one-month lag, we recorded the asset impairments and legal contingency in our results of operations for the year ending December 31, 2018 because the information was available to us. We recorded our then 40% share of the asset impairments and legal contingency amounting to $7.7 million in 2018 in Loss from equity method investees in the consolidated statements of operations.

As a result of our joint venture partner funding a disproportionate amount of the capital calls during the year ended December 31, 2019, our ownership interest in Ohio Gathering decreased from 40.0% at December 31, 2018, to 38.5% at December 31, 2019.

A reconciliation of our 38.5% and 40% ownership interest in Ohio Gathering to our investment per Ohio Gathering's books and records follows for the years ending December 31, 2019 and 2018, respectively (in thousands).

	2019	2018
	(In thousands)
Investment in Ohio Gathering, December 31	$275,000	$649,250
December cash distributions	2,700	2,736
Impairment loss (1)	232,521	5,652
Loss contingency	—	2,040
Basis difference	—	(116,832)
Investment in Ohio Gathering, net of basis difference, November 30	$510,221	$542,846
(1)

Amount is comprised of (i) a $329.7 million impairment of our equity method investment in Ohio Gathering; (ii) the write-off of our basis difference of ($103.5) million in Ohio Gathering as a result of the impairment in our equity method investment in Ohio Gathering; and (iii) a $6.3 million impairment of long-lived assets in OCC.

Summarized balance sheet information for OGC and OCC follows (amounts represent 100% of investee financial information).

	November 30, 2019		November 30, 2018
	OGC	OCC	OGC	OCC
	(In thousands)
Current assets	$41,972	$2,187	$37,403	$3,716
Noncurrent assets	1,281,171	28,323	1,262,253	27,203
Total assets	$1,323,143	$30,510	$1,299,656	$30,919

Current liabilities	$21,798	$4,016	$19,903	$3,912
Noncurrent liabilities	4,113	6,683	3,688	8,807
Total liabilities	$25,911	$10,699	$23,591	$12,719

Summarized statements of operations information for OGC and OCC follow (amounts represent 100% of investee financial information).

	Twelve months ended November 30, 2019		Twelve months ended November 30, 2018		Twelve months ended November 30, 2017
	OGC	OCC	OGC	OCC	OGC	OCC
	(In thousands)
Total revenues	$142,138	$8,601	$142,398	$10,177	$140,679	$8,607
Total operating expenses	108,234	38,815	136,722	9,053	111,897	8,298
Net income (loss)	33,897	(30,214)	5,670	498	28,785	(907)

9. DEFERRED REVENUE

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

A rollforward of current deferred revenue follows.

	Utica Shale	Williston Basin	DJ Basin	Piceance Basin	Barnett Shale	Marcellus Shale	Total current
	(In thousands)
Current deferred revenue, January 1, 2018	$18	$1,017	$358	$7,038	$1,619	$38	$10,088
Additions	18	1,744	943	21,955	1,651	96	26,407
Less revenue recognized	18	1,347	562	21,377	1,628	96	25,028
Current deferred revenue, December 31, 2018	18	1,414	739	7,616	1,642	38	11,467
Additions	18	2,262	5,165	16,211	1,632	38	25,326
Less revenue recognized	18	1,743	3,044	16,813	1,644	38	23,300
Current deferred revenue, December 31, 2019	$18	$1,933	$2,860	$7,014	$1,630	$38	$13,493

A rollforward of noncurrent deferred revenue follows.

	Utica Shale	Williston Basin	DJ Basin	Piceance Basin	Barnett Shale	Marcellus Shale	Total noncurrent
	(In thousands)
Noncurrent deferred, revenue, January 1, 2018	$39	$4,215	$4,505	$18,219	$8,217	$333	$35,528
Additions	—	1,851	3,720	7,869	3,062	—	16,502
Less reclassification to current deferred revenue	18	1,673	941	8,146	1,651	97	12,526
Noncurrent deferred revenue, December 31, 2018	21	4,393	7,284	17,942	9,628	236	39,504
Additions	—	1,940	5,470	6,104	1,579	—	15,093
Less reclassification to current deferred revenue	18	2,699	5,165	6,336	1,632	38	15,888
Noncurrent deferred revenue, December 31, 2019	$3	$3,634	$7,589	$17,710	$9,575	$198	$38,709

10. DEBT

Debt consisted of the following:

	December 31, 2019	December 31, 2018
	(In thousands)
Summit Holdings' variable rate senior secured Revolving Credit Facility (4.55% at December 31, 2019 and 5.03% at December 31, 2018) due May 2022	$677,000	$466,000
Summit Holdings' 5.5% senior unsecured notes due August 2022	300,000	300,000
Less unamortized debt issuance costs (1)	(1,686)	(2,362)
Summit Holdings' 5.75% senior unsecured notes due April 2025	500,000	500,000
Less unamortized debt issuance costs (1)	(5,015)	(5,907)
Total long-term debt	$1,470,299	$1,257,731

(1) Issuance costs are being amortized over the life of the notes.

The aggregate amount of debt maturing during each of the years after December 31, 2019 are as follows (in thousands):
2020	$—
2021	—
2022	977,000
2023	—
2024	—
Thereafter	500,000
Total long-term debt	$1,477,000

Revolving Credit Facility. Summit Holdings has a senior secured revolving credit facility which allows for revolving loans, letters of credit and swingline loans. The Revolving Credit Facility has a $1.25 billion borrowing capacity, matures in May 2022, and includes a $250.0 million accordion feature. As of December 31, 2019, SMLP and the Guarantor Subsidiaries fully and unconditionally and jointly and severally guarantee, and pledge substantially all of their assets in support of, the indebtedness outstanding under the Revolving Credit Facility.

In May 2017, Summit Holdings amended and restated its Revolving Credit Facility with a third amended and restated credit agreement which: (i) maintained the Revolving Credit Facility commitments of $1.25 billion, (ii) extended the maturity from November 2018 to May 2022, (iii) included a $250.0 million accordion feature, (iv) maintained the same leverage-based pricing and commitment fee grid, (v) increased the maximum permitted total leverage ratio, as defined in the credit agreement, from 5.00 to 1.00 to 5.50 to 1.00 and (vi) included a maximum permitted senior secured leverage ratio, as defined in the credit agreement, of 3.75 to 1.00. In June 2019, we executed the second amendment to the third amended and restated credit agreement that, among other things, made accommodations for the transactions contemplated by the Agreement and designated Double E as an unrestricted subsidiary under the Revolving Credit Facility. In December 2019, we executed the third amendment to the third amended and restated credit agreement that, among other things, designated the Non-Guarantor Subsidiaries as unrestricted subsidiaries under the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility bear interest, at the election of Summit Holdings, at a rate based on the alternate base rate (as defined in the credit agreement) plus an applicable margin ranging from 0.75% to 1.75% or the adjusted Eurodollar rate (as defined in the credit agreement) plus an applicable margin ranging from 1.75% to 2.75%, with the commitment fee ranging from 0.30% to 0.50% in each case based on our relative leverage at the time of determination. At December 31, 2019, the applicable margin under LIBOR borrowings was 2.75%, the interest rate was 4.55% and the unused portion of the Revolving Credit Facility totaled $563.9 million, subject to a commitment fee of 0.50%, after giving effect to the issuance thereunder of a $9.1 million outstanding but undrawn irrevocable standby letter of credit. Based on covenant limits, our available borrowing capacity under the Revolving Credit Facility as of December 31, 2019 was approximately $100 million. See Note 16 for additional information on our letter of credit.

The Revolving Credit Facility is secured by the membership interests of Summit Holdings and the membership interests of the Guarantor Subsidiaries of Summit Holdings and by substantially all of the assets of Summit Holdings and its Guarantor Subsidiaries (subject to exclusions set forth in the credit agreement). The credit agreement contains affirmative and negative covenants customary for credit facilities of its size and nature that, among other things, limit or restrict the ability (i) to incur additional debt; (ii) to make investments; (iii) to engage in certain mergers, consolidations, acquisitions or sales of assets; (iv) to enter into swap agreements and power purchase agreements; (v) to enter into leases that would cumulatively obligate payments in excess of $50.0 million over any 12 -month period; and (vi) of Summit Holdings to make distributions, with certain exceptions, including the distribution of Available Cash (as defined in the SMLP Partnership Agreement) if no default or event of default then exists or would result therefrom and Summit Holdings is in pro forma compliance with its financial covenants. In addition, the Revolving Credit Facility requires Summit Holdings to maintain (i) a ratio of consolidated trailing 12 -month earnings before interest, income taxes, depreciation and amortization ("EBITDA") to net interest expense of not less than 2.5 to 1.0 as defined in the credit agreement, (ii) a ratio of total net indebtedness to consolidated trailing 12 -month EBITDA of not more than 5.50 to 1.00 and, (iii) a ratio of first lien net indebtedness to consolidated trailing 12 -month EBITDA of not more than 3.75 to 1.00.

As of December 31, 2019, we had $6.2 million of debt issuance costs attributable to our Revolving Credit Facility and related amendments which are included in Other noncurrent assets on the consolidated balance sheet.

As of December 31, 2019, we were in compliance with the Revolving Credit Facility's financial covenants. There were no defaults or events of default during the year ended December 31, 2019.

Senior Notes. In July 2014, Summit Holdings and its 100% owned finance subsidiary, Finance Corp. (together with Summit Holdings, the "Co-Issuers") co-issued $300.0 million of 5.5% senior unsecured notes maturing August 15, 2022 (the "5.5% Senior Notes" and, together with the 5.75% Senior Notes (defined below), the “Senior Notes”).

In 2018, we executed supplemental indentures to include OpCo, Summit Utica, Meadowlark Midstream and Tioga Midstream (through March 22, 2019) as guarantors concurrent with the purchase of a 1% noncontrolling interest held by a subsidiary of Summit Investments (see Note 12 to the consolidated financial statements for additional details). In 2019, we executed a partial release agreement that designated the Non-Guarantor Subsidiaries as unrestricted subsidiaries under the Senior Notes.

The Guarantor Subsidiaries are 100% owned by a subsidiary of SMLP. The Guarantor Subsidiaries and SMLP fully and unconditionally and jointly and severally guarantee the Senior Notes. There are no significant restrictions on the ability of SMLP or Summit Holdings to obtain funds from its subsidiaries by dividend or loan. Finance Corp. has had no assets or operations since inception in 2013. We have no other independent assets or operations. At no time have the Senior Notes been guaranteed by the Co-Issuers.

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

At any time prior to August 15, 2020, the Co-Issuers may redeem all or part of the 5.5% Senior Notes at a redemption price of 101.375% (with the redemption premium declining to 100.000% on and after August 15, 2020), plus accrued and unpaid interest, if any. Debt issuance costs of $5.1 million are being amortized over the life of the 5.5% Senior Notes.

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

As of and during the December 31, 2019, we were in compliance with the financial covenants governing our Senior Notes. There were no defaults or events of default during the year ended December 31, 2019.

11. FINANCIAL INSTRUMENTS

Concentrations of Credit Risk.  Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents, restricted cash and accounts receivable. We maintain our cash and cash equivalents and restricted cash in bank deposit accounts that frequently exceed federally insured limits. We have not experienced any losses in such accounts and do not believe we are exposed to any significant risk.

Accounts receivable primarily comprise amounts due for the gathering, compression, treating and processing services we provide to our customers and also the sale of natural gas liquids resulting from our processing services. This industry concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, industry or other conditions. We monitor the creditworthiness of our counterparties and can require letters of credit or other forms of credit assurance for receivables from counterparties that are judged to have substandard credit, unless the credit risk can otherwise be mitigated. Our top five customers or counterparties accounted for 46% of total accounts receivable at December 31, 2019, compared to 39% as of December 31, 2018.

Fair Value.  The carrying amount of cash and cash equivalents, restricted cash, accounts receivable and trade accounts payable reported on the consolidated balance sheet approximates fair value due to their short-term maturities.

The Deferred Purchase Price Obligation's carrying value is its fair value because carrying value represents the present value of the payment which can be made at any time prior to January 15, 2022. In November 2019, we and SMP Holdings entered into a second amendment (the “Second Amendment”) to the Contribution Agreement between us and SMP Holdings dated February 25, 2016, as amended. On November 15, 2019, we made a cash payment of $51.75 million and issued 10,714,285 common units to SMP Holdings (the “November 2019 Prepayment”). In addition, the parties reduced the Remaining Consideration due to SMP Holdings by $19.25 million. Following the November 2019 Prepayment, the Remaining Consideration is $180.75 million. The parties also extended the final date by which we are obligated to deliver the Remaining Consideration to January 15, 2022. The Remaining Consideration remains payable to SMP Holdings in (i) cash, (ii) our common units or (iii) a combination of cash and our common units, and interest continues to accrue (and is payable quarterly in cash) at a rate of 8% per annum on any portion of the Remaining Consideration that remains unpaid after March 31, 2020. The form(s) of Remaining Consideration to be delivered by us to SMP Holdings continue to be determinable by us in our sole discretion (see Note 17 for additional information).

A summary of the estimated fair value of our debt financial instruments follows.

	December 31, 2019		December 31, 2018
	Carrying value	Estimated fair value (Level 2)	Carrying value	Estimated fair value (Level 2)
	(In thousands)
Summit Holdings 5.5% Senior Notes ($300.0 million principal)	$298,314	$266,750	$297,638	$286,625
Summit Holdings 5.75% Senior Notes ($500.0 million principal)	494,985	382,708	494,093	455,208

The carrying value on the balance sheet of the Revolving Credit Facility is its fair value due to its floating interest rate. The fair value for the Senior Notes is based on an average of nonbinding broker quotes as of December 31, 2019 and 2018. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value of the Senior Notes.

12. PARTNERS' CAPITAL AND MEZZANINE CAPITAL

A rollforward of the number of common limited partner, preferred limited partner and General Partner units follows.

	Limited partners
	Series A Preferred Units	Common	General Partner
Units, January 1, 2017	—	72,111,121	1,471,187
Units issued in connection with the November 2017 Equity Offering	300,000	—	—
Net units issued under the SMLP LTIP	—	211,327	—
Units issued under ATM program	—	763,548	—
General Partner 2% contribution	—	—	19,812
Units, December 31, 2017	300,000	73,085,996	1,490,999
Net units issued under the SMLP LTIP	—	304,857	—
Units, December 31, 2018	300,000	73,390,853	1,490,999
Conversion of General Partner economic interests	—	8,750,000	(1,490,999)
Net units issued under the SMLP LTIP	—	638,335	—
DPPO partial settlement	—	10,714,285	—
Units, December 31, 2019	300,000	93,493,473	—

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

Our General Partner held IDRs (through the Equity Restructuring). Our payment of IDRs as reported in distributions to unitholders – General Partner in the statements of partners' capital during the years ended December 31 follow.

	Year ended December 31,
	2019	2018	2017
	(In thousands)
IDR payments	$2,139	$8,535	$8,460

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

At-the-market Program.  In February 2017, we executed a new equity distribution agreement and filed a prospectus with the SEC for the issuance and sale from time to time of SMLP common units having an aggregate offering price of up to $150.0 million (the "ATM Program"). During the years ended December 31, 2019 and 2018, there were no transactions under the ATM Program. During the year ended December 31, 2017, we sold 763,548 units under the ATM Program for aggregate gross proceeds of $17.7 million, and paid approximately $0.2 million as compensation to the sales agents pursuant to the terms of the equity distribution agreement.

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

The Series A Preferred Units rank senior to (i) common units representing limited partner interests in the Partnership and (ii) each other class or series of limited partner interests or other equity securities in the Partnership that may be established in the future that expressly ranks junior to the Series A Preferred Units as to the payment of distributions and amounts payable upon a liquidation event (the “Junior Securities”). The Series A Preferred Units rank equal in all respects with each class or series of limited partner interests or other equity securities in the Partnership that may be established in the future that is not expressly made senior or subordinated to the Series A Preferred Units as to the payment of distributions and amounts payable on a liquidation event (the “Parity Securities”). The Series A Preferred Units rank junior to (i) all of the Partnership’s existing and future indebtedness and other liabilities with respect to assets available to satisfy claims against the Partnership and (ii) each other class or series of limited partner interests or other equity securities in the Partnership established in the future that is expressly made senior to the Series A Preferred Units as to the payment of distributions and amounts payable upon a liquidation event. Income is allocated to the Series A Preferred Units in an amount equal to the earned distributions for the respective reporting period.

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

Subsidiary Series A Preferred Units.  In December 2019, we issued 30,000 Subsidiary Series A Preferred Units representing limited partner interests in Permian Holdco at a price of $1,000 per unit. We used the net proceeds of $27.4 million (after deducting underwriting discounts and offering expenses) to fund capital expenses associated with the Double E Project.

On January 16, 2020, we issued 10,000 Subsidiary Series A Preferred Units representing limited partner interests in Permian Holdco at a price of $1,000 per unit. We used the net proceeds of $9.7 million (after deducting underwriting discounts and offering expenses) to fund capital expenses associated with the Double E Project.

The proceeds associated with the issuance of Subsidiary Series A Preferred Units is classified as restricted cash on the accompanying consolidated balance sheets in accordance with the underlying agreement with TPG Energy Solutions Anthem, L.P. until the related funding is used for the Double E Project.

Accounting for the Subsidiary Series A Preferred Units

These preferred units are considered redeemable securities under GAAP due to the existence of certain redemption provisions that are outside of our control. Therefore, the securities are classified as temporary equity in the mezzanine section of the consolidated balance sheet.

Initial and Subsequent Measurement

We initially recognized these preferred units at the time of issuance in the amount of $27.4 million, their issuance date fair value, net of issuance costs. We will not be required to adjust the carrying amount of these preferred units unless it becomes probable that the units would become redeemable. If events or circumstances indicate that redemption is probable, we would accrete these preferred units to the redemption value over a period of time comprising the date redemption first became probable and the date the units can first be redeemed.

The Subsidiary Series A Preferred Units rank senior to each other class or series of limited partner interests or other equity securities in Permian Holdco that may be established in the future that expressly ranks junior to the Subsidiary Series A Preferred Units as to the payment of distributions and amounts payable upon a liquidation event (the “Junior Securities”). The Subsidiary Series A Preferred Units rank equal in all respects with each class or series of limited partner interests or other equity securities in Permian Holdco that may be established in the future that is not expressly made senior or subordinated to the Subsidiary Series A Preferred Units as to the payment of distributions and amounts payable on a liquidation event (the “Parity Securities”). The Subsidiary Series A Preferred Units rank junior to (i) all of Permian Holdco’s or a subsidiary of Permian Holdco’s future indebtedness and other liabilities with respect to assets available to satisfy claims against Permian Holdco and (ii) each other class or series of limited partner interests or other equity securities in Permian Holdco established in the future that is expressly made senior to the Subsidiary Series A Preferred Units as to the payment of distributions and amounts payable upon a liquidation event. Income is allocated to the Subsidiary Series A Preferred Units in an amount equal to the earned distributions for the respective reporting period.

Distributions on the Subsidiary Series A Preferred Units are cumulative and compounding and are payable 21 days following the quarterly period ended March, June, September and December of each year (each, a “Series A Distribution Payment Date”) to holders of record as of the close of business on the first business day of the month of the applicable Series A Distribution Payment Date, in each case, when, as, and if declared by Permian Holdco out of legally available funds for such purpose.

The distribution rate for the Subsidiary Series A Preferred Units is 7.00% per annum of the $1,000 liquidation preference per Subsidiary Series A Preferred Unit. A pro-rated initial distribution on the Subsidiary Series A Preferred Units was Paid-in-kind (“PIK”) on January 21, 2020 in an amount equal to 7.00% per Subsidiary Series A Preferred Unit plus 1.00% per annum of the undrawn commitment units.

Noncontrolling Interest.  At December 31, 2017, we recorded Summit Investments' indirect retained ownership interest in OpCo and its subsidiaries as a noncontrolling interest in the consolidated financial statements. In November 2018, a subsidiary of SMLP purchased the remaining 1% ownership interest in OpCo held by a subsidiary of Summit Investments for approximately $10.9 million. As a result of this transaction, other than our investment in Ohio Gathering, our investment in Double E and the Subsidiary Series A Preferred Units at Permian Holdco, our business activities are conducted through wholly owned operating subsidiaries.

Cash Distribution Policy

Our Partnership Agreement requires that we distribute all of our available cash, subject to reserves established by our General Partner, within 45 days after the end of each quarter to unitholders of record on the applicable record date. The amount of distributions paid under our policy is subject to fluctuations based on the amount of cash we generate from our business and the decision to make any distribution is determined by our General Partner, taking into consideration the terms of our Partnership Agreement.

General Partner Interest.  On March 22, 2019, we cancelled our IDRs and converted our 2% economic GP interest to a non-economic GP interest in exchange for 8,750,000 SMLP common units which were issued to SMP Holdings in the Equity Restructuring.

Cash Distributions Paid and Declared.  We paid the following per-unit distributions during the years ended December 31:

	Year ended December 31,
	2019	2018	2017
Per-unit distributions to unitholders	$1.4375	$2.300	$2.300

On January 29, 2020, the Board of Directors declared a distribution of $0.125 per unit for the quarterly period ended December 31, 2019. This distribution, which totaled $11.7 million, was paid on February 14, 2020 to unitholders of record at the close of business on February 7, 2020.

With respect to our Subsidiary Series A Preferred Units relating to the fourth quarter of 2019, we declared a payment-in-kind ("PIK") of the quarterly distribution, which resulted in the pro-rated issuance of 47 Subsidiary Series A Preferred Units. This PIK amount equates to a pro-rated distribution of $1.5556 per Subsidiary Series A Preferred Unit for the fourth quarter in 2019, or $70 on a full year annualized basis.

13. EARNINGS PER UNIT

The following table details the components of EPU.

	Year ended December 31,
	2019	2018	2017
	(In thousands, except per-unit amounts)
Numerator for basic and diluted EPU:
Allocation of net (loss) income among limited partner interests:
Net (loss) income attributable to limited partners	$(369,845)	$32,799	$75,485
Less net income attributable to Series A Preferred Units	28,500	28,500	3,563
Less net income attributable to Subsidiary Series A Preferred Units	58	—	—
Net (loss) income attributable to common limited partners	$(398,403)	$4,299	$71,922

Denominator for basic and diluted EPU:
Weighted-average common units outstanding – basic	82,365	73,304	72,705
Effect of nonvested phantom units	—	311	342
Weighted-average common units outstanding – diluted	82,365	73,615	73,047

(Loss) earnings per limited partner unit:
Common unit – basic	$(4.84)	$0.06	$0.99
Common unit – diluted	$(4.84)	$0.06	$0.98

Nonvested anti-dilutive phantom units excluded from the calculation of diluted EPU	175	2	42

14. UNIT-BASED AND NONCASH COMPENSATION

SMLP Long-Term Incentive Plan. The SMLP LTIP provides for equity awards to eligible officers, employees, consultants and directors of our General Partner and its affiliates, thereby linking the recipients' compensation directly to SMLP’s performance. The SMLP LTIP is administered by our General Partner's Board of Directors, though such administration function may be delegated to a committee appointed by the board. A total of 5.0 million common units was reserved for issuance pursuant to and in accordance with the SMLP LTIP. As of December 31, 2019, approximately 1.3 million common units remained available for future issuance.

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

The following table presents phantom unit activity:

	Units	Weighted-average grant date fair value
Nonvested phantom units, January 1, 2017	691,955	$19.59
Phantom units granted	371,972	22.50
Phantom units vested	(293,222)	24.76
Phantom units forfeited	(21,431)	20.07
Nonvested phantom units, December 31, 2017	749,274	20.07
Phantom units granted	515,358	15.25
Phantom units vested	(359,016)	22.39
Phantom units forfeited	(41,492)	17.27
Nonvested phantom units, December 31, 2018	864,124	17.11
Phantom units granted	1,913,099	6.48
Phantom units vested	(602,617)	16.78
Phantom units forfeited	(68,611)	12.87
Nonvested phantom units, December 31, 2019	2,105,995	$7.69

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

Phantom units granted to date generally vest ratably over a three-year period. Grant date fair value is determined based on the closing price of our common units on the date of grant multiplied by the number of phantom units awarded to the grantee. Forfeitures are recorded as incurred. Holders of all phantom units granted to date are entitled to receive distribution equivalent rights for each phantom unit, providing for a lump sum cash amount equal to the accrued distributions from the grant date of the phantom units to be paid in cash upon the vesting date. Upon vesting, phantom unit awards may be settled, at our discretion, in cash and/or common units, but the current intention is to settle all phantom unit awards with common units.

The intrinsic value of phantom units that vested during the years ended December 31, follows.

	Year ended December 31,
	2019	2018	2017
	(In thousands)
Intrinsic value of vested LTIP awards	$5,940	$5,393	$6,657

As of December 31, 2019, the unrecognized unit-based compensation related to the SMLP LTIP was $8.5 million.  Incremental unit-based compensation will be recorded over the remaining weighted-average vesting period of approximately 1.6 years.

Unit-based compensation recognized in general and administrative expense related to awards under the SMLP LTIP follows.

	Year ended December 31,
	2019	2018	2017
	(In thousands)
SMLP LTIP unit-based compensation	$8,171	$8,328	$7,951

15. RELATED-PARTY TRANSACTIONS

Acquisitions. See Notes 1 and 17.

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

Expenses incurred by the General Partner and reimbursed by us under our Partnership Agreement were as follows:

	Year ended December 31,
	2019	2018	2017
	(In thousands)
Operation and maintenance expense	$28,643	$29,061	$27,450
General and administrative expense	32,222	30,119	30,899

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

We and Summit Investments lease certain office space and equipment under operating leases. We lease office space for our corporate headquarters as well as for corporate offices in Dallas, Denver and Atlanta and offices in and around our gathering systems for terms of between 3 and 10 years. We lease the office space to limit exposure to risks related to ownership, such as fluctuations in real estate prices. In addition, we lease equipment primarily to support our operations in response to the needs of our gathering systems for terms of between 3 and 4 years. We and Summit Investments also lease vehicles under finance leases to support our operations in response to the needs of our gathering systems for a term of 3 years. We only lease from reputable companies and our leased assets are not specialized in our industry.

Some of our leases are subject to annual escalations relating to the Consumer Price Index (“CPI”). While lease liabilities are not remeasured as a result of changes to the CPI, changes to the CPI are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred.

We have options to extend the lease term of certain office space in Texas, Colorado and West Virginia. The beginning of the noncancelable lease period for these leases ranged from 2014 to 2018 and the lease period ends between 2020 and 2028. These lease agreements contain between one and three options to renew the lease for a period of between two and five years. As of December 31, 2019, the exercise of the renewal options for these leases are not reasonably certain and, as a result, the payments associated with these renewals are not included in the measurement of the lease liability and ROU asset.

We also have options to extend the lease term of certain compression equipment used at the Summit Utica gathering system. The beginning of the noncancelable lease period for these leases was 2017 and the lease period ends in 2020. Upon expiration of the noncancelable lease period, we have the option to renew the leases on a month-to-month basis; we therefore have not included any amounts attributable to renewals in the measurement.

Our leases do not contain residual value guarantees.

In accordance with the provisions in our Revolving Credit Facility, our aggregate finance lease obligations cannot exceed $50 million in any period of twelve consecutive calendar months during the life of such leases.

In November 2019, we entered into a sublease agreement with a third party to sublease corporate office space in Houston, Texas. The noncancelable sublease period begins in 2020 and the sublease period ends in 2025. The sublease agreement contains one option to renew the lease for five years. We moved our corporate headquarters to the Houston office on March 2, 2020. Our future minimum sublease payments are approximately $1.2 million.

In March 2019, we entered into an agreement with a third party vendor to construct a transmission line to deliver electric power to the new 60 MMcf/d processing plant in the DJ Basin. The project is expected to cost approximately $7.8 million and we made an up-front payment of $3.0 million, which is included in the Property, plant and equipment, net caption on the consolidated balance sheet. During the second quarter of 2019, we exercised an option to increase the capacity of the transmission line for an additional cost of $4.3 million and we issued an irrevocable standby letter of credit payable to the vendor with an initial term of one year totaling $9.1 million, which reflects the expected remaining cost of the project. The letter of credit will automatically renew for successive twelve month periods following the initial term, subject to certain adjustments. Once construction is complete, the letter of credit will be adjusted to reflect the final construction cost. We determined the contract contained a lease based on the right to use the constructed transmission line to power the processing plant in the DJ Basin. The project is expected to be completed and the commencement date of the ROU asset will be on or before January 2021.

Our significant assumptions or judgments include the determination of whether a contract contains a lease and the discount rate used in our lease liabilities.

The rate implicit in our lease contracts is not readily determinable. In determining the discount rate used in our lease liabilities, we analyzed certain factors in our incremental borrowing rate, including collateral assumptions and the term used. Our incremental borrowing rate on the Revolving Credit Facility was 4.55% at December 31, 2019, which reflects the fixed rate at which we could borrow a similar amount, for a similar term and with similar collateral as in the lease contracts at the commencement date.

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

ROU assets (included in the Property, plant and equipment, net caption on our consolidated balance sheet) and lease liabilities (included in the Other current liabilities and Other noncurrent liabilities captions on our consolidated balance sheet) follow:

December 31,
2019
(In thousands)

ROU assets
Operating	$3,580
Finance	3,159
$6,739
Lease liabilities, current
Operating	$1,221
Finance	1,246
$2,467
Lease liabilities, noncurrent
Operating	$2,513
Finance	676
$3,189

Lease cost and Other information follow:

Year ended December 31, 2019
(In thousands)
Lease cost
Finance lease cost:
Amortization of ROU assets (included in depreciation and amortization)	$1,559
Interest on lease liabilities (included in interest expense)	102
Operating lease cost (included in general and administrative expense)	3,159
$4,820

Twelve months ended
December 31, 2019
(In thousands)
Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$3,396
Operating cash outflows from finance leases	102
Financing cash outflows from finance leases	1,873
ROU assets obtained in exchange for new operating lease liabilities	1,218
ROU assets obtained in exchange for new finance lease liabilities	1,350
Weighted-average remaining lease term (years) - operating leases	5.8
Weighted-average remaining lease term (years) - finance leases	2.0
Weighted-average discount rate - operating leases	5%
Weighted-average discount rate - finance leases	4%

We recognize total lease expense incurred or allocated to us in general and administrative expenses. Lease expense related to operating leases, including lease expense incurred on our behalf and allocated to us, was as follows:

	Year ended December 31,
	2019	2018	2017
	(In thousands)
Lease expense	$3,851	$3,928	$3,772

Future minimum lease payments due under noncancelable leases at December 31, 2019, were as follows

	December 31, 2019
	(In thousands)
	Operating	Finance
2020	$1,705	$1,299
2021	1,004	616
2022	551	76
2023	408	—
2024	240	—
2025	153	—
Thereafter	742	—
Total future minimum lease payments	$4,803	$1,991

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

A rollforward of the aggregate accrued environmental remediation liabilities follows.

Total
(In thousands)
Accrued environmental remediation, January 1, 2018	$5,344
Payments made	(3,808)
Additional accruals	4,100
Accrued environmental remediation, December 31, 2018	$5,636
Payments made	(2,284)
Additional accruals	1,299
Accrued environmental remediation, December 31, 2019	$4,651

As of December 31, 2019, we have recognized (i) a current liability for remediation effort expenditures expected to be incurred within the next 12 months and (ii) a noncurrent liability for estimated remediation expenditures and fines expected to be incurred subsequent to December 31, 2020. Each of these amounts represent our best estimate for costs expected to be incurred. Neither of these amounts has been discounted to its present value.

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

17. DISPOSITIONS, DROP DOWN TRANSACTIONS AND RESTRUCTURING

Red Rock Gathering Asset Disposition.  In December 2019, Red Rock Gathering and certain affiliates of SMLP (collectively, “the Red Rock Parties”) entered into a Purchase and Sale Agreement (the “Red Rock PSA”) pursuant to which the Red Rock Parties agreed to sell certain Red Rock Gathering system assets for a cash purchase price of $12.0 million, subject to adjustments as provided in the Red Rock PSA (the “Red Rock Sale”). Prior to closing, we recorded an impairment charge of $14.2 million based on the expected consideration and the carrying value for the Red Rock Gathering system assets. On December 2, 2019, we closed the Red Rock Sale. The impairment is included in the Long-lived asset impairment caption on the consolidated statement of operations. The financial contribution of these assets (a component of the Piceance Basin reportable segment) are included in our consolidated financial statements and footnotes for the period from January 1, 2019 through December 1, 2019.

Tioga Midstream Disposition.  In February 2019, Tioga Midstream, LLC, a subsidiary of SMLP, and certain affiliates of SMLP (collectively, “the Tioga Parties”) entered into two Purchase and Sale Agreements (the “Tioga PSAs”) with Hess Infrastructure Partners LP and Hess North Dakota Pipelines LLC (collectively, “Hess Infrastructure”), pursuant to which the Tioga Parties agreed to sell the Tioga Midstream system to Hess Infrastructure for a combined cash purchase price of $90 million, subject to adjustments as provided in the Tioga PSAs (the “Tioga Midstream Sale”). On March 22, 2019, the Tioga Parties closed the Tioga Midstream Sale and recorded a gain on sale of $0.9 million based on the difference between the consideration received and the carrying value for Tioga Midstream at closing. The gain is included in the Gain on asset sales, net caption on the consolidated statement of operations. The financial results of Tioga Midstream (a component of the Williston Basin reportable segment) are included in our consolidated financial statements and footnotes through March 22, 2019.

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

On November 7, 2019, we and SMP Holdings entered into a second amendment (the “Second Amendment”) to the Contribution Agreement between us and SMP Holdings dated February 25, 2016, as amended. On November 15, 2019, we made a cash payment of $51.75 million and issued 10,714,285 common units to SMP Holdings (the “November 2019 Prepayment”). In addition, the parties reduced the Remaining Consideration due to SMP Holdings by $19.25 million. Following the November 2019 Prepayment, the Remaining Consideration is $180.75 million. The parties also extended the final date by which we are obligated to deliver the Remaining Consideration to January 15, 2022. The Remaining Consideration remains payable to SMP Holdings in (i) cash, (ii) our common units or (iii) a combination of cash and our common units, and interest continues to accrue (and is payable quarterly in cash) at a rate of 8% per annum on any portion of the Remaining Consideration that remains unpaid after March 31, 2020. The form(s) of Remaining Consideration to be delivered by us to SMP Holdings continue to be determinable by us in our sole discretion.

The present value of the Deferred Purchase Price Obligation is reflected as a liability on our balance sheet until paid. As of December 31, 2019, the Remaining Consideration, which reflects the net present value of the $180.75 million Deferred Purchase Price Obligation, was $178.5 million on the consolidated balance sheet using a discount rate of 5.25%.

Restructuring Activities.  In 2019, our management approved and initiated a plan to restructure our operations resulting in certain management, facility and organizational changes. During the year ended December 31, 2019, we expensed costs of approximately $5.0 million associated with restructuring activities. These activities consisted primarily of employee-related costs and consulting costs in support of the project. These costs are included within the General and administrative caption on the consolidated statement of operations.

As of December 31, 2019, the components of our restructuring plan are as follows:

•

Employee-related costs — we reorganized our workforce and eliminated redundant or unneeded positions. In connection with the workforce restructuring, we expect to incur severance, benefits and other employee related costs of approximately $6.0 million to be incurred over the twelve months following December 31, 2019. During the fiscal year ended December 31, 2019, we expensed approximately $3.8 million primarily related to severance, redundant salaries, certain bonuses and other employee benefits in connection with our plan. As of December 31, 2019, we had approximately $2.7 million included in current liabilities for these costs.

•

Consultants — we engaged third-party consulting firms to assist in the evaluation of the Company’s cost structure, to help formulate the plan to implement the project, and to provide project management services for certain project initiatives. During the fiscal year ended December 31, 2019, we expensed approximately $1.2 million related to these services. As of December 31, 2019, we had approximately $0.6 million included in current liabilities for these costs. We expect to incur an additional $0.2 million related to consulting costs to be incurred over the next twelve months following December 31, 2019.

18. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by SMLP and the Guarantor Subsidiaries (see Note 10).

In December 2019, as part of our financing for the Double E Project, we formed Permian Holdco, a newly created, unrestricted subsidiary of SMLP that indirectly owns SMLP’s 70% interest in Double E. In December 2019, we executed the third amendment to the third amended and restated credit agreement that, among other things, designated Permian Holdco and Summit Permian Transmission as unrestricted subsidiaries under the Revolving Credit Facility. Prior to this amendment, Summit Permian Transmission did not have any assets or operations. In December 2019, we executed a partial release agreement that designated the Non-Guarantor Subsidiaries as unrestricted subsidiaries under the Senior Notes. As a result of these transactions, all prior periods presented have been recast to reflect this change.

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

Condensed Consolidating Balance Sheet. Balance sheets as of December 31, 2019 and 2018 follow.

	December 31, 2019
	SMLP	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating adjustments	Total
	(In thousands)
Assets
Cash and cash equivalents	$118	$611	$4,110	$109	$—	$4,948
Restricted cash	—	—	—	27,392	—	27,392
Accounts receivable	69	—	102,049	—	—	102,118
Other current assets	2,124	—	2,894	—	—	5,018
Due from affiliate	—	36,300	776,552	—	(812,852)	—
Total current assets	2,311	36,911	885,605	27,501	(812,852)	139,476
Property, plant and equipment, net	6,420	—	1,875,558	—	273	1,882,251
Intangible assets, net	—	—	232,278	—	—	232,278
Investment in equity method investees	—	—	275,000	35,002	(274)	309,728
Other noncurrent assets	3,152	6,167	29	370	—	9,718
Investment in subsidiaries	1,758,547	3,198,079	—	—	(4,956,626)	—
Total assets	$1,770,430	$3,241,157	$3,268,470	$62,873	$(5,769,479)	$2,573,451

Liabilities and Capital
Trade accounts payable	$657	$—	$23,758	$—	$—	$24,415
Accrued expenses	1,649	—	9,536	297	—	11,482
Due to affiliate	777,077	—	—	—	(776,766)	311
Deferred revenue	—	—	13,493	—	—	13,493
Ad valorem taxes payable	14	—	8,463		—	8,477
Accrued interest	—	12,311	—	—	—	12,311
Accrued environmental remediation	—	—	1,725	—	—	1,725
Other current liabilities	7,342	—	4,591		—	11,933
Total current liabilities	786,739	12,311	61,566	297	(776,766)	84,147
Long-term debt	—	1,470,299	—	—	—	1,470,299
Noncurrent Deferred Purchase Price Obligation	178,453	—	—	—	—	178,453
Noncurrent deferred revenue	—	—	38,709	—	—	38,709
Noncurrent accrued environmental remediation	—	—	2,926	—	—	2,926
Other noncurrent liabilities	5,635	—	2,316	—	—	7,951
Total liabilities	970,827	1,482,610	105,517	297	(776,766)	1,782,485

Total mezzanine capital	—	—	—	27,450	—	27,450

Total partners' capital	799,603	1,758,547	3,162,953	35,126	(4,992,713)	763,516
Total liabilities, mezzanine capital and partners' capital	$1,770,430	$3,241,157	$3,268,470	$62,873	$(5,769,479)	$2,573,451

	December 31, 2018
	SMLP	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating adjustments	Total
	(In thousands)
Assets
Cash and cash equivalents	$185	$230	$3,930	$—	$—	$4,345
Accounts receivable	321	—	97,615	—	—	97,936
Other current assets	1,179	—	2,792	—	—	3,971
Due from affiliate	—	—	593,384	—	(593,384)	—
Total current assets	1,685	230	697,721	—	(593,384)	106,252
Property, plant and equipment, net	5,813	—	1,948,280	9,620	—	1,963,713
Intangible assets, net	—	—	273,416	—	—	273,416
Goodwill	—	—	16,211	—	—	16,211
Investment in equity method investees	—	—	649,250	—	—	649,250
Other noncurrent assets	3,183	8,511	26	—	—	11,720
Investment in subsidiaries	2,096,717	3,461,921	—	—	(5,558,638)	—
Total assets	$2,107,398	$3,470,662	$3,584,904	$9,620	$(6,152,022)	$3,020,562

Liabilities and Partners' Capital
Trade accounts payable	$275	$—	$35,831	$2,308	$—	$38,414
Accrued expenses	1,106	—	20,857	—	—	21,963
Due to affiliate	482,384	103,928	—	—	(586,072)	240
Deferred revenue	—	—	11,467	—	—	11,467
Ad valorem taxes payable	14	—	10,536	—	—	10,550
Accrued interest	—	12,286	—	—	—	12,286
Accrued environmental remediation	—	—	2,487	—	—	2,487
Other current liabilities	7,306	—	5,339	—	—	12,645
Total current liabilities	491,085	116,214	86,517	2,308	(586,072)	110,052
Long-term debt	—	1,257,731	—	—	—	1,257,731
Noncurrent Deferred Purchase Price Obligation	383,934	—	—	—	—	383,934
Noncurrent deferred revenue	—	—	39,504	—	—	39,504
Noncurrent accrued environmental remediation	—	—	3,149	—	—	3,149
Other noncurrent liabilities	3,843	—	1,125	—	—	4,968
Total liabilities	878,862	1,373,945	130,295	2,308	(586,072)	1,799,338

Total partners' capital	1,228,536	2,096,717	3,454,609	7,312	(5,565,950)	1,221,224
Total liabilities partners' capital	$2,107,398	$3,470,662	$3,584,904	$9,620	$(6,152,022)	$3,020,562

Condensed Consolidating Statement of Operations. For the purposes of the following condensed consolidating statements of operations, we allocate general and administrative expenses recognized at the SMLP parent to the Guarantor Subsidiaries and Non-Guarantor Subsidiaries to reflect what those entities' results would have been had they operated on a stand-alone basis. Statements of operation for the years ended December 31, 2019, 2018 and 2017 follow.

	Year ended December 31, 2019
	SMLP	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating adjustments	Total
	(In thousands)
Revenues:
Gathering services and related fees	$—	$—	$326,747		$—	$326,747
Natural gas, NGLs and condensate sales	—	—	86,994	—	—	86,994
Other revenues	—	—	29,787		—	29,787
Total revenues	—	—	443,528	—	—	443,528
Costs and expenses:
Cost of natural gas and NGLs	—	—	63,438	—	—	63,438
Operation and maintenance	—	—	97,587	—	—	97,587
General and administrative	—	—	54,139	—	—	54,139
Depreciation and amortization	2,604	—	107,602	—	—	110,206
Transaction costs	1,788	—	—	—	—	1,788
Loss (gain) on asset sales, net	9	—	(1,545)	—	—	(1,536)
Long-lived asset impairment	—	—	60,507	—	—	60,507
Goodwill impairment	—	—	16,211	—	—	16,211
Total costs and expenses	4,401	—	397,939	—	—	402,340
Other income	451	—	—	—	—	451
Interest expense	—	(74,327)	(102)	—	—	(74,429)
Deferred Purchase Price Obligation	1,982	—	—	—	—	1,982
(Loss) income before income taxes and loss from equity method investees	(1,968)	(74,327)	45,487	—	—	(30,808)
Income tax expense	(1,174)	—	—	—	—	(1,174)
Loss from equity method investees	—	—	(336,950)	(901)	—	(337,851)
Equity in earnings of consolidated subsidiaries	(366,691)	(292,364)	—	—	659,055	—
Net (loss) income	$(369,833)	$(366,691)	$(291,463)	$(901)	$659,055	$(369,833)

	Year ended December 31, 2018
	SMLP	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating adjustments	Total
	(In thousands)
Revenues:
Gathering services and related fees	$—	$—	$344,616	$—	$—	$344,616
Natural gas, NGLs and condensate sales	—	—	134,834	—	—	134,834
Other revenues	—	—	27,203	—	—	27,203
Total revenues	—	—	506,653	—	—	506,653
Costs and expenses:
Cost of natural gas and NGLs	—	—	107,661	—	—	107,661
Operation and maintenance	—	—	96,878	—	—	96,878
General and administrative	—	—	52,877	—	—	52,877
Depreciation and amortization	1,743	—	105,357	—	—	107,100
Long-lived asset impairment	—	—	7,186	—	—	7,186
Total costs and expenses	1,743	—	369,959	—	—	371,702
Other income	(169)	—	—	—	—	(169)
Interest expense	—	(60,442)	(93)	—	—	(60,535)
Deferred Purchase Price Obligation	(20,975)	—	—	—	—	(20,975)
Income (loss) before income taxes and loss from equity method investees	(22,887)	(60,442)	136,601	—	—	53,272
Income tax expense	(33)	—	—	—	—	(33)
Loss from equity method investees	—	—	(10,888)	—	—	(10,888)
Equity in earnings of consolidated subsidiaries	65,271	125,713	—	—	(190,984)	—
Net income	$42,351	$65,271	$125,713	$—	$(190,984)	$42,351

	Year ended December 31, 2017
	SMLP	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating adjustments	Total
	(In thousands)
Revenues:
Gathering services and related fees	$—	$—	$394,427	$—	$—	$394,427
Natural gas, NGLs and condensate sales	—	—	68,459	—	—	68,459
Other revenues	—	—	25,855	—	—	25,855
Total revenues	—	—	488,741	—	—	488,741
Costs and expenses:
Cost of natural gas and NGLs	—	—	57,237	—	—	57,237
Operation and maintenance	—	—	93,882	—	—	93,882
General and administrative	—	—	54,681	—	—	54,681
Depreciation and amortization	1,101	—	114,374	—	—	115,475
Transaction costs	73	—	—	—	—	73
Gain on asset sales, net	—	—	527	—	—	527
Long-lived asset impairment	—	—	188,702	—	—	188,702
Total costs and expenses	1,174	—	509,403	—	—	510,577
Other income	298	—	—	—	—	298
Interest expense	—	(68,080)	(51)	—	—	(68,131)
Early extinguishment of debt	—	(22,039)	—	—	—	(22,039)
Deferred Purchase Price Obligation	200,322	—	—	—	—	200,322
Loss before income taxes and loss from equity method investees	199,446	(90,119)	(20,713)	—	—	88,614
Income tax expense	(341)	—	—	—	—	(341)
Loss from equity method investees	—	—	(2,223)	—	—	(2,223)
Equity in loss of consolidated subsidiaries	(113,055)	(22,936)	—	—	135,991	—
Net loss	$86,050	$(113,055)	$(22,936)	$—	$135,991	$86,050

Condensed Consolidating Statement of Cash Flows. Statement of cash flows for the years ended December 31, 2019, 2018 and 2017 follow.

	Year ended December 31, 2019
	SMLP	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating adjustments	Total
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$5,811	$(69,891)	$246,492	$(75)	$—	$182,337

Cash flows from investing activities:
Capital expenditures	(1,323)	—	(163,379)	(17,589)	—	(182,291)
Proceeds from asset sales	—	—	102,111	—	—	102,111
Distributions from equity method investment	—	—	—	7,313	—	7,313
Investment in equity method investee	—	—	—	(18,316)	—	(18,316)
Other, net	314	—	(1)	—	—	313
Advances to affiliates	(28,776)	(140,229)	(183,170)	—	352,175	—
Net cash (used in) provided by investing activities	(29,785)	(140,229)	(244,439)	(28,592)	352,175	(90,870)

Cash flows from financing activities:
Distributions to unitholders	(116,624)	—	—	—	—	(116,624)
Distributions to Series A Preferred unitholders	(28,500)	—	—	—	—	(28,500)
Borrowings under Revolving Credit Facility	—	369,000	—	—	—	369,000
Repayments under Revolving Credit Facility	—	(158,000)	—	—	—	(158,000)
Repayment of Deferred Purchase Price Obligation	(151,750)	—	—	—	—	(151,750)
Debt issuance costs	—	(499)	—	—	—	(499)
Proceeds from the issuance of Series A preferred units, net of costs	—	—	—	27,392	—	27,392
Other, net	(2,618)	—	(1,873)		—	(4,491)
Advances from affiliates	323,399	—	—	28,776	(352,175)	—
Net cash (used in) provided by financing activities	23,907	210,501	(1,873)	56,168	(352,175)	(63,472)
Net change in cash, cash equivalents and restricted cash	(67)	381	180	27,501	—	27,995
Cash, cash equivalents and restricted cash, beginning of period	185	230	3,930	—	—	4,345
Cash, cash equivalents and restricted cash, end of period	$118	$611	$4,110	$27,501	$—	$32,340

	Year ended December 31, 2018
	SMLP	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating adjustments	Total
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$7,470	$(56,181)	$276,640	$—	$—	$227,929

Cash flows from investing activities:
Capital expenditures	(3,323)	—	(189,951)	(7,312)	—	(200,586)
Proceeds from asset sales	—	—	496	—	—	496
Contributions to equity method investees	—	—	(4,924)	—	—	(4,924)
Purchase of noncontrolling interest	(10,981)	—	—	—	—	(10,981)
Other, net	(284)	—	—	—	—	(284)
Advances to affiliates	(7,312)	(148,320)	(78,287)	—	233,919	—
Net cash provided by (used in) investing activities	(21,900)	(148,320)	(272,666)	(7,312)	233,919	(216,279)

Cash flows from financing activities:
Distributions to unitholders	(180,705)	—	—	—	—	(180,705)
Distributions to Series A Preferred unitholders	(28,500)	—	—	—	—	(28,500)
Borrowings under Revolving Credit Facility	—	289,000	—	—	—	289,000
Repayments under Revolving Credit Facility	—	(84,000)	—	—	—	(84,000)
Debt issuance costs	—	(344)	—	—	—	(344)
Other, net	(2,913)	—	(1,273)	—	—	(4,186)
Advances from affiliates	226,607	—	—	7,312	(233,919)	—
Net cash (used in) provided by financing activities	14,489	204,656	(1,273)	7,312	(233,919)	(8,735)
Net change in cash and cash equivalents	59	155	2,701	—	—	2,915
Cash and cash equivalents, beginning of period	126	75	1,229	—	—	1,430
Cash and cash equivalents, end of period	$185	$230	$3,930	$—	$—	$4,345

	Year ended December 31, 2017
	SMLP	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating adjustments	Total
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$7,122	$(68,915)	$299,625	$—	$—	$237,832

Cash flows from investing activities:
Capital expenditures	(3,041)	—	(121,174)	—	—	(124,215)
Proceeds from asset sales	—	—	2,300	—	—	2,300
Contributions to equity method investees	—	—	(25,513)	—	—	(25,513)
Purchase of noncontrolling interest	(797)	—	—	—	—	(797)
Other, net	(458)	—	—	—	—	(458)
Advances to affiliates	(278,493)	—	(148,229)	—	426,722	—
Net cash used in investing activities	(282,789)	—	(292,616)	—	426,722	(148,683)

Cash flows from financing activities:
Distributions to unitholders	(179,103)	—	—	—	—	(179,103)
Distributions to Series A Preferred unitholders	(2,375)	—	—	—	—	(2,375)
Borrowings under Revolving Credit Facility	—	247,500	—	—	—	247,500
Repayments under Revolving Credit Facility	—	(634,500)	—	—	—	(634,500)
Debt issuance costs	—	(16,390)	—	—	—	(16,390)
Payment of redemption and call premiums on senior notes	—	(17,932)	—	—	—	(17,932)
Proceeds from ATM Program issuances, net of costs	17,078	—	—	—	—	17,078
Proceeds from issuance of Series A preferred units, net of costs	293,238	—	—	—	—	293,238
Contribution from General Partner	465	—	—	—	—	465
Issuance of senior notes	—	500,000	—	—	—	500,000
Tender and redemption of senior notes	—	(300,000)	—	—	—	(300,000)
Other, net	(2,437)	—	(691)	—	—	(3,128)
Advances from affiliates	148,229	290,261	(11,768)	—	(426,722)	—
Net cash provided by (used in) financing activities	275,095	68,939	(12,459)	—	(426,722)	(95,147)
Net change in cash and cash equivalents	(572)	24	(5,450)	—	—	(5,998)
Cash and cash equivalents, beginning of period	698	51	6,679	—	—	7,428
Cash and cash equivalents, end of period	$126	$75	$1,229	$—	$—	$1,430

19. UNAUDITED QUARTERLY FINANCIAL DATA

Summarized information on the consolidated results of operations for each of the quarters during the two-year period ended December 31, 2019, follows.

	Quarter ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
	(In thousands, except per-unit amounts)
Total revenues	$112,247	$100,187	$99,686	$131,408

Net (loss) income attributable to SMLP	$(327,083)	$(10,645)	$4,809	$(36,914)
Less net income and IDRs attributable to General Partner	—	—	—	12
Less net income attributable to Series A Preferred Units	7,125	7,125	7,125	7,125
Less net income attributable to Subsidiary Series A Preferred Units	58	—	—	—
Net loss attributable to common limited partners	$(334,266)	$(17,770)	$(2,316)	$(44,051)

Loss per limited partner unit:
Common unit - basic	$(3.79)	$(0.21)	$(0.03)	$(0.58)
Common unit - diluted	$(3.79)	$(0.21)	$(0.03)	$(0.58)

	Quarter ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
	(In thousands, except per-unit amounts)
Total revenues	$133,671	$127,479	$128,183	$117,320

Net income (loss) attributable to SMLP	$38,654	$57,430	$(49,971)	$(3,930)
Less net income and IDRs attributable to General Partner	2,907	3,279	1,140	2,058
Less net income attributable to Series A Preferred Units	7,125	7,125	7,125	7,125
Net income (loss) attributable to common limited partners	$28,622	$47,026	$(58,236)	$(13,113)

Earnings (loss) per limited partner unit:
Common unit - basic	$0.39	$0.64	$(0.79)	$(0.18)
Common unit - diluted	$0.39	$0.64	$(0.79)	$(0.18)

20. SUBSEQUENT EVENTS

We have evaluated subsequent events for recognition or disclosure in the consolidated financial statements and no events have occurred that require adjustment to or disclosure in the consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in, or disagreements with, accountants on accounting and financial disclosure matters during the years ended December 31, 2019 and 2018.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in SMLP’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter of 2019 that have materially affected, or are reasonably likely to materially affect, SMLP's internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our General Partner is responsible for establishing and maintaining adequate internal control over financial reporting for the Partnership. With our participation, an evaluation of the effectiveness of our internal control over financial reporting was conducted as of December 31, 2019, based on the framework and criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2019. Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting, included below of this report.

/s/ Heath Deneke
Heath Deneke
President and Chief Executive Officer, Summit Midstream GP, LLC (the General Partner of SMLP)

/s/ Marc D. Stratton
Marc D. Stratton
Executive Vice President and Chief Financial Officer, Summit Midstream GP, LLC (the General Partner of SMLP)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Summit Midstream, GP, LLC and the unitholders of Summit Midstream Partners, LP Houston, Texas

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Summit Midstream Partners, LP and subsidiaries (the "Partnership") as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Partnership and our report dated March 9, 2020 expressed an unqualified opinion on those financial statements based on our audit and the report of other auditors.

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
March 9, 2020

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Management of Summit Midstream Partners, LP

We are managed by the directors and executive officers of our General Partner, Summit Midstream GP, LLC. Our General Partner is not elected by our unitholders and will not be subject to re-election in the future. Summit Investments, which is controlled by Energy Capital Partners, owns and controls SMP Holdings, the sole owner of our General Partner. SMP Holdings has the right to appoint the entire Board of Directors, including our independent directors. All decisions of the Board of Directors will require the affirmative vote of a majority of all of the directors constituting the board, provided that such majority includes at least a majority of the directors designated as an "Energy Capital Partner Designated Director" by Energy Capital Partners. The Energy Capital Partner Designated Directors are Matthew F. Delaney, Peter Labbat, Thomas K. Lane, Scott A. Rogan and Jeffrey R. Spinner. Our unitholders are not entitled to directly or indirectly participate in our management or operations. Our General Partner is liable, as General Partner, for all of our debts (to the extent not paid from our assets), except for indebtedness (including the outstanding indebtedness under our Revolving Credit Facility) or other obligations that are made specifically nonrecourse to it. Whenever possible, we intend to incur indebtedness that is nonrecourse to our General Partner.

Our General Partner's limited liability company agreement provides that the Board of Directors must obtain the approval of members representing a majority interest in our General Partner for certain actions affecting us. These include actions related to:

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

Committees of the Board of Directors

The Board of Directors has an Audit Committee, a Conflicts Committee and a Compensation Committee and may have such other committees as the Board of Directors shall determine from time to time.

The table below shows the current membership of each standing board committee and indicates which directors are independent directors.

Name	Audit Committee	Conflicts Committee	Compensation Committee	Independent Director
Matthew F. Delaney				No
Heath Deneke				No
Lee Jacobe	Member	Member		Yes
Peter Labbat				No
Thomas K. Lane			Chair	No
Jerry L. Peters	Chair	Member		Yes
Scott A. Rogan				No
Jeffrey R. Spinner			Member	No
Robert M. Wohleber	Member	Chair	Member	Yes

Each of the standing committees of the Board of Directors will have the composition and responsibilities described below.

Audit Committee.  Mr. Jacobe, Mr. Peters and Mr. Wohleber serve as the members of the Audit Committee. Mr. Peters serves as the chair of our Audit Committee. In this role, Mr. Peters satisfies the SEC and New York Stock Exchange rules regarding independence and qualifies as an Audit Committee financial expert.

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

Conflicts Committee.  At the direction of our General Partner, our Conflicts Committee will review specific matters that may involve conflicts of interest in accordance with the terms of our Partnership Agreement. The Conflicts Committee will determine the resolution of the conflict of interest that is in the best interests of the Partnership. There is no requirement that our General Partner seek the approval of the Conflicts Committee for the resolution of any conflict. The members of the Conflicts Committee may not be officers or employees of our General Partner or directors, officers, or employees of any of its affiliates. They may not hold any ownership interest in our General Partner or us and our subsidiaries other than common units and other awards that are granted under our incentive plans in place from time to time. Furthermore, the members of the Conflicts Committee must meet the independence and experience standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors. Mr. Jacobe, Mr. Peters and Mr. Wohleber currently serve as the members of our Conflicts Committee, with Mr. Wohleber serving as chair of the committee.

Any matters approved by the Conflicts Committee in good faith will be conclusively deemed to be approved by all of our partners and not a breach by our General Partner of any duties it may owe us or our unitholders. Any unitholder challenging any matter approved by the Conflicts Committee will have the burden of proving that the members of the Conflicts Committee did not subjectively believe that the matter was in the best interests of the Partnership. Moreover, any acts taken or omitted to be taken in reliance upon the advice or opinions of experts such as legal counsel, accountants, appraisers, management consultants and investment bankers, where our General Partner (or any members of the Board of Directors including any member of the Conflicts Committee) reasonably believes the advice or opinion to be within such person's professional or expert competence, shall be conclusively presumed to have been taken or omitted in good faith.

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

Directors and Executive Officers

Directors of our General Partner are appointed for a term of one year and hold office until their successors have been elected or qualified or until the earlier of their death, resignation, removal or disqualification. Officers serve at the discretion of the Board of Directors.

The following table shows information for the directors and executive officers of our General Partner as of February 27, 2020.

Name	Age	Position with Summit Midstream GP, LLC
Heath Deneke	46	President and Chief Executive Officer, Director
Leonard W. Mallett	63	Executive Vice President and Chief Operations Officer
Marc D. Stratton	42	Executive Vice President and Chief Financial Officer
Brock M. Degeyter	43	Executive Vice President, General Counsel and Chief Compliance Officer
Louise E. Matthews	50	Executive Vice President and Chief Administration Officer
Matthew F. Delaney	33	Director
Lee Jacobe	52	Director
Peter Labbat	54	Director
Thomas K. Lane	63	Director
Jerry L. Peters	62	Director
Scott A. Rogan	49	Director
Jeffrey R. Spinner	38	Director
Robert M. Wohleber	69	Director

Heath Deneke has been President and Chief Executive Officer and a director of our General Partner since his appointment effective September 16, 2019. Prior to joining our General Partner, Mr. Deneke served as Executive Vice President, Chief Operating Officer for Crestwood Equity Partners LP and Crestwood Midstream Partners LP from August 2017 through April 2019. Previously, Mr. Deneke was the President, Chief Operating Officer of Crestwood’s Pipeline Services Group from June 2015 to August 2017, where he was responsible for the commercial development and operations of Crestwood’s midstream businesses, including assets in the Marcellus, Bakken, PRB Niobrara, Delaware, Permian, Barnett, Granite Wash, Fayetteville and Haynesville shale plays. Prior to that, he served as President of Crestwood’s Natural Gas Business Unit from October 2013 to June 2015 and as Senior Vice President and Chief Commercial Officer of Crestwood’s legacy business from August 2012 until October 2013. Prior to joining Crestwood, Mr. Deneke served in various management positions at El Paso Corporation and its affiliates, including Vice President of Project Development and Engineering for the Pipeline Group, Director of Marketing and Asset Optimization for Tennessee Gas Pipeline Company, LLC and Manager of Business Development and Strategy for Southern Natural Gas Company, LLC. Mr. Deneke holds a bachelor’s degree in Mechanical Engineering from Auburn University.

Leonard W. Mallett has been Executive Vice President and Chief Operating Officer of our General Partner since December 2015, and also served as President and Chief Executive Officer and director of our General Partner on an interim basis from February 21, 2019 until Mr. Deneke’s appointment effective September 16, 2019. Prior to joining our General Partner, Mr. Mallett served as Senior Vice President of Engineering for Enterprise, where he was responsible for the engineering, project management, sourcing and technical support functions supporting all of Enterprise’s pipeline and related plants. Mr. Mallett began his career with TEPPCO as a Project Engineer and spent the next three decades working with TEPPCO and successor entities in various engineering, transportation, and operations roles. At the end of 2006, Enterprise bought TEPPCO’s General Partner from Duke Energy Field Services, at which time Mr. Mallett was serving as SVP of Operations for TEPPCO. Post-merger, Mr. Mallett was named SVP-Environmental, Health and Safety. Mr. Mallett holds a Bachelor of Science in Mechanical Engineering from Prairie View A&M University and a Master of Business Administration from Houston Baptist University.

Marc D. Stratton has been the Executive Vice President and Chief Financial Officer of our General Partner since December 2018. Mr. Stratton joined Summit Investments as a founding member in 2009 and has held various senior management roles at the Company including, Senior Vice President of Finance, Treasurer and Head of Investor Relations. Prior to joining the Company, Mr. Stratton served as a midstream infrastructure investment analyst at ING Investment Management and, prior to that, as Vice President of Project Finance at SunTrust Robinson Humphrey. Mr. Stratton has over 17 years of oil and gas industry experience in corporate finance and holds a bachelor’s degree in Economics from Denison University.

Brock M. Degeyter has been the Executive Vice President, General Counsel and Chief Compliance Officer of our General Partner since March 2015. Previously, he served as Senior Vice President and General Counsel from January 2012 until March 2015. Mr. Degeyter has been the Chief Compliance Officer of our General Partner since January 2014. Mr. Degeyter also served as Secretary of our General Partner from May 2012 until February 21, 2019. Prior to joining Summit Investments, Mr. Degeyter worked in the corporate legal department for Energy Future Holdings (formerly TXU Corp.) from January 2007 through December 2011 where he served as Director of Corporate Governance and Senior Counsel. Prior to joining Energy Future Holdings, Mr. Degeyter was engaged in private practice with the firm of Correro Fishman Haygood Phelps Walmsley & Casteix LLP from May 2002 through December 2006. Mr. Degeyter is licensed to practice law in the states of Texas and Louisiana. Mr. Degeyter received a B.A. in Political Science from Louisiana State University and a J.D. from Loyola University College of Law in New Orleans.

Louise E. Matthews has been Executive Vice President and Chief Administration Officer since February 21, 2019. Previously, she served as Senior Vice President, Human Resources and Corporate Communications from March 2016 to February 2019, and Vice President, Human Resources from May 2013 to March 2016. Prior to joining our General Partner, Ms. Matthews served as Senior Vice President at SunTrust Bank (“SunTrust”) from November 2010 to May 2013, leading the Human Resources organization supporting Enterprise Technology and Operations for all segments, including Wholesale, Investment Banking, Retail and Corporate Functions. While with SunTrust, Ms. Matthews also served as a certified executive coach. Prior to her time at SunTrust, Ms. Matthews served as Vice President of Human Resources with ING Investment Management. Ms. Matthews has also served as HR Director for Sprint, Integrated Health Services and Jekyll Island Authority. Ms. Matthews earned her Master of Business Administration and Bachelor of Business Administration from Georgia Southern University. Ms. Matthews intends to resign from her position as an executive officer of the General Partner and terminate her employment with the Company effective April 30, 2020.

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

Lee Jacobe has served as a director of our General Partner since April 2019. Mr. Jacobe currently serves as an advisor with respect to energy investments for Kelso & Company, a New York based private equity firm. From 2008 through 2018, Mr. Jacobe was involved in various capacities at Barclays Investment Banking – Energy Group, including head of the firm’s midstream coverage effort, co-head of its US Oil & Gas group, and Vice Chairman of the firm. From 1993 through 2008, Mr. Jacobe was an investment banker in the energy group at Lehman Brothers, including serving as a managing director from 2001–2008. Mr. Jacobe began his investment banking career at Wasserstein Perella & Co. in 1990. He has a B.B.A., with a major in Finance, from the University of Texas at Austin. Mr. Jacobe has valuable and extensive experience in the energy banking sector, including a vast array of experience in corporate finance, capital structure, and the evaluation of financial risks associated with publicly traded partnerships that invest in midstream infrastructure.

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

Thomas K. Lane has served as director of our General Partner since May 2012 and was appointed to the board in connection with his affiliation with Energy Capital Partners, which controls Summit Investments, the sole owner of SMP Holdings, the entity that owns and controls our General Partner. Additionally, Mr. Lane serves as the chair of the Compensation Committee. Mr. Lane has served on the board of WEC Energy Group since January 2020 and is Vice Chairman of Energy Capital Partners. He was previously a partner of Energy Capital Partners from 2005 to 2016. Prior to joining Energy Capital Partners, Mr. Lane worked for 17 years in the Investment Banking Division at Goldman Sachs. As a Managing Director at Goldman Sachs, Mr. Lane had senior-level coverage responsibility for electric and gas utilities, independent power companies and merchant energy companies throughout the United States. Mr. Lane received a B.A. in economics from Wheaton College and an MBA from the University of Chicago. Mr. Lane was selected to serve as a director on the board due to his affiliation with Energy Capital Partners, his knowledge of the energy industry and his financial and business expertise.

Jerry L. Peters has served as a director of our General Partner since September 2012. Additionally, Mr. Peters served as the chair of the Conflicts Committee of our General Partner until November 2012 and serves as the chair and financial expert of the Audit Committee of our General Partner. Mr. Peters served as the Chief Financial Officer of Green Plains Inc., a publicly traded vertically-integrated ethanol producer, from June 2007 until his retirement in September 2017. In 2015, Mr. Peters was appointed Chief Financial Officer and Director of the General Partner of Green Plains Partners LP, a publicly traded partnership engaged in fuel storage and transportation services. He retired from his role as Chief Financial Officer of the General Partner of Green Plains Partners LP in September 2017, but remains on the Board of Directors. Prior to joining Green Plains, Mr. Peters served as Senior Vice President—Chief Accounting Officer for ONEOK Partners, L.P. from May 2006 to April 2007, as Chief Financial Officer of ONEOK Partners, L.P. from July 1994 to May 2006, and in various senior management roles of ONEOK Partners, L.P. from 1985 to May 2006. Prior to joining ONEOK Partners, Mr. Peters was employed by KPMG LLP as a certified public accountant from 1980 to 1985. In October 2017, Mr. Peters joined the board of the general partner of USA Compression Partners LP and served as chair and financial expert of the audit committee thereof. Mr. Peters resigned from the board of the general partner of USA Compression Partners LP in March 2018. Mr. Peters received an MBA from Creighton University with an emphasis in finance and a B.S. in Business Administration from the University of Nebraska—Lincoln. Mr. Peters' extensive executive, financial and operational experience bring important and necessary skills to the Board of Directors.

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

Code of Business Conduct and Ethics

The Board of Directors has adopted a Code of Business Conduct and Ethics which sets forth SMLP’s policy with respect to business ethics and conflicts of interest. The Code of Business Conduct and Ethics is intended to ensure that the employees, officers and directors of SMLP and its General Partner conduct business with the highest standards of integrity and in compliance with all applicable laws and regulations. It applies to the employees, officers and directors of SMLP and its General Partner, including the principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions (the "Senior Financial Officers"). The Code of Business Conduct and Ethics also incorporates expectations of the Senior Financial Officers that enable us to provide accurate and timely disclosure in our filings with the SEC and other public communications. The Code of Business Conduct and Ethics is publicly available on our website under the "Corporate Governance" subsection of the “Investors” section at www.summitmidstream.com and is also available free of charge on written request to the Secretary at the Woodlands office address given under the "Contact" section on our website.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires SMLP's directors and executive officers, and persons who own more than 10% of a registered class of our securities, to file with the SEC initial reports of ownership and reports of changes in ownership of SMLP's common units and other equity securities. Based on our records, we believe that all directors, executive officers and persons who own more than 10% of our common units have complied with the reporting requirements of Section 16(a) except for the following. On February 7, 2020, Energy Capital Partners II, LLC and Summit Midstream Partners, LLC filed delinquent Section 16(a) reports relating to the second amendment to that certain Contribution Agreement between SMP Holdings and the Partnership dated February 25, 2016, as amended, pursuant to which the Partnership issued 10,714,285 common units to SMP Holdings on November 15, 2019.

Item 11. Executive Compensation.

This Compensation Discussion and Analysis (“CD&A”) provides information regarding the compensation of certain of our executive officers as reported in the Summary Compensation Table and other tables in this document. In this CD&A, we review the compensation decisions and rationale for those decisions relating to the three persons who served as our principal executive officer during the past fiscal year, the person who served as our principal financial officer during the past fiscal year, and our next three most highly compensated executive officers.

The following describes the material components of our executive compensation program for the following individuals, who are referred to as the "Named Executive Officers" or “NEOs”:

• Heath Deneke, President and Chief Executive Officer (1)

• Steven J. Newby, former President and Chief Executive Officer (2)

• Leonard W. Mallett, Executive Vice President and Chief Operations Officer (3)

• Marc D. Stratton, Executive Vice President and Chief Financial Officer

• Brock M. Degeyter, Executive Vice President, General Counsel and Chief Compliance Officer

• Brad N. Graves, Executive Vice President and Chief Commercial Officer (4)

•	Louise E. Matthews, Executive Vice President and Chief Administration Officer

(1) Mr. Deneke was appointed President and Chief Executive Officer effective September 16, 2019.

(2) Mr. Newby served as our President and Chief Executive Officer until his resignation effective February 21, 2019. Mr. Newby’s employment terminated effective February 28, 2019.

(3) Mr. Mallett served as our President and Chief Executive Officer on an interim basis from February 21, 2019, the date of Mr. Newby’s resignation, until the appointment of Mr. Deneke effective September 16, 2019.

(4) Mr. Graves’ employment terminated effective December 31, 2019.

The NEOs are employees of Summit Investments and executive officers of our General Partner. Certain of the NEOs split their working time between SMLP's business and their responsibilities for Summit Investments and its affiliates other than us. Under the terms of our Partnership Agreement, our General Partner determines the portion of the NEOs' compensation that is allocated to us. The percentage of total compensation allocated to us in 2019 for each NEO is as follows: 100% for Mr. Deneke; 55% for Mr. Newby; 87.5% for Mr. Mallett; 75% for Mr. Stratton; 70% for Mr. Degeyter; 80% for Mr. Graves; and 95% for Ms. Matthews.

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

Compensation of Named Executive Officers

The Compensation Committee establishes the target total direct compensation of our executives and administers other benefit programs. The Compensation Committee engages an independent compensation consultant (the “Compensation Consultant”) who provides the Compensation Committee with data, analysis and advice on the structure and level of executive compensation. The Compensation Consultant participates in Compensation Committee meetings and executive sessions of the Compensation Committee meetings as requested. The Compensation Consultant may work with our management on various matters for which the Compensation Committee is responsible. However, the Compensation Committee, not management, directs the activities of the Compensation Consultant. We consider the Compensation Consultant to be independent of the Partnership according to current NYSE listing requirements and SEC guidance. BDO USA L.L.P. served as Compensation Consultant until September 2019 when it was replaced by Willis Towers Watson.

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

During the Compensation Committee’s annual review of executive compensation, the Compensation Consultant provided the Compensation Committee with an analysis of positions comparable to the NEOs at peer companies. To develop these exhibits, information from peer company public filings was compiled, including public company proxy statements and annual reports on Form 10-K. The peer group used for 2019 executive compensation consisted of publicly traded midstream companies with whom we compete for executive talent.

The peer group comprised the following companies:

Crestwood Equity Partners, LP	NuStar Energy, LP
DCP Midstream, LP	Phillips 66 Partners LP
Enable Midstream Partners, LP	SemGroup Corporation
EQM Midstream Partners, LP	Tallgrass Energy, LP
Genesis Energy, LP	Targa Resources Corp.
Hess Midstream Partners, LP
Noble Midstream Partners, LP

The compensation analysis encompassed the primary components of total direct compensation, including annual base salary, annual short-term incentive and long-term incentive awards for the NEOs of these peer group companies. The Compensation Committee considered the information provided to ascertain whether the compensation of our NEOs is aligned with our compensation philosophy and competitive with the compensation for executive officers of the peer group companies. The Compensation Committee reviewed the compensation analysis to confirm that our compensation programs were supporting a competitive total compensation approach that emphasizes incentive-based compensation and appropriately rewards achievement of our objectives. For 2019, the target total direct compensation for the NEOs as set by the Compensation Committee is summarized below. Each element is further discussed in this CD&A.

Components of Executive Compensation

Name and Principal Position (1)	Base Salary ($)	2019 Target Annual Bonus: Percent of Base Salary (%)	2019 Target LTIP Award: Percent of Base Salary (%)	2019 LTIP Target Award Value ($)	2019 Target Total Direct Compensation ($)
Heath Deneke (2) (3)
President and Chief Executive Officer	600,000	150	275	1,650,000	3,150,000
Marc D. Stratton
Executive Vice President and Chief Financial Officer	350,000	100	150	525,000	1,225,000
Brock M. Degeyter
Executive Vice President, General Counsel and Chief Compliance Officer	380,000	100	150	570,000	1,330,000
Brad N. Graves (4)
Executive Vice President and Chief Commercial Officer	400,000	100	150	600,000	1,400,000
Leonard W. Mallett (5)
Executive Vice President and Chief Operations Officer	400,000	100	150	600,000	1,400,000
Louise E. Matthews
Executive Vice President and Chief Administration Officer	300,000	100	150	450,000	1,050,000

(1) Mr. Newby is omitted from this table because he resigned from his position as President and Chief Executive Officer effective February 21, 2019, before the Compensation Committee’s annual review and setting of the NEOs’ target total direct compensation.

(2) Mr. Deneke was appointed President and Chief Executive Officer effective September 16, 2019. Because Mr. Deneke was hired after the Compensation Committee’s annual review of executive compensation, the Compensation Committee played no role in the determination of Mr. Deneke’s target total direct compensation in 2019. Instead, Mr. Deneke’s target total direct compensation was determined by the General Partner and is reflected in his employment agreement.

(3) Although Mr. Deneke’s target annual bonus set forth in his employment agreement is 150% of his base salary, his employment agreement further provides that his 2019 bonus shall be prorated for the period of time he actually served as President and Chief Executive Officer in 2019.

(4) Mr. Graves’ employment terminated effective December 31, 2019.

(5) Mr. Mallett served as our President and Chief Executive Officer on an interim basis from February 21, 2019, the date of Mr. Newby’s resignation, until the appointment of Mr. Deneke effective September 16, 2019.

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

The base salaries of our NEOs, a portion of which are allocated to and reimbursed by Summit Investments and its affiliates other than us, are set forth in the following table:

Name and Principal Position	2019 Base Salary ($)
Heath Deneke (1)
President and Chief Executive Officer	600,000
Steven J. Newby (2)
President and Chief Executive Officer (former)	612,000
Marc D. Stratton
Executive Vice President and Chief Financial Officer	350,000
Brock M. Degeyter
Executive Vice President, General Counsel and Chief Compliance Officer	380,000
Brad N. Graves (3)
Executive Vice President and Chief Commercial Officer	400,000
Leonard W. Mallett (4)
Executive Vice President and Chief Operations Officer	400,000
Louise E. Matthews
Executive Vice President and Chief Administration Officer	300,000

(1) Mr. Deneke was appointed President and Chief Executive Officer effective September 16, 2019.

(2) Mr. Newby served as our President and Chief Executive Officer until his resignation effective February 21, 2019.

(3) Mr. Graves’ employment terminated effective December 31, 2019.

(4) Mr. Mallett served as our President and Chief Executive Officer on an interim basis from February 21, 2019, the date of Mr. Newby’s resignation, until the appointment of Mr. Deneke effective September 16, 2019.

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

In March 2019, the Compensation Committee established the 2019 annual bonus plan target opportunities as a percentage of base salary for our NEOs other than Mr. Deneke and Mr. Newby. The 2019 targets for Messrs. Stratton, Degeyter, Graves and Mallett and for Ms. Matthews were 100% of their base salaries. The Compensation Committee played no role in the determination of the 2019 annual bonus plan target opportunities for Mr. Deneke, who did not become an employee until September 16, 2019, or for Mr. Newby, who resigned as President and Chief Executive Officer prior to the Compensation Committee’s annual review and setting of the NEOs’ annual bonus plan target opportunities.

Name and Principal Position (1)	2019 Target Annual Bonus: Percent of Base Salary (%)	2019 Target Bonus: Dollar Value ($)
Heath Deneke (2) (3)
President and Chief Executive Officer	150	900,000
Marc D. Stratton
Executive Vice President and Chief Financial Officer	100	350,000
Brock M. Degeyter
Executive Vice President, General Counsel and Chief Compliance Officer	100	380,000
Brad N. Graves (4)
Executive Vice President and Chief Commercial Officer	100	400,000
Leonard W. Mallett (5)
Executive Vice President and Chief Operations Officer	100	400,000
Louise E. Matthews
Executive Vice President and Chief Administration Officer	100	300,000

(1)

Mr. Newby is omitted from this table because he resigned from his position as President and Chief Executive Officer effective February 21, 2019, before the Compensation Committee’s annual review and setting of the NEOs’ target total direct compensation.

(2)

Mr. Deneke was appointed President and Chief Executive Officer effective September 16, 2019. Because Mr. Deneke was hired after the Compensation Committee’s annual review of executive compensation, the Compensation Committee had no role in the determination of Mr. Deneke’s target annual bonus in 2019. Instead, Mr. Deneke’s target annual bonus in 2019 was set by the terms of his employment agreement.

(3)	Mr. Deneke’s employment agreement provides that his 2019 bonus shall be prorated for the period of time he actually served as President and Chief Executive Officer in 2019.
(4)	Mr. Graves’ employment terminated effective December 31, 2019.
(5)

Mr. Mallett served as our President and Chief Executive Officer on an interim basis from February 21, 2019, the date of Mr. Newby’s resignation, until the appointment of Mr. Deneke effective September 16, 2019.

In 2020, quantitative factors, as reflected in the corporate scorecard applicable to the senior leadership team (the "SLT Scorecard") set the baseline for the annual bonuses for Messrs. Deneke, Stratton, Degeyter and Mallett and for Ms. Matthews, which were subject to further adjustments as explained below. The SLT Scorecard contained four factors, which are considered by the Board of Directors and management as key indicators of the successful execution of our business plan. Those factors were (i) adjusted EBITDA, (ii) distributable cash flow per unit, (iii) controllable expense metric and (iv) health, safety, environmental and regulatory goals.

The annual bonuses paid to Messrs. Newby and Graves were approved by the Board and determined in accordance with their employment agreements, as further described below.

In February 2020, the Compensation Committee and the Board of Directors reviewed the SLT Scorecards for 2019 and determined the level of achievement of each key factor. We exceeded two of our targets: our controllable expense metric and our health, safety, environmental and regulatory goals. We did not meet our adjusted EBITDA target or our distributable cash flow per unit target. These results yielded a calculated SLT Scorecard result of 54% of target.

In addition to corporate results, additional considerations are applied at the discretion of the CEO, the Compensation Committee and the Board of Directors that may affect the actual annual bonus earned. Those considerations include judgments regarding overall company performance and business events, performance of each NEO’s respective business unit, industry climate and performance, the market for executive talent, demonstrated leadership capabilities and progress on strategic initiatives. Each NEO’s bonus amount, as reflected below, is adjusted up or down in recognition of these additional considerations.

The Board approved an annual bonus for Mr. Deneke equal to the target bonus set forth in his employment agreement, prorated for the period of time he served as CEO in 2019, or $300,000. Mr. Deneke’s annual bonus payout reflects his demonstrated leadership capabilities for the period of time he was employed by us in 2019, and the fact that he did not serve as Chief Executive Officer for the full year.

Mr. Stratton’s annual bonus payout reflects consideration for the combined performance of the finance and accounting business units. Mr. Stratton was awarded 65% of his target annual bonus in 2019, or $227,500.

Mr. Degeyter’s annual bonus payout reflects consideration for the performance of the legal business unit. Mr. Degeyter was awarded 65% of his target annual bonus in 2019, or $247,000.

Mr. Mallett's annual bonus payout reflects consideration for the combined performance of the engineering, operations and health, safety, environmental and regulatory business units. Mr. Mallett was awarded 65% of his target annual bonus in 2019, or $260,000.

Ms. Matthews’ annual bonus payout reflects consideration for the performance of the administration business unit, including human resources and information technology. Ms. Matthews was awarded 65% of her target annual bonus in 2019, or $195,000.

In connection with their terminations, Messrs. Newby and Graves received prorated annual bonuses for 2019 pursuant to the terms of their employment agreements. Mr. Newby received a prorated annual bonus of $148,389 and Mr. Graves received a prorated annual bonus equal to $400,000.

Only a portion of the annual bonus amounts are allocated to and reimbursed by the Partnership. For a discussion of the cost allocation methodology, please refer to "Reimbursement of Expenses from General Partner" in Item 13. Certain Relationships and Related Transactions, and Director Independence. Based on the foregoing discussion, the annual bonus awards to be paid in March 2020 to our NEOs for 2019 performance are as follows:

Name and Principal Position	2019 Annual Bonus Payout ($)
Heath Deneke
President and Chief Executive Officer	300,000
Steven J. Newby (1)
Former President and Chief Executive Officer	148,389
Marc D. Stratton
Executive Vice President and Chief Financial Officer	227,500
Brock M. Degeyter
Executive Vice President, General Counsel and Chief Compliance Officer	247,000
Brad N. Graves (1)
Executive Vice President and Chief Commercial Officer	400,000
Leonard W. Mallett (2)
Executive Vice President and Chief Operations Officer	260,000
Louise E. Matthews
Executive Vice President and Chief Administration Officer	195,000

(1)

The amounts reflected are prorated annual bonuses paid to Messrs. Newby and Graves upon their terminations in accordance with their employment agreements. Mr. Newby resigned from his position as President and Chief Executive Officer effective February 21, 2019 and his employment terminated on February 28, 2019. Mr. Graves’ employment terminated on December 31, 2019.

(2)

In addition to his annual bonus reflected in the table above, in March 2019 Mr. Mallett received a one-time bonus of $100,000 for his service as President and Chief Executive Officer on an interim basis between the resignation of Mr. Newby and the appointment of Mr. Deneke.

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

SMLP LTIP award guidelines for NEOs are designed to attract, retain and motivate the NEOs and were determined using the Compensation Consultant's analysis for individuals in comparable positions and an analysis of the scope of their roles and duties. These guidelines set an annual equity award target in the amount of 150% of base salary for Messrs. Stratton, Degeyter, Graves and Mallett, and for Ms. Matthews. Pursuant to his employment agreement, Mr. Deneke’s target equity award for 2019 was 275% of his base salary. Mr. Newby was not granted an LTIP award in 2019.

Although LTIP is usually granted once per fiscal year, on or about March 15th, in 2019 there were three separate equity grants, described below:

March 2019 Equity Grants. Effective March 15, 2019, based on the recommendation of the Compensation Committee, the Board of Directors approved a grant of phantom units to Messrs. Stratton, Degeyter, Graves and Mallet and to Ms. Matthews. The underlying phantom units vest ratably over a three-year period. Holders of phantom units are entitled to distribution equivalent rights for each phantom unit, providing for a lump sum payment equal to the accrued distributions from the grant date of the phantom units to be paid in cash upon the vesting date. The Compensation Committee selected equity awards that vest contingent on continued service to foster increased unit ownership by the NEOs and as a retention incentive for continued employment with the Partnership.

September 16, 2019 Equity Grant to Mr. Deneke. As an inducement to accept the position of President and Chief Executive Officer of the Company, on September 16, 2019 Mr. Deneke received a one-time grant of phantom units valued at $4,000,000, pursuant to a standalone phantom unit award agreement (the "Award Agreement"). Subject to the terms and conditions of the Award Agreement, the underlying phantom units will vest ratably over a three-year period, and are entitled to distribution equivalent rights for each phantom unit, providing for a lump sum payment equal to the accrued distributions from the grant date of the phantom units to be paid in cash upon the vesting date.

November 15, 2019 “Off-Cycle” Equity Grants to Certain NEOs. On November 15, 2019, as a retention incentive for continued employment with the Partnership, Messrs. Degeyter, Stratton, and Mallett, and Ms. Matthews received an additional grant of 50,000 phantom units with a fair market value of $193,500. The phantom units will “cliff vest” on November 15, 2022, subject to continued employment and accelerated vesting as provided in the applicable award agreement.

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

To calculate the number of phantom units granted to each eligible NEO in March 2019, the Compensation Committee determined the dollar amount of the long-term incentive compensation award, and then granted the number of phantom units that had a fair market value equal to that amount as of market close on the date of the grant. The same calculation was performed with respect to the September 16, 2019 grant to Mr. Deneke except the dollar amount was determined by Partnership management. With respect to the November 15, 2019 grant to certain NEOs, Partnership management determined the number of phantom units to be granted. Phantom unit awards granted in 2019 were as follows:

Name and Principal Position	2019 Target LTIP Award: Percent of Base Salary (%)	2019 Phantom Units Awarded (#) (2)	2019 SMLP LTIP Award Value ($)
Heath Deneke (1)
President and Chief Executive Officer	275	772,200	4,000,000
Marc D. Stratton
Executive Vice President and Chief Financial Officer	150	108,793	768,500
Brock M. Degeyter
Executive Vice President, General Counsel and Chief Compliance Officer	150	113,905	818,500
Brad N. Graves
Executive Vice President and Chief Commercial Officer	150	61,349	600,000
Leonard W. Mallett
Executive Vice President and Chief Operations Officer	150	116,462	843,500
Louise E. Matthews
Executive Vice President and Chief Administration Officer	150	101,124	693,500

___________

(1) Although Mr. Deneke’s employment agreement provides for a target LTIP award valued at 275% of his base salary, in 2019 the value of his initial one-time grant of phantom units was determined by the General Partner.

(2) Amount includes units granted on March 15, 2019 and, as discussed above in this section, September 16, 2019 and November 15, 2019 with respect to certain NEOs.

Retirement, Health and Welfare and Additional Benefits.  The NEOs are eligible to participate in such employee benefit plans and programs as we offer to our employees, subject to the terms and eligibility requirements of those plans.

401(k) Plan. The NEOs are eligible to participate in a tax qualified 401(k) defined contribution plan to the same extent as all of our other employees. In 2019, we made a fully vested matching contribution on behalf of each of the 401(k) plan's participants up to 5% of such participant's eligible salary for the year.

Health Savings Account ("HSA") Program. The NEOs are eligible to participate in a tax qualified health savings account (“HSA”) if they are enrolled in the available high-deductible health plan. The HSA is a tax-free savings account owned by an individual and can be used to pay for current or future qualified medical expenses. Participants determine how much to contribute, when and how to spend the money on eligible medical expenses, and how to invest the balance. The balance remains in the account and is not subject to forfeiture. The Partnership makes annual contributions to all HSA-eligible employees who enroll in and contribute to an HSA. In 2019, Summit Investments made tax-free HSA contributions of $1,680 to Mr. Graves, $1,575 to Mr. Stratton and $1,995 to Ms. Matthews.

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

The DCP is filed as Exhibit 4.3 to the Partnership’s Form S-8 Registration Statement dated June 28, 2013.

Additional Benefits. Pursuant to the terms of their employment agreements:

•	All NEOs are entitled to reimbursement for tax preparation and advisory services expenses of up to $12,000 per year.
•	Mr. Deneke is entitled to be reimbursed up to $15,000 per year for annual international or local chapter dues associated with his membership in YPO.

Expenditures for these benefits are included as “All Other Compensation” in the Summary Compensation Table and further described in the table entitled “All Other Compensation” below.

Employment and Severance Arrangements.

Employment Agreements. Our NEOs each have employment agreements with Summit Investments (the “Company”). Elements of the NEOs’ total direct compensation are subject to periodic review and may be adjusted accordingly by the Compensation Committee.

Mr. Deneke’s employment agreement, which has an effective date of September 16, 2019, has an initial term that expires on September 16, 2021, and is then automatically extended for successive one-year periods, unless either party gives notice of non-extension to the other no later than 30 days prior to the expiration of the then-applicable term. Mr. Deneke’s employment agreement provides for an annual base salary of $600,000, and a performance-based bonus ranging from 0% to 300% of base salary, with a target of 150% of base salary. Mr. Deneke is entitled to receive a prorated annual bonus (based on target) if his employment is terminated by Mr. Deneke with good reason, or by the Company without cause or as a result of a non-extension of the term, or due to death or disability. In addition, Mr. Deneke’s employment agreement also provides for reimbursement of certain business expenses incurred in connection with his employment, including company-paid tax preparation and advisory services of up to $12,000 per year and YPO membership dues of up to $15,000 per year.

Mr. Deneke’s employment agreement provides for a cash severance payment upon a termination resulting from a non-extension of the term by the Company, by the Company without cause or by Mr. Deneke for good reason, which is defined generally as the officer's termination of employment within two years after the occurrence of (i) a material diminution in Mr. Deneke’s authority, duties or responsibilities, (ii) a material diminution in the aggregated total of Mr. Deneke’s base salary, target bonus (as a percentage of base salary) or Annual LTIP Target (as that term is defined in the agreement), (iii) a material change in the geographic location at which Mr. Deneke must perform his services under the agreement, (iv) a change in Mr. Deneke’s reporting relationship resulting in Mr. Deneke no longer reporting directly to the Board of Directors of the Company or the General Partner, or (v) any other action or inaction that constitutes a material breach of the employment agreement by the Company (each a "Qualifying Termination"). In the event of a Qualifying Termination, Mr. Deneke’s severance payment will be equal to two and one-half times the sum of his annual base salary and the higher of his target annual bonus payable in respect of the immediately preceding year and the annual bonus actually paid to him in respect of that year.

Following any termination of employment other than one resulting from non-extension of the term, his employment agreement provides that Mr. Deneke will be subject to a post-termination non-competition covenant through the severance period, and, following any termination of employment, Mr. Deneke will be subject to a one-year post-termination non-solicitation covenant. If Mr. Deneke’s employment terminates as a result of a non-extension of the term, the Company may choose to subject him to a non-competition covenant for up to one year post-termination. If the Company exercises this “noncompete option” following a non-extension of term by Mr. Deneke, then Mr. Deneke would be entitled to a severance payment in an amount equal to two and one-half times the sum of his annual base salary and the higher of his target annual bonus payable in respect of the immediately preceding year and the annual bonus actually paid to him in respect of that year, multiplied by a fraction, the numerator of which is equal to the number of days from the date of termination through the expiration of the restricted period (as elected by the Company) and the denominator of which is 365. In this case, the severance payment will be payable in equal installments over the restricted period. Following any termination of employment, the Company has agreed to pay the out-of-pocket premium cost to continue Mr. Deneke’s medical and dental coverage for a period not to exceed 18 months, with such coverage terminating if any new employer provides benefits coverage.

Mr. Deneke’s employment agreement also provides that all equity awards granted to him under the LTIP and held by him as of immediately prior to a change in control of the Company will become fully vested immediately prior to the change in control.

Mr. Deneke’s employment agreement provides that, if any portion of the payments or benefits provided to Mr. Deneke would be subject to the excise tax imposed under Section 4999 of the Internal Revenue Code, then the payments and benefits will be reduced if such reduction would result in a greater after-tax payment to Mr. Deneke.

Additionally, as an inducement to accept the position of President and Chief Executive Officer of the Company, at the beginning of his employment term, Mr. Deneke received a one-time grant of phantom units valued at $4,000,000, pursuant to the Award Agreement. Subject to the terms and conditions of the Award Agreement, the underlying phantom units will vest ratably over a three-year period, and are entitled to distribution equivalent rights for each phantom unit, providing for a lump sum payment equal to the accrued distributions from the grant date of the phantom units to be paid in cash upon the vesting date. Furthermore, the phantom units will be subject to accelerated vesting on the occurrence of any of the following events: (i) a termination of Mr. Deneke’s employment other than for cause, (ii) a termination of employment by Mr. Deneke for good reason (as that term is defined in Mr. Deneke’s employment agreement), (iii) a termination of Mr. Deneke’s employment by reason of death or disability or (iv) a Change in Control (as defined in the Award Agreement).

The remaining NEOs’ employment agreements (other than Mr. Newby’s) are substantially the same as Mr. Deneke’s, except for the following:

•

Each of the other NEOs is entitled to a severance payment in the event of a Qualifying Termination equal to one and one-half times the sum of his or her annual base salary and his or her annual bonus payable in respect of the immediately preceding year.

•

Each of the other NEOs is entitled to a severance payment in the event the Company exercises the “noncompete option” following a non-extension of the term by the NEO equal to the sum of his or her annual base salary and his or her annual bonus payable in respect of the immediately preceding year.

•	Each of the other NEOs is entitled to a performance-based bonus ranging from 0% to 200% of base salary, with a target of 100% of base salary.
•	The other NEOs are not entitled to be reimbursed for membership dues or the cost of an annual executive physical.
•	Mr. Stratton’s base salary is $350,000, and the initial term of his employment agreement ends on March 31, 2021.
•	Mr. Degeyter’s base salary is $380,000, and the initial term of his employment agreement ends on March 1, 2020.
•	Mr. Graves’ base salary is $400,000, and the initial term of his employment agreement ended on March 1, 2019.

•	Mr. Mallett’s base salary is $400,000, and the initial term of his employment agreement ends on March 1, 2020.
•	Ms. Matthews’ base salary is $300,000 and the initial term of her employment agreement ends on March 31, 2021.
•

Additionally, as an inducement to accept the position of Chief Operations Officer of the Company, on December 1, 2015, Mr. Mallett received a one-time grant of phantom units valued at $1,600,000, pursuant to a standalone phantom unit award agreement. The phantom units vested ratably over a three-year period, which concluded on December 1, 2018.

Mr. Newby’s employment agreement is substantially similar to Mr. Deneke’s except for the following:

•

It provides for a severance payment in the event the Company exercises the “noncompete option” following a non-extension of the term by Mr. Newby equal to the sum of his annual base salary and his or her annual bonus payable in respect of the immediately preceding year.

•	It did not provide for a one-time grant of phantom units as an inducement to accept the position of President and Chief Executive Officer.

Pursuant to his employment agreement, Mr. Newby was paid a cash severance payment upon his termination effective February 28, 2019, which was a “Qualifying Termination” under his employment agreement. In addition, Mr. Newby’s outstanding equity awards vested upon his termination.

Retention Bonus Agreements.

Effective June 7, 2019, Summit Investments, the General Partner, and SMLP jointly entered into retention bonus agreements with certain NEOs for the amounts indicated below:

Mr. Mallett: $420,000

Mr. Degeyter: $400,000

Mr. Graves: $400,000

Mr. Stratton: $365,000

Ms. Matthews: $365,000

The agreements provide for a cash payment “Retention Bonus” upon the earlier of a termination without cause or a change in control (as those terms are defined in the executive’s employment agreement). The agreements terminate if the executive officer continues to be employed and a change in control has not occurred on or prior to December 31, 2020, provided that the termination date may be extended to December 31, 2021.

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

Summary Compensation Table for 2019, 2018 and 2017

The following table sets forth certain information with respect to the compensation paid to our NEOs for the years ended December 31, 2019, 2018 and 2017 and allocated to us by our General Partner. Under the terms of our Partnership Agreement, our General Partner determines the portion of the NEOs' compensation that is allocated to us. For a discussion of the cost allocation methodology, please refer to "Agreements with Affiliates—Reimbursement of Expenses from General Partner" in Item 13. Certain Relationships and Related Transactions, and Director Independence.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Equity Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)	Total ($)
Heath Deneke (5)	2019	161,538	—	4,000,000	300,000	28,822	4,490,360
President and Chief Executive Officer
Steven J. Newby (6)	2019	89,328	—	—	81,614	1,713,791	1,884,733
President and Chief Executive Officer (former)	2018	459,000	—	1,550,000	688,500	34,487	2,731,987
	2017	540,000	—	1,950,000	769,500	36,918	3,296,418
Marc D. Stratton (7)	2019	262,500	—	768,500	170,625	28,800	1,230,425
Executive Vice President and Chief Financial Officer	2018	231,782	—	225,000	254,625	31,700	743,107
Brock M. Degeyter	2019	266,000	—	818,500	172,900	26,938	1,284,338
Executive Vice President, General Counsel and Chief Compliance Officer	2018	335,700	—	625,000	352,800	33,980	1,347,480
	2017	346,750	—	700,000	342,000	34,983	1,423,733
Brad N. Graves	2019	320,000	—	600,000	320,000	32,100	1,272,100
Executive Vice President and Chief Commercial Officer	2018	368,150	—	625,000	368,150	38,114	1,399,414
	2017	390,000	—	700,000	375,000	39,438	1,504,438
Leonard W. Mallett (8)	2019	350,000	87,500	843,500	227,500	12,895	1,521,395
Executive Vice President and Chief Operations Officer	2018	364,800	—	625,000	364,800	13,773	1,368,373
	2017	375,000	—	700,000	375,000	14,624	1,464,624
Louise E. Matthews (9)	2019	285,000	—	693,500	185,250	35,197	1,198,947
Executive Vice President and Chief Administration Officer

(1) Amounts shown represent the portion of the NEO's base salary allocated to SMLP.

(2) Amounts shown reflect the grant date fair value of the phantom unit awards granted to the NEOs in 2019, 2018 and 2017, respectively, in accordance with FASB Accounting Standards Codification Topic 718, Compensation—Stock Compensation ("FASB ASC Topic 718"). For the assumptions made in valuing these awards, see Note 14 to the consolidated financial statements. For additional information, please refer to "Components of Executive Compensation—Long-Term Equity-Based Compensation Awards" above.

(3) Amounts shown represent the incentive bonus earned under our annual incentive bonus program in the fiscal year indicated but paid in the following fiscal year. The amounts shown represent that portion of the NEO's annual bonus that has been allocated to SMLP.

(4) The table below presents the components of "All Other Compensation" allocated to SMLP for each NEO for the fiscal year ended December 31, 2019. For additional information, please see "Components of Executive Compensation—Retirement, Health and Welfare and Additional Benefits" above.

(5) Mr. Deneke began his employment with the Company effective September 16, 2019.

(6) Mr. Newby resigned from his position as our President and Chief Executive Officer effective February 21, 2019 and his employment terminated on February 28, 2019. The portion of the severance payment made to Mr. Newby in 2019 is included in the “All Other Compensation” column.

(7) Mr. Stratton was appointed Executive Vice President and Chief Financial Officer effective December 7, 2018. Mr. Stratton was not an NEO prior to his appointment.

(8) In addition to his equity and non-equity incentive plan awards, Mr. Mallett received a one-time cash bonus of $100,000 relating to his service as our President and Chief Executive Officer during the period between the resignation of Mr. Newby and the appointment of Mr. Deneke. A portion of this bonus has been allocated to us and is included in the “Bonus” column.

(9) Ms. Matthews was not an NEO before 2019.

Pay Ratio Disclosure

The following is a reasonable estimate, prepared under applicable SEC rules, of the ratio of the annual total compensation of our CEO to the median of the annual total compensation of our other employees. Although we previously identified our median employee on December 29, 2017, due to a change in our employee population that we reasonably believe would result in a significant change to our pay ratio disclosure, we identified a new median employee in 2019. For 2019, we determined our median employee by ranking our employees (other than the CEO) employed as of December 31, 2019 (the “determination date”) by the sum of each employee’s annualized base salary, his or her actual cash bonus received in 2019 for 2018 performance, and his or her actual overtime pay received in 2019. In annualizing each employee’s base salary, we used each employee’s base salary rate as of the determination date. We made no full-time equivalent adjustment for any employee, we had no temporary or seasonal workers as of the determination date, and we made no cost-of-living adjustments. The annual total compensation of our median employee (other than the CEO) for 2019 was $91,403. To determine the annual total compensation of our CEO for purposes of this disclosure, we chose the person who was serving as CEO as of the determination date and used the total compensation he received in 2019 as set forth in the Summary Compensation Table above except that we annualized his compensation. Accordingly, for purposes of this disclosure, we determined that the CEO’s annual total compensation for 2019 that was allocated to us by our General Partner was $5,235,055. Based on the foregoing, our estimate of the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all other employees was 57.3 to 1. Given the different methodologies that various public companies will use to determine an estimated pay ratio, our estimated pay ratio should not be used as a basis for comparison with ratios disclosed by other companies.

All Other Compensation.  The following table sets forth information concerning all other compensation paid to our NEOs in fiscal 2019 and allocated to us by our General Partner.

Name	Medical Insurance Premium ($)	Individual Tax Preparation ($)	Health Savings Account (HSA) Employer Contributions ($)	401(k) Plan Employer Contributions ($)	Membership Dues ($)	Severance Paid in 2019 ($)	Total ($)
Heath Deneke	5,640	3,025	—	8,077	12,080	—	28,822
Steven J. Newby	11,706	—	—	7,700	—	1,694,385	1,713,791
Marc D. Stratton	15,712	1,013	1,575	10,500	—	—	28,800
Brock M. Degeyter	14,618	2,520	—	9,800	—	—	26,938
Brad N. Graves	16,760	2,460	1,680	11,200	—	—	32,100
Leonard W. Mallett	12,895	—	—	—	—	—	12,895
Louise E. Matthews	19,902	—	1,995	13,300	—	—	35,197

Grants of Plan-Based Awards in 2019.  The following table sets forth information concerning annual incentive awards and phantom unit awards granted to our NEOs in fiscal 2019.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stocks or Units (3)	Grant Date Fair Value of Stock and Options Awards (4)
Name (1)	Grant Date	Threshold ($)	Target ($)	Maximum ($)	(#)	($)
Heath Deneke	N/A	N/A	900,000	1,800,000
	9/16/2019				772,200	4,000,000
Marc D. Stratton	N/A	N/A	350,000	700,000
	3/15/2019				58,793	575,000
	11/15/2019				50,000	193,500
Brock M. Degeyter	N/A	N/A	380,000	760,000
	3/15/2019				63,905	625,000
	11/15/2019				50,000	193,500
Brad N. Graves	N/A	N/A	400,000	800,000
	3/15/2019				61,349	600,000
Leonard W. Mallett	N/A	N/A	400,000	800,000
	3/15/2019				66,462	650,000
	11/15/2019				50,000	193,500
Louise E. Matthews	N/A	N/A	300,000	600,000
	3/15/2019				51,124	500,000
	11/15/2019				50,000	193,500

(1) Mr. Newby is omitted from this table. Due to his termination on February 28, 2019, Mr. Newby received no grants of phantom unit awards and did not participate in the non-equity incentive program in 2019.

(2) Represents annual incentive opportunities that may be awarded pursuant to our annual incentive program for the year ended December 31, 2019 with payment based upon our achievement of pre-established performance goals and other factors. For additional information, please see "Components of Executive Compensation—Annual Incentive Compensation" above.

(3) Represents grants of phantom units with distribution equivalent rights under the SMLP LTIP. For additional information, please see "Components of Executive Compensation—Long-Term Equity-Based Compensation Awards" above.

(4) Amounts shown represent the fair value of the award on the date of the grant, in accordance with FASB ASC Topic 718. For the assumptions made in valuing these awards, see Note 14 to the consolidated financial statements.

Narrative Disclosure to the Summary Compensation Table and Grants of the Plan-Based Awards Table.  A description of material factors necessary to understand the information disclosed in the tables above with respect to salaries, bonuses, equity awards, non-equity incentive plan compensation and all other compensation can be found in the CD&A that precedes these tables.

Outstanding Equity Awards at December 31, 2019.  The following table presents information regarding the outstanding equity awards held by our NEOs at December 31, 2019.

		Unit Awards
Name (1)	Grant Date	Number of Unearned Phantom Units That Have Not Vested (#) (2)	Market Value of Unearned Phantom Units That Have Not Vested ($) (3)
Heath Deneke	9/16/2019	772,200	2,555,982
Marc D. Stratton	11/15/2019	50,000	165,500
	3/15/2019	58,793	194,605
	3/15/2018	9,836	32,557
	3/15/2017	3,111	10,297
Brock M. Degeyter	11/15/2019	50,000	165,500
	3/15/2019	63,905	211,526
	3/15/2018	27,322	90,436
	3/15/2017	10,370	34,325
Brad N. Graves	3/15/2019	61,349	203,065
	3/15/2018	27,322	90,436
	3/15/2017	10,370	34,325
Leonard W. Mallett	11/15/2019	50,000	165,500
	3/15/2019	66,462	219,989
	3/15/2018	27,322	90,436
	3/15/2017	10,370	34,325
Louise E. Matthews	11/15/2019	50,000	165,500
	3/15/2019	51,124	169,220
	3/15/2018	9,398	31,107
	3/15/2017	2,962	9,804

(1) Mr. Newby is omitted from this table because his outstanding equity awards vested upon his termination without cause effective February 28, 2019.

(2) Except for phantom units granted to certain NEOs on November 15, 2019, which vest in their entirety on the third anniversary of the grant date, phantom units granted to the NEOs vest ratably over a three-year period with the first tranche scheduled to vest on the first anniversary of the grant date, subject to continued employment, and accelerated vesting as provided in the applicable award agreement. The NEOs also receive distribution equivalent rights for each phantom unit, providing for a lump sum payment equal to the accrued distributions from the grant date of the phantom units to be paid in cash upon the vesting date.

(3) Amounts were calculated using the closing price of SMLP's publicly traded common units on December 31, 2019.

Phantom Units Vested.  The following table represents information regarding the vesting of phantom units during the year ended December 31, 2019 with respect to our NEOs.

	Phantom Unit Awards
Name	Number of Phantom Units Vested (#) (1)	Value Realized on Vesting ($) (1)
Heath Deneke	—	—
Steven J. Newby	198,777	2,858,293
Marc D. Stratton	12,302	175,419
Brock M. Degeyter	38,650	557,990
Brad N. Graves	38,650	557,990
Leonard W. Mallett	37,526	539,242
Louise E. Matthews	11,599	165,036

___________

(1) For NEOs other than Mr. Newby, the amounts represent the number and value of the phantom units that vested on March 15, 2019, plus the distribution equivalent rights earned in tandem. The value of the phantom units that vested on March 15, 2019 was calculated using the closing price of SMLP's publicly traded common units as of March 14, 2019, the trading day immediately prior to vesting. Mr. Newby’s amounts represent the number and value of the phantom units that vested upon his termination effective

February 28, 2019, plus the distribution equivalent rights earned in tandem. The value of Mr. Newby’s phantom units that vested on February 28, 2019 was calculated using the closing price of SMLP’s units as of February 27, 2019.

Pension Benefits.  Currently, our General Partner does not sponsor or maintain a pension or defined benefit program for our NEOs. This policy may change in the future.

Nonqualified Deferred Compensation Table for 2019.  The following table represents information regarding the nonqualified deferred compensation of our NEOs for the year ended December 31, 2019.

Name	Executive Contributions in Last Fiscal Year ($) (1)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)
Steven J. Newby	124,422	—	(440,052)	(522,332)	918,054
Marc D. Stratton	—	—	8,009	—	41,551
Brad N. Graves	3,898	—	17,139	—	214,594

(1) Messrs. Newby and Graves’ executive contributions are comprised of quarterly distributions on previously deferred LTIP units. For additional information, see "Components of Executive Compensation—Retirement, Health and Welfare and Additional Benefits" above.

Potential Payments upon Termination or Change in Control.  The following table sets forth information concerning potential amounts payable to the NEOs upon termination of employment under various circumstances, and upon a change in control, if such event took place on December 31, 2019.

Name and Principal Position	Triggering Event	Salary ($)	Bonus ($) (1)	Pro-Rata Bonus ($)	Health Benefits ($)	Acceleration of Unvested Equity ($) (2)	Total ($)
Heath Deneke President and Chief Executive Officer (3)	Termination by Reason of Death or Disability	—	—	263,836	22,407	2,777,990	3,064,233
	Termination Without Cause	1,500,000	2,250,000	263,836	22,407	2,777,990	6,814,233
	Resignation for Good Reason	1,500,000	2,250,000	263,836	22,407	2,777,990	6,814,233
	Nonextension of Term by Company	1,500,000	2,250,000	263,836	22,407	2,777,990	6,814,233
	Nonextension of Term by Executive, Company Exercises Noncompete	1,500,000	2,250,000	—	22,407	—	3,772,407
	Change in Control (4)	—	—	—	—	2,777,990	2,777,990
Marc D. Stratton Executive Vice President and Chief Financial Officer (5)	Termination by Reason of Death or Disability	—	—	350,000	22,407	501,769	874,176
	Termination Without Cause	525,000	801,500	350,000	22,407	501,769	2,200,676
	Resignation for Good Reason	525,000	436,500	350,000	22,407	501,769	1,835,676
	Nonextension of Term by Company	525,000	436,500	350,000	22,407	501,769	1,835,676
	Change in Control (4)	—	365,000	—	—	501,769	866,769
	Nonextension of Term by Executive, Company Exercises Noncompete	350,000	291,000	—	22,407	—	663,407
Brock M. Degeyter Executive Vice President, General Counsel and Chief Compliance Officer (5)	Termination by Reason of Death or Disability	—	—	380,000	22,341	699,956	1,102,297
	Termination Without Cause	570,000	988,000	380,000	22,341	699,956	2,660,297
	Resignation for Good Reason	570,000	588,000	380,000	22,341	699,956	2,260,297
	Nonextension of Term by Company	570,000	588,000	380,000	22,341	699,956	2,260,297
	Change in Control (4)	—	400,000	—	—	699,956	1,099,956
	Nonextension of Term by Executive, Company Exercises Noncompete	380,000	392,000	—	22,341	—	794,341
Leonard W. Mallett Executive Vice President and Chief Operations Officer (5)	Termination by Reason of Death or Disability	—	—	400,000	15,285	710,625	1,125,910
	Termination Without Cause	600,000	996,000	400,000	15,285	710,625	2,721,910
	Resignation for Good Reason	600,000	576,000	400,000	15,285	710,625	2,301,910
	Nonextension of Term by Company	600,000	576,000	400,000	15,285	710,625	2,301,910
	Change in Control (4)	—	420,000	—	—	710,625	1,130,625

	Nonextension of Term by Executive, Company Exercises Noncompete	400,000	384,000	—	15,285	—	799,285
Louise E. Matthews Executive Vice President and Chief Administration Officer (5)	Termination by Reason of Death or Disability	—	—	300,000	22,407	465,628	788,035
	Termination Without Cause	450,000	747,500	300,000	22,407	465,628	1,985,535
	Resignation for Good Reason	450,000	382,500	300,000	22,407	465,628	1,620,535
	Nonextension of Term by Company	450,000	382,500	300,000	22,407	465,628	1,620,535
	Change in Control (4)	—	365,000	—	—	465,628	830,628
	Nonextension of Term by Executive, Company Exercises Noncompete	300,000	255,000	—	22,407	—	577,407
Steven J. Newby Former President and Chief Executive Officer (6) (7)	Termination Without Cause	1,530,000	2,137,500	1,066,389	22,713	2,858,293	7,614,895
Brad N. Graves Executive Vice President and Chief Commercial Officer (5) (7)	Termination Without Cause	600,000	997,000	400,000	22,407	494,079	2,513,486

___________

(1)

Where applicable, the amount includes the “Retention Bonus” payable to Messrs. Mallett, Degeyter, Graves, and Stratton upon a termination without cause or change in control. For more information see “Employment and Severance Arrangements; Retention Bonus Agreements” above.

(2)

Amounts represent the value of the phantom units that vest upon the occurrence of a triggering event plus the earned distribution equivalent rights that vest in tandem. The value of the phantom units was calculated using the closing price of SMLP's publicly traded common units on December 31, 2019.

(3)

Mr. Deneke’s employment agreement provides that upon termination of employment resulting from a non-extension of the term by Summit Investments, termination by Summit Investments without cause, or by Mr. Deneke’s resignation for good reason (each a "Qualifying Termination"), Mr. Deneke’s severance payment will be equal to two and one-half times the sum of his annual base salary and the higher of his target annual bonus payable in respect of the immediately preceding year and the annual bonus actually paid to him in respect of that year. Mr. Deneke is also entitled to receive a prorated annual bonus (based on target) if his employment is terminated by reason of death or disability or as a result of a Qualifying Termination. If Summit Investments exercises the “noncompete option” after Mr. Deneke elects not to extend the term, then Mr. Deneke is entitled to a severance payment in an amount equal to the two and one-half times the sum of his annual base salary and the higher of the target annual bonus payable or the bonus actually paid in respect of the preceding year, multiplied by a fraction, the numerator of which is equal to the number of days from the date of termination through the expiration of the restricted period (as elected by Summit Investments) and the denominator of which is 365. Any unvested equity awards granted to Mr. Deneke will immediately vest upon a Qualifying Termination, termination by reason of death or disability, or a change in control. If any portion of the payments or benefits provided to Mr. Deneke in connection with a change in control become subject to the excise tax under Section 4999 of the Internal Revenue Code, then the payments and benefits will be reduced to the extent such reduction would result in a greater after-tax benefit to Mr. Deneke. Following any termination of employment, Summit Investments has agreed to pay the out-of-pocket premium cost to continue Mr. Deneke’s medical and dental coverage for a period not to exceed 18 months, with such coverage terminating if any new employer provides benefits coverage.

(4)	Single-trigger event without a qualifying termination of employment.
(5)

Mr. Stratton’s, Mr. Degeyter’s, Mr. Mallett’s, Mr. Graves’ and Ms. Matthews’ employment agreements are substantially identical to Mr. Deneke’s with respect to potential payments upon termination or a change in control, except that (i) in the event of a Qualifying Termination, each of these NEOs is entitled to receive a severance payment equal to one and one-half times the sum of his or her annual base salary and his or her annual bonus payable in respect of the immediately preceding year; and (ii) in the event Summit Investments exercises the “noncompete option” after any such NEO elects not to extend the term, then the NEO is entitled to a severance payment equal to the sum of his or her annual base salary and the bonus actually paid in respect of the preceding year, multiplied by a fraction, the numerator of which is equal to the number of days from the date of termination through the expiration of the restricted period (as elected by Summit Investments) and the denominator of which is 365.
(6)

Mr. Newby’s employment agreement is substantially identical to Mr. Deneke’s with respect to potential payments upon termination or a change in control, except that in the event Summit Investments exercises the “noncompete option” after Mr. Newby elects not to extend the term, then he is entitled to a severance payment equal to the sum of his annual base salary and the bonus actually paid in respect of the preceding year, multiplied by a fraction, the numerator of which is equal to the number of days from the date of termination through the expiration of the restricted period (as elected by Summit Investments) and the denominator of which is 365.

(7)

Both Mr. Newby and Graves were terminated without cause in 2019. Accordingly, disclosure is limited to the triggering event that actually occurred. In Mr. Newby’s case, the amounts reflect actual amounts.

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

.

Members of the Compensation Committee of Summit Midstream GP, LLC
Thomas K. Lane	Jeffrey R. Spinner	Robert M. Wohleber

Director Compensation

In 2019, under the director compensation plan, the independent directors, which include Messrs. Peters, Wohleber, and Jacobe, each received the following:

•	an annual cash retainer of $80,000; and
•	an annual award of common units with a grant date fair value of approximately $80,000.

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

Messrs. Peters and Wohleber were paid their compensation in March 2019, whereas Mr. Jacobe was paid upon the commencement of his service on the Board in April 2019.

In addition to their regular compensation described above, the independent directors received the following additional fees for the increased time and effort they expended as chairperson and members, respectively, of the Conflicts Committee, in connection with the review of certain major transactions in 2019:

•	$25,000 to Mr. Wohleber and $20,000 to Mr. Peters for their work on the Equity Restructuring;
•	$20,000 to Mr. Wohleber and $15,000 to Messrs. Peters and Jacobe for their work on the DPPO partial prepayment transaction; and
•	$15,000 to Messrs. Wohleber and Peters for their work relating to certain additional contemplated transactions.

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

The following table shows the compensation paid, including amounts deferred, under our director compensation plan in 2019.

Name	Fees earned or paid in cash ($)	Other fees ($)	Unit awards ($) (1)	Compensation deferred ($) (2)	Total ($)
Matthew F. Delaney	—	—	—	—	—
Lee Jacobe	105,000	—	80,000	—	185,000
Peter Labbat	—	—	—	—	—
Thomas K. Lane	—	—	—	—	—
Heath Deneke	—	—	—	—	—
Jerry L. Peters	150,000	—	80,000	—	230,000
Jeffrey R. Spinner	—	—	—	—	—
Robert M. Wohleber	160,000	—	80,000	—	240,000

(1) Amount shown represents the grant date fair value of the unit awards as determined in accordance with GAAP. These unit awards were fully vested on the grant date.

(2) In 2019, no director elected to defer any portion of his compensation related to Board committee service.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee consists of Mr. Lane, Mr. Spinner and Mr. Wohleber. Although our common units are listed on the NYSE, we have taken advantage of the “Limited Partnership” exemption to the NYSE rule that would otherwise require listed companies to have an independent compensation committee with a written charter. During 2019, no member of the Compensation Committee was an executive officer of another entity on whose compensation committee or board of directors any executive officer of Summit Investments (and in connection therewith, SMLP) served. During 2019, no director was an executive officer of another entity on whose compensation committee any executive officer of Summit Investments (and in connection therewith, SMLP) served.

Our CEO participated in his capacity as a director in the deliberations of the Board of Directors concerning named executive officer compensation and made recommendations to the Compensation Committee regarding named executive officer compensation but abstained from any decisions regarding his compensation. Also, Mr. Lane and Mr. Spinner were selected to serve on the Compensation Committee due to their affiliations with Energy Capital Partners, which controls our General Partner.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common units of:

•	each person who is known to us to beneficially own 5% or more of such units to be outstanding (based solely on Schedules 13D and 13G filed with the SEC prior to February 18, 2020);
•	our General Partner;
•	each of the directors and NEOs of our General Partner; and
•	all of the directors and executive officers of our General Partner as a group.

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

In computing the number of common units beneficially owned by a person and the percentage ownership of that person, common units that a person has the right to acquire upon the vesting of phantom units where the units are issuable within 60 days of February 18, 2020, if any, are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. The percentage of units beneficially owned is based on a total of 93,613,194 common limited partner units outstanding as of February 18, 2020.

Except as indicated by footnote, the persons named in the following table have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable.

Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
Summit Investments (1) (2) (3)	45,318,866	48.4%
SMP Holdings (2) (3) (4)	45,318,866	48.4%
Energy Capital Partners II, LLC (1) (3) (5) (6)	51,234,693	54.7%
SMLP Holdings, LLC (5) (6)	5,915,827	6.3%
Invesco Ltd. (7)	13,906,836	14.9%
Steven J. Newby (2) (9)	285,879	*
J. Heath Deneke (2) (8)	—
Brock M. Degeyter (2) (8)	135,327	*
Brad N. Graves (2) (8) (9)	173,916	*
Leonard W. Mallett (2) (8)	194,319	*
Louise Matthews (2)	50,416
Marc D. Stratton (2) (8)	60,174	*
Matthew F. Delaney (5)	—	*
Peter Labbat (5)	20,000	*
Thomas K. Lane (5) (10)	40,000	*
Jerry L. Peters (2) (9)	15,612	*
Scott A. Rogan (11)	—	*
Jeffrey R. Spinner (11)	—	*
Robert M. Wohleber (2)	27,310	*
James Lee Jacobe (2)	9,580
All directors and executive officers as a group (consisting of 15 persons)	1,012,533	*

* An asterisk indicates that the person or entity owns less than one percent.

(1)  Summit Investments owns 100% of SMP Holdings, the entity that owns 100% of our General Partner. Energy Capital Partners II, LLC ("ECP II") and its parallel and co-investment funds (the "ECP Funds" and together with ECP II, "ECP") hold in the aggregate, 100% of the Class A membership interests in Summit Investments, the sole owner of SMP Holdings. ECP II is the General Partner of the General Partner of each of the ECP Funds that holds membership interests in Summit Investments and has voting and investment control over the securities held thereby. Accordingly, ECP may be deemed to indirectly beneficially own all of the common units held by Summit Investments and SMP Holdings as of February 18, 2020.

(2)  The address for this person or entity is 910 Louisiana Street, Suite 4200, Houston, TX.

(3)  Because of its ownership interest in Summit Investments, ECP is entitled to elect five directors of Summit Investments. In addition, Mr. Delaney (who is a principal of Energy Capital Partners), Mr. Labbat (who is a partner of Energy Capital Partners), Mr. Lane (who is Vice Chairman of Energy Capital Partners), Mr. Rogan (who is a principal of Energy Capital Partners) and Mr. Spinner (who is a principal of Energy Capital Partners) are each directors of our General Partner. Neither Mr. Delaney, Mr. Labbat, Mr. Lane, Mr. Rogan nor Mr. Spinner are deemed to beneficially own, and they disclaim beneficial ownership of, any common units held by our General Partner, Summit Investments or SMP Holdings.

(4)  SMP Holdings owns 100% of our General Partner and 48.4% of our outstanding common units. Given its ownership interest in Summit Investments, ECP may be deemed to indirectly beneficially own all of the common units held by SMP Holdings as of February 18, 2020.

(5)  The address for this person or entity is 51 John F. Kennedy Parkway, Suite 1250, Short Hills, NJ 07078.

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

(7)  The address for this person or entity is 1555 Peachtree Street NE, Suite 1800, Atlanta, GA 30309.

(8)  Includes common units which the individuals have the right to acquire upon vesting of phantom units, where the units are issuable as of February 18, 2020 or within 60 days thereafter. Such units are deemed to be outstanding in calculating the percentage ownership of such individual (and all directors and officers as a group), but are not deemed to be outstanding as to any other person.

(9)  Excludes vested units for which receipt has been deferred into our Deferred Compensation Plan.

(10)  Includes 20,000 common units held by Lane Ventures LLC ("Lane Ventures"). Two of Mr. Lane's estate planning trusts collectively own a majority of the membership interests in Lane Ventures and as a result, Mr. Lane may be deemed to indirectly beneficially own the common units held by Lane Ventures.

(11)  The address for this person or entity is 1000 Louisiana, Suite 5200, Houston, Texas 77002.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2019 with respect to the Partnership's common units that may be issued under the 2012 Long-Term Incentive Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (1)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,105,995	n/a	1,277,309
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	2,105,995	—	1,277,309

(1) Amount shown represents phantom unit awards outstanding under the SMLP LTIP at December 31, 2019. The awards are expected to be settled in common units upon the applicable vesting date and are not subject to an exercise price.

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

The SMLP LTIP is administered by the Board of Directors. The SMLP LTIP provides for the grant, from time to time at the discretion of the Board of Directors, of unit awards, restricted units, phantom units, unit options, unit appreciation rights, distribution equivalent rights, profits interest units and other unit-based awards. Units that are canceled or forfeited are available for delivery pursuant to other awards.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Of the 93,493,473 common units outstanding at December 31, 2019, Summit Investments beneficially owned 45,318,866 common units and a subsidiary of Energy Capital Partners directly owned 5,915,827 common units. In addition, SMP Holdings owns and controls our General Partner.

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

Reimbursement of Expenses from General Partner.  Under our Partnership Agreement, we reimburse our General Partner and its affiliates for certain expenses incurred on our behalf, including, without limitation, salary, bonus, incentive compensation and other amounts paid to our General Partner's employees and executive officers who perform services necessary to run our business. Our Partnership Agreement provides that our General Partner will determine in good faith the expenses that are allocable to us. Operation and maintenance expenses incurred by the General Partner and reimbursed by us under our Partnership Agreement were $28.6 million in 2019. General and administrative expenses incurred by the General Partner and reimbursed by us under our Partnership Agreement were $32.2 million in 2019. As of December 31, 2019, we had a payable of $0.3 million to the General Partner for expenses that were paid on our behalf.

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

Review, Approval and Ratification of Related-Person Transactions

The Board of Directors has a policy for the identification, review and approval of certain related person transactions. The policy provides for the review and (as appropriate) approval by the Conflicts Committee of transactions between SMLP and its subsidiaries, on the one hand, and related persons (as that term is defined in SEC rules), on the other hand. Pursuant to the policy, the General Counsel of SMLP's General Partner is charged with primary responsibility for determining whether, based on the facts and circumstances, a proposed transaction is a related person transaction.

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

The policy described above was adopted by the Board of Directors on March 7, 2013, and as a result, certain of the transactions described in "Agreements with Affiliates" above were not reviewed under such policy.

Director Independence

Although most companies listed on the New York Stock Exchange are required to have a majority of independent directors serving on the board of directors of the listed company, the New York Stock Exchange does not require a listed limited partnership like us to have, and we do not intend to have, a majority of independent directors on the Board of Directors.

Item 14. Principal Accounting Fees and Services.

Our Audit Committee has ratified Deloitte & Touche LLP, Independent Registered Public Accounting Firm, to audit the books, records and accounts of SMLP for the year ended December 31, 2019.

Audit Fees.  The fees billed by Deloitte & Touche LLP, as principal accountant, for the audit of our consolidated financial statements and other services rendered for the years ended December 31, 2019 and 2018 follow.

	Year ended December 31,
	2019	2018
Audit fees (1)	$1,654,404	$1,747,000
Audit-related fees (2)	20,000	75,500
Tax fees (3)	469,276	473,130
All other fees	—	—
Total	$2,143,680	$2,295,630

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

SEC Rule 3-09 of Regulation S-X ("Rule 3-09") requires that we include or incorporate by reference financial statements for OGC in this Form 10-K if our investment was considered to be significant for the year ended December 31, 2019. We have concluded that OGC is significant. As such, the following documents are incorporated herein by reference:

•

The audited balance sheets of OGC as of December 31, 2019 and 2018 and the related statements of operations, members' equity and cash flows for the years ended December 31, 2019, 2018 and 2017 and the related notes to the financial statements, are filed as Exhibit 99.1 to this Report.

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

3.4		Certificate of Formation of Summit Midstream GP, LLC (Incorporated herein by reference to Exhibit 3.4 to SMLP's Form S-1 Registration Statement dated August 21, 2012 (Commission File No. 333-183466))
4.1	***	Description of Common Units
4.2

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

10.6

Registration Rights Agreement, dated as of June 17, 2013, by and among Summit Midstream Holdings, LLC, Summit Midstream Finance Corp., the Guarantors named therein and the Initial Purchasers named therein (Incorporated herein by reference to Exhibit 4.2 to SMLP's Current Report on Form 8-K dated June 17, 2013 (Commission File No. 001-35666))

10.7

Joinder Agreement, dated as of June 4, 2013, by and among Summit Midstream Holdings, LLC, The Royal Bank of Scotland plc, as Administrative Agent, and the lenders party thereto (Incorporated herein by reference to Exhibit 10.2 to SMLP's Current Report on Form 8-K dated June 5, 2013 (Commission File No. 001-35666))

10.8

Third Amended and Restated Credit Agreement dated as of May 26, 2017 (Incorporated herein by reference to Exhibit 10.1 to SMLP's Current Report on Form 8-K dated May 30, 2017 (Commission File No. 001-35666))

10.9		First Amendment to the Third Amended and Restated Credit Agreement dated as of September 22, 2017

10.10

Second Amendment to Third Amended and Restated Credit Agreement dated as of June 26, 2019 (Incorporated herein by reference to Exhibit 10.2 to SMLP's Current Report on Form 10-Q dated August 9, 2019 (Commission File No. 001-35666))

10.11	***	Third Amendment to Third Amended and Restated Credit Agreement and Second Amendment to Second Amended and Restated Guarantee and Collateral Agreement dated as of December 24, 2019
10.12	***	Amended and Restated Limited Liability Company Agreement of Summit Permian Transmission Holdco, LLC, dated as of December 24, 2019
10.13

Amended and Restated Guarantee and Collateral Agreement dated as of November 1, 2013 (Incorporated herein by reference to Exhibit 10.7 to SMLP's 2013 Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (Commission File No. 001-35666))

10.14

Base Indenture, dated as of July 15, 2014, by and among Summit Midstream Holdings, LLC, Summit Midstream Finance Corp. and U.S. Bank National Association (Incorporated herein by reference to Exhibit 4.1 to SMLP's Current Report on Form 8-K dated July 9, 2014 (Commission File No. 001-35666))

10.15

First Supplemental Indenture, dated as of July 15, 2014, by and among Summit Midstream Holdings, LLC, Summit Midstream Finance Corp., the Guarantors party thereto and U.S. Bank National Association (including form of the 5½% senior notes due 2022) (Incorporated herein by reference to Exhibit 4.2 to SMLP's Current Report on Form 8-K dated July 9, 2014 (Commission File No. 001-35666))

10.16

Second Supplemental Indenture, dated as of February 15, 2017, by and among Summit Midstream Holdings, LLC, Summit Midstream Finance Corp., the Guarantors party thereto and U.S. Bank National Association (including form of the 5.75% senior notes due 2025) (Incorporated herein by reference to Exhibit 4.2 to SMLP’s Current Report on Form 8-K dated February 17, 2017 (Commission File No. 001-35666))

10.17

Equity Distribution Agreement, dated June 12, 2015, among the Partnership, the General Partner, the Operating Company, Citigroup Global Markets Inc., Deutsche Bank Securities Inc. and RBC Capital Markets, LLC. (Incorporated herein by reference to Exhibit 1.1 to SMLP's Current Report on Form 8-K dated June 12, 2015 (Commission File No. 001-35666))

10.18

Contribution Agreement between Summit Midstream Partners Holdings, LLC and Summit Midstream Partners, LP dated as of February 25, 2016 (Incorporated herein by reference to Exhibit 10.1 to SMLP's Form 8-K filed March 1, 2016 (Commission File No. 001-35666))

10.19

Amendment to Contribution Agreement between Summit Midstream Partners Holdings, LLC and Summit Midstream Partners, LP dated February 25, 2019 (Incorporated herein by reference to Exhibit 10.3 to SMLP's Current Report on Form 8-K dated February 26, 2019 (Commission File No. 001-35666))

10.20

Amendment No. 2 to Contribution Agreement between Summit Midstream Partners Holdings, LLC and Summit Midstream Partners, LP dated November 7, 2019 (Incorporated herein by reference to Exhibit 10.1 to SMLP's Current Report on Form 8-K dated November 8, 2019 (Commission File No. 001-35666))

10.21

Equity Restructuring Agreement by and among Summit Midstream Partners, LP, Summit Midstream GP, LLC and Summit Midstream Partners Holdings, LLC dated as of February 25, 2019 (Incorporated herein by reference to Exhibit 10.4 to SMLP's Current Report on Form 8-K dated February 26, 2019 (Commission File No. 001-35666))

10.22	*

Amendment No. 1 to Employment Agreement, dated December 1, 2015, effective August 4, 2017, by and between Summit Midstream Partners, LLC and Leonard Mallett (Incorporated herein by reference to Exhibit 10.2 to SMLP's Current Report on Form 8-K dated August 8, 2017 (Commission File No. 001-35666))

10.23	*

Second Amended and Restated Employment Agreement, effective March 1, 2017, by and between Summit Midstream Partners, LLC and Brad N. Graves (Incorporated herein by reference to Exhibit 10.24 to SMLP’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (Commission File No. 001-35666))

10.24	*

Amendment No. 1 to Amended and Restated Employment Agreement by and between Summit Midstream Partners LLC and Brock M. Degeyter, effective January 23, 2018 (Incorporated herein by reference to Exhibit 10.1 to SMLP's Form 8-K filed February 24, 2016 (Commission File No. 001-35666))

10.25	*

Employment Agreement, effective January 1, 2019, by and between Summit Midstream Partners, LLC and Marc D. Stratton (Incorporated herein by reference to Exhibit 10.1 to SMLP’s Form 8-K dated January 2, 2019 (Commission File No. 001-35666))

10.26	*

Employment Agreement effective March 1, 2019, by and between Summit Midstream Partners, LLC and Louise E. Matthews (Incorporated herein by reference to Exhibit 10.1 to SMLP’s Current Report on Form 8-K dated February 6, 2019 (Commission File Number 001-35666))

10.27	*	Form of Retention Bonus Agreement (Incorporated herein by reference to Exhibit 10.1 to SMLP’s Current Report on Form 8-K dated June 11, 2019 (Commission File Number 001-35666))
10.28	*

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

10.30	*

Award Agreement by and between Summit Midstream GP, LLC, Summit Midstream Partners, LP and Leonard Mallett (Incorporated herein by reference to Exhibit 10.2 to SMLP's Current Report on Form 8-K filed November 17, 2015 (Commission File No. 001-35666))

10.31	*

Summit Midstream Partners, LP 2012 Long-Term Incentive Plan Phantom Unit Agreement (Incorporated herein by reference to Exhibit 10.1 to SMLP's Current Report on Form 8-K filed March 17, 2014 (Commission File No. 001-35666))

10.32	*	Form of Director Unit Award Agreement (Incorporated herein by reference to Exhibit 10.3 to SMLP's Current Report on Form 8-K filed October 4, 2012 (Commission File No. 001-35666))
10.33	*

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

99.1	***	Ohio Gathering Company, L.L.C. Financial Statements as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017
101.INS	**	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	**	Inline XBRL Taxonomy Extension Schema
101.CAL	**	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	**	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	**	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	**	Inline XBRL Taxonomy Extension Presentation Linkbase
104		Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

*** Filed herewith

(c) Financial Statement Schedules

Not applicable.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Summit Midstream Partners, LP
(Registrant)

By: Summit Midstream GP, LLC (its General Partner)

March 9, 2020	/s/ Marc D. Stratton
Marc D. Stratton, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Heath Deneke	Director, President and Chief Executive Officer (Principal Executive Officer)	March 9, 2020
Heath Deneke

/s/ Marc D. Stratton	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2020
Marc D. Stratton

/s/ Matthew F. Delaney	Director	March 9, 2020
Matthew F. Delaney

/s/ Lee Jacobe	Director	March 9, 2020
Lee Jacobe

/s/ Peter Labbat	Director	March 9, 2020
Peter Labbat

/s/ Thomas K. Lane	Director	March 9, 2020
Thomas K. Lane

/s/ Jerry L. Peters	Director	March 9, 2020
Jerry L. Peters

/s/ Scott A. Rogan	Director	March 9, 2020
Scott A. Rogan

/s/ Jeffrey R. Spinner	Director	March 9, 2020
Jeffrey R. Spinner

/s/ Robert M. Wohleber	Director	March 9, 2020
Robert M. Wohleber