Form 10-Q
period 2020-03-31
Summit Midstream Partners, LP
filed 2020-05-08
CIK 1549922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐    Yes ☒    No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	As of April 30, 2020
Common Units	94,558,166 units

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
Guarantor Subsidiaries

Bison Midstream and its subsidiaries, Grand River and its subsidiaries, DFW

    Midstream, Summit Marketing, Summit Permian, Permian Finance, OpCo,

    Summit Utica, Meadowlark Midstream, Summit Permian II and Mountaineer

    Midstream

IDRs	incentive distribution rights
LIBOR	London Interbank Offered Rate
Mbbl	one thousand barrels
Mbbl/d	one thousand barrels per day
Mcf	one thousand cubic feet
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
Meadowlark Midstream	Meadowlark Midstream Company, LLC

MMcf	one million cubic feet
MMcf/d	one million cubic feet per day
Mountaineer Midstream	Mountaineer Midstream Company, LLC
MVC	minimum volume commitment
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

    Agreement dated as of September 22, 2017, the Second Amendment to Third

    Amended and Restated Credit Agreement dated as of June 26, 2019 and the Third Amendment to Third Amended and Restated Credit Agreement

    dated as of December 24, 2019

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
SMPH Term Loan

the Term Loan Agreement, dated as of March 21, 2017, among SMP Holdings,

    as borrower, the lenders party thereto and Credit Suisse AG, Cayman Islands

    Branch, as Administrative Agent and Collateral Agent

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(In thousands, except unit amounts)
Assets
Current assets:
Cash and cash equivalents	$67,694	$4,948
Restricted cash	4,057	27,392
Accounts receivable	83,648	102,118
Other current assets	4,265	5,018
Total current assets	159,664	139,476
Property, plant and equipment, net	1,869,882	1,882,251
Intangible assets, net	224,076	232,278
Investment in equity method investees	363,578	309,728
Other noncurrent assets	7,735	9,718
Total assets	$2,624,935	$2,573,451

Liabilities and Capital
Current liabilities:
Trade accounts payable	$22,294	$24,415
Accrued expenses	11,413	11,482
Due to affiliate	776	311
Deferred revenue	14,318	13,493
Ad valorem taxes payable	3,696	8,477
Accrued interest	15,370	12,311
Accrued environmental remediation	2,016	1,725
Other current liabilities	8,621	11,933
Total current liabilities	78,504	84,147
Long-term debt	1,491,716	1,470,299
Deferred Purchase Price Obligation	180,750	178,453
Noncurrent deferred revenue	43,045	38,709
Noncurrent accrued environmental remediation	2,618	2,926
Other noncurrent liabilities	8,044	7,951
Total liabilities	1,804,677	1,782,485
Commitments and contingencies (Note 15)

Mezzanine Capital
Subsidiary Series A Preferred Units (66,002 units issued and outstanding at March 31, 2020 and 30,058 units issued and outstanding at December 31, 2019)	62,341	27,450

Partners' Capital
Series A Preferred Units (300,000 units issued and outstanding at March 31, 2020 and December 31, 2019)	300,741	293,616
Common limited partner capital (94,469,385 units issued and outstanding at March 31, 2020 and 93,493,473 units issued and outstanding at December 31, 2019)	457,176	469,900
Total partners' capital	757,917	763,516
Total liabilities, mezzanine capital and partners' capital	$2,624,935	$2,573,451

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2020	2019
	(In thousands, except per-unit amounts)
Revenues:
Gathering services and related fees	$83,792	$86,964
Natural gas, NGLs and condensate sales	13,780	37,928
Other revenues	7,331	6,516
Total revenues	104,903	131,408
Costs and expenses:
Cost of natural gas and NGLs	8,225	31,759
Operation and maintenance	21,811	24,222
General and administrative	16,378	17,281
Depreciation and amortization	29,629	27,727
Transaction costs	11	950
Loss (gain) on asset sales, net	115	(961)
Long-lived asset impairment	3,821	44,951
Total costs and expenses	79,990	145,929
Other (expense) income	(428)	209
Interest expense	(20,218)	(17,527)
Deferred Purchase Price Obligation	(2,297)	(4,427)
Income (loss) before income taxes and income (loss) from equity method investees	1,970	(36,266)
Income tax benefit (expense)	28	(207)
Income (loss) from equity method investees	3,311	(441)
Net income (loss)	$5,309	$(36,914)
Less:
Net income attributable to General Partner, including IDRs	—	12
Net income (loss) attributable to limited partners	5,309	(36,926)
Net income attributable to Series A Preferred Units	7,125	7,125
Net income attributable to Subsidiary Series A Preferred Units	945	—
Net loss attributable to common limited partners	$(2,761)	$(44,051)

Loss per limited partner unit:
Common unit – basic	$(0.03)	$(0.58)
Common unit – diluted	$(0.03)	$(0.58)

Weighted-average limited partner units outstanding:
Common units – basic	93,675	75,793
Common units – diluted	93,675	75,793

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

	Partners' capital
	Limited partners
	Series A Preferred Units	Common	Total
	(In thousands)
Partners' capital, January 1, 2020	$293,616	$469,900	$763,516
Net income (loss)	7,125	(2,761)	4,364
Distributions to unitholders	—	(11,702)	(11,702)
Unit-based compensation	—	2,723	2,723
Tax withholdings and associated payments on vested SMLP LTIP awards	—	(984)	(984)
Partners' capital, March 31, 2020	$300,741	$457,176	$757,917

	Partners' capital
	Limited partners
	Series A Preferred Units	Common	General Partner	Total
	(In thousands)
Partners' capital, January 1, 2019	$293,616	$902,358	$25,250	$1,221,224
Net income (loss)	7,125	(44,051)	12	(36,914)
Conversion of General Partner economic interests	—	22,222	(22,222)	—
Distributions to unitholders	—	(42,241)	(3,040)	(45,281)
Unit-based compensation	—	2,526	—	2,526
Tax withholdings and associated payments on vested SMLP LTIP awards	—	(2,522)	—	(2,522)
Partners' capital, March 31, 2019	$300,741	$838,292	$—	$1,139,033

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	March 31,
	2020	2019
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$5,309	$(36,914)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	29,863	28,116
Noncash lease expense	473	765
Amortization of debt issuance costs	1,109	1,080
Deferred Purchase Price Obligation	2,297	4,427
Unit-based and noncash compensation	2,723	2,526
(Income) loss from equity method investees	(3,311)	441
Distributions from equity method investees	7,494	8,583
Loss (gain) on asset sales, net	115	(961)
Long-lived asset impairment	3,821	44,951
Changes in operating assets and liabilities:
Accounts receivable	18,470	4,675
Trade accounts payable	3,960	271
Accrued expenses	(69)	(1,199)
Due from affiliate	465	80
Deferred revenue, net	5,161	2,323
Ad valorem taxes payable	(4,781)	(6,184)
Accrued interest	3,059	3,111
Accrued environmental remediation, net	(17)	(548)
Other, net	(2,173)	(2,832)
Net cash provided by operating activities	73,968	52,711
Cash flows from investing activities:
Capital expenditures	(18,583)	(60,848)
Proceeds from asset sale (net of cash of $1,475 for the period ended March 31, 2019)	—	89,461
Investment in equity method investee	(58,033)	—
Other, net	217	(120)
Net cash (used in) provided by investing activities	(76,399)	28,493

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued)

	March 31,
	2020	2019
	(In thousands)
Cash flows from financing activities:
Distributions to unitholders	(11,702)	(45,281)
Borrowings under Revolving Credit Facility	55,000	69,000
Repayments under Revolving Credit Facility	(34,000)	(101,000)
Proceeds from issuance of Series A preferred units, net of costs	33,946	—
Other, net	(1,402)	(2,968)
Net cash provided by (used in) financing activities	41,842	(80,249)
Net change in cash, cash equivalents and restricted cash	39,411	955
Cash, cash equivalents and restricted cash, beginning of period	32,340	4,345
Cash, cash equivalents and restricted cash, end of period (1)	$71,751	$5,300

Supplemental cash flow disclosures:
Cash interest paid	$16,523	$15,229
Less capitalized interest	491	1,915
Interest paid (net of capitalized interest)	$16,032	$13,314

Cash paid for taxes	$—	$—

Noncash investing and financing activities
Capital expenditures in trade accounts payable (period-end accruals)	$13,765	$23,389
Right-of-use assets relating to ASC Topic 842	—	5,448

(1) A reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets follow:
	March 31,
	2020	2019
	(In thousands)
Cash and cash equivalents	$67,694	$5,300
Restricted cash	4,057	—
Total cash, cash equivalents and restricted cash	$71,751	$5,300

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION, BUSINESS OPERATIONS AND PRESENTATION AND CONSOLIDATION

Organization. SMLP, a Delaware limited partnership, was formed in May 2012 and began operations in October 2012. SMLP is a value-oriented limited partnership focused on developing, owning and operating midstream energy infrastructure assets that are strategically located in unconventional resource basins, primarily shale formations, in the continental United States. Our business activities are conducted through various operating subsidiaries, each of which is owned or controlled by our wholly owned subsidiary holding company, Summit Holdings, a Delaware limited liability company. References to the "Partnership," "we," or "our" refer collectively to SMLP and its subsidiaries.

The General Partner, a Delaware limited liability company, manages our operations and activities. Summit Investments, a Delaware limited liability company, is the ultimate owner of our General Partner and has the right to appoint the entire Board of Directors. Summit Investments is controlled by Energy Capital Partners.

As of March 31, 2020, SMP Holdings, a wholly owned subsidiary of Summit Investments, beneficially owned 45,318,866 SMLP common units and a subsidiary of Energy Capital Partners directly owned 5,915,827 SMLP common units.

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

Presentation and Consolidation.  We prepare our unaudited condensed consolidated financial statements in accordance with GAAP as established by the FASB. We make estimates and assumptions that affect the reported amounts of assets and liabilities at the balance sheet dates, including fair value measurements, the reported amounts of revenues and expenses and the disclosure of commitments and contingencies. Further, these estimates and other factors, including those outside of our control, such as the impact of lower commodity prices, may have a significant negative impact to our business, financial condition, results of operations and cash flows. Although management believes these estimates are reasonable, actual results could differ from its estimates.

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and the regulations of the SEC. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. We believe that the disclosures made are adequate to make the information not misleading. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments which are necessary to fairly present the unaudited condensed consolidated balance sheet as of March 31, 2020, the unaudited condensed consolidated statements of operations and statements of partners’ capital for the three months ended March 31, 2020 and 2019 and the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2020 and 2019. The balance sheet at December 31, 2019 included herein was derived from our audited financial statements, but does not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto that are included in our annual report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 9, 2020 (the "2019 Annual Report"). The results of operations for an interim period are not necessarily indicative of results expected for a full year.

Risks and Uncertainties.  We are closely monitoring the impact of the outbreak of COVID-19 on all aspects of our business, including how it will impact our customers, employees, supply chain and distribution network. While COVID-19 did not have a material adverse effect on our reported results for the first quarter of 2020, only one month of the quarter was affected by COVID-19 and if the current conditions continue, subsequent quarters may reflect these conditions for a full quarter. We are unable to predict the ultimate impact that COVID-19 may have on our business, future results of operations, financial position or cash flows.

The full extent to which our operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact. Furthermore, the impacts of a potential worsening of global economic conditions and the continued disruptions to and volatility in the financial markets remain unknown.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Except for the changes below, there have been no changes to our significant accounting policies since December 31, 2019.

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

Recently Adopted Accounting Pronouncements. We have recently adopted the following accounting pronouncement:

•

ASU No. 2018-13 Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 updates the disclosure requirements on fair value measurements including new disclosures for the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 modifies existing disclosures including clarifying the measurement uncertainty disclosure. ASU 2018-13 removes certain existing disclosure requirements including the amount and reasons for transfers between Level 1 and Level 2 fair value measurements and the policy for the timing of transfer between levels. The adoption of ASU 2018-13 on January 1, 2020 did not have a material impact on our unaudited condensed consolidated financial statement disclosures.

•

ASU No. 2016-13 Financial Instruments – Credit Losses (“ASU 2016-13”). ASU 2016-13 requires the use of a current expected loss model for financial assets measured at amortized cost and certain off-balance sheet credit exposures. Under this model, entities will be required to estimate the lifetime expected credit losses on such instruments based on historical experience, current conditions, and reasonable and supportable forecasts. This amended guidance also expands the disclosure requirements to enable users of financial statements to understand an entity’s assumptions, models and methods for estimating expected credit losses. The changes are effective for annual and interim periods beginning after December 15, 2019, and amendments should be applied using a modified retrospective approach. The adoption of ASU 2016-13 on January 1, 2020 did not have a material impact on our unaudited condensed consolidated financial statements or disclosures.

Accounting Pronouncements Pending Adoption. We have not yet adopted the following accounting pronouncement as of March 31, 2020:

•

ASU No. 2020-04 Reference Rate Reform (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform on financial reporting. The amendments in ASU 2020-04 are effective as of March 12, 2020 through December 31, 2022. We are currently evaluating the provisions of ASU 2020-04 to determine its impact on our unaudited condensed consolidated financial statements and disclosures.

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

The following table presents estimated revenue expected to be recognized during the remainder of 2020 and over the remaining contract period related to performance obligations that are unsatisfied and are comprised of estimated MVC shortfall payments.

We applied the practical expedient in paragraph 606-10-50-14 of ASC Topic 606 for certain arrangements that we consider optional purchases (i.e., there is no enforceable obligation for the customer to make purchases) and those amounts are therefore excluded from the table.

	2020	2021	2022	2023	2024	Thereafter
	(In thousands)
Gathering services and related fees	$86,916	$102,127	$84,736	$66,693	$50,608	$58,672

Revenue by Category.  In the following table, revenue is disaggregated by geographic area and major products and services. Ohio Gathering is excluded from the tables below due to equity method accounting. For more detailed information about reportable segments, see Note 4.

	Reportable Segments
	Three months ended March 31, 2020
	Utica Shale	Williston Basin	DJ Basin	Permian Basin	Piceance Basin	Barnett Shale	Marcellus Shale	Total reportable segments	All other segments	Total
	(In thousands)
Major products / services lines
Gathering services and related fees	$6,962	$23,797	$6,855	$2,311	$27,189	$10,443	$6,235	$83,792	$—	$83,792
Natural gas, NGLs and condensate sales	—	4,324	70	4,512	1,003	3,871	—	13,780	—	13,780
Other revenues	—	3,142	1,034	187	1,065	1,260	—	6,688	643	7,331
Total	$6,962	$31,263	$7,959	$7,010	$29,257	$15,574	$6,235	$104,260	$643	$104,903

	Reportable Segments
	Three months ended March 31, 2019
	Utica Shale	Williston Basin	DJ Basin	Permian Basin	Piceance Basin	Barnett Shale	Marcellus Shale	Total reportable segments	All other segments	Total
	(In thousands)
Major products / services lines
Gathering services and related fees	$7,495	$25,706	$3,724	$366	$31,840	$13,025	$6,197	$88,353	$(1,389)	$86,964
Natural gas, NGLs and condensate sales	—	5,585	85	4,221	2,302	604	—	12,797	25,131	37,928
Other revenues	—	2,908	1,007	32	1,138	1,656	—	6,741	(225)	6,516
Total	$7,495	$34,199	$4,816	$4,619	$35,280	$15,285	$6,197	$107,891	$23,517	$131,408

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

	March 31, 2020	December 31, 2019
	(In thousands)
Contract assets, beginning of period	$3,902	$8,755
Additions	13,877	18,077
Transfers out	(425)	(22,930)
Contract assets, end of period	$17,354	$3,902

As of March 31, 2020, receivables with customers totaled $58.0 million and contract assets totaled $17.4 million which were included in the Accounts receivable caption on the unaudited condensed consolidated balance sheet.

As of December 31, 2019, receivables with customers totaled $90.4 million and contract assets totaled $3.9 million which were included in the Accounts receivable caption on the unaudited condensed consolidated balance sheet.

Contract liabilities (deferred revenue) relate to the advance consideration received from customers primarily for contributions in aid of construction. We recognize contract liabilities under these arrangements in revenue over the contract period. For the three months ended March 31, 2020 and 2019, we recognized $2.4 million and $2.7 million of gathering services and related fees which were included in the contract liability balance as of the beginning of the period. See Note 8 for additional details.

4. SEGMENT INFORMATION

As of March 31, 2020, our reportable segments are:

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

Until March 22, 2019, we owned Tioga Midstream, a crude oil, produced water and associated natural gas gathering system operating in the Williston Basin. Until December 1, 2019, we owned certain assets in the Red Rock Gathering system operating in the Piceance Basin. Refer to Note 16 to the unaudited condensed consolidated financial statements for details on the sale of Tioga Midstream and on the sale of certain assets in the Red Rock Gathering system.

Each of our reportable segments provides midstream services in a specific geographic area. Our reportable segments reflect the way in which we internally report the financial information used to make decisions and allocate resources in connection with our operations.

The Ohio Gathering reportable segment includes our investment in Ohio Gathering. Income or loss from equity method investees, as reflected on the unaudited condensed consolidated statements of operations, relates to Ohio Gathering and is recognized and disclosed on a one-month lag (see Note 7).

For the three months ended March 31, 2020, other than the investment activity described in Note 7, Double E did not have any results of operations given that the Double E Project is currently under development. The Double E Project is expected to be operational in the third quarter of 2021.

Corporate and Other represents those results that are: (i) not specifically attributable to a reportable segment; (ii) not individually reportable (such as Double E); or (iii) that have not been allocated to our reportable segments for the purpose of evaluating their performance, including certain general and administrative expense items, certain natural gas and crude oil marketing services, construction management fees related to the Double E Project and transaction costs.

Assets by reportable segment follow.

	March 31, 2020	December 31, 2019
	(In thousands)
Assets (1):
Utica Shale	$205,341	$206,368
Ohio Gathering	271,268	275,000
Williston Basin	452,684	452,152
DJ Basin	200,473	205,308
Permian Basin	184,043	185,708
Piceance Basin	622,403	631,140
Barnett Shale	345,248	350,638
Marcellus Shale	184,279	184,631
Total reportable segment assets	2,465,739	2,490,945
Corporate and Other	159,196	82,506
Total assets	$2,624,935	$2,573,451

(1) At March 31, 2020, Corporate and Other included $92.3 million relating to our investment in Double E (included in the Investment in equity method investees caption of the unaudited condensed consolidated balance sheet). At December 31, 2019, Corporate and Other included $34.7 million relating to our investment in Double E.

Revenues by reportable segment follow.

	Three months ended March 31,
	2020	2019
	(In thousands)
Revenues (1):
Utica Shale	$6,962	$7,495
Williston Basin	31,263	34,199
DJ Basin	7,959	4,816
Permian Basin	7,010	4,619
Piceance Basin	29,257	35,280
Barnett Shale	15,574	15,285
Marcellus Shale	6,235	6,197
Total reportable segments revenue	104,260	107,891
Corporate and Other	643	26,838
Eliminations	—	(3,321)
Total revenues	$104,903	$131,408

(1) Excludes revenues earned by Ohio Gathering due to equity method accounting.

Counterparties accounting for more than 10% of total revenues were as follows:

	Three months ended March 31,
	2020	2019
Percentage of total revenues (1):
Counterparty A - Piceance Basin	11%	*

(1) Excludes revenues earned by Ohio Gathering due to equity method accounting.

* Less than 10%

Depreciation and amortization, including the amortization expense associated with our favorable gas gathering contracts as reported in Other revenues, by reportable segment follows.

	Three months ended March 31,
	2020	2019
	(In thousands)
Depreciation and amortization (1):
Utica Shale	$1,927	$1,908
Williston Basin	6,495	5,436
DJ Basin	1,527	799
Permian Basin	1,345	1,072
Piceance Basin	11,298	11,791
Barnett Shale (2)	4,032	4,330
Marcellus Shale	2,300	2,283
Total reportable segment depreciation and amortization	28,924	27,619
Corporate and Other	939	497
Total depreciation and amortization	$29,863	$28,116

(1) Excludes depreciation and amortization recognized by Ohio Gathering due to equity method accounting.

(2) Includes the amortization expense associated with our favorable gas gathering contracts as reported in Other revenues.

Cash paid for capital expenditures by reportable segment follow.

	Three months ended March 31,
	2020	2019
	(In thousands)
Cash paid for capital expenditures (1):
Utica Shale	$909	$101
Williston Basin	4,943	8,023
DJ Basin	6,298	28,356
Permian Basin	3,281	7,057
Piceance Basin	346	1,226
Barnett Shale (2)	657	(118)
Marcellus Shale	422	102
Total reportable segment capital expenditures	16,856	44,747
Corporate and Other	1,727	16,101
Total cash paid for capital expenditures	$18,583	$60,848

(1) Excludes cash paid for capital expenditures by Ohio Gathering due to equity method accounting.

(2) For the three months ended March 31, 2019, the amount includes sales tax reimbursements of $1.1 million.

During the three months ended March 31, 2019, Corporate and Other included cash paid of $0.3 million for corporate purposes; the remainder represents capital expenditures relating to the Double E Project.

We assess the performance of our reportable segments based on segment adjusted EBITDA. We define segment adjusted EBITDA as total revenues less total costs and expenses; plus (i) other income excluding interest income, (ii) our proportional adjusted EBITDA for equity method investees, (iii) depreciation and amortization, (iv) adjustments related to MVC shortfall payments, (v) adjustments related to capital reimbursement activity, (vi) unit-based and noncash compensation, (vii) change in the Deferred Purchase Price Obligation fair value, (viii) impairments, (ix) other noncash expenses or losses, less other noncash income or gains and (x) restructuring expenses. We define proportional adjusted EBITDA for our equity method investees as the product of (i) total revenues less total expenses, excluding impairments and other noncash income or expense items, and amortization for deferred contract costs; and (ii) our ownership interest in Ohio Gathering during the respective period.

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

Segment adjusted EBITDA by reportable segment follows.

	Three months ended March 31,
	2020	2019
	(In thousands)
Reportable segment adjusted EBITDA
Utica Shale	$5,928	$6,193
Ohio Gathering	7,939	9,210
Williston Basin	16,192	18,734
DJ Basin	5,911	2,673
Permian Basin	1,581	(550)
Piceance Basin	23,557	25,999
Barnett Shale	8,760	11,374
Marcellus Shale	5,320	5,142
Total of reportable segments' measures of profit	$75,188	$78,775

A reconciliation of income or loss before income taxes and income or loss from equity method investees to total of reportable segments' measures of profit or loss follows.

	Three months ended March 31,
	2020	2019
	(In thousands)
Reconciliation of income (loss) before income taxes and income (loss) from equity method investees to total of reportable segments' measures of profit:
Income (loss) before income taxes and income (loss) from equity method investees	$1,970	$(36,266)
Add:
Corporate and Other expense	11,895	14,159
Interest expense	20,218	17,527
Deferred Purchase Price Obligation	2,297	4,427
Depreciation and amortization	29,863	28,116
Proportional adjusted EBITDA for equity method investees	7,939	9,210
Adjustments related to MVC shortfall payments	(5,442)	(4,199)
Adjustments related to capital reimbursement activity	(211)	(715)
Unit-based and noncash compensation	2,723	2,526
Loss (gain) on asset sales, net	115	(961)
Long-lived asset impairment	3,821	44,951
Total of reportable segments' measures of profit	$75,188	$78,775

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

Adjustments related to MVC shortfall payments by reportable segment follow.

	Three months ended March 31, 2020
	Williston Basin	Piceance Basin	Barnett Shale	Total
	(In thousands)
Adjustments related to expected MVC shortfall payments:	$(5,665)	$223	$—	$(5,442)

	Three months ended March 31, 2019
	Williston Basin	Piceance Basin	Barnett Shale	Total
	(In thousands)
Adjustments related to expected MVC shortfall payments:	$(5,549)	$(103)	$1,453	$(4,199)

5. PROPERTY, PLANT AND EQUIPMENT, NET

Details on property, plant and equipment follow.

	March 31, 2020	December 31, 2019
	(In thousands)
Gathering and processing systems and related equipment	$2,193,225	$2,182,950
Construction in progress	73,040	78,716
Land and line fill	10,440	10,137
Other	57,548	53,129
Total	2,334,253	2,324,932
Less accumulated depreciation	464,371	442,681
Property, plant and equipment, net	$1,869,882	$1,882,251

In March 2020, in connection with the cancellation of a compressor station project in the DJ Basin due to delays in customer drilling plans, we recorded an impairment charge of $3.6 million for the related soft project costs.

In March 2019, certain events occurred which indicated that certain long-lived assets in the DJ Basin and Barnett Shale reporting segments could be impaired. Consequently, in the first quarter of 2019, we performed a recoverability assessment of certain assets within these reporting segments.

Also in March 2019, in the DJ Basin we determined that certain processing plant assets related to our existing 20 MMcf/d plant would no longer be utilized due to our expansion plans for the Niobrara G&P system. Based on the results of the recoverability assessment and the conclusion that the carrying value was not fully recoverable, we recorded an impairment charge of $34.7 million related to these assets in the first quarter of 2019.

In March 2019, in the Barnett Shale we determined that certain compressor station assets would be shut down and decommissioned. As a result, we recorded an impairment charge of $9.7 million related to these assets in the first quarter of 2019. See Note 6 for additional details.

Depreciation expense and capitalized interest follow.

	Three months ended March 31,
	2020	2019
	(In thousands)
Depreciation expense	$21,661	$19,783
Capitalized interest	491	1,915

6. AMORTIZING INTANGIBLE ASSETS

Details regarding our intangible assets, all of which are subject to amortization, follow:

	March 31, 2020
	Gross carrying amount	Accumulated amortization	Net
	(In thousands)
Favorable gas gathering contracts	$24,195	$(15,359)	$8,836
Contract intangibles	278,448	(175,973)	102,475
Rights-of-way	157,175	(44,410)	112,765
Total intangible assets	$459,818	$(235,742)	$224,076

	December 31, 2019
	Gross carrying amount	Accumulated amortization	Net
	(In thousands)
Favorable gas gathering contracts	$24,195	$(15,125)	$9,070
Contract intangibles	278,448	(169,549)	108,899
Rights-of-way	157,175	(42,866)	114,309
Total intangible assets	$459,818	$(227,540)	$232,278

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

We recognized amortization expense in Other revenues as follows:

	Three months ended March 31,
	2020	2019
	(In thousands)
Amortization expense – favorable gas gathering contracts	$(234)	$(389)

We recognized amortization expense in costs and expenses as follows:

	Three months ended March 31,
	2020	2019
	(In thousands)
Amortization expense – contract intangibles	$6,424	$6,397
Amortization expense – rights-of-way	1,544	1,547

The estimated aggregate annual amortization expected to be recognized for the remainder of 2020 and each of the four succeeding fiscal years follows.

Intangible assets
(In thousands)
2020	$23,926
2021	28,209
2022	25,142
2023	25,088
2024	14,917

7. EQUITY METHOD INVESTMENTS

Double E

In June 2019, we formed Double E in connection with the Double E Project. Effective June 26, 2019, Summit Permian Transmission, a wholly owned and consolidated subsidiary of the Partnership, and an affiliate of Double E’s foundation shipper (the “JV Partner”) executed an agreement whereby Double E will provide natural gas transportation services from multiple receipt points in the Delaware Basin to various delivery points in and around the Waha Hub in Texas (the “Double E Agreement”). Concurrent with the Double E Agreement, we issued a parental guaranty to fund any capital calls not satisfied by Summit Permian Transmission during the construction of the Double E Project, for an amount not to exceed $350.0 million. The Partnership has guaranteed, among other things, payment of our pro rata share of the required capital calls during construction of the Double E Project and, as of March 31, 2020, we estimate that our pro rata share of our remaining capital contributions is approximately $251 million. In connection with the Double E Agreement and the related Double E Project, the Partnership contributed total assets of approximately $23.6 million in exchange for a 70% ownership interest in Double E and our JV Partner contributed $7.3 million of cash in exchange for a 30% ownership interest in Double E. Concurrent with these contributions, and in accordance with the Double E Agreement, Double E distributed $7.3 million to the Partnership. Subsequent to the formation of Double E, we made additional cash investments of $18.3 million through December 31, 2019.

During the three months ended March 31, 2020, we made cash investments of $58.0 million in the Double E Project. Upon completion of the Double E Project, we expect to own at least a 50% interest in the Double E Project. We are leading the development, permitting and construction of the Double E Project and expect to operate the pipeline upon commissioning. At our current 70% interest, we estimate that our total share of the capital expenditures required to develop the Double E Project will total approximately $350.0 million.

Double E is deemed to be a variable interest entity as defined in GAAP. As of the date of the Double E Agreement, Summit Permian Transmission was not deemed to be the primary beneficiary due to the JV Partner’s voting rights on significant matters. We account for our ownership interest in Double E as an equity method investment because we have significant influence over Double E. Our portion of Double E’s net assets, which was $92.3 million at March 31, 2020, is reported under the caption Investment in equity method investees on the unaudited condensed consolidated balance sheet.

For the three months ended March 31, 2020, other than the investment activity noted above, Double E did not have any results of operations given that the Double E Project is currently under development.

Ohio Gathering

Ohio Gathering owns and operates midstream infrastructure consisting of a liquids-rich natural gas gathering system, a dry natural gas gathering system and a condensate stabilization facility in the Utica Shale in southeastern Ohio. Ohio Gathering provides gathering services pursuant to primarily long-term, fee-based gathering agreements, which include acreage dedications.

As of March 31, 2020 and December 31, 2019, our ownership interest in Ohio Gathering was 38.5%.

A reconciliation of our 38.5% ownership interest in Ohio Gathering to our investment per Ohio Gathering's books and records follows (in thousands).

Investment in Ohio Gathering, March 31, 2020	$271,268
March cash distributions	1,875
Basis difference	223,151
Investment in Ohio Gathering February 29, 2020	$496,294

As noted in our 2019 Annual Report, in December 2019 an impairment loss of long-lived assets was recognized by OCC which brought our investment in OCC to zero. As a result, we have not recorded our portion of OCC’s net loss for the three months ended March 31, 2020 in the Income (loss) from equity method investees caption of our unaudited condensed consolidated statements of operations.

Summarized statements of operations information for OGC and OCC follow (amounts represent 100% of investee financial information).

	Three months ended February 29, 2020		Three months ended February 28, 2019
	OGC	OCC	OGC	OCC
	(In thousands)
Total revenues	$30,068	$2,727	$33,466	$2,266
Total operating expenses	25,750	30,855	25,487	2,973
Net income (loss)	4,311	(28,128)	7,972	(707)

8. DEFERRED REVENUE

A rollforward of current deferred revenue follows.

	Utica Shale	Williston Basin	DJ Basin	Piceance Basin	Barnett Shale	Marcellus Shale	Total current
	(In thousands)
Current deferred revenue, January 1, 2020	$18	$1,933	$2,860	$7,014	$1,630	$38	$13,493
Additions	2	483	2,123	1,547	396	9	4,560
Less revenue recognized	5	483	1,285	1,544	409	9	3,735
Current deferred revenue, March 31, 2020	$15	$1,933	$3,698	$7,017	$1,617	$38	$14,318

A rollforward of noncurrent deferred revenue follows.

	Utica Shale	Williston Basin	DJ Basin	Piceance Basin	Barnett Shale	Marcellus Shale	Total noncurrent
	(In thousands)
Noncurrent deferred revenue, January 1, 2020	$3	$3,634	$7,589	$17,710	$9,575	$198	$38,709
Additions	425	3,522	3,263	1,304	382	—	8,896
Less reclassification to current deferred revenue	2	483	2,123	1,547	396	9	4,560
Noncurrent deferred revenue, March 31, 2020	$426	$6,673	$8,729	$17,467	$9,561	$189	$43,045

9. DEBT

Debt consisted of the following:

	March 31, 2020	December 31, 2019
	(In thousands)
Summit Holdings' variable rate senior secured Revolving Credit Facility (3.74% at March 31, 2020 and 4.55% at December 31, 2019) due May 2022	$698,000	$677,000
Summit Holdings' 5.5% senior unsecured notes due August 2022	300,000	300,000
Less unamortized debt issuance costs (1)	(1,521)	(1,686)
Summit Holdings' 5.75% senior unsecured notes due April 2025	500,000	500,000
Less unamortized debt issuance costs (1)	(4,763)	(5,015)
Total long-term debt	$1,491,716	$1,470,299

(1) Issuance costs are being amortized over the life of the notes.

Revolving Credit Facility. Summit Holdings has a senior secured revolving credit facility which allows for revolving loans, letters of credit and swingline loans. The Revolving Credit Facility has a $1.25 billion borrowing capacity, matures in May 2022, and includes a $250.0 million accordion feature. As of March 31, 2020, SMLP and the Guarantor Subsidiaries fully and unconditionally and jointly and severally guarantee, and pledge substantially all of their assets in support of, the indebtedness outstanding under the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility bear interest, at the election of Summit Holdings, at a rate based on the alternate base rate (as defined in the credit agreement) plus an applicable margin ranging from 0.75% to 1.75% or the adjusted Eurodollar rate, as defined in the credit agreement, plus an applicable margin ranging from 1.75% to 2.75%, with the commitment fee ranging from 0.30% to 0.50% in each case based on our relative leverage at the time of determination. At March 31, 2020, the applicable margin under LIBOR borrowings was 2.75%, the interest rate was 3.74% and the unused portion of the Revolving Credit Facility totaled $542.9 million, subject to a commitment fee of 0.50%, after giving effect to the issuance thereunder of a $9.1 million outstanding but undrawn irrevocable standby letter of credit. Based on covenant limits, our available borrowing capacity under the Revolving Credit Facility as of March 31, 2020 was approximately $120 million. See Note 15 for additional information on our letter of credit.

As of March 31, 2020, we had $5.5 million of debt issuance costs attributable to our Revolving Credit Facility and related amendments which are included in Other noncurrent assets on the unaudited condensed consolidated balance sheet.

As of and during the three months ended March 31, 2020, we were in compliance with the Revolving Credit Facility's financial covenants. There were no defaults or events of default during the three months ended March 31, 2020.

Senior Notes. In July 2014, Summit Holdings and its 100% owned finance subsidiary, Finance Corp. (together with Summit Holdings, the "Co-Issuers") co-issued $300.0 million of 5.5% senior unsecured notes maturing August 15, 2022 (the "5.5% Senior Notes" and, together with the 5.75% Senior Notes (defined below), the “Senior Notes”) as described in the 2019 Annual Report.

In February 2017, the Co-Issuers completed a public offering of $500.0 million of 5.75% senior unsecured notes (the "5.75% Senior Notes") maturing April 15, 2025 as described in the 2019 Annual Report.

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

As of and during the three months ended March 31, 2020, we were in compliance with the covenants governing our Senior Notes. There were no defaults or events of default during the three months ended March 31, 2020.

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

Accounts receivable primarily comprise amounts due for the gathering, compression, treating and processing services we provide to our customers and also the sale of natural gas liquids resulting from our processing services. This industry concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, industry or other conditions. We monitor the creditworthiness of our counterparties and can require letters of credit or other forms of credit assurance for receivables from counterparties that are judged to have substandard credit, unless the credit risk can otherwise be mitigated. Our top five customers or counterparties accounted for 49% of total accounts receivable as of March 31, 2020, compared with 46% as of December 31, 2019.

Fair Value.  The carrying amount of cash and cash equivalents, restricted cash, accounts receivable and trade accounts payable reported on the unaudited condensed consolidated balance sheet approximates fair value due to their short-term maturities.

The Deferred Purchase Price Obligation's carrying value is its fair value because carrying value represents the present value of the payment which can be made at any time prior to January 15, 2022. In November 2019, we and SMP Holdings entered into a second amendment (the “Second Amendment”) to the Contribution Agreement between us and SMP Holdings dated February 25, 2016, as amended. On November 15, 2019, we made a cash payment of $51.75 million and issued 10,714,285 common units to SMP Holdings (the “November 2019 Prepayment”). In addition, the parties reduced the Remaining Consideration due to SMP Holdings by $19.25 million. Following the November 2019 Prepayment, the Remaining Consideration is $180.75 million. The parties also extended the final date by which we are obligated to deliver the Remaining Consideration to January 15, 2022. The Remaining Consideration remains payable to SMP Holdings in (i) cash, (ii) our common units or (iii) a combination of cash and our common units, and interest continues to accrue (and is payable quarterly in cash) at a rate of 8% per annum on any portion of the Remaining Consideration that remains unpaid after March 31, 2020. The form(s) of Remaining Consideration to be delivered by us to SMP Holdings continue to be determinable by us in our sole discretion (see Note 16 for additional information).

A summary of the estimated fair value of our debt financial instruments follows.

	March 31, 2020		December 31, 2019
	Carrying value	Estimated fair value (Level 2)	Carrying value	Estimated fair value (Level 2)
	(In thousands)
Summit Holdings 5.5% Senior Notes ($300.0 million principal)	$298,479	$58,875	$298,314	$266,750
Summit Holdings 5.75% Senior Notes ($500.0 million principal)	495,237	53,125	494,985	382,708

The carrying value on the balance sheet of the Revolving Credit Facility is its fair value due to its floating interest rate. The fair value for the Senior Notes is based on an average of nonbinding broker quotes as of March 31, 2020 and December 31, 2019. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value of the Senior Notes.

11. PARTNERS' CAPITAL AND MEZZANINE CAPITAL

A rollforward of the number of preferred limited partner and common limited partner units follows.

	Series A Preferred Units	Common Units
Units, December 31, 2019	300,000	93,493,473
Net units issued under the SMLP LTIP	—	975,912
Units, March 31, 2020	300,000	94,469,385

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

	Three months ended March 31,
	2020	2019
	(In thousands)
IDR payments	$—	$2,139

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

Series A Preferred Units.  In 2017, we issued 300,000 Series A Preferred Units representing limited partner interests in the Partnership at a price to the public of $1,000 per unit as described in the 2019 Annual Report.

Subsidiary Series A Preferred Units.  In December 2019, we issued 30,000 Subsidiary Series A Preferred Units representing limited partner interests in Permian Holdco at a price of $1,000 per unit as described in the 2019 Annual Report.

During the three months ended March 31, 2020, we issued an additional 35,000 Subsidiary Series A Preferred Units representing limited partner interests in Permian Holdco at a price of $1,000 per unit. We used the net proceeds of $33.9 million (after deducting underwriting discounts and offering expenses) to fund our share of capital expenses associated with the Double E Project.

The proceeds associated with the issuance of Subsidiary Series A Preferred Units are classified as restricted cash on the accompanying unaudited condensed consolidated balance sheets in accordance with the underlying agreement with TPG Energy Solutions Anthem, L.P. until the related funding is used for the Double E Project.

Cash Distributions Paid and Declared. We paid the following per-unit distributions during the three months ended March 31:

	Three months ended March 31,
	2020	2019
Per-unit distributions to unitholders	$0.125	$0.575

With respect to our Subsidiary Series A Preferred Units relating to the first quarter of 2020, we declared a payment-in-kind ("PIK") of the quarterly distribution, which resulted in the issuance of 907 Subsidiary Series A Preferred Units. This PIK amount equates to a distribution of $13.9433 per Subsidiary Series A Preferred Unit for the first quarter in 2020, or $70 on an annualized basis. In addition, we issued approximately 38 Subsidiary Series A Preferred Units related to the remaining undrawn commitment (as defined in the underlying agreement with TPG Energy Solutions Anthem, L.P.) as of and for the three months ended March 31, 2020.

12. EARNINGS PER UNIT

The following table details the components of EPU.

	Three months ended March 31,
	2020	2019
	(In thousands, except per-unit amounts)
Numerator for basic and diluted EPU:
Allocation of net income (loss) among limited partner interests:
Net income (loss) attributable to limited partners	$5,309	$(36,926)
Less net income attributable to Series A Preferred Units	7,125	7,125
Less net income attributable to Subsidiary Series A Preferred Units	945	—
Net loss attributable to common limited partners	$(2,761)	$(44,051)

Denominator for basic and diluted EPU:
Weighted-average common units outstanding – diluted	93,675	75,793

Loss per limited partner unit:
Common unit – basic	$(0.03)	$(0.58)
Common unit – diluted	$(0.03)	$(0.58)

Nonvested anti-dilutive phantom units excluded from the calculation of diluted EPU	1,889	34

13. UNIT-BASED AND NONCASH COMPENSATION

SMLP Long-Term Incentive Plan. The SMLP LTIP provides for equity awards to eligible officers, employees, consultants and directors of our General Partner and its affiliates. Items to note:

•

In March 2020, we granted 3,811,301 phantom units and associated distribution equivalent rights to employees in connection with our annual incentive compensation award cycle. These awards had a grant date fair value of $0.55 and vest ratably over a three-year period.

•	In March 2020, we also issued 549,450 common units to our three independent directors in connection with their annual compensation plan.
•	During the three months ended March 31, 2020, 418,999 phantom units vested.
•	In March 2020, we increased the number of common units authorized under the SMLP LTIP to 15,000,000 common units and extended the term of the SMLP LTIP for 10 years.
•	As of March 31, 2020, approximately 6.9 million common units remained available for future issuance under the SMLP LTIP.

14. RELATED-PARTY TRANSACTIONS

Acquisitions. See Notes 1 and 17 of the 2019 Annual Report.

Reimbursement of Expenses from General Partner.  Our General Partner and its affiliates do not receive a management fee or other compensation in connection with the management of our business, but will be reimbursed for expenses incurred on our behalf. Under our Third Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”), we reimburse our General Partner and its affiliates for certain expenses incurred on our behalf, including, without limitation, salary, bonus, incentive compensation and other amounts paid to our General Partner's employees and executive officers who perform services necessary to run our business. Our Partnership Agreement provides that our General Partner will determine in good faith the expenses that are allocable to us. The "Due to affiliate" line item on the unaudited condensed consolidated balance sheet represents the payables to our General Partner for expenses incurred by it and paid on our behalf.

Expenses incurred by the General Partner and reimbursed by us under our Partnership Agreement were as follows:

	Three months ended March 31,
	2020	2019
	(In thousands)
Operation and maintenance expense	$5,575	$7,885
General and administrative expense	7,841	10,830

15. LEASES, COMMITMENTS AND CONTINGENCIES

Leases.  We account for leases in accordance with ASC Topic 842. We and Summit Investments lease and sublease certain office space and equipment under operating leases. We sublease office space for our corporate headquarters in Houston as well as for corporate offices in Dallas, Denver and Atlanta and offices in and around our gathering systems for terms of between three and ten years. We lease and sublease the office space to limit exposure to risks related to ownership, such as fluctuations in real estate prices. In addition, we lease equipment primarily to support our operations in response to the needs of our gathering systems for terms of between three and four years. We and Summit Investments also lease vehicles under finance leases to support our operations in response to the needs of our gathering systems for a term of three years. We only lease from reputable companies and our leased assets are not specialized in our industry.

Some of our leases are subject to annual escalations according to the Consumer Price Index (“CPI”). While lease liabilities are not remeasured as a result of changes to the CPI, changes to the CPI are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred.

We have options to extend the lease and sublease terms of certain office space in Texas, Colorado and West Virginia. The beginning of the noncancelable lease and sublease period for these agreements ranges from 2014 to 2020 and the lease and sublease period ends between 2020 and 2028. These lease and sublease agreements contain between one and three options to renew the lease and sublease for a period of between two and five years. As of March 31, 2020, the exercise of the renewal options for these agreements are not reasonably certain and, as a result, the payments associated with these renewals are not included in the measurement of the lease liability and right-of-use (“ROU”) asset.

We also have options to extend the lease term of certain compression equipment used at the Summit Utica gathering system. The beginning of the noncancelable lease period for these leases is 2017 and the lease period ends in 2020. In April 2020, we renewed the lease period for periods of one to three years. Our future minimum lease payments are approximately $2.3 million.

Our leases do not contain residual value guarantees.

In accordance with the provisions in our Revolving Credit Facility, our aggregate finance lease obligations cannot exceed $50 million in any period of twelve consecutive calendar months during the life of such leases.

In March 2019, we entered into an agreement with a third party vendor to construct a transmission line to deliver electric power to the new 60 MMcf/d processing plant in the DJ Basin. The project is expected to cost approximately $7.8 million and we made an up-front payment of $3.0 million, which is included in the Property, plant and equipment, net caption on the unaudited condensed consolidated balance sheet. During the second quarter of 2019, we exercised an option to increase the capacity of the transmission line for an additional cost of $4.3 million and we issued an irrevocable standby letter of credit payable to the vendor with an initial term of one year totaling $9.1 million, which reflects the expected remaining cost of the project. The letter of credit will automatically renew for successive twelve-month periods following the initial term, subject to certain adjustments. Once construction is complete, the letter of credit will be adjusted to reflect the final construction cost. We determined the contract contained a lease based on the right to use the constructed transmission line to power the processing plant in the DJ Basin. The project is expected to be completed and the commencement date of the ROU asset will be on or before January 2021.

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

ROU assets (included in the Property, plant and equipment, net caption on our unaudited condensed consolidated balance sheet) and lease liabilities (included in the Other current liabilities and Other noncurrent liabilities captions on our unaudited condensed consolidated balance sheet) follow:

	March 31, 2020	December 31, 2019
	(In thousands)

ROU assets
Operating	$4,306	$3,580
Finance	2,649	3,159
	$6,955	$6,739
Lease liabilities, current
Operating	$967	$1,221
Finance	1,023	1,246
	$1,990	$2,467
Lease liabilities, noncurrent
Operating	$3,482	$2,513
Finance	483	676
	$3,965	$3,189

Lease cost and Other information follow:

	Three months ended March 31,
	2020	2019
	(In thousands)
Lease cost
Finance lease cost:
Amortization of ROU assets (included in depreciation and amortization)	$352	$368
Interest on lease liabilities (included in interest expense)	18	23
Operating lease cost (included in general and administrative expense)	772	832
	$1,142	$1,223

	Three months ended March 31,
	2020	2019
	(In thousands)
Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$708	$821
Operating cash outflows from finance leases	18	23
Financing cash outflows from finance leases	417	445
ROU assets obtained in exchange for new operating lease liabilities	1,199	—
ROU assets obtained in exchange for new finance lease liabilities	—	693
Weighted-average remaining lease term (years) - operating leases	6.0	3.5
Weighted-average remaining lease term (years) - finance leases	2.0	2.0
Weighted-average discount rate - operating leases	5%	5%
Weighted-average discount rate - finance leases	4%	4%

We recognize total lease expense incurred or allocated to us in general and administrative expenses. Lease expense related to operating leases, including lease expense incurred on our behalf and allocated to us, was as follows:

	Three months ended March 31,
	2020	2019
	(In thousands)
Lease expense	$912	$944

Future minimum lease payments due under noncancelable leases for the remainder of 2020 and each of the five succeeding fiscal years and thereafter, were as follows:

	March 31, 2020
	(In thousands)
	Operating	Finance
2020	$1,046	$873
2021	1,125	606
2022	883	76
2023	741	—
2024	555	—
2025	464	—
Thereafter	742	—
Total future minimum lease payments	$5,556	$1,555

Future minimum lease payments due under noncancelable leases at December 31, 2019 and each of the five succeeding fiscal years and thereafter, were as follows:

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

As described in the 2019 Annual Report, in 2015, Summit Investments learned of the rupture of a four-inch produced water gathering pipeline on the Meadowlark Midstream system near Williston, North Dakota. The incident, which was covered by Summit Investments' insurance policies, was subject to maximum coverage of $25.0 million from its pollution liability insurance policy and $200.0 million from its property and business interruption insurance policy. Summit Investments exhausted the $25.0 million pollution liability policy in 2015.

A rollforward of the aggregate accrued environmental remediation liabilities follows.

Total
(In thousands)
Accrued environmental remediation, January 1, 2020	$4,651
Payments made	(17)
Accrued environmental remediation, March 31, 2020	$4,634

As of March 31, 2020, we have recognized (i) a current liability for remediation effort expenditures expected to be incurred within the next 12 months and (ii) a noncurrent liability for estimated remediation expenditures and fines expected to be incurred subsequent to March 31, 2021. Each of these amounts represent our best estimate for costs expected to be incurred. Neither of these amounts has been discounted to its present value.

While we cannot predict the ultimate outcome of this matter with certainty for Summit Investments or Meadowlark Midstream, especially as it relates to any material liability as a result of any governmental proceeding related to the incident, we believe at this time that it is unlikely that SMLP or its General Partner will be subject to any material liability as a result of any governmental proceeding related to the rupture, unless Summit Investments is unable to pay government fines or its subsidiary, Summit Midstream Partners Holdings, LLC, is unable to honor its indemnity obligations associated with the 2016 sale of Meadowlark Midstream to SMLP.

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

16. DISPOSITIONS, DROP DOWN TRANSACTIONS AND RESTRUCTURING

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

The net consideration paid and recognized in connection with the 2016 Drop Down (i) consisted of a cash payment to SMP Holdings of $360.0 million funded with borrowings under our Revolving Credit Facility and a $0.6 million working capital adjustment received in June 2016 and (ii) includes the Deferred Purchase Price Obligation payment due in 2020.

On November 7, 2019, we and SMP Holdings entered into the Second Amendment to the Contribution Agreement between us and SMP Holdings dated February 25, 2016, as amended. On November 15, 2019, we made the November 2019 Prepayment. In addition, the parties reduced the Remaining Consideration due to SMP Holdings by $19.25 million. Following the November 2019 Prepayment, the Remaining Consideration is $180.75 million. The parties also extended the final date by which we are obligated to deliver the Remaining Consideration to January 15, 2022. The Remaining Consideration remains payable to SMP Holdings in (i) cash, (ii) our common units or (iii) a combination of cash and our common units, and interest continues to accrue (and is payable quarterly in cash) at a rate of 8% per annum on any portion of the Remaining Consideration that remains unpaid after March 31, 2020. The form(s) of Remaining Consideration to be delivered by us to SMP Holdings continue to be determinable by us in our sole discretion.

As of March 31, 2020, the Remaining Consideration of the Deferred Purchase Price Obligation was $180.75 million on the unaudited condensed consolidated balance sheet.

Restructuring Activities.  In 2019, our management approved and initiated a plan to restructure our operations resulting in certain management, facility and organizational changes. During the three months ended March 31, 2020, we expensed costs of approximately $2.8 million associated with restructuring activities. These activities consisted primarily of employee-related costs and consulting costs in support of the project. These costs are included within the General and administrative caption on the unaudited condensed consolidated statement of operations.

As of March 31, 2020, the components of our restructuring plan are as follows:

•

Employee-related costs — We reorganized our workforce and eliminated redundant or unneeded positions. In connection with the workforce restructuring, we expect to incur severance, benefits and other employee related costs of approximately $4.1 million over the next nine months following March 31, 2020. During the three months ended March 31, 2020, we expensed approximately $1.9 million primarily related to severance, redundant salaries, certain bonuses and other employee benefits in connection with our plan. As of March 31, 2020, cash payments were made of approximately $2.1 million and we had approximately $2.4 million included in the Other current liabilities caption on the unaudited condensed consolidated balance sheets for these costs, which we expect to pay over the remainder of the year.

•

Consultants — We engaged third-party consulting firms to assist in the evaluation of the Partnership’s cost structure, to help formulate the plan to implement the project, and to provide project management services for certain project initiatives. During the three months ended March 31, 2020, we expensed approximately $0.9 million related to these services. As of March 31, 2020, cash payments of approximately $1.1 million were made and we had approximately $0.4 million included in the Other current liabilities caption on the unaudited condensed consolidated balance sheets for these costs, which we expect to pay over the remainder of the year. We expect to incur an additional $0.2 million related to consulting costs to be incurred over the next nine months following March 31, 2020.

17. SUBSEQUENT EVENTS

We have evaluated subsequent events for recognition or disclosure in the unaudited condensed consolidated financial statements and no events have occurred that require recognition or disclosure, except for the following.

On May 3, 2020, we entered into a purchase agreement with Energy Capital Partners (“ECP”) and certain of its affiliates (the “Purchase Agreement”) pursuant to which we agreed to acquire Summit Investments in exchange for approximately $35 million in cash and warrants for the purchase of up to an aggregate of 10,000,000 common units (the “GP Buy-In Transaction”). Summit Investments is the sole member of SMP Holdings, which in turn owns (i) our General Partner, (ii) 34,604,581 SMLP common units pledged as collateral under the SMPH Term Loan, (iii) 10,714,285 SMLP common units not pledged as collateral and (iv) the right to receive the Deferred Purchase Price Obligation. The terms of the Purchase Agreement were unanimously approved by the conflicts committee (the “Conflicts Committee”) of the Board of Directors, comprised solely of independent directors, and was unanimously approved by the Board of Directors. The Purchase Agreement contains customary representations and warranties and covenants by each of the parties, and various closing conditions and termination rights, all as detailed in the Partnership’s Current Report on Form 8-K filed with the SEC on May 5, 2020.

At the closing of the GP Buy-In Transaction, Summit Holdings, a Delaware limited liability company and wholly owned subsidiary of the Partnership (the “Borrower”), will borrow an aggregate principal amount of $35 million from certain affiliates of ECP pursuant to two separate term loan agreements that will mature on March 31, 2021 (“Term Loan Credit Agreements”), and upon the terms and subject to the other conditions set forth therein (the “Loans”). The Loans under the Term Loan Credit Agreements will bear interest at a rate of 8.00% per annum, and will generally be (i) guaranteed by the Partnership and each subsidiary of the Borrower that guarantees the obligations under the Borrower’s Revolving Credit Facility, and (ii) secured by a first priority lien on and security interest in all property that secures the obligations under the Revolving Credit Facility.

The summaries of the Purchase Agreement and the Term Loan Credit Agreements contained in this Quarterly Report on Form 10-Q do not purport to be complete and are qualified in their entirety by reference to the Partnership’s Current Report on Form 8-K filed with the SEC on May 5, 2020.

Simultaneously with the execution of the Purchase Agreement, the Partnership immediately suspended its distributions to holders of its common units and suspended payment of distributions to holders of its Series A

Preferred Units representing limited partner interests in the Partnership, commencing with respect to the quarter ending March 31, 2020.

Upon closing of the GP Buy-In Transaction, all directors affiliated with ECP will resign from the Board of Directors. Going forward, the Board of Directors will consist of a majority of independent directors. Upon the closing of the GP Buy-In Transaction, the Third Amended and Restated Agreement of Limited Partnership of the Partnership will be amended and restated, and the Amended and Restated Limited Liability Company Agreement of the GP will be amended and restated, to, among other things, provide the holders of common units with voting rights in the election of directors of the Board of Directors on a staggered basis beginning in 2022.

On April 10, 2020, we received a formal notice from the New York Stock Exchange (“NYSE”) indicating noncompliance with the continued listing standard set forth in Rule 802.01C of the NYSE Listed Company Manual because the average closing price of our common units had fallen below $1.00 per unit over a period of 30 consecutive trading days, which is the minimum average unit price for continued listing on the NYSE. We have six months following the receipt of the formal noncompliance notice to cure the deficiency and regain compliance. During this period, our common units will continue trading on the NYSE under our existing ticker symbol, with the addition of a suffix indicating the "below criteria" status of our common units, as "SMLP.BC." We intend to regain compliance with the NYSE listing standards by pursuing measures which include (i) enhanced capital discipline and operating margins, including a planned 30% reduction in 2020 capital expenditures and ongoing implementation of expense savings initiatives; (ii) debt reduction through capital markets transactions and asset sales; and potentially (iii) consummation of a reverse unit split, subject to approval from our board of directors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to inform the reader about matters affecting the financial condition and results of operations of SMLP and its subsidiaries for the periods since December 31, 2019. As a result, the following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this report and the MD&A and the audited consolidated financial statements and related notes that are included in the 2019 Annual Report. Among other things, those financial statements and the related notes include more detailed information regarding the basis of presentation for the following information. This discussion contains forward-looking statements that constitute our plans, estimates and beliefs. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to, those discussed in Forward-Looking Statements. Actual results may differ materially from those contained in any forward-looking statements.

This MD&A comprises the following sections:

•	Overview
•	Trends and Outlook
•	How We Evaluate Our Operations
•	Results of Operations
•	Liquidity and Capital Resources
•	Critical Accounting Estimates
•	Forward-Looking Statements

Overview

We are a value-oriented limited partnership focused on developing, owning and operating midstream energy infrastructure assets that are strategically located in unconventional resource basins, primarily shale formations, in the continental United States.

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

Our financial results are driven primarily by volume throughput across our gathering systems and by expense management. We generate the majority of our revenues from the gathering, compression, treating and processing services that we provide to our customers. A majority of the volumes that we gather, compress, treat and/or process have a fixed-fee rate structure which enhances the stability of our cash flows by providing a revenue stream that is not subject to direct commodity price risk. We also earn revenues from the following activities that directly expose us to fluctuations in commodity prices: (i) the sale of physical natural gas and/or NGLs purchased under percentage-of-proceeds or other processing arrangements with certain of our customers on the Bison Midstream, Grand River and Summit Permian systems, (ii) the sale of natural gas we retain from certain DFW Midstream customers and (iii) the sale of condensate we retain from our gathering services at Grand River. During the three months ended March 31, 2020, these additional activities accounted for approximately 13% of total revenues.

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

The following table presents certain consolidated and reportable segment financial data. For additional information on our reportable segments, see the "Segment Overview for the Three Months Ended March 31, 2020 and 2019" section herein.

	Three months ended March 31,
	2020	2019
	(In thousands)
Net income (loss)	$5,309	$(36,914)
Reportable segment adjusted EBITDA
Utica Shale	$5,928	$6,193
Ohio Gathering	7,939	9,210
Williston Basin	16,192	18,734
DJ Basin	5,911	2,673
Permian Basin	1,581	(550)
Piceance Basin	23,557	25,999
Barnett Shale	8,760	11,374
Marcellus Shale	5,320	5,142

Net cash provided by operating activities	$73,968	$52,711
Capital expenditures (1)	18,583	60,848
Investment in equity method investee	58,033	—

Distributions to common unitholders	$11,702	$45,281
Net borrowings (repayments) under Revolving Credit Facility	21,000	(32,000)
Proceeds from issuance of Subsidiary Series A preferred units, net of costs (2)	33,946	—

(1) See "Liquidity and Capital Resources" herein and Note 4 to the unaudited condensed consolidated financial statements for additional information on capital expenditures.

(2) Reflects proceeds from the issuance of Subsidiary Series A Preferred Units.

Three months ended March 31, 2020.  The following items are reflected in our financial results:

•

In March 2020, in connection with the cancellation of a compressor station project in the DJ Basin due to delays in customer drilling plans, we recorded an impairment charge of $3.6 million for the related soft project costs.

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

•

In February 2019, we signed an amendment to the Contribution Agreement related to the 2016 Drop Down pursuant to which, on April 1, 2019, the Partnership made a cash payment of $100 million to SMP Holdings in partial settlement of the Deferred Purchase Price Obligation. Following the payment, the Remaining Consideration was fixed at $303.5 million, with such amount being payable by the Partnership in one or more payments over the period from March 1, 2020 through December 31, 2020, in (i) cash, (ii) the Partnership’s common units or (iii) a combination of cash and the Partnership’s common units, at the discretion of the Partnership. At least 50% of the Remaining Consideration must be paid on or before June 30, 2020 and interest will accrue at a rate of 8% per annum on any portion of the Remaining Consideration that remains unpaid after March 31, 2020.

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

Trends and Outlook

Our business has been, and we expect our future business to continue to be, affected by the following key trends:

•	Natural gas, NGL and crude oil supply and demand dynamics;
•	Production from U.S. shale plays;
•	Capital markets availability and cost of capital;
•	Shifts in operating costs and inflation; and
•	Ongoing impact of the COVID-19 pandemic and reduced demand and prices for oil.

We are closely monitoring the impact of the outbreak of COVID-19 on all aspects of our business, including how it will impact our customers, employees, supply chain and distribution network. While COVID-19 did not have a material adverse effect on our reported results for the first quarter of 2020, only one month of the quarter was affected by COVID-19 and if the current conditions continue, subsequent quarters may reflect these conditions for a full quarter. We are unable to predict the ultimate impact that COVID-19 and related factors may have on our business, future results of operations, financial position or cash flows. The extent to which our operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact. Furthermore, the impacts of a potential worsening of global economic conditions and the continued disruptions to and volatility in the financial markets remain unknown.

In response to the COVID-19 pandemic, we have modified our business practices, including restricting employee travel, modifying employee work locations, implementing social distancing and enhanced sanitary measures in our facilities. Many of our suppliers, vendors and service providers have made similar modifications. The resources available to employees working remotely may not enable them to maintain the same level of productivity and efficiency, and these and other employees may face additional demands on their time. Our increased reliance on remote access to our information systems increases our exposure to potential cybersecurity breaches. We may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees, customers, partners and suppliers. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, in which case our employees may become sick, our ability to perform critical functions could be harmed, and we may be unable to respond to the needs of our business. The resumption of normal business operations after such interruptions may be delayed or constrained by lingering effects of COVID-19 on our suppliers, third-party service providers, and/or customers.

In addition, the COVID-19 pandemic has significantly reduced the global demand for oil and natural gas. This significant decline in demand has been met with a sharp decline in oil prices following the announcement of price reductions and production increases in March 2020 by members of the Organization of Petroleum Exporting

Countries, or OPEC, and other foreign, oil-exporting countries. The resulting supply and demand imbalance is having disruptive impacts on the oil and natural gas exploration and production industry and on other industries that serve exploration and production companies. These industry conditions, coupled with those resulting from the COVID-19 pandemic, could lead to significant global economic contraction generally and in our industry in particular. Although OPEC agreed in April to cut production, the responses of oil and gas producers to the lower demand for, and price of, natural gas, NGLs and crude oil are constantly evolving and remain uncertain. Such responses could cause our pipelines and storage tanks and other third party storage facilities to reach capacity, thereby forcing producers to experience shut-ins or look to alternative methods of transportation for their products.

Over the past several weeks we have collaborated extensively with our customer base regarding reductions and delays to drilling and completion activities in light of the current commodity price backdrop and COVID-19 pandemic. Given further deterioration of market conditions in March and April and based on recently updated production forecasts and revised 2020 development plans from our customers, we currently expect our 2020 results to be affected by decreased drilling activity and the deferral of well completions from customers and, on a limited scale, temporary production curtailments predominantly in the Williston Basin and DJ Basin reportable segments. Accordingly, we now expect 2020 total capital expenditures to range from of $30 million to $50 million.

The full extent to which our operations may be impacted by the COVID-19 pandemic and reduced demand and pricing for oil will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact. Furthermore, the impacts of a potential worsening of global economic conditions and the continued disruptions to and volatility in the financial markets remain unknown.

Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about, or interpretations of, available information prove to be incorrect, our actual results may vary materially from our expected results. For additional information, see the "Trends and Outlook" section of MD&A included in the 2019 Annual Report.

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

Additionally, until March 22, 2019, we owned Tioga Midstream, a crude oil, produced water and associated natural gas gathering system operating in the Williston Basin. Refer to Note 16 to the unaudited condensed consolidated financial statements for details on the sale of Tioga Midstream.

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

We review these metrics on a regular basis for consistency and trend analysis. There have been no changes in the composition or characteristics of these metrics during the three months ended March 31, 2020.

Additional Information.  For additional information, see the "Results of Operations" section herein and the notes to the unaudited condensed consolidated financial statements. For additional information on how these metrics help us manage our business, see the "How We Evaluate Our Operations" section of MD&A included in the 2019 Annual Report. For information on impending accounting changes that are expected to materially impact our financial results reported in future periods, see Note 2 to the unaudited condensed consolidated financial statements.

Results of Operations

Consolidated Overview for the Three Months Ended March 31, 2020 and 2019

The following table presents certain consolidated and operating data.

	Three months ended March 31,
	2020	2019
	(In thousands)
Revenues:
Gathering services and related fees	$83,792	$86,964
Natural gas, NGLs and condensate sales	13,780	37,928
Other revenues	7,331	6,516
Total revenues	104,903	131,408
Costs and expenses:
Cost of natural gas and NGLs	8,225	31,759
Operation and maintenance	21,811	24,222
General and administrative	16,378	17,281
Depreciation and amortization	29,629	27,727
Transaction costs	11	950
Loss (gain) on asset sales, net	115	(961)
Long-lived asset impairment	3,821	44,951
Total costs and expenses	79,990	145,929
Other (expense) income	(428)	209
Interest expense	(20,218)	(17,527)
Deferred Purchase Price Obligation	(2,297)	(4,427)
Income (loss) before income taxes and income (loss) loss from equity method investees	1,970	(36,266)
Income tax benefit (expense)	28	(207)
Income (loss) from equity method investees	3,311	(441)
Net income (loss)	$5,309	$(36,914)

Volume throughput (1):
Aggregate average daily throughput - natural gas (MMcf/d)	1,281	1,462
Aggregate average daily throughput - liquids (Mbbl/d)	98	103

(1) Exclusive of volume throughput for Ohio Gathering. For additional information, see the "Ohio Gathering" section herein.

Volumes – Gas.  Natural gas throughput volumes decreased 181 MMcf/d for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily reflecting:

•	a volume throughput decrease of 102 MMcf/d for the Piceance Basin segment.
•	a volume throughput decrease of 64 MMcf/d for the Utica Shale segment.
•	a volume throughput decrease of 27 MMcf/d for the Barnett Shale segment.
•	a volume throughput decrease of 15 MMcf/d for the Marcellus Shale segment.
•	a volume throughput increase of 18 MMcf/d for the Permian Basin segment.
•	a volume throughput increase of 11 MMcf/d for the DJ Basin segment.

Volumes – Liquids. Crude oil and produced water throughput volumes at the Williston segment decreased 5 Mbbl/d for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

For additional information on volumes, see the "Segment Overview for the Three Months Ended March 31, 2020 and 2019" section herein.

Revenues.  Total revenues decreased $26.5 million during the three months ended March 31, 2020 compared to the prior year period primarily comprised of a $24.1 million decrease in natural gas, NGLs and condensate sales and a $3.2 million decrease in gathering services and related fees.

Gathering Services and Related Fees. Gathering services and related fees decreased $3.2 million compared to the three months ended March 31, 2019, primarily reflecting:

•

a $2.6 million decrease in gathering services and related fees in the Barnett Shale primarily reflecting natural production declines partially offset by new volumes from well completion activity through the third quarter of 2019. Also impacting 2020 revenues was the presentation of $1.5 million of gathering services as a reduction to cost of natural gas and NGLs due to the assignment of certain marketing arrangements from Corporate and Other to our DFW Midstream operations that occurred in June 2019.

•

a $4.7 million decrease in gathering services and related fees in the Piceance Basin relating to lower volume throughput due to a lack of drilling and completion activity and natural production declines in addition to the sale of certain assets from our Red Rock Gathering system in December 2019.

•

a $0.5 million decrease in gathering services and related fees in the Utica Shale as a result of natural production declines on existing wells partially offset by the completion of new wells throughout 2019 and in the first quarter of 2020, and a more favorable volume and gathering rate mix from customers.

•

a $1.9 million decrease in gathering services and related fees in the Williston Basin primarily reflecting a $1.5 million decrease in gathering services and related fees attributable to natural production declines and the sale of the Tioga Midstream system on March 22, 2019, whose 2019 financial results are included for the period from January 1, 2019 through March 22, 2019.

•

a $3.1 million increase in gathering services and related fees in the DJ Basin relating to higher volume throughput due to increased drilling activity and a more favorable volume and gathering rate mix from customers, partially offset by natural production declines.

•	a $1.9 million increase in gathering services and related fees in the Permian Basin due to higher volume growth from ongoing drilling and completion activity.

Natural Gas, NGLs and Condensate Sales. Natural gas, NGLs and condensate sales decreased $24.1 million compared to the three months ended March 31, 2019, primarily reflecting lower natural gas, NGL and crude oil marketing services. The majority of the decrease in revenue is offset by a $23.5 million decrease in natural gas, NGL and condensate purchases.

Costs and Expenses. Total costs and expenses decreased $65.9 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily reflecting:

•	the impact of the March 2019 recognition of $34.9 million of certain long-lived asset impairments in the DJ Basin.
•	a $23.5 million decrease in natural gas, NGLs and condensate purchases primarily driven by lower natural gas, NGL and crude oil marketing activity.
•	the impact of the March 2019 recognition of $10.2 million of certain long-lived asset impairments in the Barnett Shale.
•	the recognition in March 2020 of $3.6 million of certain long-lived asset impairments in the DJ Basin.
•	a $2.4 million decrease in operation and maintenance expense primarily due to a $1.4 million decrease in salaries and benefits costs and a $0.9 million decrease in property taxes.

Cost of Natural Gas and NGLs. Cost of natural gas and NGLs decreased $23.5 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily driven by lower natural gas, NGL and crude oil marketing activity.

Operation and Maintenance. Operation and maintenance expense decreased $2.4 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to a $1.3 million decrease in salaries and benefits costs and a $0.9 million decrease in property taxes.

General and Administrative. General and administrative expense decreased $0.9 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

Depreciation and Amortization. The increase in depreciation and amortization expense during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily due to the acceleration of depreciation on certain Williston Basin assets.

Transaction Costs. The decrease in transaction costs recognized during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was due to the financial advisory costs associated primarily with the Equity Restructuring that occurred in 2019.

Interest Expense. The increase in interest expense for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, was primarily due to a higher average outstanding balance on the Revolving Credit Facility.

Deferred Purchase Price Obligation. Deferred Purchase Price Obligation recognized during the three months ended March 31, 2020 represents the change in present value to Remaining Consideration in connection with the 2016 Drop Down (see Note 16 to the unaudited condensed consolidated financial statements).

For additional information, see the "Segment Overview for the Three Months Ended March 31, 2020 and 2019" and "Corporate and Other Overview for the Three Months Ended March 31, 2020 and 2019" sections herein.

Segment Overview for the Three Months Ended March 31, 2020 and 2019

Utica Shale. The Utica Shale reportable segment includes the Summit Utica system. Volume throughput for our Summit Utica system follows.

	Utica Shale
	Three months ended March 31,
	2020	2019	Percentage Change
Average daily throughput (MMcf/d)	222	286	(22%)

Volume throughput declined compared to the three months ended March 31, 2019 as a result of natural production declines from existing wells partially offset by the completion of new wells throughout 2019 and in the first quarter of 2020, and a more favorable volume and gathering rate mix from customers.

Financial data for our Utica Shale reportable segment follows.

	Utica Shale
	Three months ended March 31,
	2020	2019	Percentage Change
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$6,962	$7,495	(7%)
Total revenues	6,962	7,495	(7%)
Costs and expenses:
Operation and maintenance	941	1,216	(23%)
General and administrative	88	81	9%
Depreciation and amortization	1,927	1,908	1%
Loss on asset sales, net	16	—	*
Total costs and expenses	2,972	3,205	(7%)
Add:
Depreciation and amortization	1,927	1,908
Adjustments related to capital reimbursement activity	(5)	(5)
Loss on asset sales, net	16	—
Segment adjusted EBITDA	$5,928	$6,193	(4%)

* Not considered meaningful

Three months ended March 31, 2020. Segment adjusted EBITDA decreased $0.3 million compared to the three months ended March 31, 2019.

Ohio Gathering.  The Ohio Gathering reportable segment includes OGC and OCC. We account for our investment in Ohio Gathering using the equity method. We recognize our proportionate share of earnings or loss in net income on a one-month lag based on the financial information available to us during the reporting period.

Gross volume throughput for Ohio Gathering, based on a one-month lag follows.

	Ohio Gathering
	Three months ended March 31,
	2020	2019	Percentage Change
Average daily throughput (MMcf/d)	610	711	(14%)

Volume throughput for the Ohio Gathering system in 2020 decreased compared to the year ended December 31, 2019 as a result of natural production declines on existing wells on the system partially offset by the completion of new wells throughout 2019.

Financial data for our Ohio Gathering reportable segment, based on a one-month lag follows.

	Ohio Gathering
	Three months ended March 31,
	2020	2019	Percentage Change
	(Dollars in thousands)
Proportional adjusted EBITDA for equity method investees	$7,939	$9,210	(14%)
Segment adjusted EBITDA	$7,939	$9,210	(14%)

Segment adjusted EBITDA for equity method investees decreased $1.3 million compared to the three months ended March 31, 2019 primarily as a result of the lower volume throughput described above.

Williston Basin.  The Polar and Divide, Bison Midstream and Tioga Midstream (through March 22, 2019; refer to Note 16 to the unaudited condensed consolidated financial statements for details on the sale of Tioga Midstream)

systems provide our midstream services for the Williston Basin reportable segment. Volume throughput for our Williston Basin reportable segment follows.

	Williston Basin
	Three months ended March 31,
	2020	2019	Percentage Change
Aggregate average daily throughput - natural gas (MMcf/d)	14	16	(13%)

Aggregate average daily throughput - liquids (Mbbl/d)	98	103	(5%)

Natural gas. Natural gas volume throughput decreased compared to the three months ended March 31, 2019, primarily reflecting natural production declines and the sale of Tioga Midstream partially offset by the completion of new wells behind the Bison Midstream system in 2019 and 2020.

Liquids. The decrease in liquids volume throughput compared to the three months ended March 31, 2019, primarily reflected natural production declines and the sale of Tioga Midstream partially offset by the completion of new wells throughout 2019.

Financial data for our Williston Basin reportable segment follows.

	Williston Basin
	Three months ended March 31,
	2020	2019	Percentage Change
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$23,797	$25,706	(7%)
Natural gas, NGLs and condensate sales	4,324	5,585	(23%)
Other revenues	3,142	2,908	8%
Total revenues	31,263	34,199	(9%)
Costs and expenses:
Cost of natural gas and NGLs	1,663	2,709	(39%)
Operation and maintenance	6,722	6,516	3%
General and administrative	538	341	58%
Depreciation and amortization	6,495	5,436	19%
Loss (gain) on asset sales, net	49	(968)	*
Long-lived asset impairment	—	10	*
Total costs and expenses	15,467	14,044	10%
Add:
Depreciation and amortization	6,495	5,436
Adjustments related to MVC shortfall payments	(5,665)	(5,549)
Adjustments related to capital reimbursement activity	(483)	(350)
Loss (gain) on asset sales, net	49	(968)
Long-lived asset impairment	—	10
Segment adjusted EBITDA	$16,192	$18,734	(14%)

* Not considered meaningful

Three months ended March 31, 2020. Segment adjusted EBITDA decreased $2.5 million compared to the three months ended March 31, 2019 primarily reflecting:

•

a decrease of $0.9 million of segment adjusted EBITDA contributed by the Tioga Midstream system compared to the three months ended March 31, 2019 due to the sale of Tioga Midstream on March 22, 2019. We also experienced lower natural gas volume throughput and lower liquids volume throughput on our systems.

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

	DJ Basin
	Three months ended March 31,
	2020	2019	Percentage Change
Average daily throughput (MMcf/d)	32	21	52%

Volume throughput increased compared to the three months ended March 31, 2019, primarily as a result of ongoing drilling and completion activity across our service area partially offset by natural production declines.

Financial data for our DJ Basin reportable segment follows.

	DJ Basin
	Three months ended March 31,
	2020	2019	Percentage Change
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$6,855	$3,724	84%
Natural gas, NGLs and condensate sales	70	85	(18%)
Other revenues	1,034	1,007	3%
Total revenues	7,959	4,816	65%
Costs and expenses:
Cost of natural gas and NGLs	9	10	*
Operation and maintenance	2,516	1,849	36%
General and administrative	82	72	14%
Depreciation and amortization	1,527	799	91%
Long-lived asset impairment	3,635	34,721	*
Total costs and expenses	7,769	37,451	(79%)
Add:
Depreciation and amortization	1,527	799
Adjustments related to capital reimbursement activity	559	(212)
Long-lived asset impairment	3,635	34,721
Segment adjusted EBITDA	$5,911	$2,673	121%

* Not considered meaningful

Three months ended March 31, 2020. Segment adjusted EBITDA increased $3.2 million compared to the three months ended March 31, 2019, primarily reflecting:

•

a $3.1 million increase in gathering services and related fees primarily as a result of volume growth from ongoing drilling and completion activity, a more favorable volume and gathering rate mix from customers, and the commissioning of our new natural gas processing plant in June 2019. This was partially offset by natural production declines.

Other items to note:

•

During the quarter ended March 31, 2019, we impaired certain long-lived assets in the DJ Basin (see Note 5 to the unaudited condensed consolidated financial statements). The impairment had no impact on segment adjusted EBITDA for the three months ended March 31, 2020.

Permian Basin.  The Summit Permian system provides our midstream services for the Permian Basin reportable segment. Volume throughput for our Permian Basin reportable segment follows.

	Permian Basin
	Three months ended March 31,
	2020	2019	Percentage Change
Average daily throughput (MMcf/d)	33	15	120%

Volume throughput increased compared to the three months ended March 31, 2019, primarily as a result of ongoing drilling and completion activity across our service area.

Financial data for our Permian Basin reportable segment follows.

	Permian Basin
	Three months ended March 31,
	2020	2019	Percentage Change
	(In thousands)
Revenues:
Gathering services and related fees	$2,311	$366	531%
Natural gas, NGLs and condensate sales	4,512	4,221	7%
Other revenues	187	32	484%
Total revenues	7,010	4,619	52%
Costs and expenses:
Cost of natural gas and NGLs	4,149	4,245	(2%)
Operation and maintenance	1,187	891	33%
General and administrative	93	33	182%
Depreciation and amortization	1,345	1,072	25%
Loss on asset sales, net	4	—	*
Long-lived asset impairment	182	—	*
Total costs and expenses	6,960	6,241	12%
Add:
Depreciation and amortization	1,345	1,072
Loss on asset sales, net	4	—
Long-lived asset impairment	182	—
Segment adjusted EBITDA	$1,581	$(550)	*

*Not considered meaningful

Three months ended March 31, 2020. Segment adjusted EBITDA increased $2.1 million compared to the three months ended March 31, 2019, primarily reflecting a $1.9 million increase in gathering services and related fees primarily as a result of volume growth from ongoing drilling and completion activity.

Piceance Basin.  The Grand River system provides midstream services for the Piceance Basin reportable segment. Volume throughput for our Piceance Basin reportable segment follows.

	Piceance Basin
	Three months ended March 31,
	2020	2019	Percentage Change
Aggregate average daily throughput (MMcf/d)	383	485	(21%)

Volume throughput decreased compared to the three months ended March 31, 2019, as a result of a natural production declines.

Financial data for our Piceance Basin reportable segment follows.

	Piceance Basin
	Three months ended March 31,
	2020	2019	Percentage Change
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$27,189	$31,840	(15%)
Natural gas, NGLs and condensate sales	1,003	2,302	(56%)
Other revenues	1,065	1,138	(6%)
Total revenues	29,257	35,280	(17%)
Costs and expenses:
Cost of natural gas and NGLs	457	1,473	(69%)
Operation and maintenance	4,938	7,299	(32%)
General and administrative	285	294	(3%)
Depreciation and amortization	11,298	11,791	(4%)
Gain on asset sales, net	(13)	—	*
Total costs and expenses	16,965	20,857	(19%)
Add:
Depreciation and amortization	11,298	11,791
Adjustments related to MVC shortfall payments	223	(103)
Adjustments related to capital reimbursement activity	(243)	(112)
Gain on asset sales, net	(13)	—
Segment adjusted EBITDA	$23,557	$25,999	(9%)

*Not considered meaningful

Three months ended March 31, 2020. Segment adjusted EBITDA decreased $2.4 million compared to the three months ended March 31, 2019, primarily reflecting:

•	a $4.7 million decrease in gathering services and related fees as a result of natural production declines.
•	a $2.4 million decrease in operation and maintenance expense primarily due to $1.2 million in lower compensation expense and a $0.4 million decrease in property taxes.

Other items to note:

•

In December 2019, we sold certain assets from our Red Rock Gathering system for $12 million. The financial contribution of these assets are included in our unaudited condensed consolidated financial statements and footnotes for the period from January 1, 2019 through December 1, 2019.

Barnett Shale. The DFW Midstream system provides our midstream services for the Barnett Shale reportable segment. Volume throughput for our Barnett Shale reportable segment follows.

	Barnett Shale
	Three months ended March 31,
	2020	2019	Percentage Change
Average daily throughput (MMcf/d)	233	260	(10%)

Volume throughput decreased compared to the three months ended March 31, 2019 reflecting natural production declines partially offset by new volumes from well completion activity through the third quarter of 2019.

Financial data for our Barnett Shale reportable segment follows.

	Barnett Shale
	Three months ended March 31,
	2020	2019	Percentage Change
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$10,443	$13,025	(20%)
Natural gas, NGLs and condensate sales	3,871	604	541%
Other revenues (1)	1,260	1,656	(24%)
Total revenues	15,574	15,285	2%
Costs and expenses:
Cost of natural gas and NGLs	1,947	—	*
Operation and maintenance	4,695	5,498	(15%)
General and administrative	378	228	66%
Depreciation and amortization	3,797	3,941	(4%)
Loss on asset sales, net	59	7	*
Long-lived asset impairment	4	10,220	*
Total costs and expenses	10,880	19,894	(45%)
Add:
Depreciation and amortization	4,032	4,330
Adjustments related to MVC shortfall payments	—	1,453
Adjustments related to capital reimbursement activity	(29)	(27)
Loss on asset sales, net	59	7
Long-lived asset impairment	4	10,220
Segment adjusted EBITDA	$8,760	$11,374	(23%)

*Not considered meaningful

(1) Includes the amortization expense associated with our favorable gas gathering contracts as reported in other revenues.

Three months ended March 31, 2020. Segment adjusted EBITDA decreased $2.6 million compared to the three months ended March 31, 2019 primarily reflecting:

•

a $1.5 million decrease in adjustments related to MVC shortfall payments attributable to an MVC that expired in 2019 and a $1.7 million decrease in total revenues less cost of natural gas and NGLs which primarily reflects lower volume throughput.

Other items to note:

•

In March 2019, we impaired certain long-lived assets in the Barnett Shale (see Note 5 to the unaudited condensed consolidated financial statements). The noncash impairment expense had no impact on segment adjusted EBITDA for the three months ended March 31, 2019.

•

Also impacting total revenues and cost of natural gas and NGLs for the three months ended March 31, 2020, was the presentation of certain gathering services as a reduction to cost of natural gas and NGLs and the assignment of certain marketing arrangements from Corporate and Other to our DFW Midstream operations that occurred in June 2019.

Marcellus Shale.  The Mountaineer Midstream system provides our midstream services for the Marcellus Shale reportable segment. Volume throughput for the Marcellus Shale reportable segment follows.

	Marcellus Shale
	Three months ended March 31,
	2020	2019	Percentage Change
Average daily throughput (MMcf/d)	364	379	(4%)

Volume throughput decreased compared to the three months ended March 31, 2019 primarily due to natural production declines partially offset by additional drilling and completion activities in the third quarter of 2019.

Financial data for our Marcellus Shale reportable segment follows.

	Marcellus Shale
	Three months ended March 31,
	2020	2019	Percentage Change
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$6,235	$6,197	1%
Total revenues	6,235	6,197	1%
Costs and expenses:
Operation and maintenance	813	954	(15%)
General and administrative	93	92	1%
Depreciation and amortization	2,300	2,283	1%
Total costs and expenses	3,206	3,329	(4%)
Add:
Depreciation and amortization	2,300	2,283
Adjustments related to capital reimbursement activity	(9)	(9)
Segment adjusted EBITDA	$5,320	$5,142	3%

*Not considered meaningful

Three months ended March 31, 2020. Segment adjusted EBITDA increased $0.2 million compared to the three months ended March 31, 2019.

Corporate and Other Overview for the Three Months Ended March 31, 2020 and 2019

Corporate and Other represents those results that are not specifically attributable to a reportable segment or that have not been allocated to our reportable segments, including certain general and administrative expense items, natural gas and crude oil marketing services, construction management fees related to the Double E Project, transaction costs, interest expense and a change in the Deferred Purchase Price Obligation fair value.

	Corporate and Other
	Three months ended March 31,
	2020	2019	Percentage Change
	(Dollars in thousands)
Revenues:
Total revenues	643	23,517	(97%)
Costs and expenses:
Cost of natural gas and NGLs	—	23,322	*
General and administrative	14,821	16,140	(8%)
Transaction costs	11	950	*
Interest expense	20,218	17,527	15%
Deferred Purchase Price Obligation	2,297	4,427	*

* Not considered meaningful

Total Revenues. Total revenues attributable to Corporate and Other was due to natural gas, NGL and crude oil marketing services (primarily natural gas sales). The decrease of $22.9 million compared to the three months ended March 31, 2019 was attributable to lower natural gas, NGL and crude oil marketing activity.

Cost of Natural Gas and NGLs. Cost of natural gas and NGLs attributable to Corporate and Other was due to natural gas, NGL and crude oil marketing services. The decrease of $23.3 million compared to the three months ended March 31, 2019 was attributable to lower marketing activity.

General and Administrative. General and administrative expense decreased $1.3 million compared to the three months ended March 31, 2019 primarily due to a decrease in salaries and benefits costs associated with lower headcount from our cost cutting initiatives.

Transaction costs. The decrease in transaction costs recognized during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was due to the financial advisory costs associated primarily with the Equity Restructuring that occurred in 2019.

Interest Expense. Interest expense increased $2.7 million compared to the three months ended March 31, 2019 primarily as a result of a higher average outstanding balance on the Revolving Credit Facility.

Deferred Purchase Price Obligation. Deferred Purchase Price Obligation recognized during the three months ended March 31, 2019 represents the change in present value of the estimated Remaining Consideration to be paid in connection with the 2016 Drop Down (see Note 16 to the unaudited condensed consolidated financial statements).

Summarized Financial Information

On March 2, 2020, the SEC issued Final Rule Release No. 33-10762, Financial Disclosures about Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant’s Securities (“Release 33-10762”), that amends the disclosure requirements related to certain registered securities that are guaranteed and those that are collateralized by the securities of an affiliate.

Under Release 33-10762, an SEC registrant may continue to omit separate financial statements of subsidiary issuers and guarantors when (1) the subsidiary issuer is consolidated with the parent company and its security is either (a) co-issued jointly and severally with the parent company’s security or (b) the subsidiary issuer’s security is fully and unconditionally guaranteed by the parent company and (2) the parent company provides supplemental financial and non-financial disclosure about the subsidiary issuers and/or guarantors and the guarantees.

The rules become effective January 4, 2021, with voluntary compliance permitted immediately. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by SMLP and the Guarantor Subsidiaries (see Note 9 to the unaudited condensed consolidated financial statements). SMLP has concluded that it is eligible to provide Alternative Disclosures under the amended disclosure requirements and has early adopted Release 33-10762 as of and for the three months ended March 31, 2020.

The supplemental summarized financial information below reflects SMLP's separate accounts, the combined accounts of Summit Holdings and its 100% owned finance subsidiary, Finance Corp (the “Co-Issuers”) and the Guarantor Subsidiaries (the Co-Issuers and, together with the Guarantor Subsidiaries, the “Obligor Group”) for the dates and periods indicated. The financial information of the Obligor Group is presented on a combined basis and intercompany balances and transactions between the Co-Issuers and Guarantor Subsidiaries have been eliminated. There were no reportable transactions between the Co-Issuers and Obligor Group and the subsidiaries that were not issuers or guarantors of the Senior Notes.

Payments to holders of the Senior Notes are affected by the composition of and relationships among the Co-Issuers, the Guarantor Subsidiaries and Permian Holdco and Summit Permian Transmission, who are unrestricted subsidiaries of SMLP and are not issuers or guarantors of the Senior Notes. The assets of our unrestricted subsidiaries are not available to satisfy the demands of the holders of the Senior Notes. In addition, our unrestricted subsidiaries are subject to certain contractual restrictions related to the payment of dividends, and other rights in favor of their non-affiliated stakeholders, that limit their ability to satisfy the demands of the holders of the Senior Notes.

A list of each of SMLP’s subsidiaries that is a guarantor, issuer or co-issuer of our registered securities subject to the reporting requirements in Release 33-10762 is filed as Exhibit 22.1 to this Quarterly Report on Form 10-Q.

Summarized Balance Sheet Information. Summarized balance sheet information as of March 31, 2020 and December 31, 2019 follow.

	March 31, 2020
	SMLP	Obligor Group
	(In thousands)
Assets
Current assets	$4,897	$150,601
Noncurrent assets	11,907	2,361,034

Liabilities
Current liabilities	$11,002	$66,375
Noncurrent liabilities	186,763	1,539,410

	December 31, 2019
	SMLP	Obligor Group
	(In thousands)
Assets
Current assets	$2,311	$109,664
Noncurrent assets	9,572	2,389,032

Liabilities
Current liabilities	$9,662	$73,877
Noncurrent liabilities	184,088	1,514,250

Summarized Statements of Operations Information. For the purposes of the following summarized statements of operations, we allocate a portion of general and administrative expenses recognized at the SMLP parent to the Obligor Group to reflect what those entities' results would have been had they operated on a stand-alone basis. Summarized statements of operations for the three months ended March 31, 2020 and for the year ended December 31, 2019 follow.

	Three months ended March 31, 2020
	SMLP	Obligor Group
	(In thousands)
Total revenues	$—	$104,903
Total costs and expenses	951	78,990
(Loss) income before income taxes and income from equity method investees	(3,675)	5,695
Income from equity method investees	—	3,762
Net (loss) income	(3,648)	9,457

	Year ended December 31, 2019
	SMLP	Obligor Group
	(In thousands)
Total revenues	$—	$443,528
Total costs and expenses	4,401	397,939
Loss before income taxes and loss from equity method investees	(1,968)	(28,840)
Loss from equity method investees (1)	—	(336,950)
Net loss	(3,142)	(365,790)
(1)	Amount includes a $329.7 million impairment of our equity method investment in Ohio Gathering and a $6.3 million impairment of long-lived assets in OCC.

Liquidity and Capital Resources

On May 3, 2020, we suspended distributions to holders of our common units and suspended payment of distributions to holders of our Series A Preferred Units commencing with respect to the quarter ending March 31, 2020 to enable us to retain an incremental approximately $76 million of cash in the business annually, which we plan to use to de-lever the balance sheet, enhance liquidity and increase financial flexibility. The unpaid distributions on the Series A Preferred Units will continue to accrue. We expect to fund future capital expenditures with cash and cash equivalents on hand, cash flows generated from our operations, borrowings under our Revolving Credit Facility, future issuances of debt, preferred equity and equity securities and proceeds from potential asset divestitures.

We are closely monitoring the impact of the outbreak of COVID-19 on all aspects of our business, including how it will impact our liquidity and capital resources. Considering the current commodity price backdrop and COVID-19 pandemic, we have collaborated extensively with our customer base over the past several weeks. Given further deterioration of market conditions, decreased drilling activity, the deferral of well completions from customers and, on a limited scale, temporary production curtailments predominantly in the Williston Basin and DJ Basin reportable segments, we now expect 2020 total capital expenditures to range from $30 million to $50 million.

We are currently in compliance with all covenants contained in our Revolving Credit Facility and Senior Notes, and at March 31, 2020, SMLP’s total leverage ratio and senior secured leverage ratio (as defined in the Revolving Credit Agreement) were 5.05 to 1.0 and 2.26 to 1.0, respectively, relative to maximum threshold limits of 5.5x and 3.75x. Given further deterioration of market conditions, decreased drilling activity, the deferral of well completions from customers, limitations on access to capital markets to fund our capital expenditures and, on a limited scale, temporary production curtailments, we could have total leverage and senior secured leverage ratios that are higher than the levels prescribed in the applicable indebtedness agreements. Adverse developments in our areas of operation could materially adversely impact our financial condition, results of operations and cash flows.

As we cannot predict the duration or scope of the COVID-19 pandemic and its impact on our customers and suppliers, the potential negative financial impact to our results cannot be reasonably estimated but could be material. We are actively managing the business to maintain cash flow and we have sufficient available liquidity. We believe that these factors will allow us to meet our anticipated funding requirements.

Capital Markets Activity

We had no capital markets activity during the three months ended March 31, 2020. For additional information, see the "Liquidity and Capital Resources—Capital Markets Activity" section of MD&A included in the 2019 Annual Report.

Debt

Revolving Credit Facility. We have a $1.25 billion senior secured Revolving Credit Facility that matures in May 2022. As of March 31, 2020, the outstanding balance of the Revolving Credit Facility was $698.0 million and the unused portion totaled $542.9 million, after giving effect to the issuance thereunder of a $9.1 million outstanding but undrawn irrevocable standby letter of credit. Based on covenant limits, our available borrowing capacity under the Revolving Credit Facility as of March 31, 2020 was approximately $120 million. There were no defaults or events of default during the three months ended March 31, 2020, and, as of March 31, 2020, we were in compliance with the financial covenants in the Revolving Credit Facility. See Notes 9 and 15 to the unaudited condensed consolidated financial statements for more information on the Revolving Credit Facility and the issuance of the $9.1 million letter of credit, respectively.

Senior Notes. In February 2017, the Co-Issuers co-issued $500.0 million of 5.75% Senior Notes. In July 2014, the Co-Issuers co-issued $300.0 million of 5.50% Senior Notes. There were no defaults or events of default as of and for the three months ended March 31, 2020 on either series of senior notes.

For additional information on our long-term debt, see Note 9 to the unaudited condensed consolidated financial statements.

Deferred Purchase Price Obligation

In March 2016, we entered into an agreement with a subsidiary of Summit Investments to fund a portion of the 2016 Drop Down whereby we have recognized the Deferred Purchase Price Obligation (see Note 16 to the unaudited condensed consolidated financial statements and the “Contractual Obligations Update” section below).

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

Cash Flows

The components of the net change in cash and cash equivalents were as follows:

	March 31,
	2020	2019
	(In thousands)
Net cash provided by operating activities	$73,968	$52,711
Net cash (used in) provided by investing activities	(76,399)	28,493
Net cash provided by (used in) financing activities	41,842	(80,249)
Net change in cash, cash equivalents and restricted cash	$39,411	$955

Operating activities. Cash flows from operating activities for the three months ended March 31, 2020 primarily reflected:

•	a $13.8 million increase in accounts receivable related to the timing of invoicing and cash collections;
•	a $3.7 million increase in accounts payable due to the timing of payment obligations;
•	a $2.8 million increase in deferred revenue for cash receipts not yet recognized as revenue;
•	a $1.3 million increase in cash interest payments; and
•	other changes in working capital.

Investing activities. Cash flows used in investing activities during the three months ended March 31, 2020 primarily reflected:

•	$58.0 million for investments in the Double E joint venture relating to the Double E Project; and
•	$18.6 million of capital expenditures primarily attributable to the DJ Basin of $6.3 million, the Williston Basin of $4.9 million and Summit Permian of $3.3 million.

Cash flows used in investing activities during the three months ended March 31, 2019 primarily reflected:

•	$89.5 million of net proceeds from the Tioga Midstream sale; and
•

$60.8 million of capital expenditures primarily attributable to the ongoing development of the DJ Basin of $28.4 million, Corporate and Other of $16.1 million (inclusive of capital expenditures of $15.8 million relating to the Double E Project), the Williston Basin of $8.0 million and Summit Permian of $7.1 million.

Financing activities. Cash flows used in financing activities during the three months ended March 31, 2020 primarily reflected:

•	$33.9 million of net proceeds from the issuance of Subsidiary Series A Preferred Units;
•	$21.0 million of net borrowings under our Revolving Credit Facility; and
•	$11.7 million of distributions.

Cash flows used in financing activities during the three months ended March 31, 2019 primarily reflected:

•	$45.3 million of distributions;
•	$32.0 million of net repayments under our Revolving Credit Facility.

Contractual Obligations Update

Deferred Purchase Price Obligation

In March 2016, we recognized the Deferred Purchase Price Obligation in connection with the 2016 Drop Down. Pursuant to the Equity Restructuring, in April 2019, the Partnership made a cash payment of $100 million to SMP Holdings in partial settlement of the Deferred Purchase Price Obligation.

On November 7, 2019, we and SMP Holdings entered into the Second Amendment to the Contribution Agreement between us and SMP Holdings dated February 25, 2016, as amended. On November 15, 2019, we made the November 2019 Prepayment. In addition, the parties reduced the Remaining Consideration due to SMP Holdings by $19.25 million. Following the November 2019 Prepayment, the Remaining Consideration is $180.75 million. The parties also extended the final date by which we are obligated to deliver the Remaining Consideration to January 15, 2022. The Remaining Consideration remains payable to SMP Holdings in (i) cash, (ii) our common units or (iii) a combination of cash and our common units, and interest continues to accrue (and is payable quarterly in cash) at a rate of 8% per annum on any portion of the Remaining Consideration that remains unpaid after March 31, 2020. The form(s) of Remaining Consideration to be delivered by us to SMP Holdings continue to be determinable by us in our sole discretion.

As of March 31, 2020, the Remaining Consideration of the Deferred Purchase Price Obligation on the unaudited condensed consolidated balance sheet was $180.75 million.

For additional information, see Note 16 to the unaudited condensed consolidated financial statements.

Double E Project

Upon completion of the Double E Project, we expect to own at least a 50% interest in the Double E Project, will lead the development, permitting and construction of the Double E Project and will operate the pipeline upon commissioning. At our current 70% interest, we estimate that our share of the capital expenditures required to develop the Double E Project will total approximately $350.0 million, and that more than 90% of those capital expenditures will be incurred in 2020 and 2021. Assuming timely receipt of the required regulatory approvals (including the Federal Energy Regulatory Commission’s issuance of the certificate required for us to pursue the Double E Project) and no material delays in construction, we expect that the Double E Project will be placed into service in the third quarter of 2021.

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

For the three months ended March 31, 2020, cash paid for capital expenditures totaled $18.9 million (see Note 4 to the unaudited condensed consolidated financial statements) which included $5.1 million of maintenance capital expenditures. For the three months ended March 31, 2020, there were no contributions to Ohio Gathering and we contributed $58.0 million to Double E (see Note 8 to the unaudited condensed consolidated financial statements).

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

Considering the current commodity price backdrop and COVID-19 pandemic, we will remain disciplined with respect to future capital expenditures, which will be primarily concentrated on the Double E Project and accretive expansions of our existing systems in our Core Focus Areas. We continue to advance our financing plans for our equity interest in Double E, which we intend to be credit neutral to Summit. We are currently targeting a financing structure that limits cash investments by us during 2020, and which shifts a substantial majority of our Double E capital commitments to third parties. On December 24, 2019, we entered into an agreement with TPG Energy Solutions Anthem, L.P. (“TPG”) to fund up to $80 million of Permian Holdco’s future capital calls associated with the Double E Project. Simultaneously, on December 24, 2019, we issued 30,000 Subsidiary Series A Preferred Units representing limited partner interests in Permian Holdco to TPG for net proceeds of $27.3 million.

During the three months ended March 31, 2020, we issued an additional 35,000 Subsidiary Series A Preferred Units representing limited partner interests in Permian Holdco at a price of $1,000 per unit. We used the net proceeds of $34.4 million (after deducting underwriting discounts and offering expenses) to fund Summit’s share of capital expenses associated with the Double E Project.

There are a number of risks and uncertainties that could cause our current expectations to change, including, but not limited to, (i) the ability to reach agreements with third parties; (ii) prevailing conditions and outlook in the natural gas, crude oil and natural gas liquids industries and markets and (iii) our ability to obtain financing from commercial banks, the capital markets, or other financing sources.

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

For additional information, see Notes 4, 9, 11 and 16 to the unaudited condensed consolidated financial statements.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of or during the three months ended March 31, 2020.

Critical Accounting Estimates

We prepare our financial statements in accordance with GAAP. These principles are established by the FASB. We employ methods, estimates and assumptions based on currently available information when recording transactions resulting from business operations. There have been no changes to our significant accounting policies since December 31, 2019.

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

Forward-looking statements are based on current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond the control of our management team. All forward-looking statements in this report and subsequent written and oral forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements in this paragraph. These risks and uncertainties include, among others:

•	fluctuations in natural gas, NGLs and crude oil prices, including as of a result of political or economic measures taken by various countries in response to the OPEC price war;
•	the extent and success of our customers' drilling efforts, as well as the quantity of natural gas, crude oil and produced water volumes produced within proximity of our assets;
•	the current and potential future impact of the COVID-19 pandemic on our business, results of operations, financial position or cash flows;
•	failure or delays by our customers in achieving expected production in their natural gas, crude oil and produced water projects;
•	competitive conditions in our industry and their impact on our ability to connect hydrocarbon supplies to our gathering and processing assets or systems;
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

•	the ability of SMP Holdings to meet its obligations under the SMPH Term Loan;
•	changes in tax status;
•	the effects of litigation;
•	changes in general economic conditions; and
•	certain factors discussed elsewhere in this report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our current interest rate risk exposure is largely related to our debt portfolio. As of March 31, 2020, we had $800.0 million principal of fixed-rate Senior Notes and $698.0 million outstanding under our variable rate Revolving Credit Facility (see Note 9 to the unaudited condensed consolidated financial statements). While existing fixed-rate debt mitigates the downside impact of fluctuations in interest rates, future issuances of long-term debt could be impacted by increases in interest rates, which could result in higher overall interest costs. In addition, the borrowings under our Revolving Credit Facility, which have a variable interest rate, also expose us to the risk of increasing interest rates. Our current interest rate risk exposure has not changed materially since December 31, 2019. For additional information, see the "Interest Rate Risk" section included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the 2019 Annual Report.

Commodity Price Risk

We currently generate a majority of our revenues pursuant to primarily long-term and fee-based gathering agreements, certain of which include MVCs and areas of mutual interest. Our direct commodity price exposure relates to (i) the sale of physical natural gas and/or NGLs purchased under percentage-of-proceeds and other processing arrangements with certain of our customers on the Bison Midstream, Grand River and Summit Permian systems, (ii) the sale of natural gas we retain from certain DFW Midstream customers and (iii) the sale of condensate we retain from our gathering services at Grand River. Our gathering agreements with certain DFW Midstream customers permit us to retain a certain quantity of natural gas that we sell to offset the power costs we incur to operate our electric-drive compression assets. Our gathering agreements with our Grand River customers permit us to retain condensate volumes from the Grand River system gathering lines. We manage our direct exposure to natural gas and power prices through the use of forward power purchase contracts with wholesale power providers that require us to purchase a fixed quantity of power at a fixed heat rate based on prevailing natural gas prices on the Henry Hub Index. We sell retainage natural gas at prices that are based on the Atmos Zone 3 Index. By basing the power prices on a system and basin-relevant market, like the Henry Hub Index, we are able to closely associate the relationship between the compression electricity expense and natural gas retainage sales. We do not enter into risk management contracts for speculative purposes. Our current commodity price risk exposure has not changed materially since December 31, 2019. For additional information, see the "Commodity Price Risk" section included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the 2019 Annual Report.

Item 4. Controls and Procedures.

Under the direction of our General Partner's Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of March 31, 2020 and (ii) no change in internal control over financial reporting occurred during the quarter ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any significant legal or governmental proceedings. In addition, we are not aware of any significant legal or governmental proceedings contemplated to be brought against us, under the various environmental protection statutes to which we are subject, except as noted in Note 15 to our unaudited condensed consolidated financial statements “Leases, Commitments and Contingencies” and in the 2019 Annual Report, which is incorporated herein by reference.

Item 1A. Risk Factors.

The risk factors contained in the Item 1A. Risk Factors of the 2019 Annual Report are incorporated herein by reference except to the extent they address risks arising from or relating to the failure of events described therein to occur, which events have since occurred. The risk factor presented below updates, and should be considered in addition to, the risk factors previously disclosed by us in Item 1A of the 2019 Annual Report.

Risks Relating to COVID-19

The COVID-19 pandemic, coupled with other current pressures on oil and gas prices resulting from the OPEC price war, has had, and is expected to continue to have, an adverse impact on our business, results of operations, financial position and cash flows.

The ongoing coronavirus (COVID-19) outbreak continues to be a rapidly evolving situation. The pandemic has resulted in widespread adverse impacts on the global economy and on our business, including our customers, employees, supply chain, and distribution network. We are currently unable to predict the ultimate impact that it may have on our business, future results of operations, financial position or cash flows. The extent to which our operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact. Furthermore, the impacts of a potential worsening of global economic conditions and the continued disruptions to and volatility in the financial markets remain unknown.

In response to the COVID-19 pandemic, we have modified our business practices, including restricting employee travel, modifying employee work locations, implementing social distancing and enhanced sanitary measures in our facilities. Many of our suppliers, vendors and service providers have made similar modifications. The resources available to employees working remotely may not enable them to maintain the same level of productivity and efficiency, and these and other employees may face additional demands on their time. Our increased reliance on remote access to our information systems increases our exposure to potential cybersecurity breaches. We may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees, customers, partners and suppliers. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, in which case our employees may become sick, our ability to perform critical functions could be harmed, and we may be unable to respond to the needs of our business. The resumption of normal business operations after such interruptions may be delayed or constrained by lingering effects of COVID-19 on our suppliers, third-party service providers, and/or customers.

In the midst of the ongoing COVID-19 pandemic, oil prices declined significantly due to potential increases in supply emanating from a disagreement on production cuts among members of OPEC and certain non-OPEC, oil-producing countries. The resulting supply and demand imbalance is having disruptive impacts on the oil and natural gas exploration and production industry and on other industries that serve exploration and production companies. These industry conditions, coupled with those resulting from the COVID-19 pandemic, could lead to significant global economic contraction generally and in our industry in particular. Although OPEC agreed in April to cut production, the responses of oil and gas producers to the lower demand for, and price of, natural gas, NGLs and crude oil are constantly evolving and remain uncertain. Such responses could cause our pipelines and storage tanks to reach capacity, thereby forcing producers to experience shut-ins or look to alternative methods of transportation for their products. In addition, the dramatic decrease in oil and gas prices could have substantial negative implications for our revenue sources that are related to or underpinned by commodity prices. As a result, these factors could have a material adverse effect on our business, future results of operations, financial position or cash flows. At this point, we cannot accurately predict what effects current market conditions due to the COVID-19 pandemic and failed OPEC negotiations will have on our business, which will depend on, among other factors, the ultimate geographic spread of the virus, the duration of the outbreak and impasse in OPEC negotiations and the extent and overall economic effects of the governmental response to the pandemic.

The impact of COVID-19 and the OPEC price war may also exacerbate other risks discussed in Item 1A of the 2019 Annual Report, any of which could have a material effect on us. This situation is changing rapidly and additional impacts may arise that we are not aware of currently.

A change in laws and regulations applicable to our assets or services, or the interpretation or implementation of existing laws and regulations may cause our revenues to decline or our operation and maintenance expenses to increase.

Various aspects of our operations are subject to regulation by the various federal, state and local departments and agencies that have jurisdiction over participants in the energy industry. The regulation of our activities and the natural gas and crude oil industries frequently change as they are reviewed by legislators and regulators. In 2016, the North Dakota Industrial Commission adopted rule changes that resulted in additional construction and monitoring requirements for certain underground gathering pipelines, including, but not limited to, those that transport produced water. The NDIC also adopted reclamation bonding requirements for certain underground gathering pipelines. In July 2018, PHMSA issued an advance notice of proposed rulemaking seeking comment on the class location requirements for natural gas transmission pipelines, and particularly the actions operators must take when class locations change due to population growth or building construction near the pipeline. In November 2018, PHMSA also increased the maximum penalties for violating federal safety standards, which are subject to future increases to account for inflation. In October 2019, PHMSA issued three new final rules. One rule establishes procedures to implement the expanded emergency order enforcement authority set forth in an October 2016 interim final rule. Among other things, this rule allows PHMSA to issue an emergency order without advance notice or opportunity for a hearing. The other two rules impose several new requirements on operators of onshore gas transmission systems and hazardous liquids pipelines. The rule concerning gas transmission extends the requirement to conduct integrity assessments beyond “high consequence areas” (HCAs) to pipelines in “moderate consequence areas” (MCAs). It also includes requirements to reconfirm Maximum Allowable Operating Pressure (MAOP), report MAOP exceedances, consider seismicity as a risk factor in integrity management, and use certain safety features on in-line inspection equipment. The rule concerning hazardous liquids extends the required use of leak detection systems beyond HCAs to all regulated non-gathering hazardous liquid pipelines, requires reporting for gravity fed lines and unregulated gathering lines, requires periodic inspection of all lines not in HCAs, calls for inspections of lines after extreme weather events, and adds a requirement to make all lines in or affecting HCAs capable of accommodating in-line inspection tools over the next 20 years. In February 2020, PHMSA proposed changes to pipeline safety regulations that would require the installation of automatic shutoff valves, remote-control valves, or equivalent technology on all newly constructed or entirely replaced natural gas transmission and hazardous liquid pipelines that have nominal diameters of 6 inches or greater. The proposed rule would also establish standards for the identification of ruptures, initiation of pipeline shutdowns, segment isolation, and improving the effectiveness of emergency response. To the extent the proposed rule creates additional requirements for our pipelines, it could have a material adverse effect on our operations, operating and maintenance expenses and revenues.

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

Item 6. Exhibits.

Exhibit number		Description
2.1

Purchase Agreement, dated May 3, 2020, by and among Energy Capital Partners II, LP, Energy Capital Partners II-A, LP, Energy Capital Partners II-C (SMLP IP), LP, Energy Capital Partners II-C (Summit IP), LP, Energy Capital Partners II (Summit Co-Invest), LP and Summit Midstream Management, LLC, as contributors, SMP TopCo, LLC and SMLP Holdings, LLC, as sellers, Summit Midstream Partners, LP, as the acquiror, and, solely for certain purposes set forth therein, Summit Midstream Partners GP, LLC (Incorporated herein by reference to Exhibit 2.1 to SMLP's Current Report on Form 8-K dated May 5, 2020 (Commission File No. 001-35666))

3.1

Third Amended and Restated Agreement of Limited Partnership of Summit Midstream Partners, LP, dated as of March 22, 2019 (Incorporated herein by reference to Exhibit 3.1 to SMLP's Current Report on Form 8-K dated March 22, 2019 (Commission File No. 001-35666))

3.2

Amended and Restated Limited Liability Company Agreement of Summit Midstream GP, LLC, dated as of October 3, 2012 (Incorporated herein by reference to Exhibit 3.2 to SMLP's Current Report on Form 8-K filed October 4, 2012 (Commission File No. 001-35666))

3.3

Certificate of Limited Partnership of Summit Midstream Partners, LP (Incorporated herein by reference to Exhibit 3.1 to SMLP's Form S-1 Registration Statement dated August 21, 2012 (Commission File No. 333-183466))

3.4		Certificate of Formation of Summit Midstream GP, LLC (Incorporated herein by reference to Exhibit 3.4 to SMLP's Form S-1 Registration Statement dated August 21, 2012 (Commission File No. 333-183466))
10.1	†

Summit Midstream Partners, LP 2012 Long-Term Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 10.1 to SMLP’s Current Report on Form 8-K dated March 20, 2020 (Commission File No. 001-35666))

10.2	*	Form of Long-Term Incentive Plan Agreement for Employment Agreements
22.1	*	Summit Midstream Partners, LP Subsidiary Issuers and Guarantors of Registered Securities
31.1		Rule 13a-14(a)/15d-14(a) Certification, executed by Heath Deneke, President, Chief Executive Officer and Director
31.2		Rule 13a-14(a)/15d-14(a) Certification, executed by Marc D. Stratton, Executive Vice President and Chief Financial Officer
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

* Filed herewith.

† Management contract or compensatory plan or arrangement that is being filed as an exhibit pursuant to Item 9.01(d) of SMLP’s Form 8-K filed March 20, 2020 (Commission File No. 001-35666)

** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections. The financial information contained in the XBRL (eXtensible Business Reporting Language)-related documents is unaudited and unreviewed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Summit Midstream Partners, LP

(Registrant)

By: Summit Midstream GP, LLC (its General Partner)

May 8, 2020	/s/ Marc D. Stratton

Marc D. Stratton, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)