Form 10-Q
period 2020-06-30
Summit Midstream Partners, LP
filed 2020-08-10
CIK 1549922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐    Yes ☒    No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	As of July 31, 2020
Common Units	55,880,540 units

COMMONLY USED OR DEFINED TERMS

2016 Drop Down

the Partnership's March 3, 2016 acquisition from SMP Holdings of substantially all of (i) the issued and outstanding membership interests in Summit Utica,

    Meadowlark Midstream and Tioga Midstream and (ii) SMP Holdings’ 40%

    ownership interest in Ohio Gathering

5.5% Senior Notes	Summit Holdings' and Finance Corp.’s 5.5% senior unsecured notes due August 2022
5.75% Senior Notes	Summit Holdings' and Finance Corp.’s 5.75% senior unsecured notes due April 2025
associated natural gas	a form of natural gas which is found with deposits of petroleum, either dissolved in the crude oil or as a free gas cap above the crude oil in the reservoir
ASU	Accounting Standards Update
Bbl	one barrel; used for crude oil and produced water and equivalent to 42 U.S. gallons
Bcf	one billion cubic feet
Bison Midstream	Bison Midstream, LLC
Board of Directors	the board of directors of our General Partner
condensate	a natural gas liquid with a low vapor pressure, mainly composed of propane, butane, pentane and heavier hydrocarbon fractions
Deferred Purchase Price Obligation	the deferred payment liability recognized in connection with the 2016 Drop Down, as subsequently amended
DFW Midstream	DFW Midstream Services LLC
DJ Basin	Denver-Julesburg Basin
Double E	Double E Pipeline, LLC
Double E Project

the development and construction of a long-haul natural gas pipeline with an initial throughput capacity of 1.35 billion cubic feet per day that will provide transportation service from multiple receipt points in the Delaware Basin to various delivery points in and around the Waha Hub in Texas

dry gas	natural gas primarily composed of methane where heavy hydrocarbons and water either do not exist or have been removed through processing or treating
Energy Capital Partners	Energy Capital Partners II, LLC and its parallel and co-investment funds
Epping	Epping Transmission Company, LLC
EPU	earnings or loss per unit
FASB	Financial Accounting Standards Board
Finance Corp.	Summit Midstream Finance Corp.
GAAP	accounting principles generally accepted in the United States of America
General Partner	Summit Midstream GP, LLC
GP	general partner
Grand River	Grand River Gathering, LLC
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

Niobrara G&P	Niobrara Gathering and Processing system
OCC	Ohio Condensate Company, L.L.C.
OGC	Ohio Gathering Company, L.L.C.
Ohio Gathering	Ohio Gathering Company, L.L.C. and Ohio Condensate Company, L.L.C.
OpCo	Summit Midstream OpCo, LP
Operator	Summit Operating Services Company, LLC
play	a proven geological formation that contains commercial amounts of hydrocarbons
Permian Finance	Summit Midstream Permian Finance, LLC
Permian Holdco	Summit Permian Transmission Holdco, LLC
Polar and Divide	the Polar and Divide system; collectively Polar Midstream and Epping
Polar Midstream	Polar Midstream, LLC
produced water	water from underground geologic formations that is a by-product of natural gas and crude oil production
Red Rock Gathering	Red Rock Gathering Company, LLC
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
segment adjusted EBITDA

total revenues less total costs and expenses; plus (i) other income excluding interest income, (ii) our proportional adjusted EBITDA for equity method investees, (iii)

    depreciation and amortization, (iv) adjustments related to MVC shortfall payments, (v) adjustments related to capital reimbursement activity, (vi) unit-

    based and noncash compensation, (vii) impairments and (viii) other noncash expenses or losses, less other noncash income or gains

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

    Branch, as Administrative Agent and Collateral Agent

Subsidiary Series A Preferred Units	Series A Fixed Rate Cumulative Redeemable Preferred Units issued by Permian Holdco
Summit Holdings	Summit Midstream Holdings, LLC
Summit Investments	Summit Midstream Partners, LLC
Summit Marketing	Summit Midstream Marketing, LLC
Summit Niobrara	Summit Midstream Niobrara, LLC
Summit Permian	Summit Midstream Permian, LLC
Summit Permian II	Summit Midstream Permian II, LLC
Summit Permian Transmission	Summit Permian Transmission, LLC
Summit Utica	Summit Midstream Utica, LLC
the Company	Summit Midstream Partners, LLC and its subsidiaries
the Partnership	Summit Midstream Partners, LP and its subsidiaries
the Partnership Agreement	the Fourth Amended and Restated Agreement of Limited Partnership of the Partnership
throughput volume	the volume of natural gas, crude oil or produced water gathered, transported or passing through a pipeline, plant or other facility during a particular period; also referred to as volume throughput
Tioga Midstream	Tioga Midstream, LLC

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	(In thousands, except unit amounts)
Assets
Current assets:
Cash and cash equivalents	$36,571	$9,530
Restricted cash	5,048	27,392
Accounts receivable	77,199	97,418
Other current assets	4,252	5,521
Total current assets	123,070	139,861
Property, plant and equipment, net	1,855,889	1,882,489
Intangible assets, net	215,901	232,278
Investment in equity method investees	383,058	309,728
Other noncurrent assets	8,584	9,742
Total assets	$2,586,502	$2,574,098

Liabilities and Capital
Current liabilities:
Trade accounts payable	$18,422	$24,415
Accrued expenses	11,331	11,339
Deferred revenue	15,354	13,493
Ad valorem taxes payable	6,307	8,477
Accrued interest	11,737	12,346
Accrued environmental remediation	1,795	1,725
Other current liabilities	9,859	12,206
Short-term debt and current portion of long-term debt	38,000	5,546
Total current liabilities	112,805	89,547
Long-term debt	1,545,133	1,622,279
Noncurrent deferred revenue	42,348	38,709
Noncurrent accrued environmental remediation	2,311	2,926
Other noncurrent liabilities	8,618	7,951
Total liabilities	1,711,215	1,761,412
Commitments and contingencies (Note 15)

Mezzanine Capital
Subsidiary Series A Preferred Units (82,400 units issued and outstanding at June 30, 2020 and 30,058 units issued and outstanding at December 31, 2019)	78,563	27,450

Partners' Capital
Series A Preferred Units (300,000 units issued and outstanding at June 30, 2020 and December 31, 2019)	307,866	293,616
Common limited partner capital (43,543,056 units issued and outstanding at June 30, 2020 and 45,318,866 units issued and outstanding at December 31, 2019)	488,858	305,550
Noncontrolling interest	—	186,070
Total partners' capital	796,724	785,236
Total liabilities, mezzanine capital and partners' capital	$2,586,502	$2,574,098

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(In thousands, except per-unit amounts)
Revenues:
Gathering services and related fees	$73,911	$75,107	$157,703	$162,071
Natural gas, NGLs and condensate sales	10,683	18,291	24,463	56,219
Other revenues	7,413	6,288	14,744	12,804
Total revenues	92,007	99,686	196,910	231,094
Costs and expenses:
Cost of natural gas and NGLs	6,088	11,571	14,313	43,330
Operation and maintenance	21,152	24,318	42,963	48,540
General and administrative	12,786	10,565	29,347	28,950
Depreciation and amortization	29,630	26,837	59,296	54,601
Transaction costs	1,207	96	1,218	2,433
Gain on asset sales, net	(281)	(287)	(166)	(1,248)
Long-lived asset impairment	654	70	4,475	45,021
Total costs and expenses	71,236	73,170	151,446	221,627
Other income (expense)	276	83	(151)	292
Interest expense	(21,990)	(22,343)	(45,818)	(45,085)
Gain on early extinguishment of debt	54,235	—	54,235	—
Income (loss) before income taxes and income (loss) from equity method investees	53,292	4,256	53,730	(35,326)
Income tax benefit (expense)	389	(1,149)	402	(1,406)
Income (loss) from equity method investees	3,040	(79)	6,351	(520)
Net income (loss)	$56,721	$3,028	$60,483	$(37,252)
Less:
Net income (loss) attributable to noncontrolling interest	(1,393)	(1,341)	(3,274)	(26,911)
Net income (loss) attributable to limited partners	58,114	4,369	63,757	(10,341)
Net income attributable to Series A Preferred Units	7,125	7,125	14,250	14,250
Net income attributable to Subsidiary Series A Preferred Units	1,397	—	2,342	—
Net income (loss) attributable to common limited partners	$49,592	$(2,756)	$47,165	$(24,591)

Income (Loss) per limited partner unit:
Common unit – basic	$1.11	$(0.06)	$1.05	$(0.54)
Common unit – diluted	$1.06	$(0.06)	$1.02	$(0.54)

Weighted-average limited partner units outstanding:
Common units – basic	44,650	45,319	44,985	45,319
Common units – diluted	46,737	45,319	46,323	45,319

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

	Noncontrolling Interest		Partners' Capital
	Series A Preferred Units	Common Noncontrolling Interests (1)	Series A Preferred Units	Partners' Capital	Total
	(In thousands)
Partners' capital, January 1, 2020	$293,616	$186,070	$—	$305,550	$785,236
Net income (loss)	7,125	(1,881)	—	(2,427)	2,817
Net cash distributions to SMLP unitholders	—	(6,037)	—	—	(6,037)
Unit-based compensation	—	2,723	—	—	2,723
Effect of common unit issuances under SMLP LTIP	—	2,322	—	(2,322)	—
Tax withholdings and associated payments on vested SMLP LTIP awards	—	(984)	—	—	(984)
Partners' capital, March 31, 2020	300,741	182,213	—	300,801	783,755
Net income (loss)	4,750	(1,393)	2,375	49,592	55,324
Unit-based compensation	—	1,331	—	515	1,846
Tax withholdings and associated payments on vested SMLP LTIP awards	—	(34)		(28)	(62)
GP Buy-In Transaction assumption of noncontrolling interest in SMLP	(305,491)	(182,117)	305,491	182,117	—
Repurchase of common units under GP Buy-In Transaction	—	—	—	(44,078)	(44,078)
Other	—	—	—	(61)	(61)
Partners' capital, June 30, 2020	$—	$—	$307,866	$488,858	$796,724

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

(continued)

	Noncontrolling Interest
	Series A Preferred Units	Common Noncontrolling Interests (1)	Partners' Capital	Total
	(In thousands)
Partners' capital, January 1, 2019	$293,616	$554,472	$543,479	$1,391,567
Net income (loss)	7,125	(25,570)	(21,835)	(40,280)
Net cash distributions to SMLP unitholders	—	(27,374)	—	(27,374)
Unit-based compensation	—	2,526	—	2,526
Effect of common unit issuances under SMLP LTIP	—	2,387	(2,387)	—
Tax withholdings and associated payments on vested SMLP LTIP awards	—	(2,524)	—	(2,524)
Conversion of noncontrolling interest related to cancellation of subsidiary incentive distribution rights	—	(48,203)	48,203	—
Partners' capital, March 31, 2019	300,741	455,714	567,460	1,323,915
Net income (loss)	7,125	(1,341)	(2,756)	3,028
Net cash distributions to SMLP unitholders	(14,250)	(13,826)	—	(28,076)
Net cash distributions to Energy Capital Partners	—	—	(68,984)	(68,984)
Unit-based compensation	—	1,393	—	1,393
Effect of common unit issuances under SMLP LTIP	—	40	(40)	—
Tax withholdings and associated payments on vested SMLP LTIP awards	—	(93)	—	(93)
Partners' capital, June 30, 2019	$293,616	$441,887	$495,680	$1,231,183

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2020	2019
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$60,483	$(37,252)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	59,766	55,353
Noncash lease expense	1,557	1,530
Amortization of debt issuance costs	3,136	3,121
Unit-based and noncash compensation	4,569	4,079
(Income) loss from equity method investees	(6,351)	520
Distributions from equity method investees	12,749	18,217
Loss (gain) on asset sales, net	(166)	(1,248)
Gain on early extinguishment of debt	(54,235)	—
Long-lived asset impairment	4,475	45,021
Changes in operating assets and liabilities:
Accounts receivable	20,219	13,237
Trade accounts payable	1,411	(1,464)
Accrued expenses	(8)	(11,768)
Deferred revenue, net	5,500	2,007
Ad valorem taxes payable	(2,170)	(3,265)
Accrued interest	(609)	124
Accrued environmental remediation, net	(545)	(1,001)
Other, net	(4,410)	(2,637)
Net cash provided by operating activities	105,371	84,574
Cash flows from investing activities:
Capital expenditures	(27,426)	(111,092)
Proceeds from asset sale (net of cash of $1,475 for the period ended June 30, 2019)	—	89,761
Distribution from equity method investment	—	7,252
Investment in equity method investee	(79,728)	(5,921)
Other, net	217	(160)
Net cash used in investing activities	(106,937)	(20,160)

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued)

	Six months ended June 30,
	2020	2019
	(In thousands)
Cash flows from financing activities:
Net cash distributions to noncontrolling interest SMLP unitholders	(6,037)	(41,200)
Distributions to Series A Preferred unitholders	—	(14,250)
Net cash distributions to Energy Capital Partners	—	(68,984)
Borrowings under Revolving Credit Facility	90,000	233,000
Repayments on Revolving Credit Facility	(34,000)	(126,000)
Repayments on SMP Holdings term loan	(6,300)	(53,750)
Repurchase of Senior Notes	(76,707)	—
Proceeds from issuance of Series A preferred units, net of costs	48,710	—
Borrowings under ECP Loans	35,000	—
Purchase of common units in GP Buy-In Transaction	(41,778)	—
Debt issuance costs	(1,080)	(229)
Proceeds from asset sale	288	—
Other, net	(1,833)	(3,532)
Net cash provided by (used in) financing activities	6,263	(74,945)
Net change in cash, cash equivalents and restricted cash	4,697	(10,531)
Cash, cash equivalents and restricted cash, beginning of period	36,922	16,173
Cash, cash equivalents and restricted cash, end of period (1)	$41,619	$5,642

Supplemental cash flow disclosures:
Cash interest paid	$44,073	$43,683
Less capitalized interest	819	4,361
Interest paid (net of capitalized interest)	$43,254	$39,322

Cash paid for taxes	$—	$150

Noncash investing and financing activities
Capital expenditures in trade accounts payable (period-end accruals)	$12,442	$22,051
Warrant issuance for GP Buy-In Transaction	2,300	—
Asset contribution to an equity method investment	—	23,643
Right-of-use assets relating to ASC Topic 842	—	5,448
(1) A reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets follow:
	Six months ended June 30,
	2020	2019
	(In thousands)
Cash and cash equivalents	$36,571	$5,642
Restricted cash	5,048	—
Total cash, cash equivalents and restricted cash	$41,619	$5,642

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

On May 3, 2020, the Partnership entered into a Purchase Agreement (the “Purchase Agreement”) with affiliates of Energy Capital Partners II, LLC, a Delaware limited liability company (“ECP”). On May 28, 2020 (the “Closing Date”), the transactions contemplated by the Purchase Agreement closed.

Pursuant to the Purchase Agreement, the Partnership acquired (i) all the outstanding limited liability company interests of Summit Midstream Partners, LLC, a Delaware limited liability company (“Summit Investments”), which is the sole member of Summit Midstream Partners Holdings, LLC, a Delaware limited liability company (“SMP Holdings”), which in turn owns (a) 34,604,581 common units representing limited partner interests in the Partnership (the “common units”) pledged as collateral under the Term Loan Agreement, dated as of March 21, 2017, among SMP Holdings, as borrower, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent (the “SMPH Term Loan”), (b) 10,714,285 common units not pledged as collateral under the SMPH Term Loan and (c) the right of SMP Holdings to receive the deferred purchase price obligation under the Contribution Agreement by and between the Partnership and SMP Holdings, dated February 25, 2016, as amended (the “Contribution Agreement”), and (ii) 5,915,827 common units held by SMLP Holdings, LLC, a Delaware limited liability company and an affiliate of ECP (“ECP Holdings”). The total purchase price under the Purchase Agreement was $35 million in cash and warrants to purchase up to 10 million common units (Refer to Note 11 for additional details). Pursuant to the Purchase Agreement, SMP Holdings continues to retain the liabilities stemming from the release of produced water from a produced water pipeline operated by Meadowlark Midstream Company, LLC that occurred near Williston, North Dakota and was discovered on January 6, 2015. We refer to the transactions contemplated by the Purchase Agreement as the “GP Buy-In Transaction.”

As a result of the GP Buy-In Transaction, the Partnership now indirectly owns its General Partner. Following the closing of the GP Buy-In Transaction, the Partnership retired 16,630,112 common units it acquired under the Purchase Agreement that are not pledged as collateral under the SMPH Term Loan. The 34,604,581 common units that are pledged as collateral under the SMPH Term Loan are not considered outstanding with respect to voting and distributions under the Partnership Agreement so long as they are held by a subsidiary of the Partnership.

Under GAAP, the GP Buy-In Transaction was deemed a transaction among entities under common control with a change in reporting entity. Although SMLP is the surviving entity for legal purposes, Summit Investments is the surviving entity for accounting purposes; therefore, the historical financial results included herein prior to the GP Buy-In Transaction are those of Summit Investments. Prior to the GP Buy-In Transaction, Summit Investments controlled SMLP and SMLP’s financial statements were consolidated into Summit Investments.

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

The accompanying consolidated financial statements were prepared using GAAP for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. As permitted under those rules, certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been appropriately condensed or omitted. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Annual Report”). The Partnership believes the disclosures made are adequate to make the information presented not misleading.

The consolidated financial statements contained in this report include all normal and recurring material adjustments that, in the opinion of management, are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented herein.

Risks and Uncertainties.  We are closely monitoring the impact of the outbreak of COVID-19 on all aspects of our business, including how it has impacted and will impact our customers, employees, supply chain and distribution network. While COVID-19 did not have a material adverse effect on our reported results for the first six months of 2020, we are unable to predict the ultimate impact that COVID-19 may have on our business, future results of operations, financial position or cash flows.

Given the dynamic nature of the COVID-19 pandemic and related market conditions, we cannot reasonably estimate the period of time that these events will persist or the full extent of the impact they will have on our business. The full extent to which our operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including changes in the severity of the pandemic, countermeasures taken by governments, businesses and individuals to slow the spread of the pandemic, and the ability of pharmaceutical companies to develop effective and safe vaccines and therapeutic drugs. Furthermore, the impacts of a potential worsening of global economic conditions and the continued disruptions to and volatility in the financial markets remain unknown.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Except for the changes below, there have been no changes to our significant accounting policies since December 31, 2019.

Cash, Cash Equivalents and Restricted Cash. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash that is held by a major bank and has restrictions on its availability to us is classified as restricted cash. The restricted cash balance of $5.0 million at June 30, 2020 is primarily associated with an ongoing customer dispute and became unrestricted in July 2020, when an agreement was reached in the dispute. In conjunction with that agreement, the parties have agreed to (1) request dismissal of relevant lawsuits and modify the relevant gathering agreement, (2) petition the court to release to DFW Midstream approximately $5.4 million held in the court’s registry, and (3) the customer’s payment of approximately $1.9 million to DFW Midstream in installment payments over the course of four months, beginning on September 1, 2020. The restricted cash balance of $27.4 million at December 31, 2019 is primarily related to cash amounts reserved for funding the construction of our Double E pipeline. See Note 12 for additional information.

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

Accounting Pronouncements Pending Adoption. We have not yet adopted the following accounting pronouncement as of June 30, 2020:

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

Performance obligations.

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

	2020	2021	2022	2023	2024	Thereafter
	(In thousands)
Gathering services and related fees	$58,427	$102,127	$84,736	$66,693	$50,608	$57,721

Revenue by Category.  In the following table, revenue is disaggregated by geographic area and major products and services. Ohio Gathering is excluded from the tables below due to equity method accounting. For more detailed information about reportable segments, see Note 4.

	Reportable Segments
	Three months ended June 30, 2020
	Utica Shale	Williston Basin	DJ Basin	Permian Basin	Piceance Basin	Barnett Shale	Marcellus Shale	Total reportable segments	All other segments	Total
	(In thousands)
Major products / services lines
Gathering services and related fees	$11,538	$12,407	$5,228	$2,711	$26,222	$9,877	$5,928	$73,911	$—	$73,911
Natural gas, NGLs and condensate sales	—	3,131	71	4,222	401	2,858	—	10,683	—	10,683
Other revenues	—	2,776	993	126	1,096	1,778	—	6,769	644	7,413
Total	$11,538	$18,314	$6,292	$7,059	$27,719	$14,513	$5,928	$91,363	$644	$92,007

	Reportable Segments
	Six months ended June 30, 2020
	Utica Shale	Williston Basin	DJ Basin	Permian Basin	Piceance Basin	Barnett Shale	Marcellus Shale	Total reportable segments	All other segments	Total
	(In thousands)
Major products / services lines
Gathering services and related fees	$18,500	$36,204	$12,083	$5,022	$53,411	$20,320	$12,163	$157,703	$-	$157,703
Natural gas, NGLs and condensate sales	—	7,455	141	8,734	1,404	6,729	—	24,463	—	24,463
Other revenues	—	5,918	2,027	313	2,161	3,038	—	13,457	1,287	14,744
Total	$18,500	$49,577	$14,251	$14,069	$56,976	$30,087	$12,163	$195,623	$1,287	$196,910

	Reportable Segments
	Three months ended June 30, 2019
	Utica Shale	Williston Basin	DJ Basin	Permian Basin	Piceance Basin	Barnett Shale	Marcellus Shale	Total reportable segments	All other segments	Total
	(In thousands)
Major products / services lines
Gathering services and related fees	$7,591	$15,685	$4,021	$586	$30,555	$11,428	$5,897	$75,763	$(656)	$75,107
Natural gas, NGLs and condensate sales	—	3,768	101	2,406	2,104	6,273	—	14,652	3,639	18,291
Other revenues	—	2,670	1,034	49	945	1,646	—	6,344	(56)	6,288
Total	$7,591	$22,123	$5,156	$3,041	$33,604	$19,347	$5,897	$96,759	$2,927	$99,686

	Reportable Segments
	Six months ended June 30, 2019
	Utica Shale	Williston Basin	DJ Basin	Permian Basin	Piceance Basin	Barnett Shale	Marcellus Shale	Total reportable segments	All other segments	Total
	(In thousands)
Major products / services lines
Gathering services and related fees	$15,086	$41,391	$7,745	$952	$62,395	$24,453	$12,094	$164,116	$(2,045)	$162,071
Natural gas, NGLs and condensate sales	—	9,353	186	6,627	4,406	6,877	—	27,449	28,770	56,219
Other revenues	—	5,578	2,041	81	2,083	3,302	—	13,085	(281)	12,804
Total	$15,086	$56,322	$9,972	$7,660	$68,884	$34,632	$12,094	$204,650	$26,444	$231,094

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

	June 30, 2020	December 31, 2019
	(In thousands)
Contract assets, beginning of period	$3,902	$8,755
Additions	15,074	18,077
Transfers out	(1,876)	(22,930)
Contract assets, end of period	$17,100	$3,902

As of June 30, 2020, receivables with customers totaled $56.5 million and contract assets totaled $17.1 million which were included in the Accounts receivable caption on the unaudited condensed consolidated balance sheet.

As of December 31, 2019, receivables with customers totaled $90.4 million and contract assets totaled $3.9 million which were included in the Accounts receivable caption on the unaudited condensed consolidated balance sheet.

Contract liabilities (deferred revenue) relate to the advance consideration received from customers primarily for contributions in aid of construction. We recognize contract liabilities under these arrangements in revenue over the contract period. For the three months ended June 30, 2020 and 2019, we recognized $2.3 million and $2.7 million of gathering services and related fees which were included in the contract liability balance as of the beginning of the period. For the six months ended June 30, 2020 and 2019, we recognized $4.7 million and $5.4 million of gathering services and related fees which were included in the contract liability balance as of the beginning of the period. See Note 8 for additional details.

4. SEGMENT INFORMATION

As of June 30, 2020, our reportable segments are:

•	the Utica Shale, which is served by Summit Utica;
•	Ohio Gathering, which includes our ownership interest in OGC and OCC;
•	the Williston Basin, which is served by Polar and Divide, Bison Midstream and Meadowlark Midstream;
•	the DJ Basin, which is served by Niobrara G&P;
•	the Permian Basin, which is served by Summit Permian;
•	the Piceance Basin, which is served by Grand River;
•	the Barnett Shale, which is served by DFW Midstream; and
•	the Marcellus Shale, which is served by Mountaineer Midstream.

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

For the three and six months ended June 30, 2020, other than the investment activity described in Note 7, Double E did not have any results of operations given that the Double E Project is currently under development. The Double E Project is expected to be operational in the third quarter of 2021.

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

Assets by reportable segment follow.

	June 30, 2020	December 31, 2019
	(In thousands)
Assets (1):
Utica Shale	$210,592	$206,368
Ohio Gathering	269,504	275,000
Williston Basin	453,327	452,152
DJ Basin	203,866	205,308
Permian Basin	169,710	185,708
Piceance Basin	605,786	631,140
Barnett Shale	357,824	350,638
Marcellus Shale	183,896	184,631
Total reportable segment assets	2,454,505	2,490,945
Corporate and Other	131,997	83,153
Total assets	$2,586,502	$2,574,098

(1) At June 30, 2020, Corporate and Other included $113.6 million relating to our investment in Double E (included in the Investment in equity method investees caption of the unaudited condensed consolidated balance sheet). At December 31, 2019, Corporate and Other included $34.7 million relating to our investment in Double E.

Revenues by reportable segment follow.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(In thousands)
Revenues (1):
Utica Shale	$11,538	$7,591	$18,500	$15,086
Williston Basin	18,314	22,123	49,577	56,322
DJ Basin	6,292	5,156	14,251	9,972
Permian Basin	7,059	3,041	14,069	7,660
Piceance Basin	27,719	33,604	56,976	68,884
Barnett Shale	14,513	19,347	30,087	34,632
Marcellus Shale	5,928	5,897	12,163	12,094
Total reportable segments revenue	91,363	96,759	195,623	204,650
Corporate and Other	644	3,824	1,287	30,662
Eliminations	—	(897)	—	(4,218)
Total revenues	$92,007	$99,686	$196,910	$231,094

(1) Excludes revenues earned by Ohio Gathering due to equity method accounting.

Counterparties accounting for more than 10% of total revenues were as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Percentage of total revenues (1):
Counterparty A - Piceance Basin	11%	12%	11%	11%
Counterparty B - Williston Basin	*	11%	*	10%
Counterparty C - Barnett Shale	*	14%	*	12%

(1) Excludes revenues earned by Ohio Gathering due to equity method accounting.

* Less than 10%

Depreciation and amortization, including the amortization expense associated with our favorable gas gathering contracts as reported in Other revenues, by reportable segment follows.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(In thousands)
Depreciation and amortization (1):
Utica Shale	$1,920	$1,923	$3,847	$3,831
Williston Basin	6,487	4,734	12,982	10,170
DJ Basin	1,502	464	3,029	1,263
Permian Basin	1,387	1,163	2,732	2,235
Piceance Basin	11,306	11,810	22,604	23,601
Barnett Shale (2)	4,023	4,167	8,055	8,497
Marcellus Shale	2,300	2,286	4,600	4,569
Total reportable segment depreciation and amortization	28,925	26,547	57,849	54,166
Corporate and Other	941	653	1,917	1,187
Total depreciation and amortization	$29,866	$27,200	$59,766	$55,353

(1) Excludes depreciation and amortization recognized by Ohio Gathering due to equity method accounting.

(2) Includes the amortization expense associated with our favorable gas gathering contracts as reported in Other revenues.

Cash paid for capital expenditures by reportable segment follow.

	Six months ended June 30,
	2020	2019
	(In thousands)
Cash paid for capital expenditures (1):
Utica Shale	$1,482	$1,065
Williston Basin	7,423	14,230
DJ Basin	8,428	50,373
Permian Basin	4,921	28,163
Piceance Basin	404	1,497
Barnett Shale (2)	869	(37)
Marcellus Shale	430	108
Total reportable segment capital expenditures	23,957	95,399
Corporate and Other	3,469	15,693
Total cash paid for capital expenditures	$27,426	$111,092

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

We assess the performance of our reportable segments based on segment adjusted EBITDA. We define segment adjusted EBITDA as total revenues less total costs and expenses; plus (i) other income excluding interest income, (ii) our proportional adjusted EBITDA for equity method investees, (iii) depreciation and amortization, (iv) adjustments related to MVC shortfall payments, (v) adjustments related to capital reimbursement activity, (vi) unit-based and noncash compensation, (vii) impairments, (viii) other noncash expenses or losses, less other noncash income or gains and (ix) restructuring expenses. We define proportional adjusted EBITDA for our equity method investees as the product of (i) total revenues less total expenses, excluding impairments and other noncash income or expense items, and amortization for deferred contract costs; and (ii) our ownership interest in Ohio Gathering during the respective period.

For the purpose of evaluating segment performance, we exclude the effect of Corporate and Other revenues and expenses, such as certain general and administrative expenses (including compensation-related expenses and professional services fees), certain natural gas and crude oil marketing services, transaction costs, interest expense and income tax expense or benefit from segment adjusted EBITDA.

Segment adjusted EBITDA by reportable segment follows.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(In thousands)
Reportable segment adjusted EBITDA
Utica Shale	$10,693	$6,640	$16,621	$12,833
Ohio Gathering	7,514	9,939	15,453	19,149
Williston Basin	12,727	16,650	28,919	35,384
DJ Basin	4,339	2,816	10,250	5,489
Permian Basin	1,828	(656)	3,409	(1,206)
Piceance Basin	21,734	24,584	45,291	50,583
Barnett Shale	8,510	11,208	17,270	22,582
Marcellus Shale	4,888	4,635	10,208	9,777
Total of reportable segments' measures of profit	$72,233	$75,816	$147,421	$154,591

A reconciliation of income or loss before income taxes and income or loss from equity method investees to total of reportable segments' measures of profit or loss follows.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(In thousands)
Reconciliation of income (loss) before income taxes and income (loss) from equity method investees to total of reportable segments' measures of profit:
Income (loss) before income taxes and income (loss) from equity method investees	$53,292	$4,256	$53,730	$(35,326)
Add:
Corporate and Other expense	9,533	8,255	21,610	24,905
Interest expense	21,990	22,343	45,818	45,085
Gain on early extinguishment of debt	(54,235)	—	(54,235)	—
Depreciation and amortization	29,866	27,200	59,766	55,353
Proportional adjusted EBITDA for equity method investees	7,514	9,939	15,453	19,149
Adjustments related to MVC shortfall payments	2,291	3,533	(3,151)	(666)
Adjustments related to capital reimbursement activity	(237)	(1,046)	(448)	(1,761)
Unit-based and noncash compensation	1,846	1,553	4,569	4,079
Gain on asset sales, net	(281)	(287)	(166)	(1,248)
Long-lived asset impairment	654	70	4,475	45,021
Total of reportable segments' measures of profit	$72,233	$75,816	$147,421	$154,591

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

Adjustments related to MVC shortfall payments by reportable segment follow.

	Three months ended June 30, 2020
	Williston Basin	Piceance Basin	Barnett Shale	Total
	(In thousands)
Adjustments related to expected MVC shortfall payments:	$2,124	$167	$—	$2,291

	Three months ended June 30, 2019
	Williston Basin	Piceance Basin	Barnett Shale	Total
	(In thousands)
Adjustments related to expected MVC shortfall payments:	$2,081	$—	$1,452	$3,533

	Six months ended June 30, 2020
	Williston Basin	Piceance Basin	Barnett Shale	Total
	(In thousands)
Adjustments related to expected MVC shortfall payments:	$(3,541)	$390	$—	$(3,151)

	Six months ended June 30, 2019
	Williston Basin	Piceance Basin	Barnett Shale	Total
	(In thousands)
Adjustments related to expected MVC shortfall payments:	$(3,468)	$(103)	$2,905	$(666)

5. PROPERTY, PLANT AND EQUIPMENT, NET

Details on property, plant and equipment follow.
	June 30, 2020	December 31, 2019
	(In thousands)
Gathering and processing systems and related equipment	$2,193,200	$2,182,950
Construction in progress	76,189	78,716
Land and line fill	10,440	10,137
Other	60,414	54,595
Total	2,340,243	2,326,398
Less accumulated depreciation	484,354	443,909
Property, plant and equipment, net	$1,855,889	$1,882,489

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

In the first quarter of 2019, we determined that certain compressor station assets in the Barnett Shale were impaired and recorded an impairment charge of $10.2 million, comprised of a $9.7 impairment of fixed assets and a $0.5 million impairment of rights-of-way.

Depreciation expense and capitalized interest follow.
	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(In thousands)
Depreciation expense	$21,664	$18,866	$43,362	$38,686
Capitalized interest	328	2,446	819	4,361

6. AMORTIZING INTANGIBLE ASSETS

Details regarding our intangible assets, all of which are subject to amortization, follow:

	June 30, 2020
	Gross carrying amount	Accumulated amortization	Net
	(In thousands)
Favorable gas gathering contracts	$24,195	$(15,595)	$8,600
Contract intangibles	278,448	(182,396)	96,052
Rights-of-way	157,202	(45,953)	111,249
Total intangible assets	$459,845	$(243,944)	$215,901

	December 31, 2019
	Gross carrying amount	Accumulated amortization	Net
	(In thousands)
Favorable gas gathering contracts	$24,195	$(15,125)	$9,070
Contract intangibles	278,448	(169,549)	108,899
Rights-of-way	157,175	(42,866)	114,309
Total intangible assets	$459,818	$(227,540)	$232,278

We recognized amortization expense in Other revenues as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(In thousands)
Amortization expense – favorable gas gathering contracts	$(236)	$(363)	$(470)	$(752)

We recognized amortization expense in costs and expenses as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(In thousands)
Amortization expense – contract intangibles	$6,423	$6,397	$12,847	$12,794
Amortization expense – rights-of-way	1,543	1,574	3,087	3,121

The estimated aggregate annual amortization expected to be recognized for the remainder of 2020 and each of the four succeeding fiscal years follows.

Intangible assets
(In thousands)
2020	$15,951
2021	28,209
2022	25,142
2023	25,088
2024	14,917

7. EQUITY METHOD INVESTMENTS

Double E

In June 2019, we formed Double E in connection with the Double E Project. Effective June 26, 2019, Summit Permian Transmission, a wholly owned and consolidated subsidiary of the Partnership, and an affiliate of Double E’s foundation shipper (the “JV Partner”) executed an agreement whereby Double E will provide natural gas transportation services from multiple receipt points in the Delaware Basin to various delivery points in and around the Waha Hub in Texas (the “Double E Agreement”). Concurrent with the Double E Agreement, we issued a parental guaranty to fund any capital calls not satisfied by Summit Permian Transmission during the construction of the Double E Project, for an amount not to exceed $350.0 million. The Partnership has guaranteed, among other things, payment of our pro rata share of the required capital calls during construction of the Double E Project and, as of June 30, 2020, we estimate that our pro rata share of our remaining capital contributions is approximately $229 million, before the realization of any project cost efficiencies. In connection with the Double E Agreement and the related Double E Project, the Partnership contributed total assets of approximately $23.6 million in exchange for a 70% ownership interest in Double E and our JV Partner contributed $7.3 million of cash in exchange for a 30% ownership interest in Double E. Concurrent with these contributions, and in accordance with the Double E Agreement, Double E distributed $7.3 million to the Partnership. Subsequent to the formation of Double E, we made additional cash investments of $18.3 million through December 31, 2019.

During the six months ended June 30, 2020, we made cash investments of $79.7 million in the Double E Project. We are leading the development, permitting and construction of the Double E Project and expect to operate the pipeline upon commissioning.

Double E is deemed to be a variable interest entity as defined in GAAP. As of the date of the Double E Agreement, Summit Permian Transmission was not deemed to be the primary beneficiary due to the JV Partner’s voting rights on significant matters. We account for our ownership interest in Double E as an equity method investment because we have significant influence over Double E. Our portion of Double E’s net assets, which was $113.6 million at June 30, 2020, is reported under the caption Investment in equity method investees on the unaudited condensed consolidated balance sheet.

For the three and six months ended June 30, 2020, other than the investment activity noted above, Double E did not have any results of operations given that the Double E Project is currently under development.

Ohio Gathering

Ohio Gathering owns and operates midstream infrastructure consisting of a liquids-rich natural gas gathering system, a dry natural gas gathering system and a condensate stabilization facility in the Utica Shale in southeastern Ohio. Ohio Gathering provides gathering services pursuant to primarily long-term, fee-based gathering agreements, which include acreage dedications.

As of June 30, 2020 and December 31, 2019, our ownership interest in Ohio Gathering was 38.3% and 38.5%, respectively, and provided below is a reconciliation of the difference at June 30, 2020 between the amount at which our ownership interest in Ohio Gathering is carried to the amount of our underlying investment per Ohio Gathering's books and records (in thousands).

Investment in Ohio Gathering, June 30, 2020	$269,504
June cash distributions	2,403
Basis difference	220,922
Investment in Ohio Gathering (Books and records), May 31, 2020	$492,829

As noted in our 2019 Annual Report, in December 2019 an impairment loss of long-lived assets was recognized by OCC which brought our investment in OCC to zero. As a result, we have not recorded our portion of OCC’s net loss for the three and six months ended June 30, 2020 in the Income (loss) from equity method investees caption of our unaudited condensed consolidated statements of operations.

Summarized statements of operations information for OGC and OCC follow (amounts represent 100% of investee financial information).

	Three months ended May 31, 2020		Three months ended May 31, 2019
	OGC	OCC	OGC	OCC
	(In thousands)
Total revenues	$27,334	$2,404	$35,262	$2,073
Total operating expenses	24,045	2,069	26,336	2,691
Net income (loss)	3,289	335	8,926	(619)

	Six months ended May 31, 2020		Six months ended May 31, 2019
	OGC	OCC	OGC	OCC
	(In thousands)
Total revenues	$57,402	$5,131	$68,728	$4,339
Total operating expenses	49,795	32,924	51,823	5,664
Net income (loss)	7,600	(27,793)	16,898	(1,326)

8. DEFERRED REVENUE

A rollforward of current deferred revenue follows.

	Utica Shale	Williston Basin	DJ Basin	Piceance Basin	Barnett Shale	Marcellus Shale	Total current
	(In thousands)
Current deferred revenue, January 1, 2020	$18	$1,933	$2,860	$7,014	$1,630	$38	$13,493
Additions	2	1,000	4,341	3,095	793	19	9,250
Less revenue recognized	9	967	2,483	3,092	819	19	7,389
Current deferred revenue, June 30, 2020	$11	$1,966	$4,718	$7,017	$1,604	$38	$15,354

A rollforward of noncurrent deferred revenue follows.

	Utica Shale	Williston Basin	DJ Basin	Piceance Basin	Barnett Shale	Marcellus Shale	Total noncurrent
	(In thousands)
Noncurrent deferred revenue, January 1, 2020	$3	$3,634	$7,589	$17,710	$9,575	$198	$38,709
Additions	425	3,522	5,582	2,563	764	—	12,856
Less reclassification to current deferred revenue	2	967	4,341	3,095	793	19	9,217
Noncurrent deferred revenue, June 30, 2020	$426	$6,189	$8,830	$17,178	$9,546	$179	$42,348

9. DEBT

Debt consisted of the following:

	June 30, 2020	December 31, 2019
	(In thousands)
Summit Holdings' variable rate senior secured Revolving Credit Facility (2.93% at June 30, 2020 and 4.55% at December 31, 2019) due May 2022	$733,000	$677,000
Summit Holdings' 8.00% senior secured term loan due March 2021	35,000	—
Summit Holdings' 5.5% senior unsecured notes due August 2022	274,224	300,000
Less unamortized debt issuance costs (1)	(1,252)	(1,686)
Summit Holdings' 5.75% senior unsecured notes due April 2025	393,765	500,000
Less unamortized debt issuance costs (1)	(3,583)	(5,015)
SMP Holdings' variable rate senior secured term loan (7.00% at June 30, 2020 and 7.80% at December 31, 2019) due May 2022	155,200	161,500
Less unamortized debt issuance costs (1)	(3,222)	(3,974)
Total debt	1,583,133	1,627,825
Less current portion	38,000	5,546
Total long-term debt	$1,545,133	$1,622,279

(1) Issuance costs are being amortized over the life of the term loan and the Senior Notes.

Revolving Credit Facility. Summit Holdings has a senior secured revolving credit facility which allows for revolving loans, letters of credit and swingline loans. The Revolving Credit Facility has a $1.25 billion borrowing capacity, matures in May 2022, and includes a $250.0 million accordion feature. As of June 30, 2020, SMLP and the Guarantor Subsidiaries fully and unconditionally and jointly and severally guarantee, and pledge substantially all of their assets in support of, the indebtedness outstanding under the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility bear interest, at the election of Summit Holdings, at a rate based on the alternate base rate (as defined in the credit agreement) plus an applicable margin ranging from 0.75% to 1.75% or the adjusted Eurodollar rate, as defined in the credit agreement, plus an applicable margin ranging from 1.75% to 2.75%, with the commitment fee ranging from 0.30% to 0.50% in each case based on our relative leverage at the time of determination. At June 30, 2020, the applicable margin under LIBOR borrowings was 2.75%, the interest rate was 2.93% and the unused portion of the Revolving Credit Facility totaled $512.9 million, subject to a commitment fee of

0.50%, after giving effect to the issuance thereunder of a $4.1 million outstanding but undrawn irrevocable standby letter of credit. Based on covenant limits, our available borrowing capacity under the Revolving Credit Facility as of June 30, 2020 was approximately $191 million. See Note 15 for additional information on our letter of credit.

As of June 30, 2020, we had $5.4 million of debt issuance costs attributable to our Revolving Credit Facility and related amendments which are included in Other noncurrent assets on the unaudited condensed consolidated balance sheet.

As of and during the six months ended June 30, 2020, we were in compliance with the Revolving Credit Facility's financial covenants. There were no defaults or events of default during the six months ended June 30, 2020.

Summit Holdings Term Loans.  On May 28, 2020, in connection with the closing of the GP Buy-In Transaction, Summit Holdings entered into (i) a Term Loan Credit Agreement (the “ECP NewCo Term Loan Credit Agreement”), with SMP TopCo, LLC, a Delaware limited liability company and affiliate of ECP (“ECP NewCo”), as lender and administrative agent, and Mizuho Bank (USA), as collateral agent (“Mizuho”), in a principal amount of $28.2 million (the “ECP NewCo Loan”), and (ii) a Term Loan Credit Agreement (the “ECP Holdings Term Loan Credit Agreement” and together with the ECP NewCo Term Loan Credit Agreement, the “ECP Term Loan Credit Agreements”), with ECP Holdings, as lender, and ECP NewCo, as administrative agent and Mizuho, as collateral agent, in a principal amount of $6.8 million (the “ECP Holdings Loan” and together with the ECP NewCo Loan, the “ECP Loans”). The ECP Loans mature on March 31, 2021 and are included in the current portion of long-term debt. The ECP Loans under each ECP Term Loan Credit Agreement bear interest at a rate of 8.00% per annum, with the interest expense due at maturity of the ECP Loans.

Also on May 28, 2020 and in connection with the GP Buy-In Transaction, Summit Holdings entered into (i) in connection with the ECP NewCo Term Loan Credit Agreement, a Guarantee and Collateral Agreement (the “ECP NewCo Guarantee”), with the Partnership, the subsidiary guarantors listed therein and Mizuho and (ii) in connection with the ECP Holdings Term Loan Credit Agreement, a Guarantee and Collateral Agreement (the “ECP Holdings Guarantee” and together with the ECP NewCo Guarantee, the “ECP Term Loan Guarantees”), with the Partnership, the subsidiary guarantors listed therein and Mizuho. Pursuant to the ECP Term Loan Guarantees, the obligations under each of the ECP Term Loan Credit Agreements are generally (i) guaranteed by the Partnership and each subsidiary of Summit Holdings that guarantees the obligations under the Revolving Credit Facility, as and to the same extent as such guarantors guarantee the obligations under the Revolving Credit Facility and (ii) secured by a first priority lien on and security interest in all property on which a first priority lien and security interest secures the obligations under the Revolving Credit Facility, in each case, on the terms and subject to the conditions set forth in the ECP Term Loan Credit Agreements.

The ECP Term Loan Credit Agreements each contain affirmative and negative covenants similar to those contained in the Revolving Credit Facility, that, among other things, limit or restrict the ability to (i) incur additional debt; (ii) incur certain liens on property; (iii) make investments; (iv) engage in certain mergers, consolidations, acquisitions or sales of assets; (v) declare or pay certain distributions with respect to equity interests; (vi) enter into certain transactions with any of its affiliates; (vii) enter into swap agreements and power purchase agreements; (viii) enter into certain leases that would cumulatively obligate payments in excess of $50 million over any 12-month period; and (ix) permit any Restricted Subsidiaries (as defined in the ECP Term Loan Credit Agreements) to sell certain industrial revenue bonds to certain parties without the consent of the administrative agent. In addition, the ECP Term Loan Credit Agreements contain maintenance financial covenants substantially similar to those contained in the Revolving Credit Facility, which will require Summit Holdings to maintain, beginning June 30, 2020: (a) a ratio of consolidated trailing 12-month earnings before interest, income taxes, depreciation and amortization (“EBITDA”) to net interest expense of not less than 2.50 to 1.00; (b) a ratio of total net indebtedness to consolidated trailing 12-month EBITDA of not more than 5.50 to 1.00; and (c) a ratio of first lien net indebtedness to consolidated trailing 12-month EBITDA of not more than 3.75 to 1.00. If any of the financial maintenance covenants contained in the Revolving Credit Facility are amended, modified or supplemented, the same financial maintenance covenant in each ECP Term Loan Credit Agreement will automatically be amended in the same manner.

As of June 30, 2020, the Partnership was in compliance with financial covenants of the ECP Loans’ and there were no defaults or events of default existing under either ECP Term Loan Credit Agreement as of June 30, 2020.

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

As of and during the six months ended June 30, 2020, we were in compliance with the covenants governing our Senior Notes and there were no defaults or events of default during the six months ended June 30, 2020.

SMP Holdings Term Loan.  On March 21, 2017, SMP Holdings entered into a senior secured term loan facility, the SMPH Term Loan, with a maturity date of May 15, 2022, pursuant to which term loans were made to SMP Holdings in the aggregate principal amount of $300.0 million. SMP Holdings became a subsidiary of the Partnership as a result of the GP Buy-In Transaction, and remains liable for the obligations under the SMPH Term Loan. The SMPH Term Loan bears interest at the Eurodollar Rate plus 6.00% or Alternate Base Rate plus 5.00% (each as defined in the SMPH Term Loan), in each case as elected by SMP Holdings in accordance with the SMPH Term Loan. The SMPH Term Loan contains certain customary negative covenants, including, but not limited to, limitations on the incurrence of debt, liens, asset sales and sale leasebacks, investments, dividends, distributions, prepayments, and transactions with affiliates. The SMPH Term Loan also includes a maintenance financial covenant consisting of a minimum interest coverage ratio whereby SMP Holdings is required to maintain a ratio of consolidated trailing 12-month Operating Cash Flow (as defined in the SMPH Term Loan) minus G&A Expenses (as defined in the SMPH Term Loan) paid by SMP Holdings to net interest expense of not less than 2.0 to 1.0 as of the last day of each fiscal quarter of SMP Holdings.

The SMPH Term Loan contains certain customary representations and warranties, affirmative covenants and events of default, including, but not limited to, payment defaults, breaches of representations and warranties, covenant defaults, certain events of insolvency or bankruptcy, material judgments, certain events under ERISA, actual or asserted failures of any guaranty or security document supporting the SMPH Term Loan to be in full force and effect and changes of control.

The obligations related to the SMPH Term Loan are (1) guaranteed by Summit Investments and (2) secured by the following collateral: (i) a perfected first-priority lien on, and pledge of, (A) all of the capital stock issued by SMP Holdings, (B) 34.6 million SMLP common units owned by SMP Holdings, (C) all of the equity interests owned by SMP Holdings in the General Partner, and (ii) substantially all other personal property of SMP Holdings.

Loans under the SMPH Term Loan must be prepaid or there must be an offer to prepay the loans under the SMPH Term Loan under certain circumstances involving the activities of Summit Investments, including with proceeds from certain future debt issuances, asset sales and a portion of excess cash flow for the applicable fiscal quarter. Loans under the SMPH Term Loan may be voluntarily prepaid at any time, subject to certain redemption prices and customary LIBOR breakage costs.

SMP Holdings is required to repay principal amounts outstanding under the SMPH Term Loan quarterly in an amount equal to 1.0% per annum of the original principal amount of the loans under the SMPH Term Loan. SMP Holdings’ current portion of long-term debt includes scheduled principal amortization. We were not required to make an excess cash flow payment on the SMPH Term Loan for the second quarter of 2020, and have not included an estimated excess cash flow amount in the current portion of long-term debt relating to the third and fourth quarter of 2020 and the first quarter of 2021 because the amount is not currently estimable given that the excess cash flow calculation is based on the occurrence of future events.

On April 17, 2020, we entered into a derivative financial instrument to convert a portion of our variable rate SMPH Term Loan to a fixed rate debt consisting of a 1% LIBOR interest rate cap for a fee of $0.2 million (exclusive of the applicable bank margin charged by our lender) on a $125.0 million notional amount beginning April 30, 2020 and ending on April 30, 2022. We have not designated the interest rate cap for hedge accounting as defined by GAAP and recognized an unsettled gain of $0.1 million on the interest rate cap in the other income line item on our unaudited condensed consolidated statement of operations for the three and six month periods ended June 30, 2020.

As of June 30, 2020, SMP Holdings was in compliance with the SMPH Term Loan’s financial covenants and there were no defaults or events of default existing under the SMPH Term Loan as of June 30, 2020.

Repurchases. Subsequent to the GP Buy-In Transaction, the Partnership commenced a debt buyback program to repurchase our Senior Notes, which is ongoing. We repurchased $25.8 million of the outstanding $300 million aggregate principal amount of our 5.50% Senior Notes through June 30, 2020. The gain on early extinguishment of debt for the 5.50% Senior Notes during the three and six months ended June 30, 2020 totaled $9.2 million and is inclusive of a $0.1 million write off of debt issuance costs. We also repurchased $106.2 million of the outstanding $500 million aggregate principal amount of our 5.75% Senior Notes through June 30, 2020. The gain on early extinguishment of debt for the 5.75% Senior Notes during the three and six months ended June 30, 2020 totaled $45.1 million and is inclusive of a $1.0 million write off of debt issuance costs.

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

Accounts receivable primarily comprise amounts due for the gathering, compression, treating and processing services we provide to our customers and also the sale of natural gas liquids resulting from our processing services. This industry concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, industry or other conditions. We monitor the creditworthiness of our counterparties and can require letters of credit or other forms of credit assurance for receivables from counterparties that are judged to have substandard credit, unless the credit risk can otherwise be mitigated. Our top five customers or counterparties accounted for 50% of total accounts receivable as of June 30, 2020, compared with 46% as of December 31, 2019.

Fair Value.  The carrying amount of cash and cash equivalents, restricted cash, accounts receivable, trade accounts payable and ECP Loans reported on the unaudited condensed consolidated balance sheet approximates fair value due to their short-term maturities.

A summary of the estimated fair value of our debt financial instruments follows.

	June 30, 2020		December 31, 2019
	Carrying value	Estimated fair value (Level 2)	Carrying value	Estimated fair value (Level 2)
	(In thousands)
Summit Holdings 5.5% Senior Notes ($300.0 million principal)	$272,973	$180,531	$298,314	$266,750
Summit Holdings 5.75% Senior Notes ($500.0 million principal)	390,183	211,977	494,985	382,708

The carrying values on the balance sheet of the Revolving Credit Facility and the SMPH Term Loan are their fair values due their floating interest rates. The fair value for the Senior Notes is based on an average of nonbinding broker quotes as of June 30, 2020 and December 31, 2019. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value of the Senior Notes.

11. PARTNERS' CAPITAL AND MEZZANINE CAPITAL

A rollforward of the number of common limited partner units follows.

Common Units
Units, December 31, 2019 (1)	45,318,866
Net units issued under the SMLP LTIP	308,364
Impact of GP Buy-In Transaction	(2,084,174)
Units, June 30, 2020 (1)	43,543,056

(1) As a result of the GP Buy-In Transaction, the recast of the historical financial statements resulted in a recasted common limited partner unit count of 45.3 million units at December 31, 2019. Prior to the GP Buy-In Transaction, the common limited partner unit count was 93.5 million units at December 31, 2019, and after adjusting these 93.5 million units for the effect of 1.2 million units issued through June 30, 2020 for the SMLP LTIP, and the GP Buy-In Transaction’s repurchase of 34.6 million units pledged under the Term Loan B, the 10.7 million units not pledged under the Term Loan B, and the 5.9 million units owned by ECP, the common limited partner unit count would have been an otherwise identical 43.5 million common limited partner units at June 30, 2020.

GP Buy-In Transaction.  The purchase price for the common units reflected in the unaudited condensed consolidated statement of partners’ capital for the six months ended June 30, 2020 is comprised of the (i) the $35.0 million cash payment to ECP, (ii) the $2.3 million fair value for the issuance of 10,000,000 warrants, (iii) and $6.8 million of advisory fees and other direct costs related to closing the GP Buy-In Transaction.

Series A Preferred Units.  In 2017, we issued 300,000 Series A Preferred Units representing limited partner interests in the Partnership at a price to the public of $1,000 per unit as described in the 2019 Annual Report. In connection with the GP Buy-In Transaction, the Partnership suspended its distributions to holders of its Series A Preferred Units, commencing with respect to the quarter ending March 31, 2020. On June 18, 2020, the Partnership, commenced an offer to exchange any and all of its Series A Preferred Units for newly issued common units (the “Exchange Offer”). As of June 30, 2020, the Exchange Offer was still pending. See Note 17 for additional details on the Exchange Offer.

Subsidiary Series A Preferred Units.  In December 2019, we issued 30,000 Subsidiary Series A Preferred Units representing limited partner interests in Permian Holdco at a price of $1,000 per unit as described in the 2019 Annual Report.

During the six months ended June 30, 2020, we issued an additional 50,000 Subsidiary Series A Preferred Units representing limited partner interests in Permian Holdco at a price of $1,000 per unit. We used the net proceeds of $48.7 million (after deducting underwriting discounts and offering expenses) to fund our share of capital expenses associated with the Double E Project.

The proceeds associated with the issuance of Subsidiary Series A Preferred Units are classified as restricted cash on the accompanying unaudited condensed consolidated balance sheets in accordance with the underlying agreement with TPG Energy Solutions Anthem, L.P. until the related funding is used for the Double E Project.

Warrants.  On May 28, 2020 and in connection with the GP Buy-In Transaction, the Partnership issued (i) a Warrant to purchase up to 8,059,609 common units to ECP NewCo (the “ECP NewCo Warrant”) and (ii) a Warrant to purchase up to 1,940,391 common units to ECP Holdings (the “ECP Holdings Warrant” and together with the ECP NewCo Warrant, the “ECP Warrants”). The exercise price under the ECP Warrants is $1.023 per common unit. The Partnership may issue a maximum of 10,000,000 common units under the ECP Warrants.

The ECP Warrants also provide that the Partnership will file a registration statement to register the common units issuable upon exercise of the ECP Warrants no later than 90 days following the Closing Date and use commercially reasonable efforts to cause such registration statement to become effective.

Upon exercise of the ECP Warrants, each of ECP NewCo and ECP Holdings may receive, at its election: (i) a number of common units equal to the number of common units for which the ECP Warrant is being exercised, if exercising the ECP Warrant by cash payment of the exercise price; (ii) a number of common units equal to the product of the number of common units being exercised multiplied by (a) the difference between the average of the daily volume-weighted average price (“VWAP”) of the common units on the New York Stock Exchange (the “NYSE”) on each of the three trading days prior to the delivery of the notice of exercise (the “VWAP Average”) and the exercise price (the “VWAP Difference”), divided by (b) the VWAP Average; and/or (iii) an amount in cash, to the extent that the Partnership’s leverage ratio would be at least 0.5x less than the maximum applicable ratio set forth in the Revolving Credit Facility, equal to the product of (a) the number of common units exercised and (b) the VWAP Difference, subject to certain adjustments under the ECP Warrants.

The ECP Warrants are subject to standard anti-dilution adjustments for stock dividends, stock splits and recapitalizations and are exercisable at any time after the Closing Date and on or before the third anniversary of the Closing Date. Upon exercise of the ECP Warrants, the proceeds to the holders of the ECP Warrants, whether in the form of cash or common units, will be capped at $2.00 per common unit above the exercise price.

At issuance we valued the ECP Warrants at $2.3 million using a Black-Scholes model and account for the ECP Warrants as a liability instrument. At June 30, 2020, the ECP Warrants were valued at $2.3 million.

SMLP General Partner and Incentive Distribution Rights (“IDR”) Exchange.  In March 2019, and prior to the GP Buy-In Transaction, a subsidiary of Summit Investments cancelled its IDR agreement with SMLP and converted its 2% economic general partner interest to a non-economic general partner interest in exchange for 8,750,000 SMLP common units. This exchange is reflected in the Consolidated Statements of Partners’ Capital as a reduction to noncontrolling interest and an increase to Partners’ Capital.

Cash Distributions Paid and Declared.  Prior to the GP Buy-In Transaction, SMLP paid the following per-unit distributions during the three and six months ended June 30 (All payments represent per-unit distributions based on the SMLP common units outstanding prior to the GP Buy-In Transaction):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Per-unit distributions to unitholders	$—	$0.2875	$0.125	$0.8625

In connection with the GP Buy-In Transaction, the Partnership suspended its distributions to holders of its common units, commencing with respect to the quarter ending March 31, 2020.

With respect to our Subsidiary Series A Preferred Units relating to the three and six months ended June 30, 2020, we declared a payment-in-kind ("PIK") of the quarterly distribution, which resulted in the issuance of 490 Subsidiary Series A Preferred Units and 1,397 Subsidiary Series A Preferred Units, respectively. This PIK amount equates to a distribution of $30.7320 and $17.2579 per Subsidiary Series A Preferred Unit for the three and six months ended June 30, 2020, respectively, or $70 on an annualized basis. In addition, we issued approximately 38 Subsidiary Series A Preferred Units related to the remaining undrawn commitment (as defined in the underlying agreement with TPG Energy Solutions Anthem, L.P.) as of and for the six months ended June 30, 2020.

12. EARNINGS PER UNIT

The following table details the components of EPU.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(In thousands, except per-unit amounts)
Numerator for basic and diluted EPU:
Allocation of net income (loss) among limited partner interests:
Net income (loss) attributable to limited partners	$58,114	$4,369	$63,757	$(10,341)
Less net income attributable to Series A Preferred Units	7,125	7,125	14,250	14,250
Less net income attributable to Subsidiary Series A Preferred Units	1,397	—	2,342	—
Net income (loss) attributable to common limited partners	$49,592	$(2,756)	$47,165	$(24,591)

Denominator for basic and diluted EPU:
Weighted-average common units outstanding – basic (1)	44,650	45,319	44,985	45,319
Effect of nonvested phantom units	2,087	—	1,338	—
Weighted-average common units outstanding – diluted	46,737	45,319	46,323	45,319

Income (Loss) per limited partner unit:
Common unit – basic	$1.11	$(0.06)	$1.05	$(0.54)
Common unit – diluted	$1.06	$(0.06)	$1.02	$(0.54)

Nonvested anti-dilutive phantom units excluded from the calculation of diluted EPU	4,139	—	3,014	17

(1) As a result of the GP Buy-In Transaction, our historical results are those of Summit Investments. The number of common units of 45.3 million represents those of Summit Investments and has been used for the earnings per unit calculations presented herein.

As discussed in Note 9, the SMPH Term Loan is secured by 34.6 million SMLP common units owned by SMP Holdings. These common units are not included in the calculation of EPU because they are not deemed contingently issuable under GAAP.

13. UNIT-BASED AND NONCASH COMPENSATION

SMLP Long-Term Incentive Plan. The SMLP LTIP provides for equity awards to eligible officers, employees, consultants and directors. Items to note:

•

In March 2020, we granted 3,811,301 phantom units and associated distribution equivalent rights to employees in connection with our annual incentive compensation award cycle. These awards had a grant date fair value of $0.55 and vest ratably over a three-year period.

•	In March 2020, we also issued 549,450 common units to our three independent directors in connection with their annual compensation plan.
•	In June 2020, we issued 187,500 common units to three new independent directors in connection with their annual compensation plan.
•	During the six months ended June 30, 2020, 539,721 phantom units vested.
•	In March 2020, we increased the number of common units authorized under the SMLP LTIP to 15,000,000 common units and extended the term of the SMLP LTIP for 10 years.
•	As of June 30, 2020, approximately 6.7 million common units remained available for future issuance under the SMLP LTIP.

14. RELATED-PARTY TRANSACTIONS

Acquisitions. See Notes 1 and 17 of the 2019 Annual Report.

15. LEASES, COMMITMENTS AND CONTINGENCIES

Leases.

Right-of-Use (“ROU”) assets (included in the Property, plant and equipment, net caption on our unaudited condensed consolidated balance sheet) and lease liabilities (included in the Other current liabilities and Other noncurrent liabilities captions on our unaudited condensed consolidated balance sheet) follow:

	June 30, 2020	December 31, 2019
	(In thousands)

ROU assets
Operating	$4,996	$3,580
Finance	2,253	3,159
	$7,249	$6,739
Lease liabilities, current
Operating	$1,659	$1,221
Finance	826	1,246
	$2,485	$2,467
Lease liabilities, noncurrent
Operating	$4,120	$2,513
Finance	310	676
	$4,430	$3,189

We recognize total lease expense incurred in general and administrative expenses. Lease expense related to operating leases, was as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(In thousands)
Lease expense	$937	$1,033	$1,890	$2,023

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

In 2015, we learned of the rupture of a four-inch produced water gathering pipeline on the Meadowlark Midstream system near Williston, North Dakota. The incident, which was covered by insurance policies, was subject to maximum coverage of $25.0 million from its pollution liability insurance policy and $200.0 million from its property and business interruption insurance policy. The pollution liability policy was exhausted in 2015.

A rollforward of the Partnership’s undiscounted accrued environmental remediation liabilities follows.

Total
(In thousands)
Accrued environmental remediation, January 1, 2020	$4,651
Payments made	(545)
Accrued environmental remediation, June 30, 2020	$4,106

As of June 30, 2020, we have recognized (i) a current liability for remediation effort expenditures expected to be incurred within the next 12 months and (ii) a noncurrent liability for estimated remediation expenditures and fines expected to be incurred subsequent to June 30, 2021. Each of these amounts represent our best estimate for costs expected to be incurred. Neither of these amounts has been discounted to its present value.

Prior to the GP Buy-In Transaction, Summit Investments and SMP Holdings indemnified the Partnership for certain obligations and liabilities related to the incident. As a result of the GP Buy-In Transaction, the Partnership is no longer indemnified for these obligations by a third party.

The U.S. Department of Justice issued grand jury subpoenas to the Partnership requesting certain materials related to the Meadowlark Midstream rupture. Based on information currently available to the Partnership, the Partnership believes a loss for claims and/or actions arising from the Meadowlark Midstream rupture is probable. Due to the complexity surrounding the resolution of the Meadowlark Midstream rupture, the Partnership is not able to reasonably estimate the extent of the Partnership’s loss for this matter, or to express an opinion regarding the ultimate outcome. Any such loss, if incurred, could be material.

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

16. DISPOSITIONS AND RESTRUCTURING

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

As a result of the GP Buy-In Transaction (Refer to Note 1 for additional details), SMP Holdings transferred its right to receive payment of the Deferred Purchase Price Obligation under the Contribution Agreement. Under the Contribution Agreement, the Partnership is now required to pay the remaining consideration under the Contribution Agreement to its subsidiary, Summit Contribution Holdings, LLC, by January 15, 2022. Because this obligation is owed to the Partnership’s own subsidiary, the unaudited condensed consolidated balance sheet as of June 30, 2020 and December 31, 2019 reflects no liabilities associated with this obligation.

Restructuring Activities.  As of December 31, 2019, we had $3.3 million of unpaid employee severance costs related to 2019 restructuring initiatives that resulted in certain management, facility and organizational changes. During the three- and six-month periods ended June 30, 2020, our 2019 restructuring initiatives resulted in additional restructuring costs of $0.6 million and $3.3 million, respectively. We paid out $5.7 million of these 2019 restructuring costs during the six months ended June 30, 2020 and have a $0.9 million current liability for unpaid employee severance costs at June 30, 2020 related to these 2019 restructuring initiatives. The 2019 restructuring activities primarily consisted of employee-related costs and consulting costs in support of the restructuring initiatives.  Restructuring costs are included within the General and administrative caption on the condensed consolidated statement of operations.

17. SUBSEQUENT EVENTS

We have evaluated subsequent events for recognition or disclosure in the unaudited condensed consolidated financial statements and no events have occurred that require recognition or disclosure, except for the following.

The Exchange Offer expired on July 28, 2020 and the Partnership exchanged 62,816 Series A Preferred Units at a ratio of 200 common units per Series A Preferred Unit for a total of 12,563,200 common units, subject to applicable withholding taxes. Upon completion of the Exchange Offer, 237,184 Series A Preferred Units were not tendered and remain outstanding.

Subsequent to June 30, 2020 and through August 6, 2020, we have repurchased approximately $5.9 million face value of Summit Holdings and Finance Corp 5.5% senior unsecured notes due August 2022 at a weighted average 34% discount for approximately $3.9 million in cash.

On August 7, 2020, we repaid all amounts outstanding under the ECP Loans which included $35 million of principal and $0.6 million of accrued interest. The ECP Loan repayment was financed in full with borrowings drawn under our Revolving Credit Facility.

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

Our financial results are driven primarily by volume throughput across our gathering systems and by expense management. We generate the majority of our revenues from the gathering, compression, treating and processing services that we provide to our customers. A majority of the volumes that we gather, compress, treat and/or process have a fixed-fee rate structure which enhances the stability of our cash flows by providing a revenue stream that is not subject to direct commodity price risk. We also earn revenues from the following activities that directly expose us to fluctuations in commodity prices: (i) the sale of physical natural gas and/or NGLs purchased under percentage-of-proceeds or other processing arrangements with certain of our customers on the Bison Midstream, Grand River and Summit Permian systems, (ii) the sale of natural gas we retain from certain DFW Midstream customers and (iii) the sale of condensate we retain from our gathering services at Grand River. During the three and six months ended June 30, 2020, these additional activities accounted for approximately 12% of total revenues.

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

The following table presents certain consolidated and reportable segment financial data. For additional information on our reportable segments, see the "Segment Overview for the Three and Six Months Ended June 30, 2020 and 2019" section herein.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(In thousands)
Net income (loss)	$56,721	$3,028	$60,483	$(37,252)
Reportable segment adjusted EBITDA
Utica Shale	$10,693	$6,640	$16,621	$12,833
Ohio Gathering	7,514	9,939	15,453	19,149
Williston Basin	12,727	16,650	28,919	35,384
DJ Basin	4,339	2,816	10,250	5,489
Permian Basin	1,828	(656)	3,409	(1,206)
Piceance Basin	21,734	24,584	45,291	50,583
Barnett Shale	8,510	11,208	17,270	22,582
Marcellus Shale	4,888	4,635	10,208	9,777

Net cash provided by operating activities	$35,170	$39,381	$105,371	$84,574
Capital expenditures (1)	8,843	50,244	27,426	111,092
Investment in equity method investee	21,695	5,921	79,728	5,921

Distributions to common SMLP unitholders	$—	$13,826	$6,037	$41,200
Distributions to Series A Preferred unitholders	—	14,250	—	14,250
Net borrowings (repayments) under Revolving Credit Facility	35,000	139,000	56,000	107,000
Repayments on SMP Holdings term loan	(5,550)	(41,500)	(6,300)	(53,750)
Repurchase of Senior Notes	(76,707)	—	(76,707)	—
Proceeds from issuance of Subsidiary Series A preferred units, net of costs (2)	14,764	—	48,710	—
Purchase of common units in GP Buy-In Transaction (3)	(41,778)	—	(41,778)	—

(1) See "Liquidity and Capital Resources" herein and Note 4 to the unaudited condensed consolidated financial statements for additional information on capital expenditures.

(2) Reflects proceeds from the issuance of Subsidiary Series A Preferred Units.

(3) Following the closing of the GP Buy-In Transaction, in May 2020, we commenced a debt buyback program on our Senior Notes, which is ongoing. We repurchased $25.8 million of the outstanding $300 million aggregate principal amount of our 5.50% Senior Notes through June 30, 2020. The gain on early extinguishment of debt for the 5.50% Senior Notes during the three and six months ended June 30, 2020 totaled $9.2 million and is inclusive of the write off of debt issuance costs of $0.1 million. We also repurchased $106.2 million of the outstanding $500 million aggregate principal amount of our 5.75% Senior Notes through June 30, 2020. The gain on early extinguishment of debt for the 5.75% Senior Notes during the three and six months ended June 30, 2020 totaled $45.1 million and is inclusive of the write off of debt issuance costs of $1.0 million.

Three and six months ended June 30, 2020.  The following items are reflected in our financial results:

•	In May 2020, we closed on the GP Buy-In Transaction. Refer to Note 1 of the notes to unaudited condensed consolidated financial statements for details.

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

In connection with the Double E Project, Summit Permian Transmission contributed total assets of approximately $23.6 million for a 70% ownership interest in Double E. We own a majority interest in the Double E Project and are leading efforts to develop, permit and construct the pipeline. Upon commissioning, we will operate the pipeline. We estimate that our share of the capital expenditures required to develop the Double E Project will total approximately $350.0 million, and that more than 90% of those capital expenditures will be incurred in 2020 and 2021. Assuming timely receipt of the requisite regulatory approvals, we expect that the Double E Project will be placed into service in the third quarter of 2021.

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

•

In March 2019, certain events occurred which indicated that certain long-lived assets in the DJ Basin and Barnett Shale reporting segments could be impaired. Consequently, we performed a recoverability assessment of certain assets within these reporting segments. In the DJ Basin, we determined certain processing plant assets related to our existing 20 MMcf/d plant would no longer be operational due to our expansion plans for the Niobrara G&P system and we recorded an impairment charge of $34.7 million related to these assets. In the Barnett Shale, we determined certain compressor station assets were impaired and recorded an impairment charge of $10.2 million.

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

We are closely monitoring the impact of the outbreak of COVID-19 on all aspects of our business, including how it has impacted and will impact our customers, employees, supply chain and distribution network. While COVID-19 did not have a material adverse effect on our reported results for the first six months of 2020, we are unable to predict the ultimate impact that COVID-19 and related factors may have on our business, future results of operations, financial position or cash flows. Given the dynamic nature of the COVID-19 pandemic and related market conditions, we cannot reasonably estimate the period of time that these events will persist or the full extent of the impact they will have on our business. The extent to which our operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including changes in the severity of the pandemic, countermeasures taken by governments, businesses and individuals to slow the spread of the pandemic, and the ability of pharmaceutical companies to develop effective and safe vaccines and therapeutic drugs. Furthermore, the impacts of a potential worsening of global economic conditions and the continued disruptions to and volatility in the financial markets remain unknown.

In response to the COVID-19 pandemic, we have modified our business practices, including restricting employee travel, modifying employee work locations, implementing social distancing and enhancing sanitary measures in our facilities. Many of our suppliers, vendors and service providers have made similar modifications. The resources available to employees working remotely may not enable them to maintain the same level of productivity and efficiency, and these and other employees may face additional demands on their time. Our increased reliance on remote access to our information systems increases our exposure to potential cybersecurity breaches. We may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees, customers, partners and suppliers. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, in which case our employees may become sick, our ability to perform critical functions could be harmed, and we may be unable to respond to the needs of our business. The resumption of normal business operations after such interruptions may be delayed or constrained by lingering effects of COVID-19 on our suppliers, third-party service providers, and/or customers.

In addition, the COVID-19 pandemic has significantly reduced the global demand for oil and natural gas. This significant decline in demand has been met with a sharp decline in oil prices following the announcement of price reductions and production increases in March 2020 by members of the Organization of Petroleum Exporting Countries, or OPEC, and other foreign, oil-exporting countries. The resulting supply and demand imbalance is having disruptive impacts on the oil and natural gas exploration and production industry and on other industries that serve exploration and production companies. These industry conditions, coupled with those resulting from the COVID-19 pandemic, could lead to significant global economic contraction generally and in our industry in particular. Although OPEC agreed in April to cut production, there is no assurance that the agreement will continue to be observed by its parties and the responses of oil and gas producers to the lower demand for, and price of, natural gas, NGLs and crude oil are constantly evolving and remain uncertain. Such responses could cause our pipelines and storage tanks and other third party storage facilities to reach capacity, thereby forcing producers to experience shut-ins or look to alternative methods of transportation for their products.

Over the past several months, we have collaborated extensively with our customer base regarding reductions and delays to drilling and completion activities in light of the current commodity price backdrop and COVID-19 pandemic. Given further deterioration of market conditions since March and based on recently updated production forecasts and revised 2020 development plans from our customers, we currently expect our 2020 results to be affected by decreased drilling activity and the deferral of well completions from customers and, on a limited scale, temporary production curtailments predominantly in the Williston Basin, DJ Basin and Utica Shale reportable segments. For example, in the Utica Shale, a customer has recently curtailed in excess of 150 MMcf/d of production which the Partnership now expects will remain offline awaiting more favorable natural gas prices in late 2020 and into 2021, and we recently amended gathering contracts with two key Williston Basin customers to extend the terms of the gathering agreement acreage dedications, in exchange for a modest gathering fee concession. Accordingly, given reduced producer activity across our footprint, we expect 2020 total capital expenditures to range from of $30 million to $50 million.

Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about, or interpretations of, available information prove to be incorrect, our actual results may vary materially from our expected results. For additional information, see the "Trends and Outlook" section of MD&A included in the 2019 Annual Report.

How We Evaluate Our Operations

We conduct and report our operations in the midstream energy industry through eight reportable segments:

•	the Utica Shale, which is served by Summit Utica;
•	Ohio Gathering, which includes our ownership interest in OGC and OCC;
•	the Williston Basin, which is served by Polar and Divide, Bison Midstream and Meadowlark Midstream;
•	the DJ Basin, which is served by Niobrara G&P;
•	the Permian Basin, which is served by Summit Permian;
•	the Piceance Basin, which is served by Grand River;
•	the Barnett Shale, which is served by DFW Midstream; and
•	the Marcellus Shale, which is served by Mountaineer Midstream.

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

We review these metrics on a regular basis for consistency and trend analysis. There have been no changes in the composition or characteristics of these metrics during the three and six months ended June 30, 2020.

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

Results of Operations

Consolidated Overview for the Three and Six Months Ended June 30, 2020 and 2019

The following table presents certain consolidated and operating data.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(In thousands)
Revenues:
Gathering services and related fees	$73,911	$75,107	$157,703	$162,071
Natural gas, NGLs and condensate sales	10,683	18,291	24,463	56,219
Other revenues	7,413	6,288	14,744	12,804
Total revenues	92,007	99,686	196,910	231,094
Costs and expenses:
Cost of natural gas and NGLs	6,088	11,571	14,313	43,330
Operation and maintenance	21,152	24,318	42,963	48,540
General and administrative	12,786	10,565	29,347	28,950
Depreciation and amortization	29,630	26,837	59,296	54,601
Transaction costs	1,207	96	1,218	2,433
Gain on asset sales, net	(281)	(287)	(166)	(1,248)
Long-lived asset impairment	654	70	4,475	45,021
Total costs and expenses	71,236	73,170	151,446	221,627
Other income (expense)	276	83	(151)	292
Interest expense	(21,990)	(22,343)	(45,818)	(45,085)
Gain on early extinguishment of debt	54,235	—	54,235	—
Income (loss) before income taxes and income (loss) loss from equity method investees	53,292	4,256	53,730	(35,326)
Income tax benefit (expense)	389	(1,149)	402	(1,406)
Income (loss) from equity method investees	3,040	(79)	6,351	(520)
Net income (loss)	$56,721	$3,028	$60,483	$(37,252)

Volume throughput (1):
Aggregate average daily throughput - natural gas (MMcf/d)	1,391	1,368	1,336	1,419
Aggregate average daily throughput - liquids (Mbbl/d)	76	94.3	87.0	98.6

(1) Exclusive of volume throughput for Ohio Gathering. For additional information, see the "Ohio Gathering" section herein.

Volumes – Gas.  Natural gas throughput volumes increased 23 MMcf/d for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily reflecting:

•	a volume throughput increase of 156 MMcf/d for the Utica Shale segment.
•	a volume throughput increase of 15 MMcf/d for the Permian Basin segment.
•	a volume throughput decrease of 95 MMcf/d for the Piceance Basin segment.
•	a volume throughput decrease of 48 MMcf/d for the Barnett Shale segment.

Natural gas throughput volumes decreased 83 MMcf/d for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily reflecting:

•	a volume throughput decrease of 98 MMcf/d for the Piceance Basin segment.
•	a volume throughput decrease of 42 MMcf/d for the Barnett Shale segment.
•	a volume throughput decrease of 12 MMcf/d for the Marcellus Shale segment.
•	a volume throughput increase of 46 MMcf/d for the Utica Shale segment.
•	a volume throughput increase of 17 MMcf/d for the Permian Basin segment.

Volumes – Liquids. Crude oil and produced water throughput volumes at the Williston segment decreased 18.3 Mbbl/d and 11.6 Mbbl/d for the three and six months ended June 30, 2020, respectively, compared to the three and six months ended June 30, 2019.

For additional information on volumes, see the "Segment Overview for the Three and Six Months Ended June 30, 2020 and 2019" section herein.

Revenues.  Total revenues decreased $7.7 million during the three months ended June 30, 2020 compared to the prior year period primarily comprised of a $7.6 million decrease in natural gas, NGLs and condensate sales and a $1.2 million decrease in gathering services and related fees.

Gathering Services and Related Fees. Gathering services and related fees decreased $1.2 million compared to the three months ended June 30, 2019, primarily reflecting:

•

a $4.3 million decrease in gathering services and related fees in the Piceance Basin related to lower volume throughput due to a lack of drilling and completion activity and natural production declines in addition to the sale of certain assets from our Red Rock Gathering system in December 2019.

•

a $3.3 million decrease in gathering services and related fees in the Williston Basin due to lower liquids throughput associated with natural production declines and temporary production curtailments associated with a significant reduction in crude oil prices as a result of a decrease in demand attributable to the COVID-19 pandemic.

•

a $1.6 million decrease in gathering services and related fees in the Barnett Shale primarily reflecting natural production declines partially offset by new volumes from well completion activity through the third quarter of 2019.

•

a $3.9 million increase in gathering services and related fees in the Utica Shale as a result of the completion of new wells throughout 2019 and in the first half of 2020, partially offset by natural production declines on existing wells and temporary production curtailments beginning in June 2020.

•

a $2.1 million increase in gathering services and related fees in the Permian Basin due to higher volume growth from ongoing drilling and completion activity and a more favorable volume and gathering rate mix from customers.

•

a $1.2 million increase in gathering services and related fees in the DJ Basin relating to higher volume throughput due to increased drilling activity and a more favorable volume and gathering rate mix from customers and the commissioning of our new natural gas processing plant in June 2019, partially offset by natural production declines and temporary production curtailments associated with a significant reduction in crude oil prices as a result of a decrease in demand attributable to the COVID-19 pandemic.

Natural Gas, NGLs and Condensate Sales. Natural gas, NGLs and condensate sales decreased $7.6 million compared to the three months ended June 30, 2019, primarily reflecting lower natural gas, NGL and crude oil marketing services. The majority of the decrease in revenue is offset by a $5.5 million decrease in natural gas, NGL and condensate purchases.

Total revenues decreased $34.2 million during the six months ended June 30, 2020 compared to the prior year period primarily comprised of a $31.8 million decrease in natural gas, NGLs and condensate sales and a $4.4 million decrease in gathering services and related fees.

Gathering Services and Related Fees. Gathering services and related fees decreased $4.4 million compared to the six months ended June 30, 2019, primarily reflecting:

•

a $9.0 million decrease in gathering services and related fees in the Piceance Basin related to lower volume throughput due to a lack of drilling and completion activity and natural production declines in addition to the sale of certain assets from our Red Rock Gathering system in December 2019.

•

a $5.2 million decrease in gathering services and related fees in the Williston Basin primarily due to lower liquids throughput associated with natural production declines and, beginning in the second quarter of 2020, temporary production curtailments associated with a significant reduction in crude oil prices as a result of a decrease in demand attributable to the COVID-19 pandemic. The decrease was also due to a $1.5 million decrease in gathering services and related fees attributable to the sale of the Tioga Midstream system on March 22, 2019, the 2019 financial results of which are included for the period from January 1, 2019 through March 22, 2019.

•

a $4.1 million decrease in gathering services and related fees in the Barnett Shale primarily reflecting natural production declines partially offset by new volumes from well completion activity through the third quarter of 2019. Also impacting 2020 revenues was the presentation of gathering services as a reduction to cost of natural gas and NGLs due to the assignment of certain marketing arrangements from Corporate and Other to our DFW Midstream operations that occurred in June 2019, which decreased gathering services and related fees by $1.7 million.

•

a $4.3 million increase in gathering services and related fees in the DJ Basin relating to higher volume throughput due to increased drilling activity and a more favorable volume and gathering rate mix from customers and the commissioning of our new natural gas processing plant in June 2019, partially offset by natural production declines and temporary production curtailments associated with a significant reduction in crude oil prices as a result of a decrease in demand attributable to the COVID-19 pandemic.

•

a $4.1 million increase in gathering services and related fees in the Permian Basin due to higher volume growth from ongoing drilling and completion activity and a more favorable volume and gathering rate mix from customers.

•

a $3.4 million increase in gathering services and related fees in the Utica Shale as a result of the completion of new wells throughout 2019 and in the first half of 2020, and a more favorable volume and gathering rate mix from customers partially offset by natural production declines on existing wells.

Natural Gas, NGLs and Condensate Sales. Natural gas, NGLs and condensate sales decreased $31.8 million compared to the six months ended June 30, 2019, primarily reflecting lower natural gas, NGL and crude oil marketing services. The majority of the decrease in revenue is offset by a $29.0 million decrease in natural gas, NGL and condensate purchases.

Costs and Expenses. Total costs and expenses decreased $1.9 million during the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due to a $5.5 million decrease in natural gas, NGLs and condensate purchases, a $3.2 million decrease in operation and maintenance expense, a $2.8 million increase in depreciation and amortization expense, a $2.2 million increase in general and administrative expense and a $1.1 million increase in transaction costs.

Total costs and expenses decreased $70.2 million during the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to the impact of: (i) the March 2019 recognition of a $34.9 million and $10.2 million long-lived asset impairment in the DJ Basin and Barnett Shale, respectively, partially offset by the March 2020 recognition of a $3.6 million long-lived asset impairment in the DJ Basin; (ii) a $29.0 million decrease in natural gas, NGLs and condensate purchases; (iii) a $5.6 million decrease in operation and maintenance expense; and (iv) a $4.7 million increase in depreciation and amortization expense.

Cost of Natural Gas and NGLs. Cost of natural gas and NGLs decreased $5.5 million and $29.0 million during the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019, primarily driven by lower natural gas, NGL and crude oil marketing activity.

Operation and Maintenance. Operation and maintenance expense decreased $3.2 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to a $1.4 million decrease in salaries and benefits costs associated with lower headcount from our cost cutting initiatives and a $0.6 million decrease in remediation expenses.

Operation and maintenance expense decreased $5.6 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to a $2.7 million decrease in salaries and benefits costs associated with lower headcount from our cost cutting initiatives, a $1.1 million decrease in property taxes and a $0.8 million decrease in remediation expense.

General and Administrative. General and administrative expense increased $2.2 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to a $1.3 million increase in professional service fees and a $0.7 million increase in restructuring expenses.

General and administrative expense increased $0.4 million compared to the six months ended June 30, 2019 primarily due to a $4.7 million increase in restructuring expenses and a $1.7 million increase in professional service fees, partially offset by a $6.4 million decrease in compensation expense primarily associated with lower headcount from our cost cutting initiatives.

Depreciation and Amortization. The increase in depreciation and amortization expense during the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019 was primarily due to the acceleration of depreciation on certain Williston Basin assets.

Transaction Costs. The increase in transaction costs recognized during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was primarily due to costs associated with the GP Buy-In Transaction.

The decrease in transaction costs recognized during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was due to financial advisory costs incurred in 2019 for a subsidiary equity restructuring that did not occur in 2020.

Interest Expense. The decrease in interest expense for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019, was primarily due to a lower average outstanding balance on the nonrecourse SMPH Term Loan at SMP Holdings that incurs a higher interest rate partially offset by a higher average outstanding balance on the Revolving Credit Facility and the addition of the ECP Loans from the GP Buy-In Transaction.

Gain on early extinguishment of debt. Following the closing of the GP Buy-In Transaction, in May 2020, we commenced a debt buyback program on our Senior Notes. Through June 30, 2020, we repurchased $25.8 million of the outstanding $300 million aggregate principal amount of our 5.50% Senior Notes. The gain on early extinguishment of debt for the 5.50% Senior Notes during the three and six months ended June 30, 2020 totaled $9.2 million and is inclusive of the write off of debt issuance costs of $0.1 million. We also repurchased $106.2 million of the outstanding $500 million aggregate principal amount of our 5.75% Senior Notes. The gain on early extinguishment of debt for the 5.75% Senior Notes during the three and six months ended June 30, 2020 totaled $45.1 million and is inclusive of the write off of debt issuance costs of $1.0 million.

For additional information, see the "Segment Overview for the Three and Six Months Ended June 30, 2020 and 2019" and "Corporate and Other Overview for the Three and Six Months Ended June 30, 2020 and 2019" sections herein.

Segment Overview for the Three and Six Months Ended June 30, 2020 and 2019

Utica Shale. The Utica Shale reportable segment includes the Summit Utica system. Volume throughput for our Summit Utica system follows.

	Utica Shale
	Three months ended June 30,			Six months ended June 30,
	2020	2019	Percentage Change	2020	2019	Percentage Change
Average daily throughput (MMcf/d)	416	260	60%	319	273	17%

Volume throughput increased compared to the three months ended June 30, 2019 as a result of the completion of new wells throughout 2019 and in the first half of 2020, partially offset by natural production declines from existing wells and temporary production curtailments beginning in June 2020.

Volume throughput increased compared to the six months ended June 30, 2019 as a result of the completion of new wells throughout 2019 and in the first half of 2020 and a more favorable volume and gathering rate mix from customers, partially offset by natural production declines from existing wells.

Financial data for our Utica Shale reportable segment follows.

	Utica Shale
	Three months ended June 30,			Six months ended June 30,
	2020	2019	Percentage Change	2020	2019	Percentage Change
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$11,538	$7,591	52%	$18,500	$15,086	23%
Total revenues	11,538	7,591	52%	18,500	15,086	23%
Costs and expenses:
Operation and maintenance	757	871	(13%)	1,698	2,087	(19%)
General and administrative	84	76	11%	172	157	10%
Depreciation and amortization	1,920	1,923	(0%)	3,847	3,831	0%
Gain on asset sales, net	(42)	—	*	(26)	—	*
Total costs and expenses	2,719	2,870	(5%)	5,691	6,075	(6%)
Add:
Depreciation and amortization	1,920	1,923		3,847	3,831
Adjustments related to capital reimbursement activity	(4)	(4)		(9)	(9)
Gain on asset sales, net	(42)	—		(26)	—
Segment adjusted EBITDA	$10,693	$6,640	61%	$16,621	$12,833	30%

* Not considered meaningful

Three and six months ended June 30, 2020. Segment adjusted EBITDA increased $4.1 million and $3.8 million compared to the three and six months ended June 30, 2019 primarily due to the increase in volume throughput previously discussed.

Ohio Gathering.  The Ohio Gathering reportable segment includes OGC and OCC. We account for our investment in Ohio Gathering using the equity method and we recognize our proportionate share of earnings or loss in net income on a one-month lag based on the financial information available to us during the reporting period.

Gross volume throughput for Ohio Gathering, based on a one-month lag follows.

	Ohio Gathering
	Three months ended June 30,			Six months ended June 30,
	2020	2019	Percentage Change	2020	2019	Percentage Change
Average daily throughput (MMcf/d)	540	713	(24%)	575	712	(19%)

Volume throughput for the Ohio Gathering system decreased compared to the three and six months ended June 30, 2019 as a result of natural production declines on existing wells on the system and temporary production curtailments beginning in the second quarter of 2020, partially offset by the completion of new wells throughout 2019.

Financial data for our Ohio Gathering reportable segment, based on a one-month lag follows.

	Ohio Gathering
	Three months ended June 30,			Six months ended June 30,
	2020	2019	Percentage Change	2020	2019	Percentage Change
	(Dollars in thousands)
Proportional adjusted EBITDA for equity method investees	$7,514	$9,939	(24%)	$15,453	$19,149	(19%)
Segment adjusted EBITDA	$7,514	$9,939	(24%)	$15,453	$19,149	(19%)

Segment adjusted EBITDA for equity method investees decreased $2.4 million and $3.7 million compared to the three and six months ended June 30, 2019 primarily as a result of the lower volume throughput described above.

Williston Basin.  The Polar and Divide, Bison Midstream and Tioga Midstream (through March 22, 2019; refer to Note 16 to the unaudited condensed consolidated financial statements for details on the sale of Tioga Midstream) systems provide our midstream services for the Williston Basin reportable segment. Volume throughput for our Williston Basin reportable segment follows.

	Williston Basin
	Three months ended June 30,			Six months ended June 30,
	2020	2019	Percentage Change	2020	2019	Percentage Change
Aggregate average daily throughput - natural gas (MMcf/d)	14	11	27%	14	13	8%

Aggregate average daily throughput - liquids (Mbbl/d)	76.0	94.3	(19%)	87.0	98.6	(12%)

Natural gas. Natural gas volume throughput increased compared to the three and six months ended June 30, 2019, primarily reflecting the completion of new wells behind the Bison Midstream system in the fourth quarter of 2019 and 2020 partially offset by natural production declines and the sale of Tioga Midstream.

Liquids. The decrease in liquids volume throughput compared to the three and six months ended June 30, 2019, primarily associated with natural production declines and temporary production curtailments associated with a significant reduction in crude oil prices as a result of a decrease in demand attributable to the COVID-19 pandemic, partially offset by the completion of new wells throughout 2019 and 2020.

Financial data for our Williston Basin reportable segment follows.

	Williston Basin
	Three months ended June 30,			Six months ended June 30,
	2020	2019	Percentage Change	2020	2019	Percentage Change
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$12,407	$15,685	(21%)	$36,204	$41,391	(13%)
Natural gas, NGLs and condensate sales	3,131	3,768	(17%)	7,455	9,353	(20%)
Other revenues	2,776	2,670	4%	5,918	5,578	6%
Total revenues	18,314	22,123	(17%)	49,577	56,322	(12%)
Costs and expenses:
Cost of natural gas and NGLs	941	1,052	(11%)	2,604	3,761	(31%)
Operation and maintenance	5,827	5,706	2%	12,549	12,222	3%
General and administrative	492	371	33%	1,030	712	45%
Depreciation and amortization	6,487	4,734	37%	12,982	10,170	28%
Gain on asset sales, net	(96)	(175)	*	(47)	(1,143)	*
Long-lived asset impairment	9	8	*	9	18	*
Total costs and expenses	13,660	11,696	17%	29,127	25,740	13%
Add:
Depreciation and amortization	6,487	4,734		12,982	10,170
Adjustments related to MVC shortfall payments	2,124	2,081		(3,541)	(3,468)
Adjustments related to capital reimbursement activity	(451)	(425)		(934)	(775)
Gain on asset sales, net	(96)	(175)		(47)	(1,143)
Long-lived asset impairment	9	8		9	18
Segment adjusted EBITDA	$12,727	$16,650	(24%)	$28,919	$35,384	(18%)

* Not considered meaningful

Three months ended June 30, 2020. Segment adjusted EBITDA decreased $3.9 million compared to the three months ended June 30, 2019 primarily due to lower liquids volume throughput on our systems as previously discussed.

Six months ended June 30, 2020. Segment adjusted EBITDA decreased $6.5 million compared to the six months ended June 30, 2019 primarily reflecting:

•

a decrease of $0.9 million of segment adjusted EBITDA contributed by the Tioga Midstream system compared to the six months ended June 30, 2019 due to the sale of Tioga Midstream on March 22, 2019. We also experienced lower liquids volume throughput on our systems as previously discussed.

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

	DJ Basin
	Three months ended June 30,			Six months ended June 30,
	2020	2019	Percentage Change	2020	2019	Percentage Change
Average daily throughput (MMcf/d)	20	20	-	26	21	24%

Volume throughput increased compared to the six months ended June 30, 2019, primarily as a result of ongoing drilling and completion activity across our service area and a more favorable volume and gathering rate mix from customers and the commissioning of our new natural gas processing plant in June 2019, partially offset by natural production declines and temporary production curtailments associated with a significant reduction in crude oil prices as a result of a decrease in demand attributable to the COVID-19 pandemic.

Financial data for our DJ Basin reportable segment follows.

	DJ Basin
	Three months ended June 30,			Six months ended June 30,
	2020	2019	Percentage Change	2020	2019	Percentage Change
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$5,228	$4,021	30%	$12,083	$7,745	56%
Natural gas, NGLs and condensate sales	71	101	(30%)	141	186	(24%)
Other revenues	993	1,034	(4%)	2,027	2,041	(1%)
Total revenues	6,292	5,156	22%	14,251	9,972	43%
Costs and expenses:
Cost of natural gas and NGLs	2	—	*	11	10	*
Operation and maintenance	2,354	2,028	16%	4,870	3,877	26%
General and administrative	141	60	135%	223	132	69%
Depreciation and amortization	1,502	464	224%	3,029	1,263	140%
Loss on asset sales, net	20	—	*	20	—	*
Long-lived asset impairment	57	38	*	3,692	34,759	*
Total costs and expenses	4,076	2,590	57%	11,845	40,041	(70%)
Add:
Depreciation and amortization	1,502	464		3,029	1,263
Adjustments related to capital reimbursement activity	544	(252)		1,103	(464)
Loss on asset sales, net	20	—		20	—
Long-lived asset impairment	57	38		3,692	34,759
Segment adjusted EBITDA	$4,339	$2,816	54%	$10,250	$5,489	87%

* Not considered meaningful

Three months ended June 30, 2020. Segment adjusted EBITDA increased $1.5 million compared to the three months ended June 30, 2019, primarily reflecting:

•

a $1.2 million increase in gathering services and related fees primarily due a more favorable volume and gathering rate mix from customers and the commissioning of our new natural gas processing plant in June 2019, partially offset by natural production declines and temporary production curtailments associated with a significant reduction in crude oil prices as a result of a decrease in demand attributable to the COVID-19 pandemic.

Six months ended June 30, 2020. Segment adjusted EBITDA increased $4.8 million compared to the six months ended June 30, 2019, primarily reflecting:

•	a $4.3 million increase in gathering services and related fees primarily due to the increase in volume throughput discussed above.

Other items to note:

•

During the six months ended June 30, 2020 and 2019, we impaired certain long-lived assets in the DJ Basin (see Note 5 to the unaudited condensed consolidated financial statements). The impairment had no impact on segment adjusted EBITDA for the six months ended June 30, 2020 and 2019.

Permian Basin.  The Summit Permian system provides our midstream services for the Permian Basin reportable segment. Volume throughput for our Permian Basin reportable segment follows.

	Permian Basin
	Three months ended June 30,			Six months ended June 30,
	2020	2019	Percentage Change	2020	2019	Percentage Change
Average daily throughput (MMcf/d)	32	17	88%	33	16	106%

Volume throughput increased compared to the three and six months ended June 30, 2019, primarily as a result of ongoing drilling and completion activity across our service area.

Financial data for our Permian Basin reportable segment follows.

	Permian Basin
	Three months ended June 30,			Six months ended June 30,
	2020	2019	Percentage Change	2020	2019	Percentage Change
	(In thousands)
Revenues:
Gathering services and related fees	$2,711	$586	363%	$5,022	$952	428%
Natural gas, NGLs and condensate sales	4,222	2,406	75%	8,734	6,627	32%
Other revenues	126	49	157%	313	81	286%
Total revenues	7,059	3,041	132%	14,069	7,660	84%
Costs and expenses:
Cost of natural gas and NGLs	3,691	1,882	96%	7,840	6,127	28%
Operation and maintenance	1,456	1,733	(16%)	2,643	2,624	1%
General and administrative	84	82	2%	177	115	54%
Depreciation and amortization	1,387	1,163	19%	2,732	2,235	22%
Gain on asset sales, net	(17)	(120)	*	(13)	(120)	*
Long-lived asset impairment	—	8	*	182	8	*
Total costs and expenses	6,601	4,748	39%	13,561	10,989	23%
Add:
Depreciation and amortization	1,387	1,163		2,732	2,235
Gain on asset sales, net	(17)	(120)		(13)	(120)
Long-lived asset impairment	—	8		182	8
Segment adjusted EBITDA	$1,828	$(656)	*	$3,409	$(1,206)	*

*Not considered meaningful

Three months ended June 30, 2020. Segment adjusted EBITDA increased $2.5 million compared to the three months ended June 30, 2019, primarily reflecting a $2.1 million increase in gathering services and related fees primarily as a result of volume growth from ongoing drilling and completion activity and a more favorable volume and gathering rate mix from customers.

Six months ended June 30, 2020. Segment adjusted EBITDA increased $4.6 million compared to the six months ended June 30, 2019, primarily reflecting a $4.1 million increase in gathering services and related fees as a result of volume growth from ongoing drilling and completion activity and a more favorable volume and gathering rate mix from customers.

Piceance Basin.  The Grand River system provides midstream services for the Piceance Basin reportable segment. Volume throughput for our Piceance Basin reportable segment follows.

	Piceance Basin
	Three months ended June 30,			Six months ended June 30,
	2020	2019	Percentage Change	2020	2019	Percentage Change
Aggregate average daily throughput (MMcf/d)	367	462	(21%)	375	473	(21%)

Volume throughput decreased compared to the three and six months ended June 30, 2019, as a result of a natural production declines.

Financial data for our Piceance Basin reportable segment follows.

	Piceance Basin
	Three months ended June 30,			Six months ended June 30,
	2020	2019	Percentage Change	2020	2019	Percentage Change
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$26,222	$30,555	(14%)	$53,411	$62,395	(14%)
Natural gas, NGLs and condensate sales	401	2,104	(81%)	1,404	4,406	(68%)
Other revenues	1,096	945	16%	2,161	2,083	4%
Total revenues	27,719	33,604	(18%)	56,976	68,884	(17%)
Costs and expenses:
Cost of natural gas and NGLs	320	1,280	(75%)	777	2,753	(72%)
Operation and maintenance	5,267	7,108	(26%)	10,205	14,407	(29%)
General and administrative	276	302	(9%)	561	596	(6%)
Depreciation and amortization	11,306	11,810	(4%)	22,604	23,601	(4%)
(Gain) loss on asset sales, net	(83)	3	*	(96)	3	*
Total costs and expenses	17,086	20,503	(17%)	34,051	41,360	(18%)
Add:
Depreciation and amortization	11,306	11,810		22,604	23,601
Adjustments related to MVC shortfall payments	167	—		390	(103)
Adjustments related to capital reimbursement activity	(289)	(330)		(532)	(442)
(Gain) loss on asset sales, net	(83)	3		(96)	3
Segment adjusted EBITDA	$21,734	$24,584	(12%)	$45,291	$50,583	(10%)

*Not considered meaningful

Three months ended June 30, 2020. Segment adjusted EBITDA decreased $2.9 million compared to the three months ended June 30, 2019, primarily reflecting:

•	a $4.3 million decrease in gathering services and related fees as a result of natural production declines.
•	a $1.8 million decrease in operation and maintenance expense primarily due to $1.0 million in lower compensation expense associated with lower headcount from our cost cutting initiatives.

Other items to note:

•

In December 2019, we sold certain assets from our Red Rock Gathering system for $12 million. The financial contribution of these assets are included in our unaudited condensed consolidated financial statements and footnotes for the period from January 1, 2019 through December 1, 2019.

Six months ended June 30, 2020. Segment adjusted EBITDA decreased $5.3 million compared to the six months ended June 30, 2019, primarily reflecting:

•	a $9.0 million decrease in gathering services and related fees as a result of natural production declines.
•

a $4.2 million decrease in operation and maintenance expense primarily due to $2.2 million in lower compensation expense associated with lower headcount from our cost cutting initiatives and a $0.7 million decrease in property taxes.

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

	Barnett Shale
	Three months ended June 30,			Six months ended June 30,
	2020	2019	Percentage Change	2020	2019	Percentage Change
Average daily throughput (MMcf/d)	203	251	(19%)	218	260	(16%)

Volume throughput decreased compared to the three and six months ended June 30, 2019 reflecting natural production declines, partially offset by new volumes from well completion activity through the third quarter of 2019.

Financial data for our Barnett Shale reportable segment follows.

	Barnett Shale
	Three months ended June 30,			Six months ended June 30,
	2020	2019	Percentage Change	2020	2019	Percentage Change
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$9,877	$11,428	(14%)	$20,320	$24,453	(17%)
Natural gas, NGLs and condensate sales	2,858	6,273	(54%)	6,729	6,877	(2%)
Other revenues (1)	1,778	1,646	8%	3,038	3,302	(8%)
Total revenues	14,513	19,347	(25%)	30,087	34,632	(13%)
Costs and expenses:
Cost of natural gas and NGLs	1,134	4,574	(75%)	3,081	4,574	(33%)
Operation and maintenance	4,564	5,116	(11%)	9,259	10,614	(13%)
General and administrative	513	238	116%	891	466	91%
Depreciation and amortization	3,788	3,804	(0%)	7,585	7,745	(2%)
(Gain) loss on asset sales, net	(42)	—	*	17	7	*
Long-lived asset impairment	—	16	*	4	10,236	*
Total costs and expenses	9,957	13,748	(28%)	20,837	33,642	(38%)
Add:
Depreciation and amortization	4,023	4,167		8,055	8,497
Adjustments related to MVC shortfall payments	—	1,452		—	2,905
Adjustments related to capital reimbursement activity	(27)	(26)		(56)	(53)
(Gain) loss on asset sales, net	(42)	—		17	7
Long-lived asset impairment	—	16		4	10,236
Segment adjusted EBITDA	$8,510	$11,208	(24%)	$17,270	$22,582	(24%)

*Not considered meaningful

(1) Includes the amortization expense associated with our favorable gas gathering contracts as reported in Other revenues.

Three months ended June 30, 2020. Segment adjusted EBITDA decreased $2.7 million compared to the three months ended June 30, 2019 primarily reflecting:

•

a $1.5 million decrease in adjustments related to MVC shortfall payments attributable to an MVC that expired in 2019 and a $1.4 million decrease in total revenues less cost of natural gas and NGLs which primarily reflects lower volume throughput.

Other items to note:

•

Also impacting total revenues and cost of natural gas and NGLs for the three months ended June 30, 2020, was the presentation of certain gathering services as a reduction to cost of natural gas and NGLs and the assignment of certain marketing arrangements from Corporate and Other to our DFW Midstream operations that occurred in June 2019.

Six months ended June 30, 2020. Segment adjusted EBITDA decreased $5.3 million compared to the six months ended June 30, 2019 primarily reflecting:

•

a $2.9 million decrease in adjustments related to MVC shortfall payments attributable to an MVC that expired in 2019 and a $3.1 million decrease in total revenues less cost of natural gas and NGLs which primarily reflects lower volume throughput.

•	a $1.4 million decrease in various operation and maintenance expenses.

Other items to note:

•

In March 2019, we impaired certain long-lived assets in the Barnett Shale (see Note 5 to the unaudited condensed consolidated financial statements). The noncash impairment expense had no impact on segment adjusted EBITDA for the six months ended June 30, 2019.

•

Also impacting total revenues and cost of natural gas and NGLs for the six months ended June 30, 2020, was the presentation of certain gathering services as a reduction to cost of natural gas and NGLs and the assignment of certain marketing arrangements from Corporate and Other to our DFW Midstream operations that occurred in June 2019.

Marcellus Shale.  The Mountaineer Midstream system provides our midstream services for the Marcellus Shale reportable segment. Volume throughput for the Marcellus Shale reportable segment follows.

	Marcellus Shale
	Three months ended June 30,			Six months ended June 30,
	2020	2019	Percentage Change	2020	2019	Percentage Change
Average daily throughput (MMcf/d)	339	347	(2%)	351	363	(3%)

Volume throughput decreased compared to the three and six months ended June 30, 2019 primarily due to natural production declines partially offset by additional drilling and completion activities in the third quarter of 2019.

Financial data for our Marcellus Shale reportable segment follows.

	Marcellus Shale
	Three months ended June 30,			Six months ended June 30,
	2020	2019	Percentage Change	2020	2019	Percentage Change
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$5,928	$5,897	1%	$12,163	$12,094	1%
Total revenues	5,928	5,897	1%	12,163	12,094	1%
Costs and expenses:
Operation and maintenance	933	1,155	(19%)	1,746	2,109	(17%)
General and administrative	97	97	-	190	189	1%
Depreciation and amortization	2,300	2,286	1%	4,600	4,569	1%
Total costs and expenses	3,330	3,538	(6%)	6,536	6,867	(5%)
Add:
Depreciation and amortization	2,300	2,286		4,600	4,569
Adjustments related to capital reimbursement activity	(10)	(10)		(19)	(19)
Segment adjusted EBITDA	$4,888	$4,635	5%	$10,208	$9,777	4%

*Not considered meaningful

Three and six months ended June 30, 2020. Segment adjusted EBITDA increased $0.3 million and $0.4 million compared to the three and six months ended June 30, 2019.

Corporate and Other Overview for the Three and Six Months Ended June 30, 2020 and 2019

Corporate and Other represents those results that are not specifically attributable to a reportable segment or that have not been allocated to our reportable segments, including certain general and administrative expense items, natural gas and crude oil marketing services, construction management fees related to the Double E Project, transaction costs and interest expense.

	Corporate and Other
	Three months ended June 30,			Six months ended June 30,
	2020	2019	Percentage Change	2020	2019	Percentage Change
	(Dollars in thousands)
Revenues:
Total revenues	644	2,927	(78%)	$1,287	$26,444	(95%)
Costs and expenses:
Cost of natural gas and NGLs	—	2,783	*	—	26,105	*
General and administrative	11,099	9,338	19%	26,103	26,582	(2%)
Transaction costs	1,207	96	*	1,218	2,433	*
Interest expense	21,990	22,343	(2%)	45,818	45,085	2%
Gain on early extinguishment of debt	(54,235)	—	*	(54,235)	—	*

* Not considered meaningful

Total Revenues. Total revenues attributable to Corporate and Other was due to natural gas, NGL and crude oil marketing services (primarily natural gas sales). The decrease of $2.3 million and $25.2 million compared to the three and six months ended June 30, 2019, respectively, was attributable to lower natural gas, NGL and crude oil marketing activity.

Cost of Natural Gas and NGLs. Cost of natural gas and NGLs attributable to Corporate and Other was due to natural gas, NGL and crude oil marketing services. The decrease of $2.8 million and $26.1 million compared to the three and six months ended June 30, 2019, respectively, was attributable to lower marketing activity.

General and Administrative. General and administrative expense increased $1.8 million compared to the three months ended June 30, 2019 primarily due to a $0.8 million increase in professional service fees and a $0.7 million increase in restructuring expenses.

General and administrative expense decreased $0.5 million compared to the six months ended June 30, 2019.

Transaction costs. The increase in transaction costs recognized during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was primarily due to costs associated with the GP Buy-In Transaction.

The decrease in transaction costs recognized during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was due to financial advisory costs incurred in 2019 for a subsidiary equity restructuring that did not occur in 2020.

Interest Expense. Interest expense decreased $1.2 million and $0.2 million compared to the three and six months ended June 30, 2019 primarily due to a lower average outstanding balance on the nonrecourse SMPH Term Loan at SMP Holdings that incurs a higher interest rate partially offset by a higher average outstanding balance on the Revolving Credit Facility and the addition of the ECP Loans from the GP Buy-In Transaction.

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

The rules become effective January 4, 2021, with voluntary compliance permitted immediately. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by SMLP and the Guarantor Subsidiaries (see Note 9 to the unaudited condensed consolidated financial statements). SMLP has concluded that it is eligible to provide Alternative Disclosures under the amended disclosure requirements and has early adopted Release 33-10762 as of and for the six months ended June 30, 2020.

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

Summarized Balance Sheet Information. Summarized balance sheet information as of June 30, 2020 and December 31, 2019 follow.

	June 30, 2020
	SMLP	Obligor Group
	(In thousands)
Assets
Current assets	$3,215	$117,637
Noncurrent assets	11,007	2,338,460

Liabilities
Current liabilities	$10,862	$92,822
Noncurrent liabilities	5,945	1,443,485

	December 31, 2019
	SMLP	Obligor Group
	(In thousands)
Assets
Current assets	$7,396	$104,964
Noncurrent assets	9,835	2,389,032

Liabilities
Current liabilities	$14,527	$69,177
Noncurrent liabilities	163,163	1,514,250

Summarized Statements of Operations Information. For the purposes of the following summarized statements of operations, we allocate a portion of general and administrative expenses recognized at the SMLP parent to the Obligor Group to reflect what those entities' results would have been had they operated on a stand-alone basis.

Summarized statements of operations for the six months ended June 30, 2020 and for the year ended December 31, 2019 follow.

	Six months ended June 30, 2020
	SMLP	Obligor Group
	(In thousands)
Total revenues	$—	$196,910
Total costs and expenses	3,944	146,671
(Loss) income before income taxes and income from equity method investees	(3,775)	65,489
Income from equity method investees	—	7,252
Net (loss) income	(3,696)	72,741

	Year ended December 31, 2019
	SMLP	Obligor Group
	(In thousands)
Total revenues	$—	$443,528
Total costs and expenses	8,719	397,939
Loss before income taxes and loss from equity method investees	(25,805)	(28,840)
Loss from equity method investees (1)	—	(336,950)
Net loss	(27,036)	(365,790)
(1)	Amount includes a $329.7 million impairment of our equity method investment in Ohio Gathering and a $6.3 million impairment of long-lived assets in OCC.

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

On June 18, 2020, the Partnership commenced the Exchange Offer. The Exchange Offer expired on July 28, 2020. As a result of the Exchange Offer, the Partnership exchanged 62,816 Series A Preferred Units at a ratio of 200 common units per Series A Preferred Unit for a total of 12,563,200 common units, subject to applicable withholding taxes. Upon completion of the Exchange Offer, 237,184 Series A Preferred Units were not tendered and remain outstanding as of the completion of the Exchange Offer. Holders of Series A Preferred Units who did not tender into this Exchange Offer will retain their Series A Preferred Units and all the preferences and rights thereunder.

We are closely monitoring the impact of the outbreak of COVID-19 on all aspects of our business, including how it will impact our liquidity and capital resources. Considering the current commodity price backdrop and COVID-19 pandemic, we have collaborated extensively with our customer base over the past several months. Given further deterioration of market conditions since March and based on recently updated production forecasts and revised 2020 development plans from our customers, we currently expect our 2020 results to be affected by decreased drilling activity, the deferral of well completions from customers and, on a limited scale, temporary production curtailments predominantly in the Williston Basin, DJ Basin and Utica Shale reportable segments. For example, in the Utica Shale, a customer has recently curtailed in excess of 150 MMcf/d of production which the Partnership now expects will remain offline awaiting more favorable natural gas prices in late 2020 and into 2021, and we recently amended gathering contracts with two key Williston Basin customers to extend the terms of the gathering agreement acreage dedications, in exchange for a modest gathering fee concession. Accordingly, given reduced producer activity across our footprint, we expect 2020 total capital expenditures to range from $30 million to $50 million.

We are currently in compliance with all covenants contained in our Revolving Credit Facility, Senior Notes, SMPH Term Loan and ECP Loans, and at June 30, 2020, SMLP’s total leverage ratio and senior secured leverage ratio (as defined in the Revolving Credit Agreement) were 4.9 to 1.0 and 2.5 to 1.0, respectively, relative to maximum threshold limits of 5.50 to 1.0 and 3.75 to 1.0. Given further deterioration of market conditions, decreased drilling activity, the deferral of well completions from customers, limitations on access to capital markets to fund our capital expenditures and, on a limited scale, temporary production curtailments, we could have total leverage and senior secured leverage ratios that are higher than the levels prescribed in the applicable indebtedness agreements. Adverse developments in our areas of operation could materially adversely impact our financial condition, results of operations and cash flows.

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

Capital Markets Activity

We had no capital markets activity during the six months ended June 30, 2020. For additional information, see the "Liquidity and Capital Resources—Capital Markets Activity" section of MD&A included in the 2019 Annual Report.

Revolving Credit Facility. We have a $1.25 billion senior secured Revolving Credit Facility that matures in May 2022. As of June 30, 2020, the outstanding balance of the Revolving Credit Facility was $733.0 million and the unused portion totaled $512.9 million, after giving effect to the issuance thereunder of a $4.1 million outstanding but undrawn irrevocable standby letter of credit. Based on covenant limits, our available borrowing capacity under the Revolving Credit Facility as of June 30, 2020 was approximately $191 million. There were no defaults or events of default during the six months ended June 30, 2020, and, as of June 30, 2020, we were in compliance with the financial covenants in the Revolving Credit Facility. See Notes 9 and 15 to the unaudited condensed consolidated financial statements for more information on the Revolving Credit Facility and the issuance of the $4.1 million letter of credit, respectively.

Senior Notes. In February 2017, the Co-Issuers co-issued $500.0 million of 5.75% Senior Notes. In July 2014, the Co-Issuers co-issued $300.0 million of 5.50% Senior Notes. There were no defaults or events of default as of and for the six months ended June 30, 2020 on either series of senior notes.

Debt Repurchases. Following the closing of the GP Buy-In Transaction, in May 2020, we commenced a debt buyback program on our Senior Notes, which is ongoing. The following table summarizes repurchases of Senior Notes in 2020 through June 30, 2020.

Three and six months ended June 30, 2020
(In thousands)
Senior Secured Notes
5.5% Senior Notes repurchased	$25,776
Cash paid on 5.5% Senior Notes (excluding payments of accrued interest)	16,476
Write-off of debt issuance costs	(116)
Gain on early extinguishment of debt (1)	$9,184

5.75% Senior Notes repurchased	$106,235
Cash paid on 5.75% Senior Notes (excluding payments of accrued interest)	60,231
Write-off of debt issuance costs	(953)
Gain on early extinguishment of debt (1)	$45,051

(1) Gain on the early extinguishment of debt for the Senior Notes during the six months ended June 30, 2020 is reported within Gain on early extinguishment of debt, net within our unaudited condensed consolidated statements of operations.

Subsequent to June 30, 2020 and through August 6, 2020, we have repurchased approximately $5.9 million face value of Summit Holdings and Finance Corp 5.5% senior unsecured notes due August 2022 at a weighted average 34% discount for approximately $3.9 million in cash.

ECP Loans. On August 7, 2020, we repaid all amounts outstanding under the ECP Loans which included $35 million of principal and $0.6 million of accrued interest. The ECP Loan repayment was financed in full with borrowings drawn under our Revolving Credit Facility. We repaid the ECP Loans in order to eliminate certain restrictive covenants associated with the credit agreement and to take advantage of more favorable terms under the Revolving Credit Facility.

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

Cash Flows

The components of the net change in cash and cash equivalents were as follows:

	Six months ended June 30,
	2020	2019
	(In thousands)
Net cash provided by operating activities	$105,371	$84,574
Net cash used in investing activities	(106,937)	(20,160)
Net cash provided by (used in) financing activities	6,263	(74,945)
Net change in cash, cash equivalents and restricted cash	$4,697	$(10,531)

Operating activities. Cash flows from operating activities for the six months ended June 30, 2020 primarily reflected:

•	a $7.0 million increase in accounts receivable related to the timing of invoicing and cash collections;
•	a $2.9 million increase in accounts payable due to the timing of payment obligations;
•	a $3.5 million increase in deferred revenue for cash receipts not yet recognized as revenue;
•	a $11.8 million decrease in accrued expenses primarily due to the timing of accrued payment obligations; and
•	other changes in working capital.

Investing activities. Cash flows used in investing activities during the six months ended June 30, 2020 primarily reflected:

•	$79.7 million for investments in the Double E joint venture relating to the Double E Project; and
•	$27.4 million of capital expenditures primarily attributable to the DJ Basin of $8.4 million, the Williston Basin of $7.4 million and Summit Permian of $4.9 million.

Cash flows used in investing activities during the six months ended June 30, 2019 primarily reflected:

•	$89.5 million of net proceeds from the Tioga Midstream sale;
•

$111.1 million of capital expenditures primarily attributable to the ongoing development of the DJ Basin of $50.4 million, Summit Permian of $28.2 million, Corporate and Other, which includes $15.4 million of capital expenditures relating to the Project, and the Williston Basin of $14.2 million;

•	$7.3 million for a distribution from an equity method investment; and
•	$5.9 million for an investment in an equity method investee.

Financing activities. Cash flows used in financing activities during the six months ended June 30, 2020 primarily reflected:

•	$56.0 million of net borrowings under our Revolving Credit Facility;
•	$48.7 million of net proceeds from the issuance of Subsidiary Series A Preferred Units;
•	$35.0 million of net borrowings under ECP Loans;
•	$76.7 million repurchase of Senior Notes;
•	$41.8 million to purchase common units in the GP Buy-In Transaction; and
•	$6.0 million of distributions to noncontrolling interest SMLP unitholders.

Cash flows used in financing activities during the six months ended June 30, 2019 primarily reflected:

•	$83.3 million of distributions; and
•	$107.0 million of net borrowings under our Revolving Credit Facility.

Contractual Obligations Update

Double E Project

We are leading the development, permitting and construction of the Double E Project and will operate the pipeline upon its commission. At our current 70% interest, we estimate that our share of the capital expenditures required to develop the Double E Project will total approximately $315.0 million, and that more than 90% of those capital expenditures will be incurred in 2020 and 2021. Assuming timely receipt of the required regulatory approvals (including the Federal Energy Regulatory Commission’s issuance of the certificate required for us to pursue the Double E Project) and no material delays in construction, we expect that the Double E Project will be placed into service in the third quarter of 2021.

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

For the six months ended June 30, 2020, cash paid for capital expenditures totaled $27.4 million (see Note 4 to the unaudited condensed consolidated financial statements) which included $7.5 million of maintenance capital expenditures. For the six months ended June 30, 2020, there were no contributions to Ohio Gathering and we contributed $79.7 million to Double E (see Note 8 to the unaudited condensed consolidated financial statements).

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

Considering the current commodity price backdrop and COVID-19 pandemic, we will remain disciplined with respect to future capital expenditures, which will be primarily concentrated on the Double E Project and accretive expansions of our existing systems in our Core Focus Areas. We continue to advance our financing plans for our equity interest in Double E, which we intend to be credit neutral to SMLP. We are currently targeting a financing structure that limits cash investments made by us during 2020, and which shifts a substantial majority of our Double E capital commitments to third parties. On December 24, 2019, we entered into an agreement with TPG Energy Solutions Anthem, L.P. (“TPG”) to fund up to $80 million of Permian Holdco’s future capital calls associated with the Double E Project. Simultaneously, on December 24, 2019, we issued 30,000 Subsidiary Series A Preferred Units representing limited partner interests in Permian Holdco to TPG for net proceeds of $27.3 million.

During the six months ended June 30, 2020, we issued an additional 50,000 Subsidiary Series A Preferred Units representing limited partner interests in Permian Holdco at a price of $1,000 per unit. We used the net proceeds of $48.7 million (after deducting underwriting discounts and offering expenses) to fund Summit’s share of capital expenses associated with the Double E Project.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of or during the six months ended June 30, 2020.

Critical Accounting Estimates

We prepare our financial statements in accordance with GAAP. These principles are established by the FASB. We employ methods, estimates and assumptions based on currently available information when recording transactions resulting from business operations. There have been no changes to our significant accounting policies since December 31, 2019.

Forward-Looking Statements

Investors are cautioned that certain statements contained in this report as well as in periodic press releases and certain oral statements made by our officers and employees during our presentations are “forward-looking” statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements and may contain the words “expect,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “will be,” “will continue,” “will likely result,” and similar expressions, or future conditional verbs such as “may,” “will,” “should,” “would,” and “could.” In addition, any statement concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions taken by us or our subsidiaries are also forward-looking statements. These forward-looking statements involve various risks and uncertainties, including, but not limited to, those described in Item 1A. Risk Factors included in this report.

Forward-looking statements are based on current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond the control of our management team. All forward-looking statements in this report and subsequent written and oral forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements in this paragraph. These risks and uncertainties include, among others:

•	our ability to grow our cash distributions;
•	fluctuations in natural gas, NGLs and crude oil prices, including as of a result of political or economic measures taken by various countries or OPEC;
•	the extent and success of our customers' drilling efforts, as well as the quantity of natural gas, crude oil and produced water volumes produced within proximity of our assets;
•	the current and potential future impact of the COVID-19 pandemic on our business, results of operations, financial position or cash flows;
•	failure or delays by our customers in achieving expected production in their natural gas, crude oil and produced water projects;
•	competitive conditions in our industry and their impact on our ability to connect hydrocarbon supplies to our gathering and processing assets or systems;
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

•

our ability to divest of certain of our assets or joint ventures to third parties on attractive terms, which is subject to a number of factors, including prevailing conditions and outlook in the natural gas, NGL and crude oil industries and markets;

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

•

our ability to finance our obligations related to capital expenditures, including through opportunistic asset divestitures or joint ventures and the impact any such divestitures or joint ventures could have on our results;

•

the effects of existing and future laws and governmental regulations, including environmental, safety and climate change requirements and federal, state and local restrictions or requirements applicable to oil and/or gas drilling, production or transportation;

•	the ability to meet obligations under the SMPH Term Loan;
•	changes in tax status;
•	the effects of litigation;
•	changes in general economic conditions; and
•	certain factors discussed elsewhere in this report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our current interest rate risk exposure is largely related to our debt portfolio. As of June 30, 2020, we had approximately $668.0 million principal of fixed-rate Senior Notes, $35 million principal of fixed rate ECP Loans, $733.0 million outstanding under our variable rate Revolving Credit Facility and $155.2 million principal of variable rate debt on the SMPH Term Loan (see Note 9 to the unaudited condensed consolidated financial statements). While existing fixed-rate debt mitigates the downside impact of fluctuations in interest rates, future issuances of long-term debt could be impacted by increases in interest rates, which could result in higher overall interest costs. In addition, the borrowings under our Revolving Credit Facility, which have a variable interest rate, also expose us to the risk of increasing interest rates. Our current interest rate risk exposure has not changed materially since December 31, 2019. For additional information, see the "Interest Rate Risk" section included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the 2019 Annual Report.

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

Item 4. Controls and Procedures.

Under the direction of our General Partner's Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of June 30, 2020 and (ii) no change in internal control over financial reporting occurred during the quarter ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

The risk factors contained in the Item 1A. Risk Factors of the 2019 Annual Report and in the Item 1A. Risk Factors of our quarterly report on Form 10-Q for the three months ended March 31, 2020, as filed with the SEC on May 8, 2020 (the “First Quarter Quarterly Report”), are incorporated herein by reference except to the extent they address risks arising from or relating to the failure of events described therein to occur, which events have since occurred. The risk factors presented below update, and should be considered in addition to, the risk factors previously disclosed by us in our 2019 Annual Report and the First Quarter Quarterly Report.

Risks Relating to COVID-19

The COVID-19 pandemic, coupled with other current pressures on oil and gas prices resulting from the OPEC price war, has had, and is expected to continue to have, an adverse impact on our business, results of operations, financial position and cash flows.

The ongoing coronavirus (COVID-19) outbreak continues to be a rapidly evolving situation. As of July 27, 2020, the CDC had recorded over 4.1 million cases in the United States and over 145,000 deaths, and the pandemic has resulted in a massive increase in the U.S. unemployment rate. The pandemic has resulted in widespread adverse impacts on the global economy and on our business, including our customers, employees, supply chain, and distribution network. We are currently unable to predict the ultimate impact that it may have on our business, future results of operations, financial position or cash flows. The extent to which our operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, changes in the severity of the pandemic, countermeasures taken by governments, businesses and individuals to slow the spread of the pandemic, and the ability of pharmaceutical companies to develop effective and safe vaccines and therapeutic drugs. Furthermore, the impacts of a potential worsening of global economic conditions and the continued disruptions to and volatility in the financial markets remain unknown.

In response to the COVID-19 pandemic, we have modified our business practices, including restricting employee travel, modifying employee work locations, implementing social distancing and enhancing sanitary measures in our facilities. Many of our suppliers, vendors and service providers have made similar modifications. The resources available to employees working remotely may not enable them to maintain the same level of productivity and efficiency, and these and other employees may face additional demands on their time. Our increased reliance on remote access to our information systems increases our exposure to potential cybersecurity breaches. We may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees, customers, partners and suppliers. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, in which case our employees may become sick, our ability to perform critical functions could be harmed, and we may be unable to respond to the needs of our business. The resumption of normal business operations after such interruptions may be delayed or constrained by lingering effects of COVID-19 on our suppliers, third-party service providers, and/or customers.

In the midst of the ongoing COVID-19 pandemic, oil prices declined significantly due to potential increases in supply emanating from a disagreement on production cuts among members of OPEC and certain non-OPEC, oil-producing countries. The resulting supply and demand imbalance is having disruptive impacts on the oil and natural gas exploration and production industry and on other industries that serve exploration and production companies. For example, we have experienced a $5.2 million decrease in gathering services and related fees in the Williston Basin primarily due to lower liquids throughput associated in part with a decrease in demand resulting from the COVID-19 pandemic. These industry conditions, coupled with those resulting from the COVID-19 pandemic, could lead to significant global economic contraction generally and in our industry in particular. Although OPEC agreed in April to cut production, there is no assurance that the agreement will continue to be observed by its parties, and the responses of oil and gas producers to the lower demand for, and price of, natural gas, NGLs and crude oil are constantly evolving and remain uncertain. Such responses could cause our pipelines and storage tanks to reach capacity, thereby forcing producers to experience shut-ins or look to alternative methods of transportation for their products. In addition, the dramatic decrease in oil and gas prices could have substantial negative implications for our revenue sources that are related to or underpinned by commodity prices. As a result, these factors could have a material adverse effect on our business, future results of operations, financial position or cash flows. At this point, we cannot accurately predict what effects current market conditions due to the COVID-19 pandemic and failed OPEC negotiations will have on our business, which will depend on, among other factors, the ultimate geographic spread of the virus, the duration of the outbreak and the extent and overall economic effects of the governmental response to the pandemic.

The impact of COVID-19 and the OPEC price war may also exacerbate other risks discussed in Item 1A of the 2019 Annual Report, any of which could have a material effect on us. This situation is changing rapidly and additional impacts may arise that we are not aware of currently.

Risks Related to Our Business

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

For example, in an April 15, 2020 ruling, amended May 11, 2020, the U.S. District Court for the District of Montana issued an order invalidating the U.S. Army Corps of Engineers (“Corps”) 2017 reissuance of Nationwide Permit 12 (“NWP 12”), the general permit governing dredge-and-fill activities for pipeline and other utility line construction projects, to the extent it was used to authorize construction of new oil and gas pipelines. Environmental groups had alleged that the Corps failed to consult with federal wildlife agencies as required by the Endangered Species Act. The court’s decision vacated NWP 12 until the Corps completes consultation with the applicable federal wildlife agencies. On July 6, 2020, the U.S. Supreme Court granted in part and denied in part the Corps’ request to stay the U.S. District Court’s decision. The Supreme Court’s decision allows the use of NWP 12 as to construction of new oil and gas pipelines, pending the outcome of the appeal to the U.S. Court of Appeals for the Ninth Circuit and any subsequent petition for review to the U.S. Supreme Court. Limitations on the use of NWP 12 may make it more difficult to permit our projects and could cause us to lose potential and current customers and limit our growth and revenue. In addition, on July 6, 2020, the U.S. District Court for the District of Columbia issued an order vacating a Corps Mineral Leasing Act easement for the Dakota Access Pipeline in a lawsuit filed by American Indian Tribes. The court’s decision requires the pipeline to shut down operations by August 5, 2020, until the Corps completes an Environmental Impact Statement in accordance with the National Environmental Policy Act. On July 14, 2020, the U.S. Court of Appeals for the District of Columbia Circuit issued an order temporarily staying the decision pending the court’s review of an emergency motion for a stay filed by the Corps. If the Dakota Access Pipeline is forced to shut down, this could have a material adverse effect on our business, financial condition and results of operations associated with the Polar and Divide System, which interconnects with the Dakota Access Pipeline.

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

We have engaged in transactions in 2020 that generated substantial cancellation of debt (“COD”) income on a per unit basis relative to the trading price of our common units. We may engage in other transactions that result in substantial COD income or other gains in the future, and such events may cause a unitholder to be allocated income with respect to our units with no corresponding distribution of cash to fund the payment of the resulting tax liability to the unitholder.

A unitholder’s share of our taxable income will include any COD income recognized upon the satisfaction of our outstanding indebtedness for total consideration less than the adjusted issue price (and any accrued but unpaid interest) of such indebtedness. In the first and second quarters of 2020, we commenced a debt buyback program on our Senior Notes, which is ongoing and has resulted in COD income in excess of $54 million. We may engage in other transactions that result in substantial COD income or other gains in the future. Depending upon the net amount of other items related to our loss (or income) allocable to a unitholder, any COD income may cause a unitholder to be allocated income with respect to our units with no corresponding distribution of cash to fund the payment of the resulting tax liability to the unitholder. Furthermore, such COD income event may not be fully offset, either now or in the future, by capital losses, which are subject to significant limitations, or other losses. Accordingly, a COD income event could cause a unitholder to realize taxable income without corresponding future economic benefits or offsetting tax deductions.

Risks Related to an Investment in Us

All of our equity interests in our General Partner and certain of our common units owned by our subsidiary SMP Holdings are pledged as collateral under the SMPH Term Loan; upon the occurrence and during the continuation of an event of default thereunder, the lenders party thereto may gain control of our General Partner and a significant portion of our common units.

On March 21, 2017, SMP Holdings entered into the SMPH Term Loan. The amount of indebtedness outstanding under the SMPH Term Loan was $156 million as of June 15, 2020. The SMPH Term Loan is non-recourse to the

Partnership and its operating subsidiaries. Before it was a subsidiary of the Partnership, SMP Holdings pledged all of the equity interests in our General Partner and 34,604,581 common units as collateral under the SMPH Term Loan. As a result of the GP Buy-In Transaction, such common units are not currently considered outstanding but would be considered outstanding upon the transfer to a third party. If an event of default occurs under the SMPH Term Loan and is continuing, including as a result of SMP Holdings’ failure to comply with its payment or other covenant obligations thereunder or the occurrence of certain bankruptcy or insolvency related events, then the lenders party thereto could foreclose on the collateral securing the SMPH Term Loan. Upon any such foreclosure, such lenders would own the General Partner and, through its ownership of the 34,604,581 common units (which assuming no further issuance of common units, including upon exercise of the ECP Warrants, would represent 44.3% of the outstanding common units upon such foreclosure), have significant influence on matters subject to the vote of our unitholders, including the public election of directors to the Board of Directors commencing in 2022.

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

•	our General Partner will not have any liability to us or our unitholders for decisions made in its capacity as a general partner so long as such decisions are made in good faith; and
•

our General Partner and its officers and directors will not be liable for monetary damages to us, our limited partners or their assignees resulting from any act or omission unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that our General Partner or its officers and directors, as the case may be, acted in bad faith or engaged in fraud or willful misconduct or, in the case of a criminal matter, acted with knowledge that the conduct was criminal.

Our Series A Preferred Units have rights, preferences and privileges that are not held by, and are preferential to the rights of, holders of our common units.

The Series A Preferred Units rank senior to our common units with respect to distribution rights and rights upon liquidation. These preferences could adversely affect the market price for our common units, or could make it more difficult for us to sell our common units in the future.

In addition, (i) prior to December 15, 2022, distributions on the Series A Preferred Units accumulate and are cumulative at the rate of 9.50% per annum of $1,000, the liquidation preference of the Series A preferred units and (ii) on and after December 15, 2022, distributions on the Series A Preferred Units will accumulate for each distribution period at a percentage of $1,000 equal to the three-month LIBOR plus a spread of 7.43%. On May 3, 2020, we announced the suspension of distributions payable on both our common units and our Series A Preferred Units. We did not make a distribution on our common units with respect to the first quarter of 2020, nor did we make a distribution on our Series A Preferred Units on June 15, 2020. Unpaid distributions on the Series A Preferred Units will continue to accrue.

In addition, our Subsidiary Series A Preferred Units issued by Permian Holdco have priority over the common unitholders with respect to the cash flow from Permian Holdco. The distribution rate of the Subsidiary Series A Preferred Units is 7.00% per annum of the $1,000 issue amount per outstanding Subsidiary Series A Preferred Unit. Permian Holdco has the option to pay this distribution in-kind until the earlier of June 30, 2022 or the first full quarter following the date the Double E pipeline is placed in service.

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

Our Series A Preferred Units contain covenants preventing us from taking certain actions without the approval of the holders of 66 2/3% of the Series A Preferred Units. The need to obtain the approval of holders of the Series A Preferred Units before taking these actions could impede our ability to take certain actions that management or the Board of Directors may consider to be in the best interests of our unitholders. The affirmative vote of 66 2/3% of the outstanding Series A Preferred Units, voting as a single class, is necessary to amend the Partnership Agreement in any manner that would have a material adverse effect on the existing preferences, rights, powers, duties or obligations of the Series A Preferred Units. The affirmative vote of 66 2/3% of the outstanding Series A Preferred Units and any outstanding series of other preferred units, voting as a single class, is necessary to (A) under certain circumstances, create or issue certain equity securities that are senior to our common units, (B) declare or pay any distribution to common unitholders out of capital surplus or (C) take any action that would result in an event of default for failure to comply with any covenant in the indentures governing the 5.5% Senior Notes or the 5.75% Senior Notes co-issued by Summit Holdings and its 100% owned finance subsidiary, Finance Corp.

Although holders of the Series A Preferred Units are entitled to limited voting rights with respect to certain matters, the Series A Preferred Units generally vote as a class, separate from our common unitholders, along with any other series of our parity securities that we may issue upon which like voting rights have been conferred and are exercisable.

If we cannot meet the continued listing requirements of the NYSE, the NYSE may delist our common units, which would have an adverse impact on the trading volume, liquidity and market price of our common units.

We received a formal notice from the NYSE on April 10, 2020 indicating noncompliance with the continued listing standard set forth in Rule 802.01C of the NYSE Listed Company Manual because the average closing price of our common units had fallen below $1.00 per unit over a period of 30 consecutive trading days, which is the minimum average unit price for continued listing on the NYSE. We have until December 19, 2020 to regain compliance with the minimum unit price requirement, with the possibility of extension at the discretion of the NYSE. In order to regain compliance, on the last trading day in any calendar month during the cure period, the common units must have: (i) a closing price of at least $1.00 per unit and (ii) an average closing price of at least $1.00 per unit over the 30 trading day period ending on the last trading day of such month. If we fail to regain compliance with Section 802.01C of the NYSE Listed Company Manual by the end of the cure period, the common units will be subject to the NYSE’s suspension and delisting procedures. If the common units ultimately were to be delisted for any reason, it could negatively impact us as it would likely reduce the liquidity and market price of the common units, reduce the number of investors willing to hold or acquire the common units and negatively impact our ability to access equity markets and obtain financing.

Item 5. Other Information.

On August 7, 2020, we entered into an Amendment to Warrants to Purchase Common Units with ECP, ECP NewCo and ECP Holdings (the “Warrant Amendment”) to amend certain terms of the ECP Warrants. Pursuant to the Warrant Amendment, in the event ECP NewCo or ECP Holdings elect to exercise the ECP Warrants for cash prior to February 28, 2021, ECP NewCo and ECP Holdings, at the election and request of the Partnership in its sole discretion, will lend the cash received from such exercise to Summit Holdings (each such loan, a “New ECP Term Loan”). The terms of each New ECP Term Loan will be set forth in the definitive documentation with respect to the New ECP Term Loans and will be based on the terms set forth in the Warrant Amendment. A copy of the Warrant Amendment is included as Exhibit 10.11 to this Current Report on Form 10-Q.

Item 6. Exhibits.

Exhibit number	Description
2.1

Purchase Agreement, dated May 3, 2020, by and among Energy Capital Partners II, LP, Energy Capital Partners II-A, LP, Energy Capital Partners II-C (SMLP IP), LP, Energy Capital Partners II-C (Summit IP), LP, Energy Capital Partners II (Summit Co-Invest), LP and Summit Midstream Management, LLC, as contributors, SMP TopCo, LLC and SMLP Holdings, LLC, as sellers, Summit Midstream Partners, LP, as the acquiror, and, solely for certain purposes set forth therein, Summit Midstream Partners GP, LLC (Incorporated herein by reference to Exhibit 2.1 to SMLP's Current Report on Form 8-K dated May 5, 2020 (Commission File No. 001-35666))

3.1

Fourth Amended and Restated Agreement of Limited Partnership of Summit Midstream Partners, LP, dated May 28, 2020 (Incorporated herein by reference to Exhibit 3.1 to SMLP’s Current Report on Form 8-K dated June 2, 2020 (Commission File No. 001-35666))

3.2

Second Amended and Restated Limited Liability Company Agreement of Summit Midstream GP, LLC, dated May 28, 2020 (Incorporated herein by reference to Exhibit 3.2 to SMLP's Current Report on Form 8-K filed June 2, 2020 (Commission File No. 001-35666))

3.3

Certificate of Limited Partnership of Summit Midstream Partners, LP (Incorporated herein by reference to Exhibit 3.1 to SMLP's Form S-1 Registration Statement dated August 21, 2012 (Commission File No. 333-183466))

3.4	Certificate of Formation of Summit Midstream GP, LLC (Incorporated herein by reference to Exhibit 3.4 to SMLP's Form S-1 Registration Statement dated August 21, 2012 (Commission File No. 333-183466))
10.1

Term Loan Credit Agreement, dated May 28, 2020, by and among Summit Midstream Holdings, LLC, as borrower, SMP TopCo, LLC, as lender and administrative agent and Mizuho Bank (USA), as collateral agent (Incorporated herein by reference to Exhibit 10.1 to SMLP’s Current Report on Form 8-K dated June 2, 2020 (Commission File No. 001-35666))

10.2

Term Loan Credit Agreement, dated May 28, 2020, by and among Summit Midstream Holdings, LLC, as borrower, SMLP Holdings, LLC, as lender, SMP TopCo, LLC, as administrative agent and Mizuho Bank (USA), as collateral agent (Incorporated herein by reference to Exhibit 10.2 to SMLP’s Current Report on Form 8-K dated June 2, 2020 (Commission File No. 001-35666))

10.3

Guarantee and Collateral Agreement, dated May 28, 2020, by and among Summit Midstream Holdings, LLC, Summit Midstream Partners, LP, the subsidiaries listed therein and Mizuho Bank (USA), as collateral agent, relating to the ECP NewCo Term Loan Credit Agreement (Incorporated herein by reference to Exhibit 10.3 to SMLP’s Current Report on Form 8-K dated June 2, 2020 (Commission File No. 001-35666))

10.4

Guarantee and Collateral Agreement, dated May 28, 2020, by and among Summit Midstream Holdings, LLC, Summit Midstream Partners, LP, the subsidiaries listed therein and Mizuho Bank (USA), as collateral agent, relating to the ECP Holdings Term Loan Credit Agreement (Incorporated herein by reference to Exhibit 10.4 to SMLP’s Current Report on Form 8-K dated June 2, 2020 (Commission File No. 001-35666))

10.5

Pari Passu Intercreditor Agreement, dated as of May 28, 2020, among Wells Fargo Bank, National Association, as Revolving Credit Facility Collateral Agent, Mizuho Bank (USA), as NewCo Term Loan Collateral Agent and SMLP Holdings Term Loan Collateral Agent, Summit Midstream Holdings, LLC and other grantors from time to time party thereto (Incorporated herein by reference to Exhibit 10.5 to SMLP’s Current Report on Form 8-K dated June 2, 2020 (Commission File No. 001-35666))

10.6

Warrant to Purchase Common Units, dated May 28, 2020, from Summit Midstream Partners, LP to SMP TopCo, LLC (Incorporated herein by reference to Exhibit 10.6 to SMLP’s Current Report on Form 8-K dated June 2, 2020 (Commission File No. 001-35666))

10.7

Warrant to Purchase Common Units, dated May 28, 2020, from Summit Midstream Partners, LP to SMLP Holdings, LLC (Incorporated herein by reference to Exhibit 10.7 to SMLP’s Current Report on Form 8-K dated June 2, 2020 (Commission File No. 001-35666))

10.8

Operation and Management Services Agreement, dated May 28, 2020, by and among Summit Midstream Partners, LP and Summit Operating Services Company, LLC (Incorporated herein by reference to Exhibit 10.8 to SMLP’s Current Report on Form 8-K dated June 2, 2020 (Commission File No. 001-35666))

10.9

Term Loan Agreement, dated as of March 21, 2017, among Summit Midstream Partners Holdings, LLC, as borrower, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent (Incorporated herein by reference to Exhibit 10.9 to SMLP’s Current Report on Form 8-K dated June 2, 2020 (Commission File No. 001-35666))

10.10

Guarantee and Collateral Agreement, dated as of March 21, 2017, by and among Summit Midstream Partners Holdings, LLC, as grantor, Summit Midstream Partners, LLC, as pledgor and grantor and Credit Suisse AG, Cayman Islands Branch, as collateral agent (Incorporated herein by reference to Exhibit 10.10 to SMLP’s Current Report on Form 8-K dated June 2, 2020 (Commission File No. 001-35666))

10.11	*	Amendment to Warrants to Purchase Common Units, dated August 7, 2020, by and among Summit Midstream Partners, LP, SMP TopCo, LLC and SMLP Holdings, LLC
22.1

Summit Midstream Partners, LP Subsidiary Issuers and Guarantors of Registered Securities (Incorporated herein by reference to Exhibit 22.1 to SMLP's Report on Form 10-Q filed May 8, 2020 (Commission File No. 001-35666)

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

Summit Midstream Partners, LP

(Registrant)

By: Summit Midstream GP, LLC (its General Partner)

August 7, 2020	/s/ Marc D. Stratton

Marc D. Stratton, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)