Form 10-K/A
period 2020-12-31
Summit Midstream Partners, LP
filed 2021-04-26
CIK 1549922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-K/A
Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission file number:
001-35666

Summit Midstream Partners, LP
(Exact name of registrant as specified in its charter)

Delaware	45-5200503
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

910 Louisiana Street, Suite 4200 Houston, TX	77002
(Address of principal executive offices)	(Zip Code)
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
DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE
This Amendment No. 1 on Form
10-K/A
(this “Amendment No. 1”) amends the Annual Report on Form
10-K
of Summit Midstream Partners, LP (the “Partnership”) for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2021 (the “Original Form
10-K”).
This Amendment No. 1 is being filed for the sole purpose of filing the correct version of Exhibit 4.1, Description of Common Units. The Partnership inadvertently filed an incorrect version of Exhibit 4.1 with the Original Form
10-K.
This Amendment No. 1 consists solely of the preceding cover page, this explanatory note, the information required by Item 15 of Form
10-K,
a signature page and new certifications by our principal executive officer and principal financial officer as required by Item 15 of Part IV. In accordance with Rule
12b-15
promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 15 of the Original Form
10-K
has been amended and restated in its entirety. No other items or sub-items
of the Original Form
10-K
are being amended or restated by this Amendment No. 1.
Except as otherwise expressly noted herein, this Amendment No. 1 does not amend, update or change any other items or disclosures contained in the Original Form
10-K,
and accordingly, this Amendment No. 1 does not reflect or purport to reflect any information or events occurring after the filing date of the Original Form
10-K
or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form
10-K
and the Partnership’s other filings with the SEC.

Item 15. Exhibits, Financial Statement Schedules.
(a)(1) Financial Statements
No financial statements are filed with the Amendment No. 1. These items were included as part of the Original Form
10-K.
(2) Financial Statement Schedules
None.
(3) Exhibit Index
The exhibits listed on the accompanying Exhibit Index are filed as part of, or incorporated by reference into, this Annual Report.

Exhibit number		Description
2.1
Purchase Agreement, dated May 3, 2020, by and among Energy Capital Partners II, LP, Energy Capital Partners II-A, LP, Energy Capital Partners II-C (SMLP IP), LP, Energy Capital Partners II-C (Summit IP), LP, Energy Capital Partners II (Summit Co-Invest), LP and Summit Midstream Management, LLC, as contributors, SMP TopCo, LLC and SMLP Holdings, LLC, as sellers, Summit Midstream Partners, LP, as the acquiror, and, solely for certain purposes set forth therein, Summit Midstream Partners GP, LLC (Incorporated herein by reference to Exhibit 2.1 to SMLP’s Current Report on Form 8-K dated May 5, 2020 (Commission File No. 001-35666))

3.1
Fourth Amended and Restated Agreement of Limited Partnership of Summit Midstream Partners, LP, dated May 28, 2020 (Incorporated herein by reference to Exhibit 3.1 to SMLP’s Current Report on Form 8-K dated June 2, 2020 (Commission File No. 001-35666))

3.2
Second Amended and Restated Limited Liability Company Agreement of Summit Midstream GP, LLC, dated May 28, 2020 (Incorporated herein by reference to Exhibit 3.2 to SMLP’s Current Report on Form 8-K filed June 2, 2020 (Commission File No. 001-35666))

3.3
Certificate of Limited Partnership of Summit Midstream Partners, LP (Incorporated herein by reference to Exhibit 3.1 to SMLP’s Form S-1 Registration Statement dated August 21, 2012 (Commission File No. 333-183466))

3.4		Certificate of Formation of Summit Midstream GP, LLC (Incorporated herein by reference to Exhibit 3.4 to SMLP’s Form S-1 Registration Statement dated August 21, 2012 (Commission File No. 333-183466))
4.1	†	Description of Common Units
4.2
Investor Rights Agreement, dated as of October 3, 2012, by and among EFS-S, LLC, Summit Midstream GP, LLC and Summit Midstream Partners, LLC (Incorporated herein by reference to Exhibit 4.1 to SMLP’s Current Report on Form 8-K dated October 4, 2012 (Commission File No. 001-35666))

10.1
Strict Foreclosure Agreement, dated November 17, 2020, by and among Summit Midstream Partners Holdings, LLC, Summit Midstream Partners, LLC and Credit Suisse AG, Cayman Islands Branch (Incorporated herein by reference to Exhibit 10.1 to SMLP’s Current Report on Form 8-K dated November 17, 2020 (Commission File No. 001-35666))

10.2
General Assignment and Bill of Sale, dated November 17, 2020, by Summit Midstream Partners Holdings, LLC and Summit Midstream Partners, LLC (Incorporated herein by reference to Exhibit 10.2 to SMLP’s Current Report on Form 8-K dated November 17, 2020 (Commission File No. 001-35666))

10.3
Mutual Release Agreement, dated November 17, 2020, by and among Summit Midstream Partners Holdings, LLC, Summit Midstream Partners, LLC, the lenders party thereto, and Credit Suisse AG, Cayman Islands Branch (Incorporated herein by reference to Exhibit 10.3 to SMLP’s Current Report on Form 8-K dated November 17, 2020 (Commission File No. 001-35666)).

10.4
Term Loan Credit Agreement, dated May 28, 2020, by and among Summit Midstream Holdings, LLC, as borrower, SMP TopCo, LLC, as lender and administrative agent and Mizuho Bank (USA), as collateral agent (Incorporated herein by reference to Exhibit 10.1 to SMLP’s Current Report on Form 8-K dated June 2, 2020 (Commission File No. 001-35666))

10.5
Term Loan Credit Agreement, dated May 28, 2020, by and among Summit Midstream Holdings, LLC, as borrower, SMLP Holdings, LLC, as lender, SMP TopCo, LLC, as administrative agent and Mizuho Bank (USA), as collateral agent (Incorporated herein by reference to Exhibit 10.2 to SMLP’s Current Report on Form 8-K dated June 2, 2020 (Commission File No. 001-35666))

10.6
Guarantee and Collateral Agreement, dated May 28, 2020, by and among Summit Midstream Holdings, LLC, Summit Midstream Partners, LP, the subsidiaries listed therein and Mizuho Bank (USA), as collateral agent, relating to the ECP NewCo Term Loan Credit Agreement (Incorporated herein by reference to Exhibit 10.3 to SMLP’s Current Report on Form 8-K dated June 2, 2020 (Commission File No. 001-35666))

10.7
Guarantee and Collateral Agreement, dated May 28, 2020, by and among Summit Midstream Holdings, LLC, Summit Midstream Partners, LP, the subsidiaries listed therein and Mizuho Bank (USA), as collateral agent, relating to the ECP Holdings Term Loan Credit Agreement (Incorporated herein by reference to Exhibit 10.4 to SMLP’s Current Report on Form 8-K dated June 2, 2020 (Commission File No. 001-35666))

10.8
Pari Passu Intercreditor Agreement, dated as of May 28, 2020, among Wells Fargo Bank, National Association, as Revolving Credit Facility Collateral Agent, Mizuho Bank (USA), as NewCo Term Loan Collateral Agent and SMLP Holdings Term Loan Collateral Agent, Summit Midstream Holdings, LLC and other grantors from time to time party thereto (Incorporated herein by reference to Exhibit 10.5 to SMLP’s Current Report on Form 8-K dated June 2, 2020 (Commission File No. 001-35666))

10.9
Warrant to Purchase Common Units, dated May 28, 2020, from Summit Midstream Partners, LP to SMP TopCo, LLC (Incorporated herein by reference to Exhibit 10.6 to SMLP’s Current Report on Form 8-K dated June 2, 2020 (Commission File No. 001-35666))

10.10
Warrant to Purchase Common Units, dated May 28, 2020, from Summit Midstream Partners, LP to SMLP Holdings, LLC (Incorporated herein by reference to Exhibit 10.7 to SMLP’s Current Report on Form 8-K dated June 2, 2020 (Commission File No. 001-35666))

10.11
Operation and Management Services Agreement, dated May 28, 2020, by and among Summit Midstream Partners, LP and Summit Operating Services Company, LLC (Incorporated herein by reference to Exhibit 10.8 to SMLP’s Current Report on Form 8-K dated June 2, 2020 (Commission File No. 001-35666))

10.12
Term Loan Agreement, dated as of March 21, 2017, among Summit Midstream Partners Holdings, LLC, as borrower, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent (Incorporated herein by reference to Exhibit 10.9 to SMLP’s Current Report on Form 8-K dated June 2, 2020 (Commission File No. 001-35666))

10.13
Guarantee and Collateral Agreement, dated as of March 21, 2017, by and among Summit Midstream Partners Holdings, LLC, as grantor, Summit Midstream Partners, LLC, as pledgor and grantor and Credit Suisse AG, Cayman Islands Branch, as collateral agent (Incorporated herein by reference to Exhibit 10.10 to SMLP’s Current Report on Form 8-K dated June 2, 2020 (Commission File No. 001-35666))

10.14
Amendment to Warrants to Purchase Common Units, dated August 7, 2020, by and among Summit Midstream Partners, LP, SMP TopCo, LLC and SMLP Holdings, LLC (Incorporated herein by reference to Exhibit 10.11 to SMLP’s Quarterly Report on Form 10-Q for the period ended September 30, 2020 (Commission File No. 001-35666))

10.15
Transaction Support Agreement, dated September 29, 2020, by and among Summit Midstream Partners Holdings, LLC, Summit Midstream Partners, LLC, Summit Midstream Partners, LP and the Initial Directing Lenders listed therein (Incorporated herein by reference to Exhibit 10.1 to SMLP’s Current Report on Form 8-K dated September 30, 2020 (Commission File No. 001-34666))

10.16
Purchase Agreement, dated as of June 12, 2013, by and among Summit Midstream Holdings, LLC, Summit Midstream Finance Corp., Summit Midstream GP, LLC, the Guarantors named therein and the Initial Purchasers named therein (Incorporated herein by reference to Exhibit 1.1 to SMLP’s Current Report on Form 8-K dated June 17, 2013 (Commission File No. 001-35666))

10.17
Purchase and Sale Agreement between Meadowlark Midstream Company, LLC, Tioga Midstream, LLC and Hess North Dakota Pipelines LLC dated as of February 22, 2019 (Incorporated herein by reference to Exhibit 10.1 to SMLP’s Current Report on Form 8-K dated February 26, 2019 (Commission File No. 001-35666))

10.18
Purchase and Sale Agreement between Meadowlark Midstream Company, LLC, Tioga Midstream, LLC and Hess Infrastructure Partners LP dated as of February 22, 2019 (Incorporated herein by reference to Exhibit 10.2 to SMLP’s Current Report on Form 8-K dated February 26, 2019 (Commission File No. 001-35666))

10.19
Indenture, dated as of June 17, 2013, by and among Summit Midstream Holdings, LLC, Summit Midstream Finance Corp., the Guarantors party thereto and U.S. Bank National Association (including form of the 7 1⁄2% senior notes due 2021) (Incorporated herein by reference to Exhibit 4.1 to SMLP’s Current Report on Form 8-K dated June 17, 2013 (Commission File No. 001-35666))

10.20
Registration Rights Agreement, dated as of June 17, 2013, by and among Summit Midstream Holdings, LLC, Summit Midstream Finance Corp., the Guarantors named therein and the Initial Purchasers named therein (Incorporated herein by reference to Exhibit 4.2 to SMLP’s Current Report on Form 8-K dated June 17, 2013 (Commission File No. 001-35666))

10.21
Joinder Agreement, dated as of June 4, 2013, by and among Summit Midstream Holdings, LLC, The Royal Bank of Scotland plc, as Administrative Agent, and the lenders party thereto (Incorporated herein by reference to Exhibit 10.2 to SMLP’s Current Report on Form 8-K dated June 5, 2013 (Commission File No. 001-35666))

10.22
Third Amended and Restated Credit Agreement dated as of May 26, 2017 (Incorporated herein by reference to Exhibit 10.1 to SMLP’s Current Report on Form 8-K dated May 30, 2017 (Commission File No. 001-35666))

10.23
First Amendment to the Third Amended and Restated Credit Agreement dated as of September 22, 2017 (Incorporated herein by reference to Exhibit 10.7 to SMLP’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (Commission File No. 001-35666))

10.24
Second Amendment to Third Amended and Restated Credit Agreement dated as of June 26, 2019 (Incorporated herein by reference to Exhibit 10.2 to SMLP’s Quarterly Report on Form 10-Q dated August 9, 2019 (Commission File No. 001-35666))

10.25
Third Amendment to Third Amended and Restated Credit Agreement and Second Amendment to Second Amended and Restated Guarantee and Collateral Agreement dated as of December 24, 2019 (Incorporated by reference to Exhibit 10.11 to SMLP’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (Commission File No. 001-35666))

10.26
Fourth Amendment to Third Amended and Restated Credit Agreement and Third Amendment to Second Amended and Restated Guarantee and Collateral Agreement, dated as of December 18, 2020, by and among Summit Midstream Holdings, LLC, each of the other Loan Parties party thereto, Wells Fargo Bank, National Association, as administrative and collateral agent and the Lenders party thereto (Incorporated herein by reference to Exhibit 10.1 to SMLP’s Current Report on Form 8-K dated December 18, 2020 (Commission File No. 01-35666))

10.27
Amended and Restated Limited Liability Company Agreement of Summit Permian Transmission Holdco, LLC, dated as of December 24, 2019 (Incorporated by reference to Exhibit 10.12 to SMLP’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (Commission File No. 001-35666))

10.28
Amended and Restated Guarantee and Collateral Agreement dated as of November 1, 2013 (Incorporated herein by reference to Exhibit 10.7 to SMLP’s 2013 Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (Commission File No. 001-35666))

10.29
Base Indenture, dated as of July 15, 2014, by and among Summit Midstream Holdings, LLC, Summit Midstream Finance Corp. and U.S. Bank National Association (Incorporated herein by reference to Exhibit 4.1 to SMLP’s Current Report on Form 8-K dated July 9, 2014 (Commission File No. 001-35666))

10.30
First Supplemental Indenture, dated as of July 15, 2014, by and among Summit Midstream Holdings, LLC, Summit Midstream Finance Corp., the Guarantors party thereto and U.S. Bank National Association (including form of the 5 1⁄2% senior notes due 2022) (Incorporated herein by reference to Exhibit 4.2 to SMLP’s Current Report on Form 8-K dated July 9, 2014 (Commission File No. 001-35666))

10.31
Second Supplemental Indenture, dated as of February 15, 2017, by and among Summit Midstream Holdings, LLC, Summit Midstream Finance Corp., the Guarantors party thereto and U.S. Bank National Association (including form of the 5.75% senior notes due 2025) (Incorporated herein by reference to Exhibit 4.2 to SMLP’s Current Report on Form 8-K dated February 17, 2017 (Commission File No. 001-35666))

10.32
Equity Distribution Agreement, dated June 12, 2015, among the Partnership, the General Partner, the Operating Company, Citigroup Global Markets Inc., Deutsche Bank Securities Inc. and RBC Capital Markets, LLC. (Incorporated herein by reference to Exhibit 1.1 to SMLP’s Current Report on Form 8-K dated June 12, 2015 (Commission File No. 001-35666))

10.33
Contribution Agreement between Summit Midstream Partners Holdings, LLC and Summit Midstream Partners, LP dated as of February 25, 2016 (Incorporated herein by reference to Exhibit 10.1 to SMLP’s Form 8-K filed March 1, 2016 (Commission File No. 001-35666))

10.34
Amendment to Contribution Agreement between Summit Midstream Partners Holdings, LLC and Summit Midstream Partners, LP dated February 25, 2019 (Incorporated herein by reference to Exhibit 10.3 to SMLP’s Current Report on Form 8-K dated February 26, 2019 (Commission File No. 001-35666))

10.35
Amendment No. 2 to Contribution Agreement between Summit Midstream Partners Holdings, LLC and Summit Midstream Partners, LP dated November 7, 2019 (Incorporated herein by reference to Exhibit 10.1 to SMLP’s Current Report on Form 8-K dated November 8, 2019 (Commission File No. 001-35666))

10.36
Amendment No. 3 to Contribution Agreement, dated November 17, 2020, by and between Summit Midstream Partners Holdings, LLC and Summit Midstream Partners, LP (Incorporated herein by reference to Exhibit 10.4 to SMLP’s Current Report on Form 8-K dated November 17, 2020 (Commission File No. 001-35666))

10.37
Equity Restructuring Agreement by and among Summit Midstream Partners, LP, Summit Midstream GP, LLC and Summit Midstream Partners Holdings, LLC dated as of February 25, 2019 (Incorporated herein by reference to Exhibit 10.4 to SMLP’s Current Report on Form 8-K dated February 26, 2019 (Commission File No. 001-35666))

10.38	*
Amendment No. 1 to Employment Agreement, dated December 1, 2015, effective August 4, 2017, by and between Summit Midstream Partners, LLC and Leonard Mallett (Incorporated herein by reference to Exhibit 10.2 to SMLP’s Current Report on Form 8-K dated August 8, 2017 (Commission File No. 001-35666))

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

10.41	*
Amended and Restated Employment Agreement, effective September 1, 2020, by and between Summit Midstream Partners, LLC and Marc D. Stratton (Incorporated herein by reference to Exhibit 10.41 to SMLP’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (Commission File No. 001-35666))

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
Award Agreement by and between Summit Midstream GP, LLC, Summit Midstream Partners, LP and Leonard Mallett (Incorporated herein by reference to Exhibit 10.2 to SMLP’s Current Report on Form 8-K filed November 17, 2015 (Commission File No. 001-35666))

10.48	*
Summit Midstream Partners, LP 2012 Long-Term Incentive Plan Phantom Unit Agreement (Incorporated herein by reference to Exhibit 10.1 to SMLP’s Current Report on Form 8-K filed March 17, 2014 (Commission File No. 001-35666))

10.49	*	Form of Director Unit Award Agreement (Incorporated herein by reference to Exhibit 10.3 to SMLP’s Current Report on Form 8-K filed October 4, 2012 (Commission File No. 001-35666))
10.50	*
Summit Midstream Partners, LLC Deferred Compensation Plan effective as of July 1, 2013 (Incorporated herein by reference to Exhibit 4.3 to SMLP’s Form S-8 Registration Statement dated June 28, 2013 (Commission File No. 333-189684))

21.1		List of Subsidiaries (Incorporated herein by reference to Exhibit 21.1 to SMLP’s Form 8-K filed August 10, 2020 (Commission File No. 001-35666))
22.1
Summit Midstream Partners, LP Subsidiary Issuers and Guarantors of Registered Securities (Incorporated herein by reference to Exhibit 22.1 to SMLP’s Report on Form 10-Q filed May 8, 2020 (Commission File No. 001-35666)).

23.1	+	Consent of Deloitte & Touche LLP - Summit Midstream Partners, LP
23.2	+	Consent of PricewaterhouseCoopers LLP - Ohio Gathering Company, L.L.C.
31.1	+	Rule 13a-14(a)/15d-14(a) Certification, executed by Heath Deneke, President, Chief Executive Officer and Director
31.2	+	Rule 13a-14(a)/15d-14(a) Certification, executed by Marc D. Stratton, Executive Vice President and Chief Financial Officer
31.3	†	Rule 13a-14(a)/15d-14(a) Certification, executed by Heath Deneke, President, Chief Executive Officer and Director
31.4	†	Rule 13a-14(a)/15d-14(a) Certification, executed by Marc D. Stratton, Executive Vice President and Chief Financial Officer
32.1	+
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Heath Deneke, President, Chief Executive Officer and Director, and Marc D. Stratton, Executive Vice President and Chief Financial Officer

99.1	+	Ohio Gathering Company, L.L.C. Financial Statements as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017
101.INS	**+	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	**+	Inline XBRL Taxonomy Extension Schema
101.CAL	**+	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	**+	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	**+	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	**+	Inline XBRL Taxonomy Extension Presentation Linkbase
104		Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this report.
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

+	Previously filed with the Original Form 10-K.
†	Filed herewith.
(c)	Financial Statement Schedules
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Summit Midstream Partners, LP
(Registrant)

By: Summit Midstream GP, LLC (its General Partner)

April 26, 2021	/s/ MARC D. STRATTON
Marc D. Stratton, Executive Vice President and Chief Financial
Officer (Principal Financial and Accounting Officer)