Form 10-Q
period 2021-03-31
Summit Midstream Partners, LP
filed 2021-05-07
CIK 1549922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	As of April 30, 2021
Common Units	6,744,736 units

COMMONLY USED OR DEFINED TERMS

2016 Drop Down

the Partnership's March 3, 2016 acquisition from SMP Holdings of substantially all of (i) the issued and outstanding membership interests in Summit Utica,

    Meadowlark Midstream and Tioga Midstream and (ii) SMP Holdings’ 40%

    ownership interest in Ohio Gathering

2022 Senior Notes	Summit Holdings' and Finance Corp.’s 5.5% senior unsecured notes due August 2022
2025 Senior Notes	Summit Holdings' and Finance Corp.’s 5.75% senior unsecured notes due April 2025
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bison Midstream	Bison Midstream, LLC
Board of Directors	the board of directors of our General Partner
condensate	a natural gas liquid with a low vapor pressure, mainly composed of propane, butane, pentane and heavier hydrocarbon fractions
Deferred Purchase Price Obligation	the deferred payment liability recognized in connection with the 2016 Drop Down, as subsequently amended; also referred to as DPPO
DFW Midstream	DFW Midstream Services LLC
DJ Basin	Denver-Julesburg Basin
Double E	Double E Pipeline, LLC
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
Guarantor Subsidiaries

Bison Midstream and its subsidiaries, Grand River and its subsidiaries, DFW

    Midstream, Summit Marketing, Summit Permian, Permian Finance, OpCo,

    Summit Utica, Meadowlark Midstream, Summit Permian II and Mountaineer

    Midstream

hub	geographic location of a storage facility and multiple pipeline interconnections
LIBOR	London Interbank Offered Rate
Mbbl/d	one thousand barrels per day
Meadowlark Midstream	Meadowlark Midstream Company, LLC
MMcf/d	one million cubic feet per day
Mountaineer Midstream	Mountaineer Midstream Company, LLC
MVC	minimum volume commitment
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

Permian Transmission Credit Facility

Credit Agreement, dated as of March 8, 2021, among Summit Permian Transmission, LLC,

    as borrower, MUFG Bank Ltd., as administrative agent, Mizuho Bank (USA),

    as collateral agent, ING Capital LLC, Mizuho Bank, Ltd. and MUFG Union Bank, N.A.,

    as L/C issuers, coordinating lead arrangers and joint bookrunners, and the lenders from time to time party thereto

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

    Agreement dated as of September 22, 2017, the Second Amendment to Third

    Amended and Restated Credit Agreement dated as of June 26, 2019,

    the Third Amendment to Third Amended and Restated Credit Agreement

    dated as of December 24, 2019 and the Fourth Amendment to Third

    Amended and Restated Credit Agreement dated as of December 18, 2020

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
	(In thousands, except unit amounts)
ASSETS
Cash and cash equivalents	$16,233	$15,544
Restricted cash	8,067	—
Accounts receivable, net	54,301	61,932
Other current assets	12,167	4,623
Total current assets	90,768	82,099
Property, plant and equipment, net	1,788,222	1,817,546
Intangible assets, net	192,378	199,566
Investment in equity method investees	394,405	392,740
Other noncurrent assets	6,792	7,866
TOTAL ASSETS	$2,472,565	$2,499,817

LIABILITIES AND CAPITAL
Trade accounts payable	$15,873	$11,878
Accrued expenses	11,666	13,036
Deferred revenue	10,017	9,988
Ad valorem taxes payable	7,589	9,086
Accrued compensation and employee benefits	4,481	9,658
Accrued interest	8,512	8,007
Accrued environmental remediation	1,885	1,392
Other current liabilities	14,682	5,363
Total current liabilities	74,705	68,408
Long-term debt	1,304,918	1,347,326
Noncurrent deferred revenue	47,644	48,250
Noncurrent accrued environmental remediation	1,368	1,537
Other noncurrent liabilities	21,700	21,747
Total liabilities	1,450,335	1,487,268
Commitments and contingencies (Note 13)

Mezzanine Capital
Subsidiary Series A Preferred Units (86,802 and 85,308 units issued and outstanding at March 31, 2021 and December 31, 2020, respectively)	93,590	89,658

Partners' Capital
Series A Preferred Units (162,109 units issued and outstanding at March 31, 2021 and December 31, 2020)	178,712	174,425
Common limited partner capital (6,206,021 and 6,110,092 units issued and outstanding at March 31, 2021 and December 31, 2020, respectively)	749,928	748,466
Total partners' capital	928,640	922,891
TOTAL LIABILITIES AND CAPITAL	$2,472,565	$2,499,817

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2021	2020
	(In thousands, except per-unit amounts)
Revenues:
Gathering services and related fees	$70,348	$83,792
Natural gas, NGLs and condensate sales	20,763	13,780
Other revenues	8,207	7,331
Total revenues	99,318	104,903
Costs and expenses:
Cost of natural gas and NGLs	20,476	8,225
Operation and maintenance	16,593	21,811
General and administrative	10,344	16,561
Depreciation and amortization	28,511	29,666
Transaction costs	—	11
(Gain) loss on asset sales, net	(136)	115
Long-lived asset impairments	1,492	3,821
Total costs and expenses	77,280	80,210
Other income (expense), net	55	(427)
Interest expense	(13,953)	(23,828)
Loss on ECP Warrants and other	(1,481)	—
Income before income taxes and equity method investment income	6,659	438
Income tax benefit	14	13
Income from equity method investees	2,315	3,311
Net income	$8,988	$3,762
Net income attributable to Subsidiary Series A Preferred Units	(3,932)	(945)
Net loss attributable to noncontrolling interest	—	1,881
Net income attributable to Summit Midstream Partners, LP	$5,056	$4,698
Less: net income attributable to Series A Preferred Units	(4,287)	(7,125)
Net income (loss) attributable to common limited partners	$769	$(2,427)

Net income (loss) per limited partner unit:
Common unit – basic	$0.13	$(0.80)
Common unit – diluted	$0.12	$(0.80)

Weighted-average limited partner units outstanding:
Common units – basic	6,125	3,021
Common units – diluted	6,260	3,021

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

	Noncontrolling Interest		Partners' Capital
	Series A Preferred Units	Common Noncontrolling Interests	Series A Preferred Units	Partners' Capital	Total
	(In thousands)
Partners' capital, January 1, 2021	$—	$—	$174,425	$748,466	$922,891
Net income	—	—	4,287	769	5,056
Unit-based compensation	—	—	—	1,967	1,967
Tax withholdings and associated payments on vested SMLP LTIP awards	—	—	—	(1,274)	(1,274)
Partners' capital, March 31, 2021	$—	$—	$178,712	$749,928	$928,640

	Noncontrolling Interest		Partners' Capital
	Series A Preferred Units	Common Noncontrolling Interests	Series A Preferred Units	Partners' Capital	Total
	(In thousands)
Partners' capital, January 1, 2020	$293,616	$186,070	$—	$305,550	$785,236
Net income (loss)	7,125	(1,881)	—	(2,427)	2,817
Net cash distributions to SMLP unitholders	—	(6,037)	—	—	(6,037)
Unit-based compensation	—	2,723	—	—	2,723
Effect of common unit issuances under SMLP LTIP	—	2,322	—	(2,322)	—
Tax withholdings and associated payments on vested SMLP LTIP awards	—	(984)	—	—	(984)
Partners' capital, March 31, 2020	$300,741	$182,213	$—	$300,801	$783,755

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Cash flows from operating activities:
Net income	$8,988	$3,762
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	28,746	29,900
Noncash lease expense	289	473
Amortization of debt issuance costs	1,717	1,582
Unit-based and noncash compensation	1,967	2,723
Income from equity method investees	(2,315)	(3,311)
Distributions from equity method investees	6,268	7,494
(Gain) loss on asset sales, net	(136)	115
Loss on ECP Warrants and other	1,481	—
Long-lived asset impairment	1,492	3,821
Changes in operating assets and liabilities:
Accounts receivable	7,592	18,470
Trade accounts payable	4,544	3,973
Accrued expenses	(1,546)	(138)
Deferred revenue, net	(576)	5,161
Ad valorem taxes payable	(1,497)	(4,781)
Accrued interest	504	3,059
Accrued environmental remediation, net	324	(17)
Other, net	(6,412)	(2,085)
Net cash provided by operating activities	51,430	70,201
Cash flows from investing activities:
Capital expenditures	(2,610)	(18,583)
Proceeds from asset sale	8,000	—
Investment in Double E equity method investee	(5,619)	(58,033)
Other, net	—	217
Net cash used in investing activities	(229)	(76,399)
Cash flows from financing activities:
Net cash distributions to noncontrolling interest SMLP unitholders	—	(6,037)
Borrowings under Revolving Credit Facility	—	55,000
Repayments on Revolving Credit Facility	(55,000)	(34,000)
Borrowings under Permian Transmission Credit Facility	17,500	—
Repayments on SMPH Term Loan before TL Restructuring	—	(750)
Proceeds from issuance of Subsidiary Series A preferred units, net of issuance costs	—	33,946
Debt issuance costs	(4,909)	(101)
Proceeds from asset sale	143	—
Other, net	(179)	(1,401)
Net cash provided by (used in) financing activities	(42,445)	46,657
Net change in cash, cash equivalents and restricted cash	8,756	40,459
Cash, cash equivalents and restricted cash, beginning of period	15,544	36,922
Cash, cash equivalents and restricted cash, end of period	$24,300	$77,381

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

GP Buy-In Transaction. On May 28, 2020, the Partnership closed the transactions contemplated by the Purchase Agreement (the “Purchase Agreement”), dated May 3, 2020, with affiliates of its sponsor at that time, Energy Capital Partners II, LLC (“ECP”), to acquire Summit Investments, the parent company of the General Partner. The acquisition of Summit Investments resulted in the Partnership acquiring (a) 2.3 million SMLP common units (34.6 million SMLP common units prior to the Partnership’s 1-for-15 reverse unit split of its common units, effective November 9, 2020 (the “Reverse Unit Split”)) that were pledged as collateral under the SMPH Term Loan, (b) 0.7 million SMLP common units (10.7 million SMLP common units prior to the Reverse Unit Split) that were not pledged as collateral under the SMPH Term Loan and (c) a deferred purchase price obligation receivable owed by the Partnership. In addition, the Partnership acquired 0.4 million SMLP common units held by an affiliate of ECP. The total purchase price was $35.0 million in cash and warrants giving ECP the right to purchase up to 0.7 million SMLP common units (10.0 million SMLP common units prior to the Reverse Unit Split) (refer to Note 9 – Partners’ Capital and Mezzanine Capital for additional details). Pursuant to the Purchase Agreement, the Partnership assumed the liabilities stemming from the release of produced water from a produced water pipeline operated by Meadowlark Midstream, a subsidiary of the Partnership, that occurred near Williston, North Dakota and was discovered on January 6, 2015. These transactions are collectively referred to as the “GP Buy-In Transaction.”

As a result of the GP Buy-In Transaction, the Partnership indirectly owns its General Partner. Following the closing of the GP Buy-In Transaction, the Partnership retired 1.1 million SMLP common units (16.6 million common units prior to the Reverse Unit Split) it acquired that were not pledged as collateral under the SMPH Term Loan. On November 17, 2020, the Partnership issued the 2.3 million SMLP common units (34.6 million common units prior to the Reverse Unit Split) that were pledged as collateral under the SMPH Term Loan as partial consideration for a consensual debt discharge and restructuring (the “TL Restructuring”) of its SMP Holdings’ $155.2 million term loan (“SMPH Term Loan”). SMP Holdings is a wholly-owned subsidiary of Summit Investments.

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

Business Operations. The Partnership provides natural gas gathering, compression, treating and processing services as well as crude oil and produced water gathering services pursuant to primarily long-term, fee-based agreements with its customers. The Partnership’s results are primarily driven by the volumes of natural gas that it gathers, compresses, treats and/or processes as well as by the volumes of crude oil and produced water that it gathers. Other than the Partnership’s investments in Double E and Ohio Gathering, all of its business activities are conducted through wholly owned operating subsidiaries.

Presentation and Consolidation. The Partnership prepares its condensed consolidated financial statements in accordance with GAAP as established by the FASB and pursuant to the rules and regulations of the SEC pertaining to interim financial information. The condensed consolidated financial statements contained in this report include all normal and recurring material adjustments that, in the opinion of management, are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented herein. The Partnership makes estimates and assumptions that affect the reported amounts of assets and liabilities at the balance sheet dates, including fair value measurements, the reported amounts of revenues and expenses and the disclosure of commitments and contingencies. Although management believes these estimates are reasonable, actual results could differ from its estimates.

The condensed consolidated financial statements contained in this report include the assets, liabilities and results of operations of SMLP and its subsidiaries. All intercompany transactions among the consolidated entities have been eliminated in consolidation. Comprehensive income or loss is the same as net income or loss for all periods presented.

Risks and Uncertainties.  The Partnership is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business, including how it has impacted and will impact its customers, employees, supply chain and distribution network. The Partnership is unable to predict the ultimate impact that COVID-19 may have on its business, future results of operations, financial position or cash flows.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ISSUED ACCOUNTING STANDARDS APPLICABLE TO THE PARTNERSHIP

Except for the below, there have been no changes to the Partnership’s significant accounting policies since December 31, 2020.

Cash, Cash Equivalents and Restricted Cash. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash that is held by a major bank and has restrictions on its availability to the Partnership is classified as restricted cash. The restricted cash balance of $8.1 million at March 31, 2021 is related to proceeds from the Permian Transmission Credit Facility, which can be used to finance Permian Transmission’s capital calls associated with its investment in Double E, for debt service or other general corporate purposes. See Note 7 - Debt for additional information.

Interest Rate Swaps. Interest rate swap agreements are reported as either assets or liabilities on the consolidated balance sheet at fair value. Interest rate swap agreements are not designated as cash-flow hedges, and accordingly, the changes in the fair value are recorded in earnings. The Partnership does not use interest rate swap agreements for speculative purposes.

New accounting standards recently implemented.

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

New accounting standards not yet implemented.

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

3. REVENUE

Performance obligations.  The following table presents estimated revenue expected to be recognized during the remainder of 2021 and over the remaining contract period related to performance obligations that are unsatisfied and are comprised of estimated minimum volume commitments.

	2021	2022	2023	2024	2025	Thereafter

Gathering services and related fees	$74,014	$84,215	$66,330	$49,872	$32,996	$22,078

Revenue by Category.  In the following table, revenue is disaggregated by geographic area and major products and services.  For more detailed information about reportable segments, see Note 15 – Segment Information.

	Three Months Ended March 31, 2021
	Gathering services and related fees	Natural gas, NGLs and condensate sales	Other revenues	Total
	(in thousands)
Reportable Segments:
Utica Shale	$8,572	$—	$—	$8,572
Williston Basin	12,633	12,227	4,506	29,366
DJ Basin	6,263	110	704	7,077
Permian Basin	2,199	6,518	116	8,833
Piceance Basin	24,784	1,853	1,177	27,814
Barnett Shale	9,696	55	1,061	10,812
Marcellus Shale	6,201	—	—	6,201
Total reportable segments	70,348	20,763	7,564	98,675
All other segments	—	—	643	643
Total	$70,348	$20,763	$8,207	$99,318

	Three Months Ended March 31, 2020
	Gathering services and related fees	Natural gas, NGLs and condensate sales	Other revenues	Total
	(in thousands)
Reportable Segments:
Utica Shale	$6,962	$—	$—	$6,962
Williston Basin	23,797	4,324	3,142	31,263
DJ Basin	6,855	70	1,034	7,959
Permian Basin	2,311	4,512	187	7,010
Piceance Basin	27,189	1,003	1,065	29,257
Barnett Shale	10,443	3,871	1,260	15,574
Marcellus Shale	6,235	—	—	6,235
Total reportable segments	83,792	13,780	6,688	104,260
All other segments	—	—	643	643
Total	$83,792	$13,780	$7,331	$104,903

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

2021
(In thousands)
Contract assets, January 1,	$2,026
Additions	2,840
Transfers out	(973)
Contract assets, March 31,	$3,893

As of March 31, 2021, receivables with customers totaled $48.3 million and contract assets totaled $3.9 million and were included in the accounts receivable caption on the unaudited condensed consolidated balance sheets.

As of December 31, 2020, receivables with customers totaled $57.5 million and contract assets totaled $2.0 million which were included in the accounts receivable caption on the unaudited condensed consolidated balance sheets.

Contract liabilities (deferred revenue) relate to the advance consideration received from customers primarily for contributions in aid of construction. The Partnership recognizes contract liabilities under these arrangements in revenue over the contract period. For the three months ended March 31, 2021 and 2020, the Partnership recognized $1.1 million and $2.4 million of gathering services and related fees, respectively, which were included in the contract liability balance as of the beginning of the period. See Note 6 – Deferred Revenue for additional details.

4. PROPERTY, PLANT AND EQUIPMENT, NET

Details of the Partnership’s property, plant and equipment follows.

	March 31, 2021	December 31, 2020
	(In thousands)
Gathering and processing systems and related equipment	$2,215,053	$2,213,501
Construction in progress	51,071	60,443
Land and line fill	10,440	10,440
Other	61,315	61,340
Total	2,337,879	2,345,724
Less: accumulated depreciation	(549,657)	(528,178)
Property, plant and equipment, net	$1,788,222	$1,817,546

Depreciation expense and capitalized interest for the Partnership follows.
	Three Months Ended March 31,
	2021	2020
	(In thousands)
Depreciation expense	$21,466	$21,698
Capitalized interest	$1,060	$491

5. EQUITY METHOD INVESTMENTS

Double E. The Partnership is responsible for leading the development, permitting and construction of the Double E Project. During the three month periods ended March 31, 2021 and 2020, the Partnership made cash investments of $5.6 million and $58.0 million, respectively, in the Double E Project. Other than the investment activity noted above, Double E did not have any results of operations for the three months ended March 31, 2021, given that the Double E Project is currently under development.

Ohio Gathering. As of March 31, 2021 and December 31, 2020, the Partnership’s ownership interest in Ohio Gathering was 38.0% and 38.2%, respectively. A reconciliation of the difference between the carrying amount of the Partnership’s interest in Ohio Gathering and the Partnership’s underlying investment per Ohio Gathering's books and records is provided in the table below as of March 31, 2021.

2021
(In thousands)
Investment in Ohio Gathering, March 31,	$256,430
March cash distributions	2,196
Basis difference	214,426
Investment in Ohio Gathering (Books and records), February 28,	$473,052

6. DEFERRED REVENUE

A rollforward of current deferred revenue follows.

Total
(In thousands)
Current deferred revenue, January 1, 2021	$9,988
Add: additions	1,273
Less: revenue recognized	(1,244)
Current deferred revenue, March 31, 2021	$10,017

A rollforward of noncurrent deferred revenue follows.

Total
(In thousands)
Noncurrent deferred revenue, January 1, 2021	$48,250
Add: additions	667
Less: reclassification to current deferred revenue	(1,273)
Noncurrent deferred revenue, March 31, 2021	$47,644

7. DEBT

Debt for the Partnership at March 31, 2021 and December 31, 2020, follows:

	March 31, 2021	December 31, 2020
	(In thousands)
Revolving Credit Facility: Summit Holdings' variable rate senior secured Revolving Credit Facility due May 13, 2022	$802,000	$857,000
Permian Transmission Credit Facility: Permian Transmissions' variable rate senior secured Credit Facility due March 8, 2028	17,500	—
Less: unamortized debt issuance costs (1)	(5,105)	—
2022 Senior Notes: Summit Holdings' 5.5% senior unsecured notes due August 15, 2022	234,047	234,047
Less: unamortized debt issuance costs (1)	(725)	(859)
2025 Senior Notes: Summit Holdings' 5.75% senior unsecured notes due April 15, 2025	259,463	259,463
Less: unamortized debt issuance costs (1)	(2,262)	(2,325)
Total debt	1,304,918	1,347,326
Less: current portion	—	—
Total long-term debt	$1,304,918	$1,347,326

(1) Issuance costs are being amortized over the life of the notes.

Revolving Credit Facility.  The Partnership’s wholly owned subsidiary, Summit Holdings, has a senior secured revolving credit facility (the “Revolving Credit Facility”) which allows for revolving loans, letters of credit and swingline loans. The Revolving Credit Facility has a $1.1 billion borrowing capacity and matures on May 13, 2022. At March 31, 2021, the applicable margin under LIBOR borrowings was 2.75%, the interest rate was 2.86% and the unused portion of the Revolving Credit Facility totaled $275.9 million, subject to a commitment fee of 0.50%, after giving effect to the issuance of $22.1 million in outstanding but undrawn irrevocable standby letters of credit. Based on covenant limits, the Partnership’s available borrowing capacity under the Revolving Credit Facility as of March 31, 2021 was approximately $115.0 million.

The Revolving Credit Facility includes three financial performance covenants which require Summit Holdings to maintain (i) a ratio of consolidated trailing 12-month earnings before interest, income taxes, depreciation and amortization (“EBITDA”) to net interest expense of not less than 2.50 to 1.00, as defined in the credit agreement, (ii) a ratio of total net indebtedness to consolidated trailing 12-month EBITDA of not more than 5.75 to 1.00 and (iii) a ratio of first lien net indebtedness to consolidated trailing 12-month EBITDA of not more than 3.50 to 1.00. As of and during the three months ended March 31, 2021, the Partnership was in compliance with the Revolving Credit Facility's financial covenants and there were no defaults or events of default.

Permian Transmission Credit Facility. On March 8, 2021 (the “Closing Date”), the Partnership’s unrestricted subsidiary, Permian Transmission, entered into a Credit Agreement which allows for $175.0 million of senior secured credit facilities (the “Permian Transmission Credit Facilities”), including a $160.0 million Term Loan Facility (the “Term Loan Facility”) and a $15.0 million Working Capital Facility (the “Working Capital Facility”). The Permian Transmission Credit Facilities can be used to finance Permian Transmission’s capital calls associated with its investment in Double E, debt service and other general corporate purposes. Unexpended proceeds from draws on the Permian Transmission Credit Facilities are classified as restricted cash on the accompanying condensed consolidated balance sheets.

The Permian Transmission Credit Facilities mature on the earlier of (i) the sixth anniversary of the term conversion date and (ii) seven years after the initial funding date, which occurred on the March 8, 2021. Loans under the Permian Transmission Credit Facilities are subject to varying rates of interest based on whether the loan is an Adjusted LIBOR borrowing (as defined in the credit agreement) or Alternate Base Rate (“ABR”) borrowing (as defined in the credit agreement). Adjusted LIBOR borrowings bear interest at (i) from the Closing Date to the fifth anniversary of the Closing Date, Adjusted LIBOR (as defined in the credit agreement) plus 2.375% and (ii) thereafter, Adjusted LIBOR plus 2.625%. ABR borrowings bear interest at (i) from the Closing Date to the fifth anniversary of the Closing Date, ABR (as defined in the credit agreement) plus 1.375% and (ii) thereafter, ABR plus 1.625%.

The term conversion date will occur upon satisfaction of customary conditions, including bringing the Double E project into service pursuant to its transportation agreements. The Permian Transmission Credit Facilities include customary representations and warranties, affirmative covenants, negative covenants, and events of default with customary cure periods, knowledge qualifiers and materiality qualifiers. Events of default include non-payment of principal and interest, noncompliance with affirmative and negative covenants, inaccuracy of representations and warranties, not achieving term conversion by a specified date, termination of material contracts, revocation of material permits and other customary events of default. Permian Transmission is required to take all actions, within its control, to comply with any such covenants that apply to Double E. Secured interests in the equity and assets of Permian Transmission, including its 70% direct membership interest in Double E, have been pledged as collateral under the Credit Facilities.

Upon term conversion, the Permian Transmission Credit Facilities will amortize based on a 10-year sculpted amortization schedule. Permian Transmission will also be required to maintain a 6-month debt service reserve, which can be supported by letters of credit issued under the Working Capital Facility. In addition, the Credit Facilities allow for restricted payments so long as there are no defaults or events of default, Permian Transmission maintains a 1.20x debt service coverage ratio and complies with the debt service reserve requirements and there is no breach of a material contract that would have a material adverse effect on distributions to Permian Transmission.

As of March 31, 2021, the applicable margin under Adjusted LIBOR borrowings was 2.375%, the interest rate was 2.5% and the unused portion of the Permian Transmission Credit Facilities totaled $157.5 million, subject to a commitment fee of 0.70% as of March 31, 2021. Based on covenant limits, the Partnership’s available borrowing capacity under the Permian Transmission Credit Facilities, as of March 31, 2021, was approximately $155.5 million. As of and during the period from the Closing Date to March 31, 2021, the Partnership was in compliance with the Permian Transmission Credit Facilities financial covenants. There were no defaults or events of default during the period from the Closing Date to March 31, 2021.

2022 Senior Notes. The 2022 Senior Notes are senior, unsecured obligations and rank equally in right of payment with all of our existing and future senior obligations. The 2022 Senior Notes are effectively subordinated in right of payment to all secured indebtedness, to the extent of the collateral securing such indebtedness.

Summit Holdings and Finance Corp., the co-issuers of the 2022 Senior Notes (the “Co-Issuers”) may redeem all or part of the 2022 Senior Notes at a redemption price of 100.000%, plus accrued and unpaid interest, if any. Debt issuance costs of $5.1 million are being amortized over the life of the 2022 Senior Notes.

As of and during the three month period ended March 31, 2021, that Partnership was in compliance with the financial covenants governing its 2022 Senior Notes.

2025 Senior Notes. The 2025 Senior Notes are senior, unsecured obligations and rank equally in right of payment with all of the Partnership’s existing and future senior obligations. The 2025 Senior Notes are effectively subordinated in right of payment to all of the Partnership’s secured indebtedness, to the extent of the collateral securing such indebtedness.

As of March 31, 2021, the Co-Issuers have the right to redeem all or part of the 2025 Senior Notes at a redemption price of 104.313%. On and after April 15, 2021, the Co-Issuers may redeem all or part of the 2025 Senior Notes at a redemption price of 102.875% (with the redemption price declining ratably each year to 100.000% on April 15, 2023), plus accrued and unpaid interest, if any, to, but not including the redemption date. Debt issuance costs of $7.7 million are being amortized over the life of the 2025 Senior Notes.

As of and during the three month period ended March 31, 2021, that Partnership was in compliance with the financial covenants governing its 2025 Senior Notes.

8. FINANCIAL INSTRUMENTS

Fair Value.  A summary of the estimated fair value of our financial instruments follows.

	March 31, 2021		December 31, 2020
	Carrying Value, Net	Estimated fair value (Level 2)	Carrying Value, Net	Estimated fair value (Level 2)
	(in thousands)
2022 Senior Notes	$233,322	$228,391	$233,188	$215,713
2025 Senior Notes	257,201	214,814	257,138	168,002

The balance sheet carrying values for the Revolving Credit Facility and the Permian Transmission Credit Facility represent fair value due to their floating interest rates. The fair value for the Senior Notes is based on an average of nonbinding broker quotes as of March 31, 2021 and December 31, 2020. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value of the Senior Notes.

Interest Rate Swaps. In connection with the 2021 establishment of the Permian Transmission Credit Facility, the Partnership entered into $161.5 million of notional amount interest rate swaps to manage its exposure to variability in expected cash flows attributable to interest rate risk. Interest rate swaps convert a portion of the Partnership’s variable rate debt to fixed rate debt.  The Partnership chooses counterparties for its derivative instruments that it believes are creditworthy at the time the transactions are entered into, and the Partnership actively monitors the creditworthiness where applicable. However, there can be no assurance that a counterparty will be able to meet its obligations to the Partnership. The Partnership presents its derivative positions on a gross basis and does not net the asset and liability positions.

As of March 31, 2021, the Partnership’s swap agreements had a fair value of less than $0.1 million and are recorded within Other assets on the condensed consolidated balance sheets.

9. PARTNERS' CAPITAL AND MEZZANINE CAPITAL

Common Units. A rollforward of the number of issued and outstanding common limited partner units follows for the period from December 31, 2020 to March 31, 2021.

Common Units
Units, December 31, 2020	6,110,092
Common units issued for SMLP LTIP, net	95,929
Units, March 31, 2021	6,206,021

Series A Preferred Units.  In 2017, the Partnership issued 300,000 Series A Preferred Units at a price to the public of $1,000 per unit. As of March 31, 2021, the Partnership had 162,109 Series A Preferred Units outstanding. On March 10, 2021, the Partnership commenced an offer to exchange its Series A Preferred Units for up to 2,160,000 (the “Maximum Exchange Amount”) newly issued common units (the “2021 Exchange Offer”), with each participating holder receiving 27 common units for each Series A Preferred Unit properly tendered (and not validly withdrawn) (the “Exchange Consideration”). On March 23, 2021, the Partnership announced an increase of the Exchange Consideration to 30 common units for each Series A Preferred Unit properly tendered (and not validly withdrawn), and a corresponding increase in the Maximum Exchange Amount to 2,400,000 newly issued common units. The 2021 Exchange Offer expired on April 13, 2021. As a result of the 2021 Exchange Offer, the Partnership exchanged 18,662 Series A Preferred Units at a ratio of 30 common units per Series A Preferred Unit for a total of 538,715 SMLP common units, net of units withheld for withholding taxes. Upon completion of the 2021 Exchange Offer on April 15, 2021, the Partnership has 143,447 Series A Preferred Units outstanding.

Subsidiary Series A Preferred Units.  The Partnership records its Subsidiary Series A Preferred Units at fair value upon issuance, net of issuance costs, and subsequently records an effective interest method accretion amount each reporting period to accrete the carrying value to a most probable redemption value that is based on a predetermined internal rate of return measure. If the Partnership elects to make payment-in-kind (“PIK”) distributions to holders of its Subsidiary Series A Preferred Units, these PIK distributions increase the liquidation preference on each Subsidiary Series A Preferred Unit. Net Income (Loss) attributable to common limited partners includes adjustments for PIK distributions and redemption accretion.

During the three months ended March 31, 2021, the Partnership elected to make PIK distributions and issued 1,494 Subsidiary Series A Preferred Units. As of March 31, 2021, the Partnership has 86,802 Subsidiary Series A Preferred Units issued and outstanding.

If the Subsidiary Series A Preferred Units were redeemed on March 31, 2021, the redemption amount would be $108.5 million when considering the applicable multiple of invested capital metric and make-whole amount provisions contained in the Subsidiary Series A Preferred Unit agreement.

The following table shows the change in our Subsidiary Series A Preferred Unit balance from January 1, 2021 to March 31, 2021:

2021
(in thousands)
Balance at January 1,	$89,658
PIK distributions	1,494
Redemption accretion	2,438
Balance at March 31,	$93,590

Warrants.  On May 28, 2020, and in connection with the GP Buy-In Transaction, the Partnership issued (i) a warrant to purchase up to 537,307 SMLP common units (8,059,609 SMLP common units prior to the Reverse Unit Split) to ECP NewCo (the “ECP NewCo Warrant”) and (ii) a warrant to purchase up to 129,360 SMLP common units (1,940,391 SMLP common units prior to the Reverse Unit Split) to ECP Holdings (the “ECP Holdings Warrant” and together with the ECP NewCo Warrant, the “ECP Warrants”). The exercise price under the ECP Warrants is $15.345 per SMLP common unit ($1.025 prior to the Reverse Unit Split) and the Partnership may issue a maximum of 666,667 SMLP common units (10,000,000 SMLP common units prior to the Reverse Unit Split) under the ECP Warrants.

Upon exercise of the ECP Warrants, each of ECP NewCo and ECP Holdings may receive, at its election: (i) a number of SMLP common units equal to the number of SMLP common units for which the ECP Warrants are being exercised, if exercising the ECP Warrants by cash payment of the exercise price; (ii) a number of SMLP common units equal to the product of the number of common units being exercised multiplied by (a) the difference between the average of the daily volume-weighted average price (“VWAP”) of the SMLP common units on the NYSE on each of the three trading days prior to the delivery of the notice of exercise (the “VWAP Average”) and the exercise price (the “VWAP Difference”), divided by (b) the VWAP Average; and/or (iii) an amount in cash, to the extent that the payment of such cash would not result in any violation of any financial covenant under the Revolving Credit Facility, and the Partnership’s leverage ratio would be at least 0.5x less than the maximum applicable ratio set forth in the Revolving Credit Facility, equal to the product of (a) the number of SMLP common units exercised and (b) the VWAP Difference, subject to certain adjustments under the ECP Warrants.

The ECP Warrants are subject to standard anti-dilution adjustments for stock dividends, stock splits (including reverse splits) and recapitalizations and are exercisable at any time on or before May 28, 2023. Upon exercise of the ECP Warrants, the proceeds to the holders of the ECP Warrants, whether in the form of cash or common units, will be capped at $30.00 ($2.00 prior to the Reverse Unit Split) per SMLP common unit above the exercise price.

At March 31, 2021, the ECP Warrants were valued at $3.4 million using the Black-Scholes model and accounted for as a liability instrument.

Cash Distribution Policy. In connection with the GP Buy-In Transaction, the Partnership suspended its cash distributions to holders of its common units, commencing with respect to the quarter ending March 31, 2020. Upon the resumption of distributions, the Partnership Agreement requires that it distribute all available cash, subject to reserves established by its General Partner, within 45 days after the end of each quarter to unitholders of record on the applicable record date. The amount of distributions paid under this policy is subject to fluctuations based on the amount of cash the Partnership generates from its business and the decision to make any distribution is determined by the General Partner, taking into consideration the terms of the Partnership Agreement. The Partnership’s last distribution was paid on February 14, 2020, to unitholders of record at the close of business on February 7, 2020.

10. EARNINGS PER UNIT

The following table details the components of EPU.

	Three Months Ended March 31,
	2021	2020
	(In thousands, except per-unit amounts)
Numerator for basic and diluted EPU:
Allocation of net income (loss) among limited partner interests:
Net income (loss)	$8,988	$3,762
Net (income) loss attributable to Subsidiary Series A Preferred Units	(3,932)	(945)
Net loss attributable to noncontrolling interest	—	1,881
Net income (loss) attributable to Summit Midstream Partners, LP	5,056	4,698

Less: Net income attributable to Series A Preferred Units	(4,287)	(7,125)

Net income (loss) attributable to common limited partners	$769	$(2,427)

Denominator for basic and diluted EPU:
Weighted-average common units outstanding – basic	6,125	3,021
Effect of nonvested phantom units	135	—
Weighted-average common units outstanding – diluted	6,260	3,021

Net Income (Loss) per limited partner unit:
Common unit – basic	$0.13	$(0.80)
Common unit – diluted	$0.12	$(0.80)

Nonvested anti-dilutive phantom units excluded from the calculation of diluted EPU	44	126

11. SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Supplemental cash flow information:
Cash interest paid	$12,885	$19,660
Less: capitalized interest	1,060	491
Interest paid (net of capitalized interest)	$11,825	$19,169

Cash paid for taxes	$—	$—

Noncash investing and financing activities:
Capital expenditures in trade accounts payable (period-end accruals)	$5,613	$13,765
Accretion of Subsidiary Series A Preferred Units	2,438	—

12. UNIT-BASED AND NONCASH COMPENSATION

SMLP Long-Term Incentive Plan.  The Partnership’s Long-Term Incentive Plan (“SMLP LTIP”) provides for equity awards to eligible officers, employees, consultants and directors of the Partnership, thereby linking the recipients’ compensation directly to SMLP’s performance. Items to note:

•

During the quarterly period ended March 31, 2021, the Partnership granted 148,822 phantom units and associated distribution equivalent rights to employees in connection with the Partnership’s annual incentive compensation award cycle. These awards had a grant date fair value of $20.42 per common unit and vest ratably over a three-year period.

•

During the quarterly period ended March 31, 2021, the Partnership issued 40,002 common units to the Partnership’s six independent directors in connection with their annual compensation plan. These awards had a grant date fair value of $28.99 and vested immediately.

•	As of March 31, 2021, approximately 0.3 million common units remained available for future issuance under the SMLP LTIP.

13. COMMITMENTS AND CONTINGENCIES

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

A rollforward of the Partnership’s undiscounted accrued environmental remediation follows and is primarily related to the Meadowlark Rupture.

Total
(In thousands)
Accrued environmental remediation, December 31, 2020	$2,929
Payments made	(86)
Additional accruals	410
Accrued environmental remediation, March 31, 2021	$3,253

As of March 31, 2021, the Partnership has recognized (i) a current liability for remediation effort expenditures expected to be incurred within the next 12 months and (ii) a noncurrent liability for estimated remediation expenditures expected to be incurred subsequent to March 31, 2022. Each of these amounts represent the Partnership’s best estimate for costs expected to be incurred. Neither of these amounts have been discounted to its present value.

Beginning in 2015, the U.S. Department of Justice (“DOJ”) issued grand jury subpoenas to Summit Investments, the Partnership, our General Partner and Meadowlark Midstream requesting certain materials related to the Meadowlark Rupture. On June 19, 2015, Meadowlark Midstream and Summit Investments received a complaint from the North Dakota Industrial Commission seeking approximately $2.5 million in fines and other fees related to the incident. This matter is also under investigation by the U.S. Environmental Protection Agency, the North Dakota Office of the Attorney General, the North Dakota Department of Environmental Quality, and the North Dakota Game and Fish Department. The government’s investigation is still ongoing. During this time, the Partnership has entered into tolling agreements with both the DOJ and the North Dakota attorney general, which were most recently extended to July 7, 2021. There can be no assurance that these tolling agreements will be extended. Discussions with the DOJ and other agencies regarding a resolution of this matter are ongoing. Liability for this incident could arise under civil and misdemeanor and felony criminal statutes, including the Clean Water Act. In accordance with GAAP, the Partnership has accrued a $17.0 million loss contingency for this matter. While the Partnership believes a loss for claims and/or actions arising from the Meadowlark Rupture, whether in a negotiated settlement or as a result of litigation, is probable, due to the complexity of resolving the numerous issues surrounding this matter, at this time the Partnership cannot reasonably predict whether any actual loss, if incurred, would be materially higher or lower than the accrued amount.

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

14. RESTRUCTURING

2020 Restructuring Activities. In 2020, management approved and initiated a plan to restructure its operations (“2020 Restructuring Plan”), resulting in certain management, facility and organizational changes. Under the 2020 Restructuring Plan, and during the quarterly period ended March 31, 2021, the Partnership expensed approximately $0.7 million of costs associated with these restructuring activities. These activities consisted primarily of employee-related severance costs, and are included within the General and administrative caption on the consolidated statement of operations. At March 31, 2021, the Partnership has accrued and unpaid liabilities of $1.0 million associated with the 2020 Restructuring Activities.

2019 Restructuring Activities. In 2019, management approved and initiated a plan to restructure its operations (“2019 Restructuring Plan”), resulting in certain management, facility and organizational changes. Under the 2019 Restructuring Plan, and during the quarterly period ended March 31, 2020, the Partnership expensed approximately $2.8 million of costs associated with these restructuring activities. These activities consisted primarily of employee-related costs and consulting costs in support of the project. These costs are included within the General and administrative caption on the consolidated statement of operations. At March 31, 2021, the Partnership has accrued and unpaid liabilities of less than $0.1 million associated with the 2019 Restructuring Activities.

15. SEGMENT INFORMATION

As of March 31, 2021, the Partnership’s reportable segments are:

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

For the three months ended March 31, 2021, other than the investment activity described in Note 5, Double E did not have any results of operations given that the Double E Project is currently under development. The Double E Project is expected to be operational in the fourth quarter of 2021.

Corporate and Other represents those results that: (i) are not specifically attributable to a reportable segment; (ii) are not individually reportable (such as Double E); or (iii) have not been allocated to a reportable segment for the purpose of evaluating their performance, including certain general and administrative expense items, certain natural gas and crude oil marketing services and transaction costs.

Assets by reportable segment follow.

	March 31, 2021	December 31, 2020
	(In thousands)
Assets (1):
Utica Shale	$206,140	$209,425
Ohio Gathering	256,430	259,888
Williston Basin	413,390	425,873
DJ Basin	196,788	199,920
Permian Basin	168,759	165,765
Piceance Basin	565,002	579,800
Barnett Shale	332,326	336,629
Marcellus Shale	175,656	176,441
Total reportable segment assets	2,314,491	2,353,741
Corporate and Other	158,074	146,076
Total assets	$2,472,565	$2,499,817

(1)

At March 31, 2021, Corporate and Other included $138.0 million relating to our investment in Double E (included in the Investment in equity method investees caption of the unaudited condensed consolidated balance sheet). At December 31, 2020, Corporate and Other included $132.9 million relating to our investment in Double E.

Segment adjusted EBITDA by reportable segment follows.

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Reportable segment adjusted EBITDA
Utica Shale	$7,719	$5,928
Ohio Gathering	6,872	7,939
Williston Basin	10,805	16,192
DJ Basin	5,347	5,911
Permian Basin	709	1,581
Piceance Basin	21,034	23,557
Barnett Shale	8,016	8,760
Marcellus Shale	5,602	5,320
Total of reportable segments' measures of profit	$66,104	$75,188

A reconciliation of income or loss before income taxes and income or loss from equity method investees to total of reportable segments' measures of profit follows.

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Reconciliation of income before income taxes and income from equity method investees to total of reportable segments' measures of profit:
Income before income taxes and income from equity method investees	$6,659	$438
Add:
Corporate and Other expense	7,796	12,077
Interest expense	13,953	23,828
Depreciation and amortization(1)	28,746	29,900
Proportional adjusted EBITDA for equity method investees	6,872	7,939
Adjustments related to MVC shortfall payments	—	(5,442)
Adjustments related to capital reimbursement activity	(1,245)	(211)
Unit-based and noncash compensation	1,967	2,723
(Gain) loss on asset sales, net	(136)	115
Long-lived asset impairment	1,492	3,821
Total of reportable segments' measures of profit	$66,104	$75,188

(1) Includes the amortization expense associated with our favorable gas gathering contracts as reported in other revenues.

16. SUBSEQUENT EVENTS

Exchange Offer. On April 15, 2021, the Partnership completed the 2021 Exchange Offer and accepted for exchange 18,662 Series A Preferred Units for the issuance of 538,715 SMLP common units, net of units withheld for withholding taxes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to inform the reader about matters affecting the financial condition and results of operations of the Partnership and its subsidiaries for the periods since December 31, 2020. As a result, the following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this report and the MD&A and the audited consolidated financial statements and related notes that are included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”). Among other things, those financial statements and the related notes include more detailed information regarding the basis of presentation for the following information. This discussion contains forward-looking statements that constitute our plans, estimates and beliefs. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to, those discussed in Forward-Looking Statements. Actual results may differ materially from those contained in any forward-looking statements.

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

Our financial results are driven primarily by volume throughput across our gathering systems and by expense management. We generate the majority of our revenues from the gathering, compression, treating and processing services that we provide to our customers. A majority of the volumes that we gather, compress, treat and/or process have a fixed-fee rate structure which enhances the stability of our cash flows by providing a revenue stream that is not subject to direct commodity price risk. We also earn a portion of our revenues from the following activities that directly expose us to fluctuations in commodity prices: (i) the sale of physical natural gas and/or NGLs purchased under percentage-of-proceeds or other processing arrangements with certain of our customers in the Williston Basin, Piceance Basin, and Permian Basin segments, (ii) the sale of natural gas we retain from certain Barnett Shale customers and (iii) the sale of condensate we retain from our gathering services in the Piceance Basin segment. During the three months ended March 31, 2021, these additional activities accounted for approximately 21% of total revenues.

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

The following table presents certain consolidated and reportable segment financial data. For additional information on our reportable segments, see the "Segment Overview for the Three Months Ended March 31, 2021 and 2020" section included herein.

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Net income	$8,988	$3,762
Reportable segment adjusted EBITDA
Utica Shale	$7,719	$5,928
Ohio Gathering	6,872	7,939
Williston Basin	10,805	16,192
DJ Basin	5,347	5,911
Permian Basin	709	1,581
Piceance Basin	21,034	23,557
Barnett Shale	8,016	8,760
Marcellus Shale	5,602	5,320

Net cash provided by operating activities	$51,430	$70,201
Capital expenditures(1)	2,610	18,583
Investment in Double E equity method investee	5,619	58,033

Net cash distributions to noncontrolling interest SMLP unitholders	$—	$6,037
Net borrowings under Revolving Credit Facility	—	21,000
Repayments on Revolving Credit Facility	(55,000)	—
Borrowings under Permian Transmission Credit Facility	17,500	—
Repayments on SMPH term loan	—	(750)
Proceeds from issuance of Subsidiary Series A preferred units, net of issuance costs	—	33,946

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

Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about, or interpretations of, available information prove to be incorrect, our actual results may vary materially from our expected results. For additional information, see the "Trends and Outlook" section of MD&A included in the 2020 Annual Report.

Ongoing impact of the COVID-19 pandemic and reduced demand and prices for oil. We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it has impacted and will impact our customers, employees, supply chain and distribution network. We are unable to predict the ultimate impact that COVID-19 and related factors may have on our business, future results of operations, financial position or cash flows.

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

Over the past year, we have collaborated extensively with our customer base regarding production reductions and delays to drilling and completion activities in light of the current commodity price backdrop and COVID-19 pandemic. Given continued volatility in market conditions since March 2020 and based on recently updated production forecasts and revised 2020 development plans from our customers, we currently expect our 2021 results to continue to be affected by decreased drilling activity.

Winter Storm Uri. Due to the diverse geographic footprint of our operations outside of Texas, the extreme winter weather event that occurred in February 2021 (“Winter Storm Uri”) did not have a material impact to our aggregate volume throughput during the quarterly period ended March 31, 2021. Some of the transactions completed by us during Winter Storm Uri to mitigate the storm’s financial impact remain subject to risks, including counterparty financial risk, potential disputed transactions and potential legislative or regulatory action in response to, or litigation arising out of, the unpreceded circumstances of the winter storm, which could affect our future earnings, cash flows and financial condition.

How We Evaluate Our Operations

Each of our reportable segments provides midstream services in a specific geographic area. Our reportable segments reflect the way in which we internally report the financial information used to make decisions and allocate resources in connection with our operations. For additional information see Note – 15 Segment Information.

Our management uses a variety of financial and operational metrics to analyze our consolidated and segment performance. We view these metrics as important factors in evaluating our profitability and determining the amounts of cash distributions to pay to our unitholders. These metrics include:

•	throughput volume;
•	revenues;
•	operation and maintenance expenses; and
•	segment adjusted EBITDA.

We review these metrics on a regular basis for consistency and trend analysis. There have been no changes in the composition or characteristics of these metrics during the three months ended March 31, 2021.

Additional Information. For additional information, see the "Results of Operations" section herein and the notes to the unaudited condensed consolidated financial statements. For additional information on how these metrics help us manage our business, see the "How We Evaluate Our Operations" section of MD&A included in the 2020 Annual Report. For information on impending accounting changes that are expected to materially impact our financial results reported in future periods, see Note 2 – Summary of Significant Accounting Policies and Recently Issued Accounting Standards applicable to the Partnership.

Results of Operations

Consolidated Overview for the Three Months Ended March 31, 2021 and 2020

The following table presents certain consolidated financial and operating data.

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Revenues:
Gathering services and related fees	$70,348	$83,792
Natural gas, NGLs and condensate sales	20,763	13,780
Other revenues	8,207	7,331
Total revenues	99,318	104,903
Costs and expenses:
Cost of natural gas and NGLs	20,476	8,225
Operation and maintenance	16,593	21,811
General and administrative	10,344	16,561
Depreciation and amortization	28,511	29,666
Transaction costs	—	11
(Gain) loss on asset sales, net	(136)	115
Long-lived asset impairment	1,492	3,821
Total costs and expenses	77,280	80,210
Other income (expense), net	55	(427)
Interest expense	(13,953)	(23,828)
Loss on ECP Warrants and other	(1,481)	—
Income before income taxes and equity method investment income	6,659	438
Income tax benefit	14	13
Income from equity method investees	2,315	3,311
Net income	$8,988	$3,762

Volume throughput (1):
Aggregate average daily throughput - natural gas (MMcf/d)	1,346	1,281
Aggregate average daily throughput - liquids (Mbbl/d)	65	98

(1) Exclusive of volume throughput for Ohio Gathering. For additional information, see the "Ohio Gathering" section herein.

Volumes – Gas.  Natural gas throughput volumes increased 65 MMcf/d for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily reflecting:

•	a volume throughput increase of 188 MMcf/d for the Utica Shale segment.
•	a volume throughput decrease of 43 MMcf/d for the Piceance Basin segment.
•	a volume throughput decrease of 38 MMcf/d for the Barnett Shale segment.
•	a volume throughput decrease of 27 MMcf/d for the Marcellus Shale segment.
•	a volume throughput decrease of 4 MMcf/d for the Permian Basin segment.

Volumes – Liquids.  Crude oil and produced water throughput volumes at the Williston segment decreased 33 Mbbl/d for the three months ended March 31, 2021, compared to the three months ended March 31, 2020.

For additional information on volumes, see the "Segment Overview for the Three Months Ended March 31, 2021 and 2020" section herein.

Revenues. Total revenues decreased $5.6 million during the three months ended March 31, 2021 compared to the prior year period, primarily comprised of a $13.4 million decrease in gathering services and related fees offset by a $7.0 million increase in natural gas, NGLs and condensate sales.

Gathering Services and Related Fees. Gathering services and related fees decreased $13.4 million compared to the three months ended March 31, 2020, primarily reflecting:

•

a $11.2 million decrease in gathering services and related fees in the Williston Basin due to lower volumes throughput primarily liquids and the expiration of a customer’s minimum volume commitment. Lower volumes are primarily associated with natural production declines as well as a lower number of new well connects.

•

a $2.4 million decrease in gathering services and related fees in the Piceance Basin related to lower volume throughput due to a lack of drilling and completion activity and natural production declines.

•

a $0.6 million decrease in gathering services and related fees in the DJ Basin primarily as a result of decreased volume throughput as the result of natural production declines and a decreased number of wells that came online.

•

partially offset by a $1.6 million increase in gathering services and related fees in the Utica Shale as a result of the completion of new wells that came online in March 2021, partially offset by natural production declines on existing wells.

Natural Gas, NGLs and Condensate Sales. Natural gas, NGLs and condensate sales increased $7.0 million compared to the three months ended March 31, 2020, primarily reflecting increased sales in the Williston Basin.

Costs and Expenses. Total costs and expenses decreased $2.9 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Cost of Natural Gas and NGLs. Cost of natural gas and NGLs increased $12.3 million for the three months ended March 31, 2021 compared to the three months ended Mach 31, 2020, primarily driven by an increase in commodity prices.

Operation and Maintenance. Operation and maintenance expense decreased $5.2 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to a decrease in salaries and benefits costs associated with lower headcount from our cost-cutting initiatives and a decrease in general operating expenses.

General and Administrative. General and administrative expense decreased $6.2 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to 2020 having higher restructuring and deal costs as well as a 2021 decrease in salaries and benefits associated with lower headcount from our cost-cutting initiatives.

Depreciation and Amortization. Depreciation and amortization expense decreased $1.2 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Interest Expense. The decrease in interest expense for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, was primarily due to lower debt balances associated with the Partnership’s liability management initiatives completed during 2020 which included (i) open market repurchases of its Senior Notes totaling $234.2 million face value, (ii) cash tender offers of its Senior Notes totaling $72.2 million, and (iii) the TL Restructuring that eliminated the Partnership’s $155.2 SMPH Term Loan.  The decrease in interest expense was partially offset by a higher outstanding balance on the Partnership’s Revolving Credit Facility.

Long-lived asset impairment. For the three months ended March 31, 2021, long-lived asset impairments were primarily related to a $1.0 million charge for certain assets in the Piceance Basin.

Segment Overview for the Three Months Ended March 31, 2021 and 2020

Utica Shale.  The Utica Shale reportable segment includes the Summit Utica system. Volume throughput for our Summit Utica system follows.

	Utica Shale
	Three Months Ended March 31,
	2021	2020	Percentage Change
Average daily throughput (MMcf/d)	410	222	85%

Volume throughput increased compared to the three months ended March 31, 2020, as a result of the completion of new wells in 2020 which resulted in a greater number of well connects during the three month period ended March 31, 2021, compared to the same period in 2020, together with the commencement of production from a new 4-well pad site during the three months ended March 31, 2021. This increase was partially offset by natural production declines from existing wells.

Financial data for our Utica Shale reportable segment follows.

	Utica Shale
	Three Months Ended March 31,
	2021	2020	Percentage Change
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$8,572	$6,962	23%
Total revenues	8,572	6,962	23%
Costs and expenses:
Operation and maintenance	778	941	(17%)
General and administrative	63	88	(28%)
Depreciation and amortization	1,927	1,927	-
Loss on asset sales, net	—	16	*
Total costs and expenses	2,768	2,972	(7%)
Add:
Depreciation and amortization	1,927	1,927
Adjustments related to capital reimbursement activity	(12)	(5)
Loss on asset sales, net	—	16
Segment adjusted EBITDA	$7,719	$5,928	30%

________

* Not considered meaningful

Three months ended March 31, 2021. Segment adjusted EBITDA increased $1.8 million compared to the three months ended March 31, 2020 primarily as a result of the increased volume throughput described above.

Ohio Gathering.  The Ohio Gathering reportable segment includes OGC and OCC. We account for our investment in Ohio Gathering using the equity method and we recognize our proportionate share of earnings or loss in net income on a one-month lag based on the financial information available to us during the reporting period.

Gross volume throughput for Ohio Gathering, based on a one-month lag follows.

	Ohio Gathering
	Three Months Ended March 31,
	2021	2020	Percentage Change
Average daily throughput (MMcf/d)	558	610	(9%)

Volume throughput for the Ohio Gathering system decreased compared to the three months ended March 31, 2020 as a result of natural production declines on existing wells on the system.

Financial data for our Ohio Gathering reportable segment, based on a one-month lag follows.

	Ohio Gathering
	Three Months Ended March 31,
	2021	2020	Percentage Change
	(Dollars in thousands)
Proportional adjusted EBITDA for equity method investees	$6,872	$7,939	(13%)
Segment adjusted EBITDA	$6,872	$7,939	(13%)

Segment adjusted EBITDA for equity method investees decreased $1.1 million compared to the three months ended March 31, 2020 primarily as a result of the lower volume throughput described above.

Williston Basin.  The Polar and Divide, Bison Midstream and Meadowlark Midstream systems provide our midstream services for the Williston Basin reportable segment. Volume throughput for our Williston Basin reportable segment follows.

	Williston Basin
	Three Months Ended March 31,
	2021	2020	Percentage Change
Aggregate average daily throughput - natural gas (MMcf/d)	12	14	(14%)

Aggregate average daily throughput - liquids (Mbbl/d)	65	98	(34%)

Natural gas. Natural gas volume throughput decreased compared to the three months ended March 31, 2020, primarily reflecting natural production declines.

Liquids. The decrease in liquids volume throughput compared to the three months ended March 31, 2020, is primarily associated with natural production declines as well as a lower number of new well connects.

Financial data for our Williston Basin reportable segment follows.

	Williston Basin
	Three Months Ended March 31,
	2021	2020	Percentage Change
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$12,633	$23,797	(47%)
Natural gas, NGLs and condensate sales	12,227	4,324	183%
Other revenues	4,506	3,142	43%
Total revenues	29,366	31,263	(6%)
Costs and expenses:
Cost of natural gas and NGLs	12,325	1,663	641%
Operation and maintenance	4,924	6,722	(27%)
General and administrative	354	538	(34%)
Depreciation and amortization	5,922	6,495	(9%)
(Gain) loss on asset sales, net	(15)	49	*
Total costs and expenses	23,510	15,467	52%
Add:
Depreciation and amortization	5,922	6,495
Adjustments related to MVC shortfall payments	—	(5,665)
Adjustments related to capital reimbursement activity	(958)	(483)
(Gain) loss on asset sales, net	(15)	49
Segment adjusted EBITDA	$10,805	$16,192	(33%)

_______

* Not considered meaningful

Three months ended March 31, 2021. Segment adjusted EBITDA decreased $5.4 million compared to the three months ended March 31, 2020 primarily due to lower liquids volume throughput on our systems as previously discussed together with lower operating expenses associated with our cost-cutting initiatives and lower general operating expenses.

DJ Basin.  The Niobrara G&P systems provide midstream services for the DJ Basin reportable segment. Volume throughput for our DJ Basin reportable segment follows.

	DJ Basin
	Three Months Ended March 31,
	2021	2020	Percentage Change
Average daily throughput (MMcf/d)	23	32	(28%)

Volume throughput decreased compared to the three months ended March 31, 2020, primarily as a result of decreased volume throughput as the result of natural production declines and a decreased number of wells that came online during 2021.

Financial data for our DJ Basin reportable segment follows.

	DJ Basin
	Three Months Ended March 31,
	2021	2020	Percentage Change
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$6,263	$6,855	(9%)
Natural gas, NGLs and condensate sales	110	70	57%
Other revenues	704	1,034	(32%)
Total revenues	7,077	7,959	(11%)
Costs and expenses:
Cost of natural gas and NGLs	17	9	*
Operation and maintenance	1,912	2,516	(24%)
General and administrative	318	82	288%
Depreciation and amortization	1,551	1,527	2%
Gain on asset sales, net	(2)	—	*
Long-lived asset impairment	95	3,635	*
Total costs and expenses	3,891	7,769	(50%)
Add:
Depreciation and amortization	1,551	1,527
Adjustments related to capital reimbursement activity	494	559
Gain on asset sales, net	(2)	—
Long-lived asset impairment	95	3,635
Other	23	—
Segment adjusted EBITDA	$5,347	$5,911	(10%)

________

* Not considered meaningful

Three months ended March 31, 2021. Segment adjusted EBITDA decreased $0.6 million compared to the three months ended March 31, 2020, primarily due to lower volumes associated with natural declines, partially offset by lower operating expenses associated with our cost-cutting initiatives and lower general operating expenses.

Permian Basin.  The Summit Permian system provides our midstream services for the Permian Basin reportable segment. Volume throughput for our Permian Basin reportable segment follows.

	Permian Basin
	Three Months Ended March 31,
	2021	2020	Percentage Change
Average daily throughput (MMcf/d)	29	33	(12%)

Volume throughput decreased compared to the three months ended March 31, 2020, primarily as a result of natural production declines from wells previously put in service.

Financial data for our Permian Basin reportable segment follows.

	Permian Basin
	Three Months Ended March 31,
	2021	2020	Percentage Change
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$2,199	$2,311	(5%)
Natural gas, NGLs and condensate sales	6,518	4,512	44%
Other revenues	116	187	(38%)
Total revenues	8,833	7,010	26%
Costs and expenses:
Cost of natural gas and NGLs	7,016	4,149	69%
Operation and maintenance	992	1,187	(16%)
General and administrative	116	93	25%
Depreciation and amortization	1,469	1,345	9%
Loss on asset sales, net	—	4	*
Long-lived asset impairment	—	182	*
Total costs and expenses	9,593	6,960	38%
Add:
Depreciation and amortization	1,469	1,345
Loss on asset sales, net	—	4
Long-lived asset impairment	—	182
Segment adjusted EBITDA	$709	$1,581	*

________

*Not considered meaningful

Three months ended March 31, 2021. Segment adjusted EBITDA decreased $0.9 million compared to the three months ended March 31, 2020, primarily reflecting an increase in the cost of natural gas and NGLs partially offset by increased sales of natural gas, NGLs and condensate.

Piceance Basin.  The Grand River system provides midstream services for the Piceance Basin reportable segment. Volume throughput for our Piceance Basin reportable segment follows.

	Piceance Basin
	Three Months Ended March 31,
	2021	2020	Percentage Change
Aggregate average daily throughput (MMcf/d)	340	383	(11%)

Volume throughput decreased compared to the three months ended March 31, 2020, primarily as a result of natural production declines.

Financial data for our Piceance Basin reportable segment follows.

	Piceance Basin
	Three Months Ended March 31,
	2021	2020	Percentage Change
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$24,784	$27,189	(9%)
Natural gas, NGLs and condensate sales	1,853	1,003	85%
Other revenues	1,177	1,065	11%
Total revenues	27,814	29,257	(5%)
Costs and expenses:
Cost of natural gas and NGLs	1,119	457	145%
Operation and maintenance	4,942	4,938	0%
General and administrative	298	285	5%
Depreciation and amortization	10,873	11,298	(4%)
Gain on asset sales, net	(57)	(13)	*
Long-lived asset impairment	970	—	*
Total costs and expenses	18,145	16,965	7%
Add:
Depreciation and amortization	10,873	11,298
Adjustments related to MVC shortfall payments	—	223
Adjustments related to capital reimbursement activity	(427)	(243)
Gain on asset sales, net	(57)	(13)
Long-lived asset impairment	970	—
Other	6	—
Segment adjusted EBITDA	$21,034	$23,557	(11%)

________

*Not considered meaningful

Three months ended March 31, 2021. Segment adjusted EBITDA decreased $2.5 million compared to the three months ended March 31, 2020, primarily reflecting a $2.4 million decrease in gathering services and related fees as a result of natural production declines as discussed above.

Barnett Shale.  The DFW Midstream system provides our midstream services for the Barnett Shale reportable segment. Volume throughput for our Barnett Shale reportable segment follows.

	Barnett Shale
	Three Months Ended March 31,
	2021	2020	Percentage Change
Average daily throughput (MMcf/d)	195	233	(16%)

Volume throughput decreased compared to the three months ended March 31, 2020 reflecting natural production declines, partially offset by workovers and recompletions.

Financial data for our Barnett Shale reportable segment follows.

	Barnett Shale
	Three Months Ended March 31,
	2021	2020	Percentage Change
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$9,696	$10,443	(7%)
Natural gas, NGLs and condensate sales	55	3,871	(99%)
Other revenues (1)	1,061	1,260	(16%)
Total revenues	10,812	15,574	(31%)
Costs and expenses:
Cost of natural gas and NGLs	—	1,947	(100%)
Operation and maintenance	2,464	4,695	(48%)
General and administrative	235	378	(38%)
Depreciation and amortization	3,797	3,797	-
Loss on asset sales, net	—	59	*
Long-lived asset impairment	289	4	*
Total costs and expenses	6,785	10,880	(38%)
Add:
Depreciation and amortization	4,031	4,032
Adjustments related to capital reimbursement activity	(331)	(29)
Loss on asset sales, net	—	59
Long-lived asset impairment	289	4
Segment adjusted EBITDA	$8,016	$8,760	(8%)

________

*Not considered meaningful

(1) Includes the amortization expense associated with our favorable gas gathering contracts as reported in Other revenues.

Three months ended March 31, 2021. Segment adjusted EBITDA decreased $0.7 million compared to the three months ended March 31, 2020 with lower volume throughput partially offset by lower operating expenses associated with our cost-cutting initiatives and lower general operating expenses, including lower compression operating costs.

Marcellus Shale. The Mountaineer Midstream system provides our midstream services for the Marcellus Shale reportable segment. Volume throughput for the Marcellus Shale reportable segment follows.

	Marcellus Shale
	Three Months Ended March 31,
	2021	2020	Percentage Change
Average daily throughput (MMcf/d)	337	364	(7%)

Volume throughput decreased compared to the three months ended March 31, 2020 primarily due to natural production declines.

Financial data for our Marcellus Shale reportable segment follows.

	Marcellus Shale
	Three Months Ended March 31,
	2021	2020	Percentage Change
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$6,201	$6,235	(1%)
Total revenues	6,201	6,235	(1%)
Costs and expenses:
Operation and maintenance	502	813	(38%)
General and administrative	88	93	(5%)
Depreciation and amortization	2,304	2,300	0%
Gain on asset sales, net	(62)	—	*
Long-lived asset impairment	138	—	*
Total costs and expenses	2,970	3,206	(7%)
Add:
Depreciation and amortization	2,304	2,300
Adjustments related to capital reimbursement activity	(9)	(9)
Gain on asset sales, net	(62)	—
Long-lived asset impairment	138	—
Segment adjusted EBITDA	$5,602	$5,320	5%

________

*Not considered meaningful

Three months ended March 31, 2021. Segment adjusted EBITDA increased $0.3 million compared to the three months ended March 31, 2020, with lower volume throughput partially offset by lower operating expenses associated with our cost-cutting initiatives and lower general operating expenses.

Corporate and Other Overview for the Three Months Ended March 31, 2021 and 2020

Corporate and Other represents those results that are not specifically attributable to a reportable segment or that have not been allocated to our reportable segments, including certain general and administrative expense items, natural gas and crude oil marketing services, construction management fees related to the Double E Project, transaction costs and interest expense.

	Corporate and Other
	Three Months Ended March 31,
	2021	2020	Percentage Change
	(Dollars in thousands)
Revenues:
Total revenues	$643	$643	-
Costs and expenses:
Operation and maintenance	79	—	*
General and administrative	8,873	15,004	(41%)
Transaction costs	—	11	(100%)
Interest expense	13,953	23,828	(41%)
Loss on ECP Warrants and other	1,481	—

________

* Not considered meaningful

Total Revenues. Total revenues attributable to Corporate and Other was due to natural gas, NGL and crude oil marketing services (primarily natural gas sales).

General and Administrative. General and administrative expense decreased $6.1 million compared to the three months ended March 31, 2020, primarily as a result of increased restructuring and deal costs in the comparative prior year period, as well as a decrease in salaries and benefits associated with lower headcount from our cost-cutting initiatives.

Interest Expense. The decrease in interest expense for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, was primarily due to lower outstanding debt balances associated with the Partnership’s liability management initiatives completed during 2020 which included (i) open market repurchases of its Senior Notes totaling $234.2 million face value, (ii) cash tender offers of its Senior Notes totaling $72.2 million, and (iii) the TL Restructuring that eliminated the Partnership’s $155.2 SMPH Term Loan. The decrease in interest expense was partially offset by a higher outstanding balance on the Partnership’s Revolving Credit Facility.

Liquidity and Capital Resources

COVID-19 Impact. We are closely monitoring the continuing impact of the outbreak of COVID-19 on all aspects of our business, including how it will impact our liquidity and capital resources. Considering the current commodity price backdrop and COVID-19 pandemic, we have collaborated extensively with our customer base over the past year. Given continued volatility in market conditions since March 2020, and based on recently updated production forecasts and revised development plans from our customers, we currently expect our results to continue to be affected by decreased drilling activity, the deferral of well completions from customers and, on a limited scale, temporary production curtailments predominantly in the Williston Basin, DJ Basin and Utica Shale reportable segments. We expect 2021 total capital expenditures to range from $20.0 million to $35.0 million.

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

Indebtedness Compliance. We are currently in compliance with all covenants contained in the Revolving Credit Facility, Permian Transmission Credit Facility and the Senior Notes. Our total leverage ratio and first lien leverage ratio (as defined in the Revolving Credit Agreement) were 5.0 to 1.0 and 3.1 to 1.0, respectively, relative to maximum threshold limits of 5.75 to 1.0 and 3.5 to 1.0, for the trailing 12-month period ended March 31, 2021. Given further deterioration of market conditions, decreased drilling activity, the deferral of well completions from customers, limitations on our ability to access the capital markets at a competitive cost to fund our capital expenditures and, on a limited scale, temporary production curtailments, we could have total leverage and first lien leverage ratios that are higher than the levels prescribed in the applicable indebtedness agreements. Adverse developments in our areas of operation could materially adversely impact our financial condition, results of operations and cash flows.

2022 Maturities. We are actively pursuing opportunities to refinance our Revolving Credit Facility and our 2022 Senior Notes.  If the Revolving Credit Facility is not refinanced to extend its May 13, 2022 maturity date prior to the release of our financial statements for the quarterly period ended June 30, 2021, any current amount outstanding under the Revolving Credit Facility will be required to be included in our going concern assessment under FAS ASC 205-40, Going Concern.

Credit Arrangements and Financing Activities

Revolving Credit Facility. We have a $1.1 billion senior secured Revolving Credit Facility that matures on May 13, 2022. As of March 31, 2021, the outstanding balance of the Revolving Credit Facility was $802.0 million and the unused portion totaled $275.9 million, after giving effect to the issuance thereunder of $22.1 million of outstanding but undrawn irrevocable standby letters of credit. Based on covenant limits, our available borrowing capacity under the Revolving Credit Facility, as of March 31, 2021, was approximately $115.0 million. There were no defaults or events of default during the three months ended March 31, 2021, and, as of March 31, 2021, we were in compliance with the financial covenants in the Revolving Credit Facility.

Permian Transmission Credit Facility. On March 8, 2021, we entered into the Permian Transmission Credit Facility which allows for $175.0 million of senior secured credit facilities, including a $160.0 million Term Loan Facility and a $15.0 million working capital facility. As of March 31, 2021, the outstanding balance of the Permian Transmission Credit Facility was $17.5 million, and the unused portion totaled $157.5 million. Our available borrowing capacity under the Permian Transmission Credit Facility as of March 31, 2021 was approximately $155.5 million. There were no defaults or events of default during the three months ended March 31, 2021, and, as of March 31, 2021, we were in compliance with the financial covenants in the Permian Transmission Credit Facility.

Exchange Offer. In March 2021, we commenced the 2021 Exchange Offer. On April 15, 2021, we completed the Exchange Offer and accepted 18,662 Series A Preferred Units and exchanged those units for 538,715 SMLP common units, net of units withheld for withholding taxes.

We may use a combination of cash, secured or unsecured borrowings and issuances of our common units or other securities and the proceeds from asset sales to retire or refinance our outstanding debt or Series A Preferred Units through privately negotiated transactions, open market repurchases, redemptions, exchange offers, tender offers or otherwise, but we are under no obligation to do so.

For additional information on our long-term debt, see Note 9. Partners’ Capital and Mezzanine Capital.

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

Cash Flows

The components of the net change in cash and cash equivalents were as follows:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Net cash provided by operating activities	$51,430	$70,201
Net cash used in investing activities	(229)	(76,399)
Net cash provided by (used in) financing activities	(42,445)	46,657
Net change in cash, cash equivalents and restricted cash	$8,756	$40,459

Operating activities.

Cash flows provided by operating activities for the three months ended March 31, 2021 primarily reflected:

•	net income of $9.0 million plus adjustments of $39.5 million for non-cash items; and
•	$2.9 million increase in working capital accounts.

Cash flows provided by operating activities for the three months ended March 31, 2020 primarily reflected:

•	a $13.8 million increase in accounts receivable related to the timing of invoicing and cash collections;
•	a $3.7 million increase in accounts payable due to the timing of payment obligations; and
•	a $2.8 million increase in deferred revenue for cash receipts not yet recognized as revenue.

Investing activities.

Cash flows used in investing activities during the three months ended March 31, 2021 primarily reflected:

•	$5.6 million for investments in the Double E joint venture relating to the Double E Project;
•	$2.6 million cash outflow for capital expenditures;
•	offset by an $8.0 million cash inflow from proceeds for the sale of compressor equipment;

Cash flows used in investing activities during the three months ended March 31, 2020 primarily reflected:

•	$58.0 million for investments in the Double E joint venture relating to the Double E Project; and;
•	$18.6 million of capital expenditures primarily attributable to the DJ Basin of $6.3 million, the Williston Basin of $4.9 million and Summit Permian of $3.3 million.

Financing activities.

Cash flows used in financing activities during the three months ended March 31, 2021 primarily reflected:

•	$55.0 million of cash outflow for repayments on the Revolving Credit Facility;
•	$4.9 million of cash payments related to debt issuance costs;
•	partially offset by $17.5 million from borrowings under the Permian Transmission Credit Facility.

Cash flows used in financing activities during the three months ended March 31, 2020 primarily reflected:

•	$33.9 million of net proceeds from the issuance of Subsidiary Series A Preferred Units
•	$21.0 million of net borrowings under our Revolving Credit Facility; and
•	$6.0 million of distributions.

Contractual Obligations Update

We are leading the development, permitting and construction of the Double E Project and will operate the pipeline upon its commissioning. At our current 70% interest, we estimate that our share of the capital expenditures required to develop the Double E Project will total approximately $300.0 million. Assuming timely receipt of the required regulatory approvals and no material delays in construction, we expect that the Double E Project will be placed into service in the fourth quarter of 2021. On March 8, 2021, we entered into the Permian Transmission Credit Facility to finance capital calls associated with the Double E Project, debt services and other general corporate purposes.

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

For the three months ended March 31, 2021, cash paid for capital expenditures totaled $2.6 million which included $0.9 million of maintenance capital expenditures. For the three months ended March 31, 2021, there were no contributions to Ohio Gathering and we contributed $5.6 million to Double E (see Note 5 – Equity Method Investments).

We rely primarily on internally generated cash flow as well as external financing sources, including commercial bank borrowings and the issuance of debt, equity and preferred equity securities, and proceeds from potential asset divestitures to fund our capital expenditures. We believe that our Revolving Credit Facility and Permian Transmission Credit Facility, together with internally generated cash flow and access to debt or equity capital markets, will be adequate to finance our business for the next twelve months without adversely impacting our liquidity. Our Revolving Credit Facility and 2022 Senior Notes become current on May 13, 2021 and August 15, 2021, respectively. We continue to explore multiple alternatives to address these near-term maturities. If we are unable to refinance these debts, our ability to continue as a going concern may be materially and adversely affected in future periods.

Considering the current commodity price backdrop and continued uncertainty regarding impacts from the COVID-19 pandemic, we will remain disciplined with respect to future capital expenditures, which will be primarily concentrated on accretive bolt-on opportunities of our existing systems in our Core Focus Areas. In March 2021, we secured the Permian Transmission Credit Facility which will be used to finance our portion of capital calls associated with the Double E Project.

There are a number of risks and uncertainties that could cause our current expectations to change, including, but not limited to, (i) the ability to reach agreements with third parties and (ii) prevailing conditions and outlook in the natural gas, crude oil and NGLs and markets.

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

We have exposure due to nonperformance under our MVC contracts whereby a potential customer, may not have the wherewithal to make its MVC shortfall payments when they become due. We typically receive payment for all prior-year MVC shortfall billings in the quarter immediately following billing. Therefore, our exposure to risk of nonperformance is limited to and accumulates during the current year-to-date contracted measurement period.

Off-Balance Sheet Arrangements

We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. During the three months ended March 31,2020, there were no material changes to the off-balance sheet obligations disclosed in our 2020 Annual Report.

Summarized Financial Information

The supplemental summarized financial information below reflects SMLP's separate accounts, the combined accounts of the Co-Issuers and the Guarantor Subsidiaries (the Co-Issuers and, together with the Guarantor Subsidiaries, the “Obligor Group”) for the dates and periods indicated. The financial information of the Obligor Group is presented on a combined basis and intercompany balances and transactions between the Co-Issuers and Guarantor Subsidiaries have been eliminated. There were no reportable transactions between the Co-Issuers and Obligor Group and the subsidiaries that were not issuers or guarantors of the Senior Notes.

Payments to holders of the Senior Notes are affected by the composition of and relationships among the Co-Issuers, the Guarantor Subsidiaries, Permian Holdco and Summit Permian Transmission, both of which are unrestricted subsidiaries of SMLP and are not issuers or guarantors of the Senior Notes. The assets of our unrestricted subsidiaries are not available to satisfy the demands of the holders of the Senior Notes. In addition, our unrestricted subsidiaries are subject to certain contractual restrictions related to the payment of dividends, and other rights in favor of their non-affiliated stakeholders, that limit their ability to satisfy the demands of the holders of the Senior Notes.

A list of each of SMLP’s subsidiaries that is a guarantor, issuer or co-issuer of our registered securities subject to the reporting requirements in Release 33-10762 is filed as Exhibit 22.1 to this Quarterly Report on Form 10-Q.

Summarized Balance Sheet Information.  Summarized balance sheet information as of March 31, 2021 and December 31, 2020 follow.

	March 31, 2021
	SMLP	Obligor Group
	(In thousands)
Assets
Current assets	$2,622	$77,829
Noncurrent assets	6,257	2,237,430

Liabilities
Current liabilities	$10,107	$59,921
Noncurrent liabilities	19,861	1,343,355

	December 31, 2020
	SMLP	Obligor Group
	(In thousands)
Assets
Current assets	$2,311	$109,664
Noncurrent assets	9,572	2,389,032

Liabilities
Current liabilities	$9,662	$73,877
Noncurrent liabilities	184,088	1,514,250

Summarized Statements of Operations Information. For the purposes of the following summarized statements of operations, we allocate a portion of general and administrative expenses recognized at the SMLP parent to the Obligor Group to reflect what those entities' results would have been had they operated on a stand-alone basis. Summarized statements of operations for the three months ended March 31, 2021 and for the year ended December 31, 2020 follow.

	Three Months Ended March 31, 2021
	SMLP	Obligor Group
	(In thousands)
Total revenues	$—	$99,318
Total costs and expenses	—	77,420
Income (loss) before income taxes and income from equity method investees	(1,456)	8,052
Income from equity method investees	—	2,811
Net income (loss)	$(1,442)	$10,863

	Year Ended December 31, 2020
	SMLP	Obligor Group
	(In thousands)
Total revenues	$—	$383,473
Total costs and expenses	26,169	302,989
Income (loss) before income taxes and loss from equity method investees	(26,000)	122,108
Loss from equity method investees	—	13,073
Net income (loss)	$(26,016)	$135,181

Critical Accounting Estimates

We prepare our financial statements in accordance with GAAP. These principles are established by the FASB. We employ methods, estimates and assumptions based on currently available information when recording transactions resulting from business operations. There have been no changes to our significant accounting policies since December 31, 2020.

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

•	the ability to attract and retain key management personnel;
•	commercial bank and capital market conditions and the potential impact of changes or disruptions in the credit and/or capital markets;
•	changes in the availability and cost of capital and the results of our financing efforts, including availability of funds in the credit and/or capital markets;
•	our ability to refinance near-term maturities on favorable terms or at all;
•	restrictions placed on us by the agreements governing our debt and preferred equity instruments;
•	the availability, terms and cost of downstream transportation and processing services;
•	natural disasters, accidents, weather-related delays, casualty losses and other matters beyond our control;
•	operational risks and hazards inherent in the gathering, compression, treating and/or processing of natural gas, crude oil and produced water;
•	weather conditions and terrain in certain areas in which we operate;
•	any other issues that can result in deficiencies in the design, installation or operation of our gathering, compression, treating and processing facilities;
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

Information About Us

Investors should note that we make available, free of charge on our website at www.summitmidstream.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also post announcements, updates, events, investor information and presentations on our website in addition to copies of all recent news releases. We may use the Investors section of our website to communicate with investors. It is possible that the financial and other information posted there could be deemed to be material information. Documents and information on our website are not incorporated by reference herein.

The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our current interest rate risk exposure is largely related to our indebtedness. As of March 31, 2021, we had approximately $493.5 million principal of fixed-rate Senior Notes, $802.0 million outstanding under our variable rate Revolving Credit Facility and $17.5 million outstanding under the Permian Transmission Credit Facility (see Note 7 - Debt). While existing fixed-rate debt mitigates the downside impact of fluctuations in interest rates, future issuances of long-term debt could be impacted by increases in interest rates, which could result in higher overall interest costs. In addition, the borrowings under our Revolving Credit Facility, which have a variable interest rate, also expose us to the risk of increasing interest rates. Our current interest rate risk exposure has not changed materially since December 31, 2020. For additional information, see the "Interest Rate Risk" section included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the 2020 Annual Report.

Commodity Price Risk

We generate a majority of our revenues pursuant to primarily long-term and fee-based gathering agreements, many of which include MVCs and areas of mutual interest. Our direct commodity price exposure relates to (i) the sale of physical natural gas and/or NGLs purchased under percentage-of-proceeds and other processing arrangements with certain of our customers in the Williston Basin, Piceance Basin, and Permian Basin segments, (ii) the sale of natural gas we retain from certain Barnett Shale segment customers and (iii) the sale of condensate we retain from certain gathering services in the Piceance Basin segment. Our gathering agreements with certain Barnett Shale customers permit us to retain a certain quantity of natural gas that we sell to offset the power costs we incur to operate our electric-drive compression assets. We manage our direct exposure to natural gas and power prices through the use of forward power purchase contracts with wholesale power providers that require us to purchase a fixed quantity of power at a fixed heat rate based on prevailing natural gas prices on the Henry Hub Index. We sell retainage natural gas at prices that are based on the Atmos Zone 3 Index. By basing the power prices on a system and basin-relevant market, we are able to closely associate the relationship between the compression electricity expense and natural gas retainage sales. We do not enter into risk management contracts for speculative purposes. Our current commodity price risk exposure has not changed materially since December 31, 2020. For additional information, see the "Commodity Price Risk" section included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the 2020 Annual Report.

Item 4. Controls and Procedures.

Under the direction of our General Partner's Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of March 31, 2021 and (ii) no change in internal control over financial reporting occurred during the quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any significant legal or governmental proceedings. In addition, we are not aware of any significant legal or governmental proceedings contemplated to be brought against us, under the various environmental protection statutes to which we are subject, except as noted in Note 13 – Commitments and Contingencies and in the 2020 Annual Report, which is incorporated herein by reference.

Item 1A. Risk Factors.

The risk factors contained in the Item 1A. Risk Factors of the 2020 Annual Report are incorporated herein by reference except to the extent they address risks arising from or relating to the failure of events described therein to occur, which events have since occurred.

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

3.4		Certificate of Formation of Summit Midstream GP, LLC (Incorporated herein by reference to Exhibit 3.4 to SMLP's Form S-1 Registration Statement dated August 21, 2012 (Commission File No. 333-183466))
10.1	+**

Credit Agreement, dated as of March 8, 2021, among Summit Permian Transmission, LLC, as borrower, MUFG Bank Ltd., as administrative agent, Mizuho Bank (USA), as collateral agent, ING Capital LLC, Mizuho Bank, Ltd. and MUFG Union Bank, N.A., as L/C issuers, coordinating lead arrangers and joint bookrunners, and the lenders from time to time party thereto

22.1

Summit Midstream Partners, LP Subsidiary Issuers and Guarantors of Registered Securities (Incorporated herein by reference to Exhibit 22.1 to SMLP's Report on Form 10-Q filed May 8, 2020 (Commission File No. 001-35666)

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

101.INS	*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	*	Inline XBRL Taxonomy Extension Schema
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+ Filed herewith.

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

** Certain portions of this exhibit have been omitted pursuant to Item 601(a)(5) and 601(b)(10) of Regulation S-K. The Partnership agrees to furnish a supplemental copy of any omitted schedule or attachment to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Summit Midstream Partners, LP

(Registrant)

By: Summit Midstream GP, LLC (its General Partner)

May 7, 2021	/s/ MARC D. STRATTON

Marc D. Stratton, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)