Form 10-Q
period 2021-06-30
Summit Midstream Partners, LP
filed 2021-08-09
CIK 1549922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from        to
Commission file number: 001-35666
Summit Midstream Partners, LP
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of
incorporation or organization)
910 Louisiana Street, Suite 4200
Houston, TX
(Address of principal executive offices)

45-5200503
(I.R.S. Employer
Identification No.)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	As of August 1, 2021
Common Units	6,744,926 units

COMMONLY USED OR DEFINED TERMS

2022 Senior Notes	Summit Holdings' and Finance Corp.’s 5.5% senior unsecured notes due August 2022
2025 Senior Notes	Summit Holdings' and Finance Corp.’s 5.75% senior unsecured notes due April 2025
ASU	Accounting Standards Update
Bison Midstream	Bison Midstream, LLC
Board of Directors	the board of directors of our General Partner
condensate	a natural gas liquid with a low vapor pressure, mainly composed of propane, butane, pentane and heavier hydrocarbon fractions
DFW Midstream	DFW Midstream Services LLC
DJ Basin	Denver-Julesburg Basin
Double E	Double E Pipeline, LLC
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(In thousands, except unit amounts)
ASSETS
Cash and cash equivalents	$7,211	$15,544
Restricted cash	314	—
Accounts receivable, net	61,233	61,932
Other current assets	11,090	4,623
Total current assets	79,848	82,099
Property, plant and equipment, net	1,768,897	1,817,546
Intangible assets, net	186,525	199,566
Investment in equity method investees	433,440	392,740
Other noncurrent assets	5,335	7,866
TOTAL ASSETS	$2,474,045	$2,499,817

LIABILITIES AND CAPITAL
Trade accounts payable	$14,824	$11,878
Accrued expenses	10,092	13,036
Deferred revenue	10,593	9,988
Ad valorem taxes payable	5,395	9,086
Accrued compensation and employee benefits	5,847	9,658
Accrued interest	8,007	8,007
Accrued environmental remediation	1,959	1,392
Current portion of long-term debt	762,000	—
Other current liabilities	28,209	5,363
Total current liabilities	846,926	68,408
Long-term debt, excluding current portion	539,099	1,347,326
Noncurrent deferred revenue	44,857	48,250
Noncurrent accrued environmental remediation	1,192	1,537
Other noncurrent liabilities	38,994	21,747
Total liabilities	1,471,068	1,487,268
Commitments and contingencies (Note 13)

Mezzanine Capital
Subsidiary Series A Preferred Units (88,321 and 85,308 units issued and outstanding at June 30, 2021 and December 31, 2020, respectively)	97,679	89,658

Partners' Capital
Series A Preferred Units (143,447 and 162,109 units issued and outstanding at June 30, 2021 and December 31, 2020, respectively)	161,907	174,425
Common limited partner capital (6,744,926 and 6,110,092 units issued and outstanding at June 30, 2021 and December 31, 2020, respectively)	743,391	748,466
Total partners' capital	905,298	922,891
TOTAL LIABILITIES AND CAPITAL	$2,474,045	$2,499,817
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands, except per-unit amounts)
Revenues:
Gathering services and related fees	$74,233	$73,911	$144,580	$157,703
Natural gas, NGLs and condensate sales	16,416	10,683	37,180	24,463
Other revenues	9,392	7,413	17,599	14,744
Total revenues	100,041	92,007	199,359	196,910
Costs and expenses:
Cost of natural gas and NGLs	16,626	6,088	37,102	14,313
Operation and maintenance	17,507	21,152	34,100	42,963
General and administrative	29,360	12,786	39,938	29,347
Depreciation and amortization	28,364	29,630	56,875	59,296
Transaction costs	450	1,207	217	1,218
Gain on asset sales, net	(4)	(281)	(140)	(166)
Long-lived asset impairments	33	654	1,525	4,475
Total costs and expenses	92,336	71,236	169,617	151,446
Other income (expense), net	(2,334)	276	(2,284)	(151)
Loss on ECP Warrants	(12,159)	—	(13,634)	—
Interest expense	(15,502)	(21,990)	(29,455)	(45,818)
Gain on early extinguishment of debt	—	54,235	—	54,235
Income (loss) before income taxes and equity method investment income	(22,290)	53,292	(15,631)	53,730
Income tax benefit	248	389	262	402
Income from equity method investees	2,304	3,040	4,619	6,351
Net income (loss)	$(19,738)	$56,721	$(10,750)	$60,483
Net income attributable to Subsidiary Series A Preferred Units	(4,089)	(1,397)	(8,021)	(2,342)
Net loss attributable to noncontrolling interest	—	1,393	—	3,274
Net income (loss) attributable to Summit Midstream Partners, LP	$(23,827)	$56,717	$(18,771)	$61,415
Less: net income attributable to Series A Preferred Units	(3,849)	(7,125)	(8,136)	(14,250)
Add: deemed contribution from 2021 Preferred Exchange Offer	8,326	—	8,326	—
Net income (loss) attributable to common limited partners	$(19,350)	$49,592	$(18,581)	$47,165
Net income (loss) per limited partner unit:
Common unit – basic	$(2.91)	$16.66	$(2.91)	$15.73
Common unit – diluted	$(2.91)	$15.92	$(2.91)	$15.27

Weighted-average limited partner units outstanding:
Common units – basic	6,656	2,977	6,392	2,999
Common units – diluted	6,656	3,116	6,392	3,088
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

	Noncontrolling Interest		Partners' Capital
	Series A Preferred Units	Common Noncontrolling Interests	Series A Preferred Units	Partners' Capital	Total
	(In thousands)
Partners' capital, January 1, 2021	$—	$—	$174,425	$748,466	$922,891
Net income	—	—	4,287	769	5,056
Unit-based compensation	—	—	—	1,967	1,967
Tax withholdings and associated payments on vested SMLP LTIP awards	—	—	—	(1,274)	(1,274)
Partners' capital, March 31, 2021	—	—	178,712	749,928	928,640
Net income (loss)	—	—	3,849	(27,676)	(23,827)
Unit-based compensation	—	—	—	1,048	1,048
Tax withholdings and associated payments on vested SMLP LTIP awards	—	—	—	(98)	(98)
Tax withholdings on 2021 Preferred Exchange Offer	—	—	—	(465)	(465)
Effect of 2021 Preferred Exchange Offer, inclusive of an $8.3 million deemed contribution to common unit holders (Note 9)	—	—	(20,654)	20,654	—
Partners' capital, June 30, 2021	$—	$—	$161,907	$743,391	$905,298

	Noncontrolling Interest		Partners' Capital
	Series A Preferred Units	Common Noncontrolling Interests	Series A Preferred Units	Partners' Capital	Total
	(In thousands)
Partners' capital, January 1, 2020	$293,616	$186,070	$—	$305,550	$785,236
Net income (loss)	7,125	(1,881)	—	(2,427)	2,817
Net cash distributions to SMLP unitholders	—	(6,037)	—	—	(6,037)
Unit-based compensation	—	2,723	—	—	2,723
Effect of common unit issuances under SMLP LTIP	—	2,322	—	(2,322)	—
Tax withholdings and associated payments on vested SMLP LTIP awards	—	(984)	—	—	(984)
Partners' capital, March 31, 2020	300,741	182,213	—	300,801	783,755
Net income (loss)	4,750	(1,393)	2,375	49,592	55,324
Unit-based compensation	—	1,331	—	515	1,846
Tax withholdings and associated payments on vested SMLP LTIP awards	—	(34)	—	(28)	(62)
GP Buy-In Transaction assumption of noncontrolling interest in SMLP	(305,491)	(182,117)	305,491	182,117	—
Repurchase of common units under GP Buy-In Transaction	—	—	—	(44,078)	(44,078)
Other	—	—	—	(61)	(61)
Partners' capital, June 30, 2020	$—	$—	$307,866	$488,858	$796,724
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2021	2020
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(10,750)	$60,483
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	57,344	59,766
Noncash lease expense	519	1,557
Amortization of debt issuance costs	3,447	3,136
Unit-based and noncash compensation	3,015	4,569
Income from equity method investees	(4,619)	(6,351)
Distributions from equity method investees	13,116	12,749
Gain on asset sales, net	(140)	(166)
Loss on ECP Warrants	13,634	—
Unsettled loss on interest rate swaps	2,692	—
Gain on extinguishment of debt	—	(54,235)
Long-lived asset impairment	1,525	4,475
Changes in operating assets and liabilities:
Accounts receivable	(1,993)	20,219
Trade accounts payable	2,989	1,411
Accrued expenses	(3,127)	(8)
Deferred revenue, net	(2,787)	5,500
Ad valorem taxes payable	(3,691)	(2,170)
Accrued interest	—	(609)
Accrued environmental remediation, net	(512)	(545)
Other, net	15,555	(4,410)
Net cash provided by operating activities	86,217	105,371
Cash flows from investing activities:
Capital expenditures	(5,962)	(27,426)
Proceeds from asset sale	8,000	—
Investment in Double E equity method investee	(48,943)	(79,728)
Other, net	—	217
Net cash used in investing activities	(46,905)	(106,937)
Cash flows from financing activities:
Net cash distributions to noncontrolling interest SMLP unitholders	—	(6,037)
Borrowings under Revolving Credit Facility	—	90,000
Repayments on Revolving Credit Facility	(95,000)	(34,000)
Borrowings under Permian Transmission Credit Facility	53,500	—
Repayments on SMPH Term Loan	—	(6,300)
Repurchase of Senior Notes	—	(76,707)
Proceeds from issuance of Subsidiary Series A preferred units, net of issuance costs	—	48,710
Borrowings under ECP Loans	—	35,000
Purchase of common units in GP Buy-In Transaction	—	(41,778)
Debt issuance costs	(5,179)	(1,080)
Proceeds from asset sale	260	288
Other, net	(912)	(1,833)
Net cash provided by (used in) financing activities	(47,331)	6,263
Net change in cash, cash equivalents and restricted cash	(8,019)	4,697
Cash, cash equivalents and restricted cash, beginning of period	15,544	36,922
Cash, cash equivalents and restricted cash, end of period	$7,525	$41,619
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION, BUSINESS OPERATIONS AND PRESENTATION AND CONSOLIDATION
Organization. Summit Midstream Partners, LP (including its subsidiaries, collectively “SMLP” or the “Partnership”) is a Delaware limited partnership that was formed in May 2012 and began operations in October 2012. SMLP is a value-oriented limited partnership focused on developing, owning and operating midstream energy infrastructure assets that are strategically located in unconventional resource basins, primarily shale formations, in the continental United States. The Partnership’s business activities are primarily conducted through various operating subsidiaries, each of which is owned or controlled by its wholly owned subsidiary holding company, Summit Holdings, a Delaware limited liability company.
GP Buy-In Transaction. On May 28, 2020, the Partnership closed the transactions contemplated by the Purchase Agreement (the “Purchase Agreement”), dated May 3, 2020, with affiliates of its sponsor at that time, Energy Capital Partners II, LLC (“ECP”), to acquire Summit Investments, the parent company of the General Partner. The acquisition of Summit Investments resulted in the Partnership acquiring (a) 2.3 million SMLP common units (34.6 million SMLP common units prior to the Partnership’s 1-for-15 reverse unit split of its common units, effective November 9, 2020 (the “Reverse Unit Split”)) that were pledged as collateral under the SMPH Term Loan, (b) 0.7 million SMLP common units (10.7 million SMLP common units prior to the Reverse Unit Split) that were not pledged as collateral under the SMPH Term Loan and (c) a deferred purchase price obligation receivable owed by the Partnership. In addition, the Partnership acquired 0.4 million SMLP common units held by an affiliate of ECP (5.7 million SMLP common units prior to the Reverse Unit Split). The total purchase price was $35.0 million in cash and warrants giving ECP the right to purchase up to 0.7 million SMLP common units (10.0 million SMLP common units prior to the Reverse Unit Split) (refer to Note 9 – Partners’ Capital and Mezzanine Capital for additional details). Pursuant to the Purchase Agreement, the Partnership assumed the liabilities stemming from the release of produced water from a produced water pipeline operated by Meadowlark Midstream, a subsidiary of the Partnership, that occurred near Williston, North Dakota and was discovered on January 6, 2015. These transactions are collectively referred to as the “GP Buy-In Transaction.”
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
Presentation and Consolidation. The Partnership prepares its condensed consolidated financial statements in accordance with GAAP as established by the FASB and pursuant to the rules and regulations of the SEC pertaining to interim financial information. The condensed consolidated financial statements contained in this report include all normal and recurring material adjustments that, in the opinion of management, are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented herein. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and related notes that are included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2020.
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
Risks and Uncertainties. The Partnership continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its business, including how it has impacted and will impact its customers, employees, supply chain and distribution network. The Partnership is unable to predict the ultimate impact that COVID-19 may have on its business, future results of operations, financial position or cash flows.
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
Going Concern Assessment. The accompanying unaudited condensed consolidated financial statements are prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Partnership’s wholly owned subsidiary, Summit Holdings, has a senior secured revolving credit facility due May 13, 2022 (the “Revolving Credit Facility”). As a result of this maturity date being within 12 months after the date that these financial statements were issued, the amounts due on the Revolving Credit Facility have been included in the Partnership’s going concern assessment. A lack of sufficient available liquidity to repay the Revolving Credit Facility balance at maturity, which would be a nonpayment event that would also cause a cross-default under the Partnership's other outstanding indebtedness, over the next 12 months has raised substantial doubt about the Partnership’s ability to continue as a going concern.
The Partnership is in the process of arranging new financing, which may include a new 4.5-year asset-based revolving credit facility (the “ABL Revolver”) that is expected to (i) have a borrowing capacity of $400.0 million to $500.0 million and (ii) conditioned on the successful arrangement of a $700.0 million to $750.0 million offering of high yield notes (the “High Yield Notes Offering”). The ABL Revolver and the High Yield Notes Offering are expected to close concurrently prior to September 30, 2021, and collectively, the proceeds will be used to refinance the Revolving Credit Facility and redeem the senior unsecured notes due August 15, 2022 (the "2022 Senior Notes") of Summit Holdings and Finance Corp., another of the Partnership's wholly-owned subsidiaries. There is no assurance that additional financing will be available when needed or that the Partnership will be able to obtain financing on acceptable terms.
The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ISSUED ACCOUNTING STANDARDS APPLICABLE TO THE PARTNERSHIP
Except for the below, there have been no changes to the Partnership’s significant accounting policies since December 31, 2020.
Cash, Cash Equivalents and Restricted Cash. The Partnership considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash that is held by a major bank and has restrictions on its availability to the Partnership is classified as restricted cash. The restricted cash balance of $0.3 million at June 30, 2021 is related to proceeds from the Permian Transmission Credit Facility, which is available to finance Permian Transmission’s capital calls associated with its investment in Double E, for debt service or other general corporate purposes. See Note 7 - Debt for additional information.
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
ASU No. 2020-6 Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40) (“ASU 2020-6”). ASU 2020-6 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in GAAP. The ASU’s amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Partnership is currently evaluating the provisions of ASU 2020-6 to determine its impact on the Partnership’s consolidated financial statements and disclosures.
ASU No. 2020-4 Reference Rate Reform (“ASU 2020-4”). ASU 2020-4 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform on financial reporting. The amendments in ASU 2020-4 are effective as of March 12, 2020 through December 31, 2022. The Partnership is currently evaluating the provisions of ASU 2020-4 to determine its impact on the Partnership’s consolidated financial statements and disclosures.
3. REVENUE
Performance obligations. The following table presents estimated revenue expected to be recognized during the remainder of 2021 and over the remaining contract period related to performance obligations that are unsatisfied and are comprised of estimated minimum volume commitments.

	2021	2022	2023	2024	2025	Thereafter

Gathering services and related fees	$46,183	$80,064	$62,179	$51,645	$35,200	$21,433
Revenue by Category. In the following table, revenue is disaggregated by geographic area and major products and services. For more detailed information about reportable segments, see Note 15 – Segment Information.

	Three Months Ended June 30, 2021
	Gathering services and related fees	Natural gas, NGLs and condensate sales	Other revenues	Total
	(in thousands)
Reportable Segments:
Utica Shale	$11,349	$—	$—	$11,349
Williston Basin	12,516	8,201	4,242	24,959
DJ Basin	5,891	305	1,856	8,052
Permian Basin	2,262	6,875	121	9,258
Piceance Basin	25,527	1,025	1,233	27,785
Barnett Shale	10,076	10	1,012	11,098
Marcellus Shale	6,612	—	—	6,612
Total reportable segments	74,233	16,416	8,464	99,113
Corporate and Other	—	—	928	928
Total	$74,233	$16,416	$9,392	$100,041

	Six Months Ended June 30, 2021
	Gathering services and related fees	Natural gas, NGLs and condensate sales	Other revenues	Total
	(in thousands)
Reportable Segments:
Utica Shale	$19,920	$—	$—	$19,920
Williston Basin	25,149	20,428	8,749	54,326
DJ Basin	12,154	415	2,560	15,129
Permian Basin	4,461	13,393	237	18,091
Piceance Basin	50,311	2,878	2,409	55,598
Barnett Shale	19,772	66	2,072	21,910
Marcellus Shale	12,813	—	—	12,813
Total reportable segments	144,580	37,180	16,027	197,787
Corporate and Other	—	—	1,572	1,572
Total	$144,580	$37,180	$17,599	$199,359

	Three Months Ended June 30, 2020
	Gathering services and related fees	Natural gas, NGLs and condensate sales	Other revenues	Total
	(in thousands)
Reportable Segments:
Utica Shale	$11,538	$—	$—	$11,538
Williston Basin	12,407	3,131	2,776	18,314
DJ Basin	5,228	71	993	6,292
Permian Basin	2,711	4,222	126	7,059
Piceance Basin	26,222	401	1,096	27,719
Barnett Shale	9,877	2,858	1,778	14,513
Marcellus Shale	5,928	—	—	5,928
Total reportable segments	73,911	10,683	6,769	91,363
Corporate and Other	—	—	644	644
Total	$73,911	$10,683	$7,413	$92,007

	Six Months Ended June 30, 2020
	Gathering services and related fees	Natural gas, NGLs and condensate sales	Other revenues	Total
	(in thousands)
Reportable Segments:
Utica Shale	$18,500	$—	$—	$18,500
Williston Basin	36,204	7,455	5,918	49,577
DJ Basin	12,083	141	2,027	14,251
Permian Basin	5,022	8,734	313	14,069
Piceance Basin	53,411	1,404	2,161	56,976
Barnett Shale	20,320	6,729	3,038	30,087
Marcellus Shale	12,163	—	—	12,163
Total reportable segments	157,703	24,463	13,457	195,623
Corporate and Other	—	—	1,287	1,287
Total	$157,703	$24,463	$14,744	$196,910

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

2021
(In thousands)
Contract assets, January 1,	$2,026
Additions	4,985
Transfers out	(973)
Contract assets, June 30,	$6,038
As of June 30, 2021, receivables with customers totaled $54.3 million and contract assets totaled $6.0 million and were included in the accounts receivable caption on the unaudited condensed consolidated balance sheets.
As of December 31, 2020, receivables with customers totaled $57.5 million and contract assets totaled $2.0 million which were included in the accounts receivable caption on the unaudited condensed consolidated balance sheets.
Contract liabilities (deferred revenue) relate to the advance consideration received from customers primarily for contributions in aid of construction. The Partnership recognizes contract liabilities under these arrangements in revenue over the contract period. For the three months ended June 30, 2021 and 2020, the Partnership recognized $2.1 million and $2.3 million of gathering services and related fees, respectively, which were included in the contract liability balance as of the beginning of the period. For the six months ended June 30, 2021 and 2020, the Partnership recognized $3.3 million and $4.7 million of gathering services and related fees, respectively, which were included in the contract liability balance as of the beginning of the period. See Note 6 – Deferred Revenue for additional details.
4. PROPERTY, PLANT AND EQUIPMENT
Details of the Partnership’s property, plant and equipment follows.

	June 30, 2021	December 31, 2020
	(In thousands)
Gathering and processing systems and related equipment	$2,221,834	$2,213,501
Construction in progress	45,780	60,443
Land and line fill	10,440	10,440
Other	59,683	61,340
Total	2,337,737	2,345,724
Less: accumulated depreciation	(568,840)	(528,178)
Property, plant and equipment, net	$1,768,897	$1,817,546
Depreciation expense and capitalized interest for the Partnership follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Depreciation expense	$21,318	$21,664	$42,784	$43,362
Capitalized interest	149	328	324	820

5. EQUITY METHOD INVESTMENTS
Double E. The Partnership is responsible for leading the development, permitting and construction of the Double E Project. During the six month periods ended June 30, 2021 and 2020, the Partnership made cash investments of $48.9 million and $79.7 million, respectively, in the Double E Project which included $1.6 million and $0.3 million of capitalized interest respectively. Other than the investment activity noted above, Double E did not have any results of operations for the six months ended June 30, 2021, given that the Double E Project is currently under development.

Ohio Gathering. As of June 30, 2021 and December 31, 2020, the Partnership’s ownership interest in Ohio Gathering was 38.0% and 38.2%, respectively. A reconciliation of the difference between the carrying amount of the Partnership’s interest in Ohio Gathering and the Partnership’s underlying investment per Ohio Gathering's books and records is provided in the table below as of June 30, 2021.

2021
(In thousands)
Investment in Ohio Gathering, June 30,	$252,537
June cash distributions	2,314
Basis difference	212,259
Investment in Ohio Gathering (Books and records), May 30,	$467,110

6. DEFERRED REVENUE
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

A rollforward of current deferred revenue follows.

Total
(In thousands)
Current deferred revenue, January 1, 2021	$9,988
Add: additions	4,074
Less: revenue recognized	(3,469)
Current deferred revenue, June 30, 2021	$10,593
A rollforward of noncurrent deferred revenue follows.

Total
(In thousands)
Noncurrent deferred revenue, January 1, 2021	$48,250
Add: additions	667
Less: reclassification to current deferred revenue	(4,060)
Noncurrent deferred revenue, June 30, 2021	$44,857

7. DEBT
Debt for the Partnership at June 30, 2021 and December 31, 2020, follows:

	June 30, 2021	December 31, 2020
	(In thousands)
Revolving Credit Facility: Summit Holdings' variable rate senior secured revolving credit facility due May 13, 2022	$762,000	$857,000
Permian Transmission Credit Facility: Permian Transmission's variable rate senior secured credit facility due March 8, 2028	53,500	—
Less: unamortized debt issuance costs	(5,128)	—
2022 Senior Notes: Summit Holdings' 5.5% senior unsecured notes due August 15, 2022	234,047	234,047
Less: unamortized debt issuance costs	(630)	(859)
2025 Senior Notes: Summit Holdings' 5.75% senior unsecured notes due April 15, 2025	259,463	259,463
Less: unamortized debt issuance costs	(2,153)	(2,325)
Total debt	1,301,099	1,347,326
Less current maturities of:
Revolving Credit Facility	762,000	—
Total long-term debt	$539,099	$1,347,326

Revolving Credit Facility. The Partnership’s wholly owned subsidiary, Summit Holdings, has a Revolving Credit Facility which allows for revolving loans, letters of credit and swingline loans. The Revolving Credit Facility has $1.1 billion of borrowing capacity and matures on May 13, 2022. At June 30, 2021, the applicable margin under LIBOR borrowings was 3.25%, the interest rate was 3.36% and the unused portion of the Revolving Credit Facility totaled $314.9 million, subject to a commitment fee of 0.50%, after giving effect to the issuance of $23.1 million in outstanding but undrawn irrevocable standby letters of credit. Based on covenant limits, the Partnership’s available borrowing capacity under the Revolving Credit Facility as of June 30, 2021 was approximately $137.6 million.
The Revolving Credit Facility includes three financial performance covenants which require Summit Holdings to maintain (i) a ratio of consolidated trailing 12-month earnings before interest, income taxes, depreciation and amortization (“EBITDA”) to net interest expense of not less than 2.50 to 1.00, as defined in the credit agreement, (ii) a ratio of total net indebtedness to consolidated trailing 12-month EBITDA of not more than 5.75 to 1.00 and (iii) a ratio of first lien net indebtedness to consolidated trailing 12-month EBITDA of not more than 3.50 to 1.00. As of and during the six months ended June 30, 2021, the Partnership was in compliance with the Revolving Credit Facility's financial covenants, including the financial performance covenants, and there were no defaults or events of default.
Permian Transmission Credit Facility. On March 8, 2021 (the “Closing Date”), the Partnership’s unrestricted subsidiary, Permian Transmission, entered into a Credit Agreement which allows for $175.0 million of senior secured credit facilities (the “Permian Transmission Credit Facilities”), including a $160.0 million Term Loan Facility and a $15.0 million Working Capital Facility. The Permian Transmission Credit Facilities can be used to finance Permian Transmission’s capital calls associated with its investment in Double E, debt service and other general corporate purposes. Unexpended proceeds from draws on the Permian Transmission Credit Facilities are classified as restricted cash on the accompanying unaudited condensed consolidated balance sheets.
As of June 30, 2021, the applicable margin under Adjusted LIBOR borrowings was 2.375%, the interest rate was 2.5% and the unused portion of the Permian Transmission Credit Facilities totaled $121.5 million, subject to a commitment fee of 0.70% as of June 30, 2021. Based on covenant limits, the Partnership’s available borrowing capacity under the Permian Transmission Credit Facilities, as of June 30, 2021, was approximately $119.5 million. As of and during the period from the Closing Date to June 30, 2021, the Partnership was in compliance with the Permian Transmission Credit Facilities financial covenants. There were no defaults or events of default during the period from the Closing Date to June 30, 2021.
2022 Senior Notes. The 2022 Senior Notes are senior, unsecured obligations and rank equally in right of payment with all of our existing and future senior, unsecured obligations. The 2022 Senior Notes are effectively subordinated in right of payment to all secured indebtedness, to the extent of the collateral securing such indebtedness.

Summit Holdings and Finance Corp., the co-issuers of the 2022 Senior Notes (the “Co-Issuers”) may redeem all or part of the 2022 Senior Notes at a redemption price of 100.00%, plus accrued and unpaid interest, if any. Debt issuance costs of $5.1 million are being amortized over the life of the 2022 Senior Notes.
As of and during the six month period ended June 30, 2021, that Partnership was in compliance with the financial covenants governing its 2022 Senior Notes.
2025 Senior Notes. The 2025 Senior Notes are senior, unsecured obligations and rank equally in right of payment with all of the Partnership’s existing and future senior unsecured obligations. The 2025 Senior Notes are effectively subordinated in right of payment to all of the Partnership’s secured indebtedness, to the extent of the collateral securing such indebtedness.
As of June 30, 2021, the Co-Issuers have the right to redeem all or part of the 2025 Senior Notes at a redemption price of 102.875% (with the redemption price declining ratably each year to 100.000% on April 15, 2023), plus accrued and unpaid interest, if any, to, but not including the redemption date. Debt issuance costs of $7.7 million are being amortized over the life of the 2025 Senior Notes.
As of and during the six month period ended June 30, 2021, that Partnership was in compliance with the financial covenants governing its 2025 Senior Notes.
Gain on Extinguishment of Debt. The Partnership had less than $0.1 million of gain on extinguishment of debt for the six months ended June 30, 2021. The Partnership recognized a $54.2 million gain on extinguishment of debt during the six months ended June 30, 2020, as the result of open market repurchases of its Senior Notes.

	Open Market Repurchases During the Six Months Ended June 30, 2020		Total
	2022	2025
	Senior Notes	Senior Notes
Gain on repurchases of Senior Notes	$9,300	$46,003	$55,303
Debt issue costs	(117)	(951)	(1,068)
Gain on extinguishment	$9,183	$45,052	$54,235
8. FINANCIAL INSTRUMENTS
Fair Value.  A summary of the estimated fair value of our financial instruments follows.

	June 30, 2021		December 31, 2020
	Carrying Value, Net	Estimated fair value (Level 2)	Carrying Value, Net	Estimated fair value (Level 2)
	(In thousands)
2022 Senior Notes	$233,417	$229,171	$233,188	$215,713
2025 Senior Notes	257,310	237,625	257,138	168,002
The balance sheet carrying values for the Revolving Credit Facility and the Permian Transmission Credit Facility represent fair value due to their floating interest rates. The fair value for the Senior Notes is based on an average of nonbinding broker quotes as of June 30, 2021 and December 31, 2020. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value of the Senior Notes.
Interest Rate Swaps. In connection with the Permian Transmission Credit Facility, the Partnership entered into $161.5 million of notional amount interest rate swaps to manage its exposure to variability in expected cash flows attributable to interest rate risk. Interest rate swaps convert a portion of the Partnership’s variable rate debt to fixed rate debt. The Partnership chooses counterparties for its derivative instruments that it believes are creditworthy at the time the transactions are entered into, and the Partnership actively monitors the creditworthiness where applicable. However, there can be no assurance that a counterparty will be able to meet its obligations to the Partnership. The Partnership presents its derivative positions on a gross basis and does not net the asset and liability positions.
As of June 30, 2021, the Partnership’s interest rate swap agreements had a fair value of $2.7 million and are recorded within other current liabilities and other noncurrent liabilities within the unaudited condensed consolidated balance sheets.
9. PARTNERS' CAPITAL AND MEZZANINE CAPITAL
Common Units. A rollforward of the number of issued and outstanding common limited partner units follows for the period from December 31, 2020 to June 30, 2021.

Common Units
Units, December 31, 2020	6,110,092
2021 Preferred Exchange Offer, net of shares withheld for taxes	538,715
Common units issued for SMLP LTIP, net	96,119
Units, June 30, 2021	6,744,926
Series A Preferred Units. In 2017, the Partnership issued 300,000 Series A Preferred Units at a price to the public of $1,000 per unit. As of June 30, 2021, the Partnership had 143,447 Series A Preferred Units outstanding and $22.1 million of accrued and unpaid distributions on its Series A Preferred Units.
Series A Preferred Unit Exchange Offer. In April 2020, the Partnership completed an offer to exchange its Series A Preferred Units for newly issued common units, whereby it issued 538,715 SMLP common units, net of units withheld for withholding taxes, in exchange for 18,662 Series A Preferred Units.
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
During the six months ended June 30, 2021, the Partnership elected to make PIK distributions and issued 3,013 Subsidiary Series A Preferred Units to the holders of its Subsidiary Series A Preferred Units. As of June 30, 2021, the Partnership has 88,321 Subsidiary Series A Preferred Units issued and outstanding.
If the Subsidiary Series A Preferred Units were redeemed on June 30, 2021, the redemption amount would be $110.4 million when considering the applicable multiple of invested capital metric and make-whole amount provisions contained in the Subsidiary Series A Preferred Unit agreement.
The following table shows the change in our Subsidiary Series A Preferred Unit balance from January 1, 2021 to June 30, 2021:

2021
(in thousands)
Balance at January 1,	$89,658
PIK distributions	3,013
Redemption accretion	5,008
Balance at June 30,	$97,679
Warrants.  On May 28, 2020, and in connection with the GP Buy-In Transaction, the Partnership issued (i) a warrant to purchase up to 537,307 SMLP common units (8,059,609 SMLP common units prior to the Reverse Unit Split) to SMP TopCo, LLC, a Delaware limited liability company and affiliate of ECP (“ECP NewCo”) (the “ECP NewCo Warrant”), and (ii) a warrant to purchase up to 129,360 SMLP common units (1,940,391 SMLP common units prior to the Reverse Unit Split) to SMLP Holdings, LLC, a Delaware limited liability company and affiliate of ECP (“ECP Holdings” and together with ECP NewCo, the "ECP Entities") (the “ECP Holdings Warrant” and together with the ECP NewCo Warrant, the “ECP Warrants”). The exercise price under the ECP Warrants is $15.345 per SMLP common unit ($1.025 prior to the Reverse Unit Split) and upon exercising the ECP Warrants, the Partnership may issue a maximum of 666,667 SMLP common units (10,000,000 SMLP common units prior to the Reverse Unit Split) under the ECP Warrants.
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
On August 5, 2021, the ECP Entities cashlessly exercised all of the ECP Warrants for an aggregate of 414,447 SMLP common units, net of the exercise price, as calculated pursuant to Section 3(c) of the ECP Warrants. The Partnership has delivered instructions to American Stock Transfer & Trust Company, LLC, its transfer agent, to issue these SMLP common units to the ECP Entities.
At June 30, 2021, the ECP Warrants were valued at $15.5 million, were accounted for as a liability instrument and recorded within other current liabilities on the unaudited condensed consolidated balance sheets. The value as of June 30, 2021 approximates the settlement value on August 5, 2021, the date in which the ECP Warrants were exercised by their holders. See Note 16 - Subsequent Events for further details.
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
10. EARNINGS PER UNIT
The following table details the components of EPU.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands, except per-unit amounts)		(In thousands, except per-unit amounts)
Numerator for basic and diluted EPU:
Allocation of net income (loss) among limited partner interests:
Net income (loss)	$(19,738)	$56,721	$(10,750)	$60,483
Net income attributable to Subsidiary Series A Preferred Units	(4,089)	(1,397)	(8,021)	(2,342)
Net loss attributable to noncontrolling interest	—	1,393	—	3,274
Net income (loss) attributable to Summit Midstream Partners, LP	(23,827)	56,717	(18,771)	61,415

Less: Net income attributable to Series A Preferred Units	(3,849)	(7,125)	(8,136)	(14,250)
Add: Deemed capital contribution from 2021 Preferred Exchange Offer	8,326	—	8,326	—
Net income (loss) attributable to common limited partners	(19,350)	$49,592	(18,581)	$47,165

Denominator for basic and diluted EPU:
Weighted-average common units outstanding – basic	6,656	2,977	6,392	2,999
Effect of nonvested phantom units	—	139	—	89
Weighted-average common units outstanding – diluted	6,656	3,116	6,392	3,088

Net Income (Loss) per limited partner unit:
Common unit – basic	$(2.91)	$16.66	$(2.91)	$15.73
Common unit – diluted	$(2.91)	$15.92	$(2.91)	$15.27

Nonvested anti-dilutive phantom units excluded from the calculation of diluted EPU	169	276	173	201

11. SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30,
	2021	2020
	(In thousands)
Supplemental cash flow information:
Cash interest paid	$27,869	$44,073
Cash paid for taxes	$15	$—

Noncash investing and financing activities:
Capital expenditures in trade accounts payable (period-end accruals)	$6,059	$12,442
Warrant issuance for GP Buy-In Transaction	$—	$2,300
Accretion of Subsidiary Series A Preferred Units	$5,008	$—

12. UNIT-BASED AND NONCASH COMPENSATION
SMLP Long-Term Incentive Plan. The Partnership’s Long-Term Incentive Plan (“SMLP LTIP”) provides for equity awards to eligible officers, employees, consultants and directors of the Partnership, thereby linking the recipients’ compensation directly to SMLP’s performance. Significant items to note:
•For the six-month period ended June 30, 2021, the Partnership granted 148,822 phantom units and associated distribution equivalent rights to employees in connection with the Partnership’s annual incentive compensation award cycle. These awards had a grant date fair value of $20.42 per common unit and vest ratably over a three-year period.
•For the six-month period ended June 30, 2021, the Partnership issued 40,002 common units to the Partnership’s six independent directors in connection with their annual compensation plan. These awards had a grant date fair value of $28.99 per common unit and vested immediately.
•As of June 30, 2021, approximately 0.3 million common units remained available for future issuance under the SMLP LTIP.
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
In 2015, the Partnership learned of the rupture of a four-inch produced water gathering pipeline on the Meadowlark Midstream system near Williston, North Dakota (“2015 Blacktail Release”). Prior to the GP Buy-In Transaction, Summit Investments and SMP Holdings indemnified the Partnership for certain obligations and liabilities related to the incident. As a result of the GP Buy-In Transaction, the Partnership is no longer indemnified for these obligations.
A rollforward of the Partnership’s undiscounted accrued environmental remediation follows and is primarily related to the Meadowlark Rupture.

Total
(In thousands)
Accrued environmental remediation, December 31, 2020	$2,929
Payments made	(512)
Additional accruals	734
Accrued environmental remediation, June 30, 2021	$3,151
As of June 30, 2021, the Partnership has recognized (i) a current liability for remediation effort expenditures expected to be incurred within the next 12 months and (ii) a noncurrent liability for estimated remediation expenditures expected to be incurred subsequent to June 30, 2022. Each of these amounts represent the Partnership’s best estimate for costs expected to be incurred. Neither of these amounts have been discounted to its present value.

In the fourth quarter of 2020, the Partnership recognized a $17.0 million loss contingency for the 2015 Blacktail Release as a result of ongoing discussions with multiple federal and state government agencies, including the U.S. Department of Justice, the U.S. Environmental Protection Agency, the North Dakota Industrial Commission, the North Dakota Office of the Attorney General, the North Dakota Department of Environmental Quality, and the North Dakota Game and Fish Department. Subsequently, on August 4, 2021, certain subsidiaries of the Partnership entered into multiple agreements with these federal and state agencies to resolve the legal matters resulting from the 2015 Blacktail Release (“Global Settlement”). The Partnership increased its loss contingency for the 2015 Blacktail Release during the three months ended June 30, 2021 by $19.3 million, resulting in an accrued loss liability for the 2015 Blacktail Release at June 30, 2021 of $36.3 million.
Key terms of the Global Settlement include (i) payment of penalties and fines totaling $36.3 million, consisting of $1.25 million in natural resource damages to the federal and state governments payable after court approval of the Global Settlement, $25.0 million payable to the federal government over five years, and $10.0 million payable to the state governments over six years, with interest applied to unpaid amounts accruing at a fixed rate of 3.25%, and of which $3.1 million is expected to be paid within the next twelve months; (ii) continuation of remediation efforts at the site of the 2015 Blacktail Release; (iii) other injunctive relief including but not limited to control room management, environmental management system audit, training, and reporting; (iv) guilty pleas for one charge of negligent discharge of a harmful quantity of oil and one charge of knowing failure to immediately report a discharge of oil; and (v) organizational probation for a minimum period of three years from sentencing, including payment in full of certain components of the fines and penalty amounts. The agreements comprising the Global Settlement are subject to a number of contingencies, including approval of the U.S. District Court for the District of North Dakota (the “U.S. District Court”) (after a public comment period of 30 days), that could prevent the Global Settlement from being finalized within its current terms.
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
14. RESTRUCTURING
2020 Restructuring Activities. In late 2020, management initiated a plan to restructure its operations (“2020 Restructuring Plan”), resulting in certain management, facility and organizational changes. Under the 2020 Restructuring Plan, and during the three-and six-month periods ended June 30, 2021, the Partnership expensed approximately $0.1 million and $0.8 million, respectively, of costs associated with these restructuring activities. These activities consisted primarily of employee-related severance costs and are included within the General and administrative caption on the consolidated statement of operations. At June 30, 2021, the Partnership has accrued and unpaid liabilities of $0.6 million associated with the 2020 Restructuring Activities.
2019 Restructuring Activities. In late 2019, management initiated a plan to restructure its operations (“2019 Restructuring Plan”), resulting in certain management, facility and organizational changes. Under the 2019 Restructuring Plan, and during the three-and six-month periods ended June 30, 2020, the Partnership expensed approximately $0.6 million and $3.3 million, respectively, of costs associated with these restructuring activities. These activities consisted primarily of employee-related costs and consulting costs in support of the 2019 Restructuring Plan. These costs are included within the General and administrative caption on the consolidated statement of operations. At June 30, 2021, the Partnership has accrued and unpaid liabilities of less than $0.1 million associated with the 2019 Restructuring Activities.
15. SEGMENT INFORMATION
As of June 30, 2021, the Partnership’s reportable segments are:
•the Utica Shale, which is served by Summit Utica;
•Ohio Gathering, which includes our ownership interest in OGC and OCC;
•the Williston Basin, which is served by Polar and Divide, Meadowlark Midstream and Bison Midstream;
•the DJ Basin, which is served by Niobrara G&P;
•the Permian Basin, which is served by Summit Permian;
•the Piceance Basin, which is served by Grand River;
•the Barnett Shale, which is served by DFW Midstream; and
•the Marcellus Shale, which is served by Mountaineer Midstream.

Each of the Partnership’s reportable segments provides midstream services in a specific geographic area. Reportable segments reflect the way in which the Partnership internally reports the financial information used to make decisions and allocate resources in connection with the Partnership’s operations.
The Ohio Gathering reportable segment includes the Partnership’s investment in Ohio Gathering. Income or loss from equity method investees, as reflected on the statements of operations, relates to Ohio Gathering and is recognized and disclosed on a one-month lag.
For the six months ended June 30, 2021, other than the investment activity described in Note 5 - Equity Method Investments, Double E did not have any results of operations given that the Double E Project is currently under development. The Double E Project is expected to be operational in the fourth quarter of 2021.
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
Assets by reportable segment follow.

	June 30, 2021	December 31, 2020
	(In thousands)
Assets (1):
Utica Shale	$207,783	$209,425
Ohio Gathering	252,537	259,888
Williston Basin	404,719	425,873
DJ Basin	195,089	199,920
Permian Basin	166,712	165,765
Piceance Basin	555,033	579,800
Barnett Shale	326,446	336,629
Marcellus Shale	173,918	176,441
Total reportable segment assets	2,282,237	2,353,741
Corporate and Other	191,808	146,076
Total assets	$2,474,045	$2,499,817
(1)At June 30, 2021, Corporate and Other included $180.9 million relating to our investment in Double E (included in the Investment in equity method investees caption of the unaudited condensed consolidated balance sheet). At December 31, 2020, Corporate and Other included $132.9 million relating to our investment in Double E.
Segment adjusted EBITDA by reportable segment follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Reportable segment adjusted EBITDA
Utica Shale	$10,652	$10,693	$18,372	$16,621
Ohio Gathering	6,841	7,514	13,713	15,453
Williston Basin	9,626	12,727	20,431	28,919
DJ Basin	5,106	4,339	10,453	10,250
Permian Basin	461	1,828	1,170	3,409
Piceance Basin	20,324	21,734	41,358	45,291
Barnett Shale	8,889	8,510	16,905	17,270
Marcellus Shale	5,868	4,888	11,469	10,208
Total of reportable segments' measures of profit	$67,767	$72,233	$133,871	$147,421

A reconciliation of income or loss before income taxes and income or loss from equity method investees to total of reportable segments' measures of profit follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Reconciliation of income (loss) before income taxes and income from equity method investees to total of reportable segments' measures of profit:
Income (loss) before income taxes and income from equity method investees	$(22,290)	$53,292	$(15,631)	$53,730
Add:
Corporate and Other expense	40,264	9,533	48,060	21,610
Interest expense	15,502	21,990	29,455	45,818
Gain on early extinguishment of debt	—	(54,235)	—	(54,235)
Depreciation and amortization (1)	28,598	29,866	57,344	59,766
Proportional adjusted EBITDA for equity method investees	6,841	7,514	13,713	15,453
Adjustments related to MVC shortfall payments	—	2,291	—	(3,151)
Adjustments related to capital reimbursement activity	(2,225)	(237)	(3,470)	(448)
Unit-based and noncash compensation	1,048	1,846	3,015	4,569
Gain on asset sales, net	(4)	(281)	(140)	(166)
Long-lived asset impairment	33	654	1,525	4,475
Total of reportable segments' measures of profit	$67,767	$72,233	$133,871	$147,421
(1) Includes the amortization expense associated with our favorable gas gathering contracts as reported in other revenues.
16. SUBSEQUENT EVENTS
Global Settlement. On August 4, 2021, the Partnership entered into the Global Settlement to resolve the legal matters resulting from the 2015 Blacktail Release. The Partnership increased its loss contingency for the 2015 Blacktail Release during the three months ended June 30, 2021 by $19.3 million, resulting in an accrued loss liability for the 2015 Blacktail Release at June 30, 2021 of $36.3 million. Key terms of the Global Settlement include (i) payment of penalties and fines totaling $36.3 million, consisting of $1.25 million in natural resource damages to the federal and state governments payable after court approval of the Global Settlement, $25.0 million payable to the federal government over five years, and $10.0 million payable to the state governments over six years, with interest applied to unpaid amounts accruing at a fixed rate of 3.25%, and of which $3.1 million is expected to be paid within the next twelve months; (ii) continuation of remediation efforts at the site of the 2015 Blacktail Release; (iii) other injunctive relief including but not limited to control room management, environmental management system audit, training, and reporting; (iv) guilty pleas for one charge of negligent discharge of a harmful quantity of oil and one charge of knowing failure to immediately report a discharge of oil; and (v) organizational probation for a minimum period of three years from sentencing, including payment in full of certain components of the fines and penalty amount. The agreements comprising the Global Settlement are subject to a number of contingencies, including approval of the U.S. District Court (after a public comment period of 30 days), that could prevent the Global Settlement from being finalized within its current terms. See Note 13-Commitments and Contingencies for additional information.
Exercise of the ECP Warrants. On August 5, 2021, ECP NewCo and ECP Holdings exercised all of the ECP Warrants and the Partnership issued 414,447 SMLP common units, net of the exercise price, as calculated pursuant to Section 3(c) of the ECP Warrants. The Partnership has delivered instructions to American Stock Transfer & Trust Company, LLC, its transfer agent, to issue these common units to the ECP Entities. As of June 30, 2021, the ECP Warrants were valued at $15.5 million and this amount approximated the settlement value of the SMLP common units issued in August 2021.

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
•Core Focus Areas. Core producing areas of basins in which we expect our gathering systems to experience greater long-term growth, driven by our customers’ ability to generate more favorable returns and support sustained drilling and completion activity in varying commodity price environments. In the near-term, we expect to concentrate the majority of our capital expenditures in our Core Focus Areas. Our Utica Shale, Ohio Gathering, Williston Basin, DJ Basin and Permian Basin reportable segments (as described below) comprise our Core Focus Areas.
•Legacy Areas. Production basins in which we expect volume throughput on our gathering systems to experience relatively lower long-term growth compared to our Core Focus Areas, given that our customers require relatively higher commodity prices to support drilling and completion activities in these basins. Upstream production served by our gathering systems in our Legacy Areas is generally more mature, as compared to our Core Focus Areas, and the decline rates for volume throughput on our gathering systems in the Legacy Areas are typically lower as a result. We expect to continue to decrease our near-term capital expenditures in these Legacy Areas. Our Piceance Basin, Barnett Shale and Marcellus Shale reportable segments (as described below) comprise our Legacy Areas.
Our financial results are driven primarily by volume throughput across our gathering systems and by expense management. We generate the majority of our revenues from the gathering, compression, treating and processing services that we provide to our customers. A majority of the volumes that we gather, compress, treat and/or process have a fixed-fee rate structure which enhances the stability of our cash flows by providing a revenue stream that is not subject to direct commodity price risk. We also earn a portion of our revenues from the following activities that directly expose us to fluctuations in commodity prices: (i) the sale of physical natural gas and/or NGLs purchased under percentage-of-proceeds or other processing arrangements with certain of our customers in the Williston Basin, Piceance Basin, and Permian Basin segments, (ii) the sale of natural gas we retain from certain Barnett Shale customers and (iii) the sale of condensate we retain from our gathering services in the Piceance Basin segment. During the three and six months ended June 30, 2021, these additional activities accounted for approximately 16% and 19% of total revenues, respectively.
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

The following table presents certain consolidated and reportable segment financial data. For additional information on our reportable segments, see the "Segment Overview for the Three and Six Months Ended June 30, 2021 and 2020" section included herein.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Net income (loss)	$(19,738)	$56,721	$(10,750)	$60,483
Reportable segment adjusted EBITDA
Utica Shale	$10,652	$10,693	$18,372	$16,621
Ohio Gathering	6,841	7,514	13,713	15,453
Williston Basin	9,626	12,727	20,431	28,919
DJ Basin	5,106	4,339	10,453	10,250
Permian Basin	461	1,828	1,170	3,409
Piceance Basin	20,324	21,734	41,358	45,291
Barnett Shale	8,889	8,510	16,905	17,270
Marcellus Shale	5,868	4,888	11,469	10,208

Net cash provided by operating activities	$34,787	$35,170	$86,217	$105,371
Capital expenditures (1)	3,352	8,843	5,962	27,426
Investment in Double E equity method investee (2)	43,324	21,695	48,943	79,728

Borrowings under Revolving Credit Facility	—	35,000	—	90,000
Repayments on Revolving Credit Facility	(40,000)	—	(95,000)	(34,000)
Repayment of SMP Holdings Term Loan	—	(5,500)	—	(6,300)
Borrowings under Permian Transmission Credit Facility	36,000	—	53,500
Repurchase of Senior Notes	—	(76,707)	—	(76,707)
Proceeds from issuance of Subsidiary Series A preferred units, net of issuance costs	—	14,764	—	47,810
Purchase of common units in GP Buy-In Transaction	—	(41,778)	—	(41,778)
(1)See "Liquidity and Capital Resources" herein to the unaudited condensed consolidated financial statements for additional information on capital expenditures.
(2)Inclusive of $0.6 million and nil of capitalized interest for the three months ended June 30, 2021 and 2020 respectively, and $1.6 million and $0.3 million for the six months ended June 30, 2021 and 2020 respectively.
Trends and Outlook
Our business has been, and we expect our future business to continue to be, affected by the following key trends:
•Ongoing impact of the COVID-19 pandemic and its effect on demand and prices for oil;
•Natural gas, NGL and crude oil supply and demand dynamics;
•Production from U.S. shale plays;
•Capital markets availability and cost of capital; and
•Shifts in operating costs and inflation.
Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about, or interpretations of, available information prove to be incorrect, our actual results may vary materially from our expected results. For additional information, see the "Trends and Outlook" section of MD&A included in the 2020 Annual Report.
Ongoing impact of the COVID-19 pandemic and its effect on demand and prices for oil. We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including how it has impacted and will impact our customers, employees, supply chain and distribution network. We are unable to predict the ultimate impact that COVID-19, and related factors may have on our business, future results of operations, financial position or cash flows.
In response to the COVID-19 pandemic, we have modified our business practices, including restricting employee travel, utilizing COVID-19 pandemic tax relief (as allowed by the Consolidated Appropriations Act, 2021, the "ERC Tax Credit"), modifying employee work locations, implementing social distancing and enhancing sanitary measures in our facilities. Our increased reliance on remote access to our information systems increases our exposure to potential cybersecurity breaches. We may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees, customers, partners and suppliers. In addition to the significant reduction in global demand for oil and natural gas caused by the economic effects of the COVID-19 pandemic, we also experienced more oil price volatility during 2020, largely due to a macro supply and demand imbalance and actions by members of OPEC and other foreign, oil-exporting countries. This disrupted the oil and natural gas exploration and production industry and other industries that serve exploration and production companies. These industry conditions, coupled with those resulting from the COVID-19 pandemic, could lead to significant global economic contraction generally and in our industry in particular.
Over the past year, we have collaborated extensively with our customer base regarding production reductions and delays to drilling and completion activities in light of the current commodity price backdrop and COVID-19 pandemic. Given continued volatility in market conditions since March 2020, and based on recently updated production forecasts and revised 2021 development plans from our customers, we currently expect our 2021 results to continue to be affected by more moderated drilling and completion activity, relative to historical periods.
Winter Storm Uri. Due to the diverse geographic footprint of our operations outside of Texas, the extreme winter weather event that occurred in February 2021 (“Winter Storm Uri”) did not have a material impact on our aggregate volume throughput during the six months ended June 30, 2021. Some of the steps taken during or prior to Winter Storm Uri to mitigate the storm’s financial impact remain subject to risks, including counterparty financial risk, potential disputed transactions and potential legislative or regulatory action in response to, or litigation arising out of, the unprecedented circumstances of the winter storm, which could affect our future earnings, cash flows and financial condition.
Debt maturities. The Partnership’s wholly owned subsidiary, Summit Holdings, has a senior secured revolving credit facility due May 13, 2022 (the “Revolving Credit Facility”). The 2022 maturity date of our Revolving Credit Facility resulted in the inclusion of this outstanding indebtedness balance into our going concern assessment for the quarterly period ended June 30, 2021. As a result, the lack of sufficient available liquidity to satisfy amounts due under our Revolving Credit Facility has raised substantial doubt about our ability to continue as a going concern.
How We Evaluate Our Operations
Each of our reportable segments provides midstream services in a specific geographic area. Our reportable segments reflect the way in which we internally report the financial information used to make decisions and allocate resources in connection with our operations. For additional information see Note 15 - Segment Information.
Our management uses a variety of financial and operational metrics to analyze our consolidated and segment performance. We view these metrics as important factors in evaluating our profitability and determining the amounts of cash distributions to pay to our unitholders. These metrics include:
•throughput volume;
•revenues;
•operation and maintenance expenses; and
•segment adjusted EBITDA.
We review these metrics on a regular basis for consistency and trend analysis. There have been no changes in the composition or characteristics of these metrics during the three and six months ended June 30, 2021.
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

Results of Operations
Consolidated Overview for the Three and Six Months Ended June 30, 2021 and 2020
The following table presents certain consolidated financial and operating data.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Revenues:
Gathering services and related fees	$74,233	$73,911	$144,580	$157,703
Natural gas, NGLs and condensate sales	16,416	10,683	37,180	24,463
Other revenues	9,392	7,413	17,599	14,744
Total revenues	100,041	92,007	199,359	196,910
Costs and expenses:
Cost of natural gas and NGLs	16,626	6,088	37,102	14,313
Operation and maintenance	17,507	21,152	34,100	42,963
General and administrative (2)	29,360	12,786	39,938	29,347
Depreciation and amortization	28,364	29,630	56,875	59,296
Transaction costs	450	1,207	217	1,218
Gain on asset sales, net	(4)	(281)	(140)	(166)
Long-lived asset impairment	33	654	1,525	4,475
Total costs and expenses	92,336	71,236	169,617	151,446
Other income (expense), net	(2,334)	276	(2,284)	(151)
Loss on ECP Warrants	(12,159)	—	(13,634)	—
Interest expense	(15,502)	(21,990)	(29,455)	(45,818)
Gain on early extinguishment of debt	—	54,235	—	54,235
Income (loss) before income taxes and equity method investment income	(22,290)	53,292	(15,631)	53,730
Income tax benefit	248	389	262	402
Income from equity method investees	2,304	3,040	4,619	6,351
Net income (loss)	$(19,738)	$56,721	$(10,750)	$60,483

Volume throughput (1):
Aggregate average daily throughput - natural gas (MMcf/d)	1,441	1,391	1,393	1,336
Aggregate average daily throughput - liquids (Mbbl/d)	63	76	64	87
(1)Exclusive of volume throughput for Ohio Gathering. For additional information, see the "Ohio Gathering" section herein.
(2)Inclusive of a $19.3 million incremental loss contingency accrual during the three months ended June 30, 2021 related to the 2015 Blacktail Release (See Note 13 - Commitments and Contingencies for additional information).
Volumes – Gas.
Natural gas throughput volumes increased 50 MMcf/d for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily reflecting:
•a volume throughput increase of 80 MMcf/d for the Utica Shale segment;
•a volume throughput decrease of 41 MMcf/d for the Piceance Basin segment;
•a volume throughput decrease of 5 MMcf/d for the Barnett Shale segment;
•a volume throughput increase of 18 MMcf/d for the Marcellus Shale segment; and

•a volume throughput decrease of 3 MMcf/d for the Permian Basin segment.
Natural gas throughput volumes increased 57 MMcf/d for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily reflecting:
•a volume throughput increase of 134 MMcf/d for the Utica Shale segment;
•a volume throughput decrease of 41 MMcf/d for the Piceance Basin segment;
•a volume throughput decrease of 23 MMcf/d for the Barnett Shale segment;
•a volume throughput decrease of 4 MMcf/d for the Marcellus Shale segment; and
•a volume throughput decrease of 4 MMcf/d for the Permian Basin segment.
Volumes – Liquids.
Crude oil and produced water throughput volumes at the Williston segment decreased 13 Mbbl/d and 23 Mbbl/d, respectively, for the three and six months ended June 30, 2021, compared to the three and six months ended June 30, 2020, primarily as a result of natural production declines as well as a lower number of new well connects.
For additional information on volumes, see the "Segment Overview for the Three and Six Months Ended June 30, 2021 and 2020" section herein.
Revenues. Total revenues increased $8.0 million during the three months ended June 30, 2021 compared to the prior year period, comprised of a $5.7 million increase in natural gas, NGLs and condensate sales, a $0.3 million increase in gathering services and related fees and a $2.0 million increase in Other Revenues.
Gathering Services and Related Fees. Gathering services and related fees increased $0.3 million compared to the three months ended June 30, 2020.
Gas, NGLs and Condensate Sales. Natural gas, NGLs and condensate revenues increased $5.7 million compared to the three months ended June 30, 2020, reflecting:
•a $5.1 million increase in revenues in the Williston Basin;
•a $2.7 million increase in revenues in the Permian Basin; offset by
•a $2.8 million decrease in revenues in the Barnett Shale.
Total revenues increased $2.4 million during the six months ended June 30, 2021 compared to the prior year period, primarily comprised of a $12.7 million increase in natural gas, NGLs and condensate sales, a $2.9 million increase in Other Revenues, offset by a $13.1 million decrease in gathering services and related fees.
Gathering Services and Related Fees. Gathering services and related fees decreased $13.1 million compared to the six months ended June 30, 2020, primarily reflecting:
•an $11.1 million decrease in gathering services and related fees in the Williston Basin, primarily due to lower liquids volume throughput and the expiration of a customer’s minimum volume commitment. Lower volumes are primarily associated with natural production declines as well as a lower number of new well connects during the period;
•a $3.1 million decrease in gathering services and related fees in the Piceance Basin related to lower volume throughput due to a lack of drilling and completion activity and natural production declines; and
•a partially offsetting $1.4 million increase in gathering services and related fees in the Utica Shale, primarily as a result of the completion of new wells that were commissioned in March 2021, partially offset by natural production declines on existing wells.
Natural Gas, NGLs and Condensate Sales. Natural gas, NGLs and condensate revenues increased $12.7 million compared to the six months ended June 30, 2020, reflecting:
•a $13.0 million increase in revenues in the Williston Basin;
•a $4.7 million increase in revenues in the Permian Basin; and
•a $1.5 million increase in revenues in the Piceance Basin; partially offset by
•a $6.7 million decrease in revenues in the Barnett Shale.
Costs and Expenses. Total costs and expenses increased $21.1 million during the three months ended June 30, 2021 compared to the three months ended June 30, 2020.

Total costs and expenses increased $18.2 million during the six months ended June 30, 2021 compared to the six months ended June 30, 2020.
Cost of Natural Gas and NGLs. Cost of natural gas and NGLs increased $10.5 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily driven by an increase in commodity prices.
Cost of natural gas and NGLs increased $22.8 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily driven by an increase in commodity prices.
Operation and Maintenance. Operation and maintenance expense decreased $3.6 million and $8.9 million for the three and six months ended June 30, 2021, respectively, compared to the three and six months ended June 30, 2020, primarily due to reduced employee headcount as a result of restructuring activities implemented in the fourth quarter of 2020. The Partnership realized $5.6 million of benefits during the six months ended June 30, 2021, that are not otherwise expected to occur in 2022 and future periods, as a result of commercial settlements and the ERC Tax Credit.
General and Administrative. General and administrative expense increased $16.6 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to a $19.3 million loss contingency accrual related to the 2015 Blacktail Release (see Note 13 - Commitments and Contingencies for additional information), partially offset by the prior period in 2020 reflecting higher restructuring and deal costs as well as a decrease in salaries and benefits associated with lower headcount from our restructuring of operations in late 2020 (the "2020 Restructuring Plan") and other cost-cutting initiatives which were realized in the three months ended June 30, 2021.
General and administrative expense increased $10.6 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to the aforementioned loss contingency recognized for the 2015 Blacktail Release, partially offset by the prior period in 2020 reflecting restructuring and deal costs as well as a decrease in salaries and benefits associated with lower headcount from our 2020 Restructuring Plan and other cost-cutting initiatives which were realized in the six months ended June 30, 2021.
The Partnership realized $1.0 million of ERC Tax Credit benefits during the six months ended June 30, 2021, that are not otherwise expected to occur in future periods.
Depreciation and Amortization. Depreciation and amortization expense decreased $1.3 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020.
Depreciation and amortization expense decreased $2.4 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.
Interest Expense. The decrease in interest expense for the three and six months ended June 30, 2021, compared to the three and six months ended June 30, 2020, was primarily due to lower debt balances associated with the Partnership’s liability management initiatives completed during 2020 which included (i) open market repurchases of its Senior Notes totaling $234.2 million face value, (ii) cash tender offers of its Senior Notes totaling $72.2 million, and (iii) the consensual debt discharge and restructuring of our $155.2 SMPH Term Loan (the "TL Restructuring"). The decrease in interest expense was partially offset by a higher outstanding balance on the Revolving Credit Facility and a higher interest rate on the Revolving Credit Facility.

Segment Overview for the Three and Six Months Ended June 30, 2021 and 2020
Utica Shale. The Utica Shale reportable segment includes the Summit Utica system. Volume throughput for our Summit Utica system follows.

	Utica Shale
	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Percentage Change	2021	2020	Percentage Change
Average daily throughput (MMcf/d)	496	416	19%	453	319	42%
Volume throughput increased compared to the three and six month periods ended June 30, 2021, as a result of the commissioning of new wells in 2020 which resulted in a greater number of well connects during the three month period ended March 31, 2021, compared to the same period in 2020, together with the commencement of production from a new 4-well pad site during the three months ended March 31, 2021. This increase was partially offset by natural production declines from existing wells.

Financial data for our Utica Shale reportable segment follows.

	Utica Shale
	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Percentage Change	2021	2020	Percentage Change
	(Dollars in thousands)			(Dollars in thousands)
Revenues:
Gathering services and related fees	$11,349	$11,538	(2)%	$19,920	$18,500	8%
Total revenues	11,349	11,538	(2)%	19,920	18,500	8%
Costs and expenses:
Operation and maintenance	658	757	(13%)	1,436	1,698	(15%)
General and administrative	28	84	(67%)	89	172	(48%)
Depreciation and amortization	1,928	1,920	—	3,854	3,847	—
Gain on asset sales, net	—	(42)	*	—	(26)	*
Total costs and expenses	2,614	2,719	(4%)	5,379	5,691	(5%)
Add:
Depreciation and amortization	1,928	1,920		3,854	3,847
Adjustments related to capital reimbursement activity	(11)	(4)		(23)	(9)
Gain on asset sales, net	—	(42)		—	(26)
Segment adjusted EBITDA	$10,652	$10,693	0%	$18,372	$16,621	11%
________
* Not considered meaningful
Three and six months ended June 30, 2021. Segment adjusted EBITDA remained consistent and increased $1.8 million, respectively, compared to the three and six months ended June 30, 2020 primarily as a result of the increased volume throughput described above, partially offset by a higher mix of lower-margin volumes on the system in the three months ended June 30, 2021.

Ohio Gathering. The Ohio Gathering reportable segment includes OGC and OCC. We account for our investment in Ohio Gathering using the equity method and we recognize our proportionate share of earnings or loss in net income on a one-month lag based on the financial information available to us during the reporting period.
Gross volume throughput for Ohio Gathering, based on a one-month lag follows.

	Ohio Gathering
	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Percentage Change	2021	2020	Percentage Change
Average daily throughput (MMcf/d)	514	540	(5)%	536	575	(7)%
Volume throughput for the Ohio Gathering system decreased compared to the three and six month periods ended June 30, 2020 as a result of natural production declines on existing wells on the system.
Financial data for our Ohio Gathering reportable segment, based on a one-month lag follows.

	Ohio Gathering
	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Percentage Change	2021	2020	Percentage Change
	(Dollars in thousands)			(Dollars in thousands)
Proportional adjusted EBITDA for equity method investees	$6,841	$7,514	(9%)	$13,713	$15,453	(11%)
Segment adjusted EBITDA	$6,841	$7,514	(9%)	$13,713	$15,453	(11%)
Segment adjusted EBITDA for equity method investees decreased $0.7 million and $1.7 million compared to the three and six months ended June 30, 2020 primarily as a result of the lower volume throughput described above.

Williston Basin. The Polar and Divide, Bison Midstream and Meadowlark Midstream systems provide our midstream services for the Williston Basin reportable segment. Volume throughput for our Williston Basin reportable segment follows.

	Williston Basin
	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Percentage Change	2021	2020	Percentage Change
Aggregate average daily throughput - natural gas (MMcf/d)	12	14	(14%)	12	14	(14%)
Aggregate average daily throughput - liquids (Mbbl/d)	63	76	(17%)	64	87	(26%)
Natural gas. Natural gas volume throughput decreased compared to the three and six months ended June 30, 2020, primarily reflecting natural production declines.
Liquids. Liquids volume throughput decreased compared to the three and six months ended June 30, 2020, primarily associated with natural production declines as well as a lower number of new well connects.
Financial data for our Williston Basin reportable segment follows.

	Williston Basin
	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Percentage Change	2021	2020	Percentage Change
	(Dollars in thousands)			(Dollars in thousands)
Revenues:
Gathering services and related fees	$12,516	$12,407	1%	$25,149	$36,204	(31%)
Natural gas, NGLs and condensate sales	8,201	3,131	162%	20,428	7,455	174%
Other revenues	4,242	2,776	53%	8,749	5,918	48%
Total revenues	24,959	18,314	36%	54,326	49,577	10%
Costs and expenses:
Cost of natural gas and NGLs	8,548	941	808%	20,873	2,604	702%
Operation and maintenance	5,483	5,827	(6%)	10,407	12,549	(17%)
General and administrative	332	492	(33%)	686	1,030	(33%)
Depreciation and amortization	5,915	6,487	(9%)	11,837	12,982	(9%)
Gain on asset sales, net	—	(96)	*	(15)	(47)	*
Long-lived asset impairment	41	9	*	41	9	*
Total costs and expenses	20,319	13,660	49%	43,829	29,127	50%
Add:
Depreciation and amortization	5,915	6,487		11,837	12,982
Adjustments related to MVC shortfall payments	—	2,124		—	(3,541)
Adjustments related to capital reimbursement activity	(970)	(451)		(1,929)	(934)
Gain on asset sales, net	—	(96)		(15)	(47)
Long-lived asset impairment	41	9		41	9
Segment adjusted EBITDA	$9,626	$12,727	(24%)	$20,431	$28,919	(29%)
_______
* Not considered meaningful
Three and six months ended June 30, 2021. Segment adjusted EBITDA decreased $3.1 million and $8.5 million respectively, compared to the three and six months ended June 30, 2020 primarily due to lower liquids volume throughput on our systems as previously discussed, partially offset by lower operating expenses associated with our 2020 Restructuring Plan and other cost-cutting initiatives and lower general operating expenses.

DJ Basin. The Niobrara G&P systems provide midstream services for the DJ Basin reportable segment. Volume throughput for our DJ Basin reportable segment follows.

	DJ Basin
	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Percentage Change	2021	2020	Percentage Change
Average daily throughput (MMcf/d)	23	20	15%	23	26	(12%)
Volume throughput increased compared to the three months ended June 30, 2020, and increased compared to the six months ended June 30, 2020, primarily as a result of natural production declines and a decreased number of wells that were commissioned during 2021, together with temporarily shut-in production that our customers initiated in the prior-year period.
Financial data for our DJ Basin reportable segment follows.

	DJ Basin
	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Percentage Change	2021	2020	Percentage Change
	(Dollars in thousands)			(Dollars in thousands)
Revenues:
Gathering services and related fees	$5,891	$5,228	13%	$12,154	$12,083	1%
Natural gas, NGLs and condensate sales	305	71	330%	415	141	194%
Other revenues	1,856	993	87%	2,560	2,027	26%
Total revenues	8,052	6,292	28%	15,129	14,251	6%
Costs and expenses:
Cost of natural gas and NGLs	214	2	*	230	11	*
Operation and maintenance	1,882	2,354	(20%)	3,794	4,870	(22%)
General and administrative	1,350	141	857%	1,669	223	648%
Depreciation and amortization	1,544	1,502	3%	3,096	3,029	2%
(Gain) loss on asset sales, net	(5)	20	*	(7)	20	*
Long-lived asset impairment	—	57	*	95	3,692	*
Total costs and expenses	4,985	4,076	—	8,877	11,845	(25%)
Add:
Depreciation and amortization	1,544	1,502		3,096	3,029
Adjustments related to capital reimbursement activity	500	544		994	1,103
(Gain) loss on asset sales, net	(5)	20		(7)	20
Long-lived asset impairment	—	57		95	3,692
Other	—	—		23	—
Segment adjusted EBITDA	$5,106	$4,339	18%	$10,453	$10,250	2%
________
* Not considered meaningful
Three and six months ended June 30, 2021. Segment adjusted EBITDA increased $0.8 million and $0.2 million respectively, compared to the three and six months ended June 30, 2020, primarily due to temporarily shut-in production that our customers initiated in the prior-year period, together with lower operating expenses associated with our 2020 Restructuring Plan and other cost-cutting initiatives and lower general operating expenses partially offset by lower volumes associated with natural declines.

Permian Basin. The Summit Permian system provides our midstream services for the Permian Basin reportable segment. Volume throughput for our Permian Basin reportable segment follows.

	Permian Basin
	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Percentage Change	2021	2020	Percentage Change
Average daily throughput (MMcf/d)	29	32	(9%)	29	33	(12%)
Volume throughput decreased compared to the three and six months ended June 30, 2020, primarily as a result of natural production declines from wells previously put in service.
Financial data for our Permian Basin reportable segment follows.

	Permian Basin
	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Percentage Change	2021	2020	Percentage Change
	(Dollars in thousands)			(Dollars in thousands)
Revenues:
Gathering services and related fees	$2,262	$2,711	(17%)	$4,461	$5,022	(11%)
Natural gas, NGLs and condensate sales	6,875	4,222	63%	13,393	8,734	53%
Other revenues	121	126	(4%)	237	313	(24%)
Total revenues	9,258	7,059	31%	18,091	14,069	29%
Costs and expenses:
Cost of natural gas and NGLs	7,167	3,691	94%	14,182	7,840	81%
Operation and maintenance	1,527	1,456	5%	2,519	2,643	(5%)
General and administrative	118	84	40%	235	177	33%
Depreciation and amortization	1,464	1,387	6%	2,933	2,732	7%
Gain on asset sales, net	—	(17)	*	—	(13)	*
Long-lived asset impairment	—	—		—	182	*
Total costs and expenses	10,276	6,601	56%	19,869	13,561	47%
Add:
Depreciation and amortization	1,464	1,387		2,933	2,732
Gain on asset sales, net	—	(17)		—	(13)
Long-lived asset impairment	—	—		—	182
Other	15	—		15	—
Segment adjusted EBITDA	$461	$1,828	(75)%	$1,170	$3,409	(66)%
________
*Not considered meaningful
Three and six months ended June 30, 2021. Segment adjusted EBITDA decreased $1.4 million and $2.2 million respectively, compared to the three and six months ended June 30, 2020, primarily reflecting lower volume throughput across the system associated with natural production declines, together with an increase in the cost of natural gas and NGLs, partially offset by increased sales of natural gas, NGLs and condensate.

Piceance Basin. The Grand River system provides midstream services for the Piceance Basin reportable segment. Volume throughput for our Piceance Basin reportable segment follows.

	Piceance Basin
	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Percentage Change	2021	2020	Percentage Change
Aggregate average daily throughput (MMcf/d)	326	367	(11%)	334	375	(11%)
Volume throughput decreased compared to the three and six months ended June 30, 2020, primarily as a result of natural production declines and an absence of new well connects in 2021.
Financial data for our Piceance Basin reportable segment follows.

	Piceance Basin
	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Percentage Change	2021	2020	Percentage Change
	(Dollars in thousands)			(Dollars in thousands)
Revenues:
Gathering services and related fees	$25,527	$26,222	(3%)	$50,311	$53,411	(6%)
Natural gas, NGLs and condensate sales	1,025	401	156%	2,878	1,404	105%
Other revenues	1,233	1,096	13%	2,409	2,161	11%
Total revenues	27,785	27,719	0%	55,598	56,976	(2%)
Costs and expenses:
Cost of natural gas and NGLs	697	320	118%	1,816	777	134%
Operation and maintenance	5,367	5,267	2%	10,309	10,205	1%
General and administrative	345	276	25%	643	561	15%
Depreciation and amortization	10,757	11,306	(5%)	21,631	22,604	(4%)
(Gain) loss on asset sales, net	4	(83)	*	(53)	(96)	*
Long-lived asset impairment	—	—	*	970	—	*
Total costs and expenses	17,170	17,086	0%	35,316	34,051	4%
Add:
Depreciation and amortization	10,757	11,306		21,631	22,604
Adjustments related to MVC shortfall payments	—	167		—	390
Adjustments related to capital reimbursement activity	(1,403)	(289)		(1,831)	(532)
(Gain) loss on asset sales, net	4	(83)		(53)	(96)
Long-lived asset impairment	—	—		970	—
Other	351	—		359	—
Segment adjusted EBITDA	$20,324	$21,734	(6%)	$41,358	$45,291	(9%)

________
*Not considered meaningful
Three and six months ended June 30, 2021. Segment adjusted EBITDA decreased $1.4 million and $3.9 million compared to the three and six months ended June 30, 2020, primarily reflecting a decrease in volume throughput as a result of natural production declines as discussed above.

Barnett Shale. The DFW Midstream system provides our midstream services for the Barnett Shale reportable segment. Volume throughput for our Barnett Shale reportable segment follows.

	Barnett Shale
	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Percentage Change	2021	2020	Percentage Change
Average daily throughput (MMcf/d)	198	203	(2%)	195	218	(11%)
Volume throughput decreased compared to the three and six months ended June 30, 2020 reflecting an absence of new well connections in 2021 together with natural production declines, partially offset by workovers and recompletions.
Financial data for our Barnett Shale reportable segment follows.

	Barnett Shale
	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Percentage Change	2021	2020	Percentage Change
	(Dollars in thousands)			(Dollars in thousands)
Revenues:
Gathering services and related fees	$10,076	$9,877	2%	$19,772	$20,320	(3%)
Natural gas, NGLs and condensate sales	10	2,858	(100%)	66	6,729	(99%)
Other revenues (1)	1,012	1,778	(43%)	2,072	3,038	(32%)
Total revenues	11,098	14,513	(24%)	21,910	30,087	(27%)
Costs and expenses:
Cost of natural gas and NGLs	—	1,134	(100%)	—	3,081	(100%)
Operation and maintenance	1,852	4,564	(59%)	4,316	9,259	(53%)
General and administrative	260	513	(49%)	495	891	(44%)
Depreciation and amortization	3,798	3,788	—	7,596	7,585	—
(Gain) loss on asset sales, net	(11)	(42)	*	(11)	17	*
Long-lived asset impairment	—	—	*	289	4	*
Total costs and expenses	5,899	9,957	(41%)	12,685	20,837	(39%)
Add:
Depreciation and amortization	4,032	4,023		8,064	8,055
Adjustments related to capital reimbursement activity	(331)	(27)		(662)	(56)
(Gain) loss on asset sales, net	(11)	(42)		(11)	17
Long-lived asset impairment	—	—		289	4
Segment adjusted EBITDA	$8,889	$8,510	4%	$16,905	$17,270	(2)%
________
*Not considered meaningful
(1)Includes the amortization expense associated with our favorable gas gathering contracts as reported in Other revenues.
Three and six months ended June 30, 2021. Segment adjusted EBITDA increased $0.4 million compared to the three months ended June 30, 2020, primarily as a result of lower operating expenses associated with our 2020 Restructuring Plan together with other cost-cutting initiatives and lower general operating expenses, including lower compression operating costs, partially offset by lower volume throughput.

Marcellus Shale. The Mountaineer Midstream system provides our midstream services for the Marcellus Shale reportable segment. Volume throughput for the Marcellus Shale reportable segment follows.

	Marcellus Shale
	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Percentage Change	2021	2020	Percentage Change
Average daily throughput (MMcf/d)	357	339	5%	347	351	(1)%
Volume throughput increased compared to the three and six months ended June 30, 2020 primarily due to nine new wells that were commissioned behind our gathering system in the three months ended June 30, 2021, partially offset by natural production declines.
Financial data for our Marcellus Shale reportable segment follows.

	Marcellus Shale
	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Percentage Change	2021	2020	Percentage Change
	(Dollars in thousands)			(Dollars in thousands)
Revenues:
Gathering services and related fees	$6,612	$5,928	12%	$12,813	$12,163	5%
Total revenues	6,612	5,928	12%	12,813	12,163	5%
Costs and expenses:
Operation and maintenance	658	933	(29%)	1,160	1,746	(34%)
General and administrative	76	97	(22%)	165	190	(13%)
Depreciation and amortization	2,301	2,300	0%	4,605	4,600	0%
(Gain) loss on asset sales, net	8	—	*	(54)	—	*
Long-lived asset impairment	(8)	—	*	130	—	*
Total costs and expenses	3,035	3,330	(9%)	6,006	6,536	(8%)
Add:
Depreciation and amortization	2,301	2,300		4,605	4,600
Adjustments related to capital reimbursement activity	(10)	(10)		(19)	(19)
(Gain) loss on asset sales, net	8	—		(54)	—
Long-lived asset impairment	(8)	—		130	—
Segment adjusted EBITDA	$5,868	$4,888	20%	$11,469	$10,208	12%
________
*Not considered meaningful
Three and six months ended June 30, 2021. Segment adjusted EBITDA increased $1.0 million and $1.3 million, respectively, compared to the three and six months ended June 30, 2020, as a result of higher volume throughput discussed above together with lower operating expenses associated with our 2020 Restructuring Plan and other cost-cutting initiatives and lower general operating expenses.

Corporate and Other Overview for the Three and Six Months Ended June 30, 2021 and 2020
Corporate and Other represents those results that are not specifically attributable to a reportable segment or that have not been allocated to our reportable segments, including certain general and administrative expense items, natural gas and crude oil marketing services, construction management fees related to the Double E Project, transaction costs and interest expense.

	Corporate and Other
	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Percentage Change	2021	2020	Percentage Change
	(Dollars in thousands)			(Dollars in thousands)
Revenues:
Total revenues	$928	$644	44%	$1,572	$1,287	22%
Costs and expenses:
General and administrative (1)	26,850	11,099	142%	35,957	26,103	38%
Transaction costs	450	1,207	*	217	1,218	*
Interest expense	15,502	21,990	(30)%	29,455	45,818	(36)%
Gain on early extinguishment of debt	—	(54,235)	*	—	(54,235)	*
________
* Not considered meaningful
(1)Inclusive of a $19.3 million incremental loss contingency accrual during the three months ended June 30, 2021 related to the 2015 Blacktail Release (See Note 13 - Commitments and Contingencies for additional information).

Total Revenues. Total revenues attributable to Corporate and Other was primarily due to construction management fee revenue associated with the Double E Project.
General and Administrative. General and administrative expense increased $15.8 million and $9.9 million, respectively, compared to the three and six months ended June 30, 2020, primarily as a result of a $19.3 million loss contingency accrual related to the 2015 Blacktail Release (see Note 13 - Commitments and Contingencies for additional information), partially offset by increased restructuring and deal costs in the comparative prior year period, as well as a decrease in salaries and benefits associated with lower headcount from our 2020 Restructuring Plan and other cost-cutting initiatives.
Interest Expense. The decrease in interest expense for the three and six months ended June 30, 2021, compared to the three and six months ended June 30, 2020, was primarily due to lower outstanding debt balances associated with the Partnership’s liability management initiatives completed during 2020 which included (i) open market repurchases of its Senior Notes totaling $234.2 million face value, (ii) cash tender offers of its Senior Notes totaling $72.2 million, and (iii) the TL Restructuring that eliminated the Partnership’s $155.2 million SMPH Term Loan. The decrease in interest expense was partially offset by a higher outstanding balance and a higher interest rate on the Partnership’s Revolving Credit Facility.
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
Indebtedness Compliance. We are currently in compliance with all covenants contained in the Revolving Credit Facility, the Permian Transmission Credit Facility and the Senior Notes. Our total leverage ratio and first lien leverage ratio (as defined in the Revolving Credit Agreement) were 5.0 to 1.0 and 3.0 to 1.0, respectively, relative to maximum threshold limits of 5.75 to 1.0 and 3.5 to 1.0, for the trailing 12-month period ended June 30, 2021. Given further deterioration of market conditions, decreased drilling activity, the deferral of well completions from customers, limitations on our ability to access the capital markets at a competitive cost to fund our capital expenditures and, on a limited scale, temporary production curtailments, we could have total leverage and first lien leverage ratios in the future that are higher than the levels prescribed in the applicable indebtedness agreements. Adverse developments in our areas of operation could materially adversely impact our financial condition, results of operations and cash flows.
The 2022 maturity date for our Revolving Credit Facility resulted in the inclusion of this outstanding indebtedness balance into our going concern assessment for the quarterly period ended June 30, 2021. As a result, the lack of sufficient available liquidity to satisfy amounts due under our Revolving Credit Facility has raised substantial doubt about our ability to continue as a going concern. We are in the process of negotiating a new 4.5-year asset-based revolving credit facility (the “ABL Revolver”) that is expected to (i) have a borrowing capacity of $400.0 million to $500.0 million and (ii) be conditioned on the successful completion of a $700.0 million to $750.0 million offering of high yield notes (the “High Yield Notes Offering”). It is our goal to consummate both financings concurrently during the quarter ending September 30, 2021. The proceeds of the ABL Revolver and the High Yield Notes Offering would be used to repay the Revolving Credit Facility and redeem the senior unsecured notes due August 15, 2022 (the "2022 Senior Notes) issued by Summit Holdings and Finance Corp., another of our wholly-owned subsidiaries. However, there can be no assurance that we will be able to arrange an ABL Revolver or consummate the High Yield Notes Offering on terms acceptable to us prior to September 30, 2021 or at all.
If we are unable to meet our debt service and principal repayment obligations, or if we fail to comply with the leverage ratios in the documents governing our debt, we would be in default under the terms of the agreements governing our debt, which would allow our creditors under those agreements to declare all outstanding indebtedness thereunder to become immediately due and payable (which would in turn trigger cross-acceleration or cross-default rights among our debt agreements). The lenders under our Revolving Credit Facility could also terminate their commitments to extend credit, the lenders could foreclose against our assets securing their borrowings and we could be forced into bankruptcy or liquidation. If the amounts outstanding under our Revolving Credit Facility or our Senior Notes were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full the amounts owed to our creditors. For additional information, see the risk factor titled “We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness or to refinance, which may not be successful." included in Part II. Item 1A. Risk Factors in this report.
Credit Arrangements and Financing Activities
Revolving Credit Facility. We have a $1.1 billion senior secured Revolving Credit Facility that matures on May 13, 2022. As of June 30, 2021, the outstanding balance of the Revolving Credit Facility was $762.0 million and the unused portion totaled $314.9 million, after giving effect to the issuance thereunder of $23.1 million of outstanding but undrawn irrevocable standby letters of credit. Based on covenant limits, our available borrowing capacity under the Revolving Credit Facility, as of June 30, 2021, was approximately $137.6 million. There were no defaults or events of default during the three months ended June 30, 2021, and, as of June 30, 2021, we were in compliance with the financial covenants in the Revolving Credit Facility.
Permian Transmission Credit Facility. On March 8, 2021, we entered into the Permian Transmission Credit Facility which allows for $175.0 million of senior secured credit facilities, including a $160.0 million term loan facility and a $15.0 million working capital facility. As of June 30, 2021, the outstanding balance of the Permian Transmission Credit Facility was $53.5 million, and the unused portion totaled $121.5 million. Our available borrowing capacity under the Permian Transmission Credit Facility as of June 30, 2021 was approximately $119.5 million. There were no defaults or events of default during the three months ended June 30, 2021, and, as of June 30, 2021, we were in compliance with the financial covenants in the Permian Transmission Credit Facility.
Exchange Offer. In April 2021, we completed an offer to exchange 18,662 Series A Preferred Units for 538,715 newly issued SMLP common units, which is net of units withheld for withholding taxes.
We may in the future use a combination of cash, secured or unsecured borrowings and issuances of our common units or other securities and the proceeds from asset sales to retire or refinance our outstanding debt or Series A Preferred Units through privately negotiated transactions, open market repurchases, redemptions, exchange offers, tender offers or otherwise, but we are under no obligation to do so.
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
We will need to renegotiate our Revolving Credit Facility to determine the interest rate to replace LIBOR with the new standard that is established, assuming that it is not refinanced. The potential effect of any such event on interest expense cannot yet be determined.
Cash Flows
The components of the net change in cash and cash equivalents were as follows:

	Six Months Ended June 30,
	2021	2020
	(In thousands)
Net cash provided by operating activities	$86,217	$105,371
Net cash used in investing activities	(46,905)	(106,937)
Net cash provided by (used in) financing activities	(47,331)	6,263
Net change in cash, cash equivalents and restricted cash	$(8,019)	$4,697
Operating activities.
Cash flows provided by operating activities for the six months ended June 30, 2021 primarily reflected:
•net loss of $10.8 million plus adjustments of $90.5 million for non-cash items; and
•$6.4 million increase in working capital accounts.
Cash flows provided by operating activities for the six months ended June 30, 2020 primarily reflected:
•a $7.0 million increase in accounts receivable related to the timing of invoicing and cash collections;
•a $2.9 million increase in accounts payable due to the timing of payment obligations;
•a $3.5 million increase in deferred revenue for cash receipts not yet recognized as revenue;
•a $11.8 million decrease in accrued expenses primarily due to the timing of accrued payment obligations; and
•other changes in working capital
Investing activities.
Cash flows used in investing activities during the six months ended June 30, 2021 primarily reflected:
•$48.9 million for investments in the Double E joint venture relating to the Double E Project;
•$6.0 million cash outflow for capital expenditures;
•offset by an $8.0 million cash inflow from proceeds for the sale of compressor equipment;
Cash flows used in investing activities during the six months ended June 30, 2020 primarily reflected:
•$79.7 million for investments in the Double E joint venture relating to the Double E Project; and
•$27.4 million of capital expenditures primarily attributable to the DJ Basin of $8.4 million, the Williston Basin of $7.4 million and Summit Permian of $4.9 million.
Financing activities.
Cash flows used in financing activities during the six months ended June 30, 2021 primarily reflected:
•$95.0 million of cash outflow for repayments on the Revolving Credit Facility;
•$5.2 million of cash payments related to debt issuance costs; and
•partially offset by $53.5 million from borrowings under the Permian Transmission Credit Facility.
Cash flows used in financing activities during the six months ended June 30, 2020 primarily reflected:
•$56.0 million of net borrowings under our Revolving Credit Facility;

•$48.7 million of net proceeds from the issuance of Subsidiary Series A Preferred Units;
•$35.0 million of net borrowings under ECP Loans;
•$76.7 million repurchase of Senior Notes;
•$41.8 million to purchase common units in the GP Buy-In Transaction; and
•$6.0 million of distributions to noncontrolling interest SMLP unitholders.
Contractual Obligations Update
We are leading the development, permitting and construction of the Double E Project and will operate the pipeline upon its commissioning. At our current 70% interest, we estimate that our share of the capital expenditures required to develop the Double E Project will total approximately $300.0 million. Assuming timely receipt of the required regulatory approvals and no material delays in construction, we expect that the Double E Project will be placed into service in the fourth quarter of 2021. On March 8, 2021, we entered into the Permian Transmission Credit Facility to finance the vast majority of our remaining capital calls associated with the Double E Project, debt services and other general corporate purposes.
On August 4, 2021, the Partnership and several of its subsidiaries entered into the Global Settlement to resolve the legal matters resulting from the 2015 Blacktail Release. As a result, the Partnership increased its loss contingency for the 2015 Blacktail Release during the quarterly reporting period ending June 30, 2021 by $19.3 million, resulting in an accrued loss liability for this matter at June 30, 2021 of $36.3 million. Key financial terms of the Global Settlement include payment of penalties and fines totaling $36.3 million over six years, with interest applied to unpaid amounts and $3.1 million owed within the next twelve months. Between 2021 and 2027, the Partnership expects to make payments of principal and interest of $3.1 million, $5.4 million, $7.2 million, $7.1 million, $7.0 million, $6.8 million, and $1.7 million, respectively, in connection with the penalties and fines included in the Global Settlement. We believe that the Global Settlement will have minimal impact on the Partnership’s strategic plans or day-to-day operations due to the ability to pay fines and penalties over multiple years and expected manageable size of installments. See Part II. Item 1. “Legal Proceedings” in this report for additional information.
Capital Requirements
Our business is capital intensive, requiring significant investment for the maintenance of existing gathering systems and the acquisition or construction and development of new gathering systems and other midstream assets and facilities. Our Partnership Agreement requires that we categorize our capital expenditures as either:
•maintenance capital expenditures, which are cash expenditures (including expenditures for the addition or improvement to, or the replacement of, our capital assets or for the acquisition of existing, or the construction or development of new, capital assets) made to maintain our long-term operating income or operating capacity; or
•expansion capital expenditures, which are cash expenditures incurred for acquisitions or capital improvements that we expect will increase our operating income or operating capacity over the long term.
For the six months ended June 30, 2021, cash paid for capital expenditures totaled $6.0 million which included $2.1 million of maintenance capital expenditures. For the six months ended June 30, 2021, there were no contributions to Ohio Gathering and we contributed $48.9 million to Double E (see Note 5 – Equity Method Investments). We expect 2021 total capital expenditures to range from $20.0 million to $35.0 million.
We rely primarily on internally generated cash flow as well as external financing sources, including commercial bank borrowings and the issuance of debt, equity and preferred equity securities, and proceeds from potential asset divestitures to fund our capital expenditures. We believe that our Revolving Credit Facility and Permian Transmission Credit Facility, together with internally generated cash flow and access to debt or equity capital markets, will be adequate to finance our operations for the next twelve months without adversely impacting our liquidity. Our Revolving Credit Facility became current on May 13, 2021. We are in the process of negotiating the ABL Revolver that will be conditioned on the High Yield Notes Offering. It is our goal to consummate both financings concurrently during the quarter ending September 30, 2021. The proceeds of the ABL Revolver and the High Yield Notes Offering would be used to repay the Revolving Credit Facility and redeem the 2022 Senior Notes. However, there can be no assurance that we will be able to arrange an ABL Revolver or consummate the High Yield Notes Offering on terms acceptable to us prior to September 30, 2021 or at all.
Considering the current commodity price backdrop and continued uncertainty regarding impacts from the COVID-19 pandemic, we will remain disciplined with respect to future capital expenditures, which will be primarily concentrated on accretive bolt-on opportunities of our existing systems in our Core Focus Areas.

There are a number of risks and uncertainties that could cause our current expectations to change, including, but not limited to, (i) the ability to reach new commercial agreements with third parties and (ii) prevailing conditions and outlook in the natural gas, crude oil and NGLs and markets.
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
Off-Balance Sheet Arrangements
During the six months ended June 30, 2021, there were no material changes to the off-balance sheet obligations disclosed in our 2020 Annual Report other than the existence of a wholly owned marketing subsidiary’s ten-year firm transportation agreement with Double E, an equity method investment of the Partnership, that will be utilized to advantageously market natural gas for the Partnership and its customers in and around our assets in the Permian Basin. The agreement becomes effective upon the in-service date of the Double E Project and requires the Partnership to pay Double E on average $3.1 million per year, over the next ten years, for access to firm transportation on the Double E Project pipeline.
Summarized Financial Information
The supplemental summarized financial information below reflects SMLP's separate accounts, the combined accounts of the Summit Holdings and Finance Corp. (together, the “Co-Issuers”) and its guarantor subsidiaries (the “Guarantor Subsidiaries” and together with the Co-Issuers, the “Obligor Group”) for the dates and periods indicated. The financial information of the Obligor Group is presented on a combined basis and intercompany balances and transactions between the Co-Issuers and Guarantor Subsidiaries have been eliminated. There were no reportable transactions between the Co-Issuers and Obligor Group and the subsidiaries that were not issuers or guarantors of the Senior Notes.
Payments to holders of the Senior Notes are affected by the composition of and relationships among the Co-Issuers, the Guarantor Subsidiaries and Permian Holdco and Summit Permian Transmission, both of which are unrestricted subsidiaries of SMLP and are not issuers or guarantors of the Senior Notes. The assets of our unrestricted subsidiaries are not available to satisfy the demands of the holders of the Senior Notes. In addition, our unrestricted subsidiaries are subject to certain contractual restrictions related to the payment of dividends, and other rights in favor of their non-affiliated stakeholders, that limit their ability to satisfy the demands of the holders of the Senior Notes.
A list of each of SMLP’s subsidiaries that is a guarantor, issuer or co-issuer of our registered securities subject to the reporting requirements in Release 33-10762 is filed as Exhibit 22.1 to this report.
Summarized Balance Sheet Information. Summarized balance sheet information as of June 30, 2021 and December 31, 2020 follow.

	June 30, 2021
	SMLP	Obligor Group
	(In thousands)
Assets
Current assets	$3,156	$74,542
Noncurrent assets	5,561	2,207,593

Liabilities
Current liabilities	$26,491	$814,684
Noncurrent liabilities	35,537	538,339

	December 31, 2020
	SMLP	Obligor Group
	(In thousands)
Assets
Current assets	$2,265	$78,304
Noncurrent assets	6,952	2,277,807

Liabilities
Current liabilities	$13,339	$50,192
Noncurrent liabilities	19,987	1,398,872
Summarized Statements of Operations Information. For the purposes of the following summarized statements of operations, we allocate a portion of general and administrative expenses recognized at the SMLP parent to the Obligor Group to reflect what those entities' results would have been had they operated on a stand-alone basis. Summarized statements of operations for the three months ended June 30, 2021 and for the year ended December 31, 2020 follow.

	Six Months Ended June 30, 2021
	SMLP	Obligor Group
	(In thousands)
Total revenues	$—	$199,359
Total costs and expenses	20,669	149,152
Income (loss) before income taxes and income from equity method investees	(34,298)	21,213
Income from equity method investees	$—	$5,765
Net income (loss)	(34,036)	26,978

	Year Ended December 31, 2020
	SMLP	Obligor Group
	(In thousands)
Total revenues	$—	$383,473
Total costs and expenses	26,169	302,989
Income (loss) before income taxes and loss from equity method investees	(26,000)	122,108
Income from equity method investees	—	13,073
Net income (loss)	$(26,016)	$135,181
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
Forward-looking statements are based on current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond the control of our management team. All forward-looking statements in this report and subsequent written and oral forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements in this paragraph. These risks and uncertainties include, among others:
•our decision whether to pay, or our ability to grow, our cash distributions;
•fluctuations in natural gas, NGLs and crude oil prices, including as a result of political or economic measures taken by various countries or OPEC;
•the extent and success of our customers' drilling efforts, as well as the quantity of natural gas, crude oil and produced water volumes produced within proximity of our assets;
•the current and potential future impact of the COVID-19 pandemic on our business, results of operations, financial position or cash flows;
•failure or delays by our customers in achieving expected production in their natural gas, crude oil and produced water projects;
•competitive conditions in our industry and their impact on our ability to connect hydrocarbon supplies to our gathering and processing assets or systems;
•actions or inactions taken or nonperformance by third parties, including suppliers, contractors, operators, processors, transporters and customers, including the inability or failure of our shipper customers to meet their financial obligations under our gathering agreements and our ability to enforce the terms and conditions of certain of our gathering agreements in the event of a bankruptcy of one or more of our customers;
•our ability to divest of certain of our assets to third parties on attractive terms, which is subject to a number of factors, including prevailing conditions and outlook in the natural gas, NGL and crude oil industries and markets;
•the ability to attract and retain key management personnel;
•commercial bank and capital market conditions and the potential impact of changes or disruptions in the credit and/or capital markets;
•changes in the availability and cost of capital and the results of our financing efforts, including availability of funds in the credit and/or capital markets;
•our ability to refinance near-term maturities on favorable terms or at all and the related impact on our ability to continue as a going concern;
•restrictions placed on us by the agreements governing our debt and preferred equity instruments;
•the availability, terms and cost of downstream transportation and processing services;
•natural disasters, accidents, weather-related delays, casualty losses and other matters beyond our control;
•operational risks and hazards inherent in the gathering, compression, treating and/or processing of natural gas, crude oil and produced water;
•our ability to comply with the terms of the agreements comprising the Global Settlement (as defined herein), which is still subject to court approval;
•weather conditions and terrain in certain areas in which we operate;

•any other issues that can result in deficiencies in the design, installation or operation of our gathering, compression, treating and processing facilities;
•timely receipt of necessary government approvals and permits, our ability to control the costs of construction, including costs of materials, labor and rights-of-way and other factors that may impact our ability to complete projects within budget and on schedule;
•our ability to finance our obligations related to capital expenditures, including through opportunistic asset divestitures or joint ventures and the impact any such divestitures or joint ventures could have on our results;
•the effects of existing and future laws and governmental regulations, including environmental, safety and climate change requirements and federal, state and local restrictions or requirements applicable to oil and/or gas drilling, production or transportation;
•changes in tax status;
•the effects of litigation;
•changes in general economic conditions; and
•certain factors discussed elsewhere in this report.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our current interest rate risk exposure is largely related to our indebtedness. As of June 30, 2021, we had approximately $493.5 million principal of fixed-rate Senior Notes, $762.0 million outstanding under our variable rate Revolving Credit Facility and $53.5 million outstanding under the variable rate Permian Transmission Credit Facility (see Note 7 - Debt). While existing fixed-rate debt mitigates the downside impact of fluctuations in interest rates, future issuances of long-term debt could be impacted by increases in interest rates, which could result in higher overall interest costs. In addition, the borrowings under our Revolving Credit Facility, which have a variable interest rate, also expose us to the risk of increasing interest rates. Our current interest rate risk exposure has not changed materially since December 31, 2020. For additional information, see the "Interest Rate Risk" section included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the 2020 Annual Report.
Commodity Price Risk
We generate a majority of our revenues pursuant to primarily long-term and fee-based gathering agreements, many of which include MVCs and areas of mutual interest. Our direct commodity price exposure relates to (i) the sale of physical natural gas and/or NGLs purchased under percentage-of-proceeds and other processing arrangements with certain of our customers in the Williston Basin, Piceance Basin, and Permian Basin segments, (ii) the sale of natural gas we retain from certain Barnett Shale segment customers and (iii) the sale of condensate we retain from certain gathering services in the Piceance Basin segment. Our gathering agreements with certain Barnett Shale customers permit us to retain a certain quantity of natural gas that we sell to offset the power costs we incur to operate our electric-drive compression assets. We manage our direct exposure to natural gas and power prices through the use of forward power purchase contracts with wholesale power providers that require us to purchase a fixed quantity of power at a fixed price or heat rate based on prevailing natural gas prices on the Henry Hub Index. We sell retainage natural gas at prices that are based on the Atmos Zone 3 Index or pass through actual power expense to our customers, per the terms of each individual customer. By basing the power prices on a system and basin-relevant market, we are able to closely associate the relationship between the compression electricity expense and natural gas retainage sales. We do not enter into risk management contracts for speculative purposes. Our current commodity price risk exposure has not changed materially since December 31, 2020. For additional information, see the "Commodity Price Risk" section included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the 2020 Annual Report.
Item 4. Controls and Procedures.
Under the direction of our General Partner's Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of June 30, 2021 and (ii) no change in internal control over financial reporting occurred during the quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any significant legal or governmental proceedings. In addition, we are not aware of any significant legal or governmental proceedings contemplated to be brought against us, under the various environmental protection statutes to which we are subject, except as described below.
On August 4, 2021, certain subsidiaries of the Partnership entered into agreements to resolve government investigations into the previously disclosed discovery in January 2015 of a release of produced water into Blacktail Creek, near Marmon, North Dakota (“2015 Blacktail Release”), from a pipeline owned and operated by Meadowlark Midstream Company, LLC (“Meadowlark”), which at the time was a wholly owned subsidiary of Summit Midstream Partners, LLC (“Summit Investments,” together with Meadowlark, the “Companies”). The Companies have entered into the following agreements to resolve the U.S. federal and North Dakota state governments’ environmental claims against the Companies with respect to the 2015 Blacktail Release: (i) a Consent Decree with (a) the U.S. Department of Justice (“DOJ”), on behalf of the U.S. Environmental Protection Agency and the U.S. Department of Interior, and (b) the State of North Dakota, on behalf of the North Dakota Department of Environmental Quality and the North Dakota Game and Fish Department (“Consent Decree”), to be lodged with the U.S. District Court for the District of North Dakota (“U.S. District Court”); (ii) a Plea Agreement with the United States, by and through the U.S. Attorney for the District of North Dakota, and the Environmental Crimes Section of the DOJ (“Plea Agreement”); and (iii) a Consent Agreement with the North Dakota Industrial Commission ("Consent Agreement" together with the Consent Decree and Plea Agreement, the “Global Settlement”), to be filed with the U.S. District Court.
The Consent Decree provides for, among other requirements and subject to the conditions therein, (i) payment of total civil penalties and reimbursement of assessment costs of $21.25 million, with the federal portion of penalties payable over up to five years and the state portion of penalties payable over up to six years, with interest accruing at fixed rate of 3.25%; (ii) continuation of remediation efforts at the site of the 2015 Blacktail Release; (iii) other injunctive relief including but not limited to control room management, environmental management system audit, training, and reporting; and (iv) no admission of liability to the U.S. or North Dakota. The Consent Decree is subject to the approval of the U.S. District Court after a public comment period of no less than 30 days.
Under the Plea Agreement, the Companies agreed to, among other requirements and subject to the conditions therein, (i) enter guilty pleas for one charge of negligent discharge of a harmful quantity of oil and one charge of knowing failure to immediately report a discharge of oil; (ii) sentencing that includes payment of a fine of $15.0 million plus mandatory special assessments over a period of up to five years with interest accruing at the federal statutory rate; (iii) organizational probation for a minimum period of three years from sentencing, which will include payment in full of certain components of the fines and penalty amounts; and (iv) compliance with the remedial measures in the Consent Decree. The Plea Agreement is subject to the approval of the U.S. District Court.
The Consent Agreement settles a complaint brought by the NDIC in an administrative action against the Companies for alleged violations of the North Dakota Administrative Code (“NDAC”) arising from the 2015 Blacktail Release on the following terms: (i) the Companies admit to three counts of violating the NDAC; (ii) the Companies agree to follow the terms and conditions of the Consent Decree, including payment of penalty and reimbursement amounts set forth in the Consent Decree; and (iii) specified conditions in the Consent Decree regarding operation and testing of certain existing produced water pipelines shall survive until those pipelines are properly abandoned.
The agreements comprising the Global Settlement are subject to a number of contingencies, including approval of the U.S. District Court, that could prevent the Global Settlement from being finalized within its current terms.
The foregoing description of the Global Settlement and the matters contemplated thereby in this Quarterly Report on Form 10-Q is only a summary and is qualified in its entirety by reference to the governing documents, copies of which are filed as Exhibits 10.1, 10.2 and 10.3 and are incorporated by reference herein.
Item 1A. Risk Factors.
The risk factors contained in the Item 1A. Risk Factors of the 2020 Annual Report are incorporated herein by reference except to the extent they address risks arising from or relating to the failure of events described therein to occur, which events have since occurred. The risk factors presented below are an update to, and should be considered in addition to, the risk factors previously disclosed by us in our 2020 Annual Report.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness or to refinance, which may not be successful. Because the maturity date of our Revolving Credit Facility is within twelve months of the date that these financial statements were issued, there is substantial doubt about our ability to continue as a going concern.
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
The 2022 maturity date of our Revolving Credit Facility resulted in the reclassification of this long-term indebtedness as current and therefore the inclusion of this outstanding indebtedness balance into our going concern assessment for the quarterly period ended June 30, 2021. As a result, the lack of sufficient available liquidity to satisfy amounts due under our Revolving Credit Facility has raised substantial doubt about our ability to continue as a going concern.
Our ability to restructure or refinance our indebtedness will depend on the condition of the capital markets, including the market for senior secured or unsecured notes, and our financial condition at the time. Any refinancing of our indebtedness could be at higher interest rates, may require the pledging of collateral and may require us to comply with more onerous covenants than we are currently subject to, which could further restrict our business operations. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on acceptable terms. In the absence of sufficient cash flows and capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our Revolving Credit Facility and the indentures governing our Senior Notes place certain restrictions on our ability to dispose of assets and our use of the proceeds from such dispositions. We may not be able to consummate those dispositions on terms acceptable to us, if at all, and the proceeds of any such dispositions may not be adequate to meet any debt service obligations then due.
Further, if for any reason we are unable to meet our debt service and principal repayment obligations, or if we fail to comply with the leverage ratios in the documents governing our debt, we would be in default under the terms of the agreements governing our debt, which would allow our creditors under those agreements to declare all outstanding indebtedness thereunder to be due and payable (which would in turn trigger cross-acceleration or cross-default rights among our debt agreements), the lenders under our Revolving Credit Facility could terminate their commitments to extend credit, and the lenders could foreclose against our assets securing their borrowings and we could be forced into bankruptcy or liquidation. If the amounts outstanding under our Revolving Credit Facility or our Senior Notes were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full the amounts owed to our creditors.
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
Any modification to the U.S. federal income tax laws and interpretations could make it more difficult or impossible to meet the exception for us to be treated as a partnership for U.S. federal income tax purposes. One recent proposal was contained in the Biden Administration’s budget proposal released on May 28, 2021, which would repeal the application of the qualifying income exception to partnerships with income and gains from activities relating to fossil fuels for taxable years beginning after 2026. We are unable to predict whether any such changes will ultimately be enacted, but it is possible that a change in law could affect us and may, if enacted, be applied retroactively. Any such changes could negatively impact the value of an investment in our units.
Item 5. Other Information.
Exercise of the ECP Warrants. As previously disclosed, in May 2020, we, at the closing of the transaction by which it acquired its General Partner, issued (i) a warrant (the “ECP NewCo Warrant”) to purchase up to 537,307 SMLP common units to SMP

TopCo, LLC, a Delaware limited liability company (“ECP NewCo”) and affiliate of Energy Capital Partners II, LLC (“ECP”), and (ii) a warrant (together with the ECP NewCo Warrant, the “ECP Warrants”) to purchase up to 129,360 SMLP common units to SMLP Holdings, LLC, a Delaware limited liability company and affiliate of ECP (together with ECP NewCo, the “ECP Entities”).
On August 5, 2021, the ECP Entities cashlessly exercised all of the ECP Warrants for an aggregate of 414,447 SMLP common units, net of the exercise price, as calculated pursuant to Section 3(c) of the ECP Warrants. We have delivered instructions to American Stock Transfer & Trust Company, LLC, its transfer agent, to issue these common units to the ECP Entities.
Resignation of Director. On August 4, 2021, Robert M. Wohleber, a member and Lead Independent Director of the Board of Directors of our General Partner (the “Board”), announced to the Board his intention to resign from the Board effective December 31, 2021. There were no disagreements between Mr. Wohleber and the General Partner, the Partnership or any officer or director of the General Partner that led to Mr. Wohleber’s decision to resign. Mr. Wohleber has served on the Board since 2013 and as the Lead Independent Director since 2020. A replacement for Mr. Wohleber will be named at a later date.
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

3.4		Certificate of Formation of Summit Midstream GP, LLC (Incorporated herein by reference to Exhibit 3.4 to SMLP's Form S-1 Registration Statement dated August 21, 2012 (Commission File No. 333-183466))
10.1	+	Joint Factual Statement
10.2	+	Criminal Plea Agreement
10.3	+	Consent Decree
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

Summit Midstream Partners, LP
(Registrant)

By: Summit Midstream GP, LLC (its General Partner)

August 6, 2021	/s/ MARC D. STRATTON
Marc D. Stratton, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)