Form 10-Q
period 2021-09-30
Summit Midstream Partners, LP
filed 2021-11-05
CIK 1549922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

Class	As of October 29, 2021
Common Units	7,169,834 units

COMMONLY USED OR DEFINED TERMS

2022 Senior Notes	Summit Holdings' and Finance Corp.’s 5.5% senior unsecured notes due August 2022
2025 Senior Notes	Summit Holdings' and Finance Corp.’s 5.75% senior unsecured notes due April 2025
2026 Secured Notes	Summit Holdings' and Finance Corp.’s 8.500% senior secured second lien notes due 2026
2026 Secured Notes Indenture	Indenture, dated as of November 2, 2021, by and among Summit Holdings, Finance Corp., the guarantors party thereto and Regions Bank, as trustee
ABL Facility
Loan and Security Agreement, dated as of November 2, 2021, among Summit Holdings, as borrower, SMLP and certain subsidiaries from time to time party thereto, as guarantors, Bank of America, N.A., as agent, ING Capital LLC, Royal Bank of Canada and Regions Bank, as co-syndication agents, and Bank of America, N.A., ING Capital LLC, RBC Capital Markets and Regions Capital Markets, as joint lead arrangers and joint bookrunners

ASU	Accounting Standards Update
Bison Midstream	Bison Midstream, LLC
Board of Directors	the board of directors of our General Partner
condensate	a natural gas liquid with a low vapor pressure, mainly composed of propane, butane, pentane and heavier hydrocarbon fractions
Co-Issuers	Summit Holdings and Finance Corp.
Collateral Agreement	Collateral Agreement, dated as of November 2, 2021, by and among SMLP, as a pledgor, Summit Holdings and Finance Corp., as pledgors and grantors, the subsidiary guarantors party therein, and Regions Bank, as collateral agent
DFW Midstream	DFW Midstream Services LLC
DJ Basin	Denver-Julesburg Basin
Double E	Double E Pipeline, LLC
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
Guarantor Subsidiaries
Bison Midstream and its subsidiaries, Grand River and its subsidiaries, DFW
Midstream, Summit Marketing, Summit Permian, Permian Finance, OpCo,
Summit Utica, Meadowlark Midstream, Summit Permian II and Mountaineer
Midstream

hub	geographic location of a storage facility and multiple pipeline interconnections
Intercreditor Agreement	Intercreditor Agreement, dated as of November 2, 2021, by and among Bank of America, N.A., as first lien representative and collateral agent for the initial first lien claimholders, Regions Bank, as second lien representative for the initial second lien claimholders and as collateral agent for the initial second lien claimholders, acknowledged and agreed to by Summit Holdings and the other grantors referred to therein
LIBOR	London Interbank Offered Rate
Mbbl/d	one thousand barrels per day
Meadowlark Midstream	Meadowlark Midstream Company, LLC
MMcf/d	one million cubic feet per day

Mountaineer Midstream	Mountaineer Midstream Company, LLC
MVC	minimum volume commitment
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
Permian Transmission Credit Facilities
the credit facilities governed by the Credit Agreement, dated as of March 8, 2021, among Summit Permian Transmission, LLC, as borrower, MUFG Bank Ltd., as administrative agent, Mizuho Bank (USA),
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(In thousands, except unit amounts)
ASSETS
Cash and cash equivalents	$5,505	$15,544
Restricted cash	756	—
Accounts receivable, net	68,473	61,932
Other current assets	11,388	4,623
Total current assets	86,122	82,099
Property, plant and equipment, net	1,748,174	1,817,546
Intangible assets, net	180,017	199,566
Investment in equity method investees	481,985	392,740
Other noncurrent assets	4,379	7,866
TOTAL ASSETS	$2,500,677	$2,499,817

LIABILITIES AND CAPITAL
Trade accounts payable	$10,706	$11,878
Accrued expenses	15,369	13,036
Deferred revenue	10,576	9,988
Ad valorem taxes payable	6,531	9,086
Accrued compensation and employee benefits	7,981	9,658
Accrued interest	8,592	8,007
Accrued environmental remediation	2,684	1,392
Other current liabilities	10,098	5,363
Total current liabilities	72,537	68,408
Long-term debt	1,318,078	1,347,326
Noncurrent deferred revenue	43,248	48,250
Noncurrent accrued environmental remediation	2,924	1,537
Other noncurrent liabilities	37,860	21,747
Total liabilities	1,474,647	1,487,268
Commitments and contingencies (Note 14)

Mezzanine Capital
Subsidiary Series A Preferred Units (89,866 and 85,308 units issued and outstanding at September 30, 2021 and December 31, 2020, respectively)	101,932	89,658

Partners' Capital
Series A Preferred Units (143,447 and 162,109 units issued and outstanding at September 30, 2021 and December 31, 2020, respectively)	165,823	174,425
Common limited partner capital (7,169,834 and 6,110,092 units issued and outstanding at September 30, 2021 and December 31, 2020, respectively)	758,275	748,466
Total partners' capital	924,098	922,891
TOTAL LIABILITIES AND CAPITAL	$2,500,677	$2,499,817
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands, except per-unit amounts)
Revenues:
Gathering services and related fees	$70,924	$71,964	$215,504	$229,667
Natural gas, NGLs and condensate sales	22,121	10,783	59,301	35,246
Other revenues	9,000	7,406	26,599	22,150
Total revenues	102,045	90,153	301,404	287,063
Costs and expenses:
Cost of natural gas and NGLs	21,072	8,632	58,174	22,945
Operation and maintenance	20,781	22,168	54,881	65,131
General and administrative	8,477	10,561	48,414	39,908
Depreciation and amortization	30,992	29,505	87,866	88,801
Transaction costs	1,060	726	1,276	1,944
Gain on asset sales, net	(212)	(104)	(352)	(270)
Long-lived asset impairments	248	—	1,773	4,475
Total costs and expenses	82,418	71,488	252,032	222,934
Other income (expense), net	753	795	(1,532)	644
Loss on ECP Warrants	—	—	(13,634)	—
Interest expense	(15,530)	(19,018)	(44,985)	(64,836)
Gain on early extinguishment of debt	—	24,690	—	78,925
Income (loss) before income taxes and equity method investment income	4,850	25,132	(10,779)	78,862
Income tax benefit (expense)	79	(298)	341	104
Income from equity method investees	2,075	795	6,694	7,146
Net income (loss)	$7,004	$25,629	$(3,744)	$86,112
Net income attributable to Subsidiary Series A Preferred Units	(4,253)	(7,298)	(12,274)	(9,640)
Net loss attributable to noncontrolling interest	—	—	—	3,274
Net income (loss) attributable to Summit Midstream Partners, LP	$2,751	$18,331	$(16,018)	$79,746
Less: net income attributable to Series A Preferred Units	(3,916)	(6,481)	(12,052)	(20,731)
Add: deemed contribution from Preferred Exchange Offer	—	54,945	8,326	54,945
Net income (loss) attributable to common limited partners	$(1,165)	$66,795	$(19,744)	$113,960
Net income (loss) per limited partner unit:
Common unit – basic	$(0.17)	$19.28	$(2.99)	$36.12
Common unit – diluted	$(0.17)	$18.67	$(2.99)	$35.04

Weighted-average limited partner units outstanding:
Common units – basic	6,999	3,465	6,596	3,155
Common units – diluted	6,999	3,577	6,596	3,252
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

	Noncontrolling Interest		Partners' Capital
	Series A Preferred Units	Common Noncontrolling Interests	Series A Preferred Units	Partners' Capital	Total
	(In thousands)
Partners' capital, December 31, 2020	$—	$—	$174,425	$748,466	$922,891
Net income	—	—	4,287	769	5,056
Unit-based compensation	—	—	—	1,967	1,967
Tax withholdings and associated payments on vested SMLP LTIP awards	—	—	—	(1,274)	(1,274)
Partners' capital, March 31, 2021	—	—	178,712	749,928	928,640
Net income (loss)	—	—	3,849	(27,676)	(23,827)
Unit-based compensation	—	—	—	1,048	1,048
Tax withholdings and associated payments on vested SMLP LTIP awards	—	—	—	(98)	(98)
Tax withholdings on 2021 Preferred Exchange Offer	—	—	—	(465)	(465)
Effect of 2021 Preferred Exchange Offer, inclusive of an $8.3 million deemed contribution to common unit holders (Note 10)	—	—	(20,654)	20,654	—
Partners' capital, June 30, 2021	—	—	161,907	743,391	905,298
Net income (loss)	—	—	3,916	(1,165)	2,751
Unit-based compensation	—	—	—	868	868
Tax withholdings and associated payments on vested SMLP LTIP awards	—	—	—	(361)	(361)
Exercise of ECP Warrants	—	—	—	15,542	15,542
Partners' capital, September 30, 2021	$—	$—	$165,823	$758,275	$924,098

	Noncontrolling Interest		Partners' Capital
	Series A Preferred Units	Common Noncontrolling Interests	Series A Preferred Units	Partners' Capital	Total
	(In thousands)
Partners' capital, December 31, 2019	$293,616	$186,070	$—	$305,550	$785,236
Net income (loss)	7,125	(1,881)	—	(2,427)	2,817
Net cash distributions to SMLP unitholders	—	(6,037)	—	—	(6,037)
Unit-based compensation	—	2,723	—	—	2,723
Effect of common unit issuances under SMLP LTIP	—	2,322	—	(2,322)	—
Tax withholdings and associated payments on vested SMLP LTIP awards	—	(984)	—	—	(984)
Partners' capital, March 31, 2020	300,741	182,213	—	300,801	783,755
Net income (loss)	4,750	(1,393)	2,375	49,592	55,324
Unit-based compensation	—	1,331	—	515	1,846
Tax withholdings and associated payments on vested SMLP LTIP awards	—	(34)	—	(28)	(62)
GP Buy-In Transaction assumption of noncontrolling interest in SMLP	(305,491)	(182,117)	305,491	182,117	—
Repurchase of common units under GP Buy-In Transaction	—	—	—	(44,078)	(44,078)
Other	—	—	—	(61)	(61)
Partners' capital, June 30, 2020	—	—	307,866	488,858	796,724
Net income	—	—	6,481	11,850	18,331
Unit-based compensation	—	—	—	1,622	1,622
Tax withholdings and associated payments on vested SMLP LTIP awards	—	—	—	(117)	(117)
Tax withholdings on Series A Preferred Unit Exchange	—	—	—	(237)	(237)
Conversion of Series A Preferred Units to SMLP common units inclusive of a $54.9 million deemed contribution to common unit holders	—	—	(64,996)	64,996	—
Other	—	—	—	312	312
Partners' capital, September 30, 2020	$—	$—	$249,351	$567,284	$816,635
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2021	2020
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(3,744)	$86,112
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	88,570	89,505
Noncash lease expense	793	1,925
Amortization of debt issuance costs	5,176	4,870
Unit-based and noncash compensation	3,883	6,191
Income from equity method investees	(6,694)	(7,146)
Distributions from equity method investees	20,004	19,859
Gain on asset sales, net	(352)	(270)
Gain on extinguishment of debt	—	(78,925)
Gain (loss) on ECP Warrants and other	13,635	(838)
Unrealized loss on interest rate swaps	(1,939)	—
Long-lived asset impairment	1,773	4,475
Changes in operating assets and liabilities:
Accounts receivable	(6,531)	20,922
Trade accounts payable	197	470
Accrued expenses	1,129	(1,078)
Deferred revenue, net	(4,413)	7,379
Ad valorem taxes payable	(2,555)	(1,546)
Accrued interest	585	2,680
Accrued environmental remediation, net	1,946	(1,368)
Other, net	16,268	(6,410)
Net cash provided by operating activities	127,731	146,807
Cash flows from investing activities:
Capital expenditures	(11,780)	(35,312)
Proceeds from asset sale	8,000	—
Investment in Double E equity method investee	(102,109)	(92,072)
Other, net	—	2,486
Net cash used in investing activities	(105,889)	(124,898)
Cash flows from financing activities:
Net cash distributions to noncontrolling interest SMLP unitholders	—	(6,037)
Borrowings under Revolving Credit Facility	—	165,500
Repayments on Revolving Credit Facility	(132,000)	(34,000)
Borrowings under Permian Transmission Credit Facility	107,000	—
Repayments on SMPH Term Loan	—	(6,300)
Repurchase of Senior Notes	—	(82,844)
Tender Offers of Senior Notes	—	(48,712)
Proceeds from issuance of Subsidiary Series A Preferred Units, net of issuance costs	—	48,710
Borrowings under ECP loans	—	35,000
Repayment of ECP loans	—	(35,000)
Purchase of common units in GP Buy-In Transaction	—	(41,778)
Debt issuance costs	(5,179)	(835)
Proceeds from asset sale	357	288
Other, net	(1,303)	(2,527)
Net cash provided by (used in) financing activities	(31,125)	(8,535)
Net change in cash, cash equivalents and restricted cash	(9,283)	13,374
Cash, cash equivalents and restricted cash, beginning of period	15,544	36,922
Cash, cash equivalents and restricted cash, end of period	$6,261	$50,296
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
GP Buy-In Transaction. On May 28, 2020, the Partnership closed the transactions contemplated by the Purchase Agreement (the “Purchase Agreement”), dated May 3, 2020, with affiliates of its sponsor at that time, Energy Capital Partners II, LLC (“ECP”), to acquire Summit Investments, the parent company of the General Partner. The acquisition of Summit Investments resulted in the Partnership acquiring (a) 2.3 million SMLP common units (34.6 million SMLP common units prior to the Partnership’s 1-for-15 reverse unit split of its common units, effective November 9, 2020 (the “Reverse Unit Split”)) that were pledged as collateral under the SMPH Term Loan, (b) 0.7 million SMLP common units (10.7 million SMLP common units prior to the Reverse Unit Split) that were not pledged as collateral under the SMPH Term Loan and (c) a deferred purchase price obligation receivable owed by the Partnership. In addition, the Partnership acquired 0.4 million SMLP common units held by an affiliate of ECP (5.7 million SMLP common units prior to the Reverse Unit Split). The total purchase price was $35.0 million in cash and warrants giving ECP the right to purchase up to 0.7 million SMLP common units (10.0 million SMLP common units prior to the Reverse Unit Split) (refer to Note 10 – Partners’ Capital and Mezzanine Capital for additional details). Pursuant to the Purchase Agreement, the Partnership assumed the liabilities stemming from the release of produced water from a produced water pipeline operated by Meadowlark Midstream, a subsidiary of the Partnership, that occurred near Williston, North Dakota and was discovered on January 6, 2015 (see "2015 Blacktail Release" in Note 14 - Commitments and Contingencies for additional information). These transactions are collectively referred to as the “GP Buy-In Transaction.”
As a result of the GP Buy-In Transaction, the Partnership indirectly owns its General Partner. Following the closing of the GP Buy-In Transaction, the Partnership retired 1.1 million SMLP common units (16.6 million common units prior to the Reverse Unit Split) it acquired that were not pledged as collateral under the SMPH Term Loan. On November 17, 2020, the Partnership issued the 2.3 million SMLP common units (34.6 million common units prior to the Reverse Unit Split) that were pledged as collateral under the SMPH Term Loan as partial consideration for a consensual debt discharge and restructuring of its SMP Holdings’ $155.2 million term loan (“SMPH Term Loan”). SMP Holdings is a wholly-owned subsidiary of Summit Investments.
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
Going Concern Assessment. The accompanying unaudited condensed consolidated financial statements are prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At the reporting date of the Partnership’s unaudited interim financial statements for the quarterly period ended June 30, 2021, the Partnership concluded that substantial doubt about the Partnership’s ability to continue as a going concern existed because of a lack of sufficient available liquidity to repay Summit Holdings’ obligations under its Revolving Credit Facility.
On November 2, 2021, the Co-Issuers (as defined below) issued $700.0 million of 8.500% Senior Secured Second Lien Notes (“2026 Secured Notes”) and Summit Holdings concurrently entered into a new $400.0 million asset-based revolving credit facility (“ABL Facility”). See Note - 17 Subsequent Events for additional information. A portion of the proceeds from the issuance of the 2026 Secured Notes, together with cash on hand and borrowings under the ABL Facility, was used to repay, in full, the obligations under the Revolving Credit Facility and will be used to redeem all of the 2022 Senior Notes and pay the accrued and unpaid interest. The Partnership concluded that these actions resolved the substantial doubt that existed at the reporting date of the Partnership’s unaudited interim financial statements for the quarterly period ended June 30, 2021.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ISSUED ACCOUNTING STANDARDS APPLICABLE TO THE PARTNERSHIP
Except for below, there have been no changes to the Partnership’s significant accounting policies since December 31, 2020.
Cash, Cash Equivalents and Restricted Cash. The Partnership considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash that is held by a major bank and has restrictions on its availability to the Partnership is classified as restricted cash. The restricted cash balance of $0.8 million at September 30, 2021 is related to proceeds from the Permian Transmission Credit Facility, which is available to finance Permian Transmission’s capital calls associated with its investment in Double E, for debt service or other general corporate purposes. See Note 7 - Debt for additional information.
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

	2021	2022	2023	2024	2025	Thereafter

Gathering services and related fees	$21,192	$80,064	$62,179	$51,645	$35,200	$21,071
Revenue by Category. In the following tables, revenue is disaggregated by geographic area and major products and services. For more detailed information about reportable segments, see Note 16 – Segment Information.

	Three Months Ended September 30, 2021
	Gathering services and related fees	Natural gas, NGLs and condensate sales	Other revenues	Total
	(in thousands)
Reportable Segments:
Utica Shale	$9,170	$—	$—	$9,170
Williston Basin	12,894	12,692	4,620	30,206
DJ Basin	6,180	153	644	6,977
Permian Basin	1,879	7,925	117	9,921
Piceance Basin	24,104	1,166	1,114	26,384
Barnett Shale	10,162	185	1,577	11,924
Marcellus Shale	6,535	—	—	6,535
Total reportable segments	70,924	22,121	8,072	101,117
Corporate and Other	—	—	928	928
Total	$70,924	$22,121	$9,000	$102,045

	Nine Months Ended September 30, 2021
	Gathering services and related fees	Natural gas, NGLs and condensate sales	Other revenues	Total
	(in thousands)
Reportable Segments:
Utica Shale	$29,090	$—	$—	$29,090
Williston Basin	38,043	33,120	13,369	84,532
DJ Basin	18,334	568	3,204	22,106
Permian Basin	6,340	21,318	354	28,012
Piceance Basin	74,415	4,044	3,523	81,982
Barnett Shale	29,934	251	3,649	33,834
Marcellus Shale	19,348	—	—	19,348
Total reportable segments	215,504	59,301	24,099	298,904
Corporate and Other	—	—	2,500	2,500
Total	$215,504	$59,301	$26,599	$301,404

	Three Months Ended September 30, 2020
	Gathering services and related fees	Natural gas, NGLs and condensate sales	Other revenues	Total
	(in thousands)
Reportable Segments:
Utica Shale	$8,385	$—	$—	$8,385
Williston Basin	10,941	4,958	3,136	19,035
DJ Basin	6,051	17	826	6,894
Permian Basin	2,595	4,803	168	7,566
Piceance Basin	26,576	528	1,233	28,337
Barnett Shale	10,545	477	1,399	12,421
Marcellus Shale	6,871	—	—	6,871
Total reportable segments	71,964	10,783	6,762	89,509
Corporate and Other	—	—	644	644
Total	$71,964	$10,783	$7,406	$90,153

	Nine Months Ended September 30, 2020
	Gathering services and related fees	Natural gas, NGLs and condensate sales	Other revenues	Total
	(in thousands)
Reportable Segments:
Utica Shale	$26,885	$—	$—	$26,885
Williston Basin	47,145	12,413	9,054	68,612
DJ Basin	18,134	158	2,853	21,145
Permian Basin	7,617	13,537	481	21,635
Piceance Basin	79,987	1,932	3,394	85,313
Barnett Shale	30,865	7,206	4,437	42,508
Marcellus Shale	19,034	—	—	19,034
Total reportable segments	229,667	35,246	20,219	285,132
Corporate and Other	—	—	1,931	1,931
Total	$229,667	$35,246	$22,150	$287,063

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

Total
(In thousands)
Contract assets, December 31, 2020	$2,026
Additions	7,130
Transfers out	(973)
Contract assets, September 30, 2021	$8,183
As of September 30, 2021, receivables with customers totaled $56.1 million and contract assets totaled $8.2 million and are included in the accounts receivable caption on the unaudited condensed consolidated balance sheets.
As of December 31, 2020, receivables with customers totaled $57.5 million and contract assets totaled $2.0 million which are included in the accounts receivable caption on the unaudited condensed consolidated balance sheets.
Contract liabilities (deferred revenue) relate to the advance consideration received from customers primarily for contributions in aid of construction. The Partnership recognizes contract liabilities under these arrangements in revenue over the contract period. For the three months ended September 30, 2021 and 2020, the Partnership recognized $2.3 million and $2.4 million of gathering services and related fees, respectively, which were included in the contract liability balance as of the beginning of the period. For the nine months ended September 30, 2021 and 2020, the Partnership recognized $5.6 million and $7.1 million of gathering services and related fees, respectively, which were included in the contract liability balance as of the beginning of the period. See Note 6 – Deferred Revenue for additional details.
4. PROPERTY, PLANT AND EQUIPMENT
Details of the Partnership’s property, plant and equipment follows.

	September 30, 2021	December 31, 2020
	(In thousands)
Gathering and processing systems and related equipment	$2,220,218	$2,213,501
Construction in progress	49,781	60,443
Land and line fill	10,440	10,440
Other	59,287	61,340
Total	2,339,726	2,345,724
Less: accumulated depreciation	(591,552)	(528,178)
Property, plant and equipment, net	$1,748,174	$1,817,546
Depreciation expense and capitalized interest for the Partnership follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Depreciation expense	$23,867	$21,537	$66,651	$64,899
Capitalized interest	85	1,449	395	2,268

5. EQUITY METHOD INVESTMENTS
The Partnership has equity method investments in Double E and Ohio Gathering, the balances of which are included in the Investment in equity method investees caption on the unaudited condensed consolidated balance sheets. Details of the Partnership’s equity method investments follows.

	September 30, 2021	December 31, 2020
	(In thousands)
Double E	$233,612	$132,852
Ohio Gathering	248,373	259,888
Total	$481,985	$392,740

Double E. The Partnership is responsible for leading the development, permitting and construction of the Double E Project. During the nine month periods ended September 30, 2021 and 2020, the Partnership made cash investments of $102.1 million and $92.1 million, respectively, in the Double E Project which included $2.5 million and $1.4 million of capitalized interest respectively. Other than the investment activity noted above, Double E did not have any results of operations for the nine months ended September 30, 2021, given that the Double E Project is currently under development.
Ohio Gathering. As of September 30, 2021 and December 31, 2020, the Partnership’s ownership interest in Ohio Gathering was 38.0% and 38.2%, respectively. A reconciliation of the difference between the carrying amount of the Partnership’s interest in Ohio Gathering and the Partnership’s underlying investment per Ohio Gathering’s books and records is provided in the table below as of September 30, 2021:

2021
(In thousands)
Investment in Ohio Gathering, September 30,	$248,373
September cash distributions	2,163
Basis difference	210,093
Investment in Ohio Gathering (Books and records), August 31,	$460,629
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
A rollforward of current deferred revenue follows.

Total
(In thousands)
Current deferred revenue, January 1, 2021	$9,988
Add: additions	5,606
Less: revenue recognized	(5,018)
Current deferred revenue, September 30, 2021	$10,576
A rollforward of noncurrent deferred revenue follows.

Total
(In thousands)
Noncurrent deferred revenue, January 1, 2021	$48,250
Add: additions	632
Less: reclassification to current deferred revenue	(5,634)
Noncurrent deferred revenue, September 30, 2021	$43,248

7. DEBT
Debt for the Partnership at September 30, 2021 and December 31, 2020, follows:

	September 30, 2021	December 31, 2020
	(In thousands)
Revolving Credit Facility: Summit Holdings' variable rate senior secured revolving credit facility due May 13, 2022 (1)	$725,000	$857,000
Permian Transmission Credit Facility: Permian Transmission's variable rate senior secured credit facility due March 8, 2028	107,000	—
Less: unamortized debt issuance costs	(4,936)	—
2022 Senior Notes: Summit Holdings' 5.5% senior unsecured notes due August 15, 2022 (2)	234,047	234,047
Less: unamortized debt issuance costs	(497)	(859)
2025 Senior Notes: Summit Holdings' 5.75% senior unsecured notes due April 15, 2025	259,463	259,463
Less: unamortized debt issuance costs	(1,999)	(2,325)
Total long-term debt	$1,318,078	$1,347,326
(1) The Revolving Credit Facility was repaid in full on November 2, 2021 upon the issuance of the 2026 Secured Notes, and is therefore classified as non-current on the balance sheet. See Note 17 - Subsequent Events for additional information.
(2) The indenture governing the 2022 Senior Notes was satisfied and discharged as of November 2, 2021 upon the issuance of the 2026 Secured Notes. The Co-Issuers delivered a notice of conditional redemption irrevocably calling for the redemption of all of the outstanding 2022 Senior Notes on November 12, 2021 and the Co-Issuers have irrevocably deposited with the trustee of the 2022 Senior Notes sufficient funds to redeem the 2022 Senior Notes in full on November 12, 2021. Therefore, the amounts are classified as non-current on the balance sheet. See Note 17 - Subsequent Events for additional information.
Revolving Credit Facility. As of September 30, 2021, the Partnership’s wholly owned subsidiary, Summit Holdings, had a Revolving Credit Facility which allowed for revolving loans, letters of credit and swingline loans. As of September 30, 2021, the Revolving Credit Facility had $1.1 billion of commitments from lenders and was scheduled to mature on May 13, 2022. At September 30, 2021, the applicable margin for LIBOR borrowings was 3.25%, the interest rate was 3.34% and the unused portion of the Revolving Credit Facility totaled $351.1 million, subject to a commitment fee of 0.50%, after giving effect to the issuance of $23.9 million in outstanding but undrawn irrevocable standby letters of credit. Based on covenant limits, the Partnership’s available borrowing capacity under the Revolving Credit Facility as of September 30, 2021 was approximately $170.5 million.
At September 30, 2021, the Revolving Credit Facility included three financial performance covenants which required Summit Holdings to maintain (i) a ratio of consolidated trailing 12-month earnings before interest, income taxes, depreciation and amortization (“EBITDA”) to net interest expense of not less than 2.50 to 1.00, as defined in the credit agreement, (ii) a ratio of total net indebtedness to consolidated trailing 12-month EBITDA of not more than 5.75 to 1.00 and (iii) a ratio of first lien net indebtedness to consolidated trailing 12-month EBITDA of not more than 3.50 to 1.00. As of and during the nine months ended September 30, 2021, the Partnership was in compliance with the Revolving Credit Facility's financial covenants, including the financial performance covenants, and there were no defaults or events of default.
On November 2, 2021, a portion of the proceeds from the issuance of the 2026 Secured Notes, together with cash on hand and borrowings under the ABL Facility, was used to repay, in full, the obligations under the Revolving Credit Facility. See Note 17 - Subsequent Events for additional information.
Permian Transmission Credit Facility. On March 8, 2021 (the “Permian Closing Date”), the Partnership’s unrestricted subsidiary, Permian Transmission, entered into a Credit Agreement which allows for $175.0 million of senior secured credit facilities (the “Permian Transmission Credit Facilities”), including a $160.0 million Term Loan Facility and a $15.0 million Working Capital Facility. The Permian Transmission Credit Facilities can be used to finance Permian Transmission’s capital calls associated with its investment in Double E, debt service and other general corporate purposes. Unexpended proceeds from draws on the Permian Transmission Credit Facilities are classified as restricted cash on the accompanying unaudited condensed consolidated balance sheets.
As of September 30, 2021, the applicable margin under adjusted LIBOR borrowings was 2.375%, the interest rate was 2.5% and the unused portion of the Permian Transmission Credit Facilities totaled $66.0 million, subject to a commitment fee of 0.7% after giving effect to the issuance of $2.0 million in outstanding but undrawn irrevocable standby letters of credit. As of and during the period from the Permian Closing Date to September 30, 2021, the Partnership was in compliance with the

Permian Transmission Credit Facilities financial covenants. There were no defaults or events of default during the period from the Permian Closing Date to September 30, 2021.
2022 Senior Notes. The 2022 Senior Notes are senior, unsecured obligations and rank equally in right of payment with all of our existing and future senior, unsecured obligations. The 2022 Senior Notes are effectively subordinated in right of payment to all secured indebtedness, to the extent of the collateral securing such indebtedness.
As of and during the nine month period ended September 30, 2021, the Partnership was in compliance with the financial covenants governing the 2022 Senior Notes.
The Co-Issuers delivered a notice of conditional redemption irrevocably calling for the redemption on November 12, 2021 (the “Redemption Date”) of all of the outstanding 2022 Senior Notes at a redemption price equal to 100.0% of the principal amount of the 2022 Senior Notes to be redeemed, plus accrued and unpaid interest, if any, on the 2022 Senior Notes to be redeemed on the Redemption Date. In connection with the issuance of the 2026 Secured Notes, on November 2, 2021, the Co-Issuers irrevocably deposited with the trustee under the indenture governing the 2022 Senior Notes sufficient cash to redeem all of the 2022 Senior Notes, including the payment of all accrued and unpaid interest and all other amounts owing under the indenture governing the 2022 Senior Notes, and the indenture governing the 2022 Senior Notes was satisfied and discharged. See Note 17 - Subsequent Events for additional information.
2025 Senior Notes. The 2025 Senior Notes are senior, unsecured obligations and rank equally in right of payment with all of the Partnership’s existing and future senior unsecured obligations. The 2025 Senior Notes are effectively subordinated in right of payment to all of the Partnership’s secured indebtedness, to the extent of the collateral securing such indebtedness.
As of September 30, 2021, the Co-Issuers have the right to redeem all or part of the 2025 Senior Notes at a redemption price of 102.875% (with the redemption price declining ratably each year to 100.000% on April 15, 2023), plus accrued and unpaid interest, if any, to, but not including the redemption date. Debt issuance costs of $7.7 million are being amortized over the life of the 2025 Senior Notes.
As of and during the nine month period ended September 30, 2021, the Partnership was in compliance with the financial covenants governing its 2025 Senior Notes.
8. LIABILITY MANAGEMENT TRANSACTIONS
During the three and nine months ended September 30, 2020, the Partnership completed several liability management transactions, described below, that resulted in the early extinguishment of $210.8 million of the Partnership’s 2022 and 2025 Senior Notes during the nine months ended September 30, 2020.
Open Market Repurchase. During the nine months ended September 30, 2020, the Partnership made several open market repurchases of the 2022 and 2025 Senior Notes that resulted in the extinguishment of $32.4 million of face value of the 2022 Senior Notes and $106.2 million of face value of the 2025 Senior Notes (the “Open Market Repurchases”). Total cash consideration paid to repurchase the principal amounts outstanding of the 2022 and 2025 Senior Notes, plus accrued interest totaled $82.9 million and the Partnership recognized a $56.2 million gain on the extinguishment of debt during the nine months ended September 30, 2020.
Debt Tender Offers. In September 2020, the Co-Issuers completed cash tender offers (the “Tender Offers”) to purchase a portion of the 2022 and 2025 Senior Notes. Upon concluding the Tender Offers, the Co-Issuers repurchased $33.5 million principal amount of the 2022 Senior Notes and $38.7 million principal amount of the 2025 Senior Notes. Total cash consideration paid to repurchase the principal amounts outstanding of the 2022 and 2025 Senior Notes, plus accrued interest, totaled $48.7 million and the Partnership recognized a $23.3 million gain on the extinguishment of debt during the nine months ended September 30, 2020.
Gain on Extinguishment of Debt. The Partnership recognized a $78.9 million gain on extinguishment of debt during the nine months ended September 30, 2020, as the result of open market repurchases of its Senior Notes.

	ECP Loan Repayment	Open Market Repurchases		Tender Offers		Total
	During the Nine Months Ended September 30, 2020
		2022	2025
		Senior Notes	Senior Notes
Gain on repurchases of Senior Notes	$—	$11,554	$46,003	$9,223	$15,479	$82,259
Debt issue costs	(361)	(143)	(965)	(125)	(351)	(1,945)
Transaction cost	(249)	(105)	(105)	(465)	(465)	(1,389)
Gain (loss) on extinguishment	$(610)	$11,306	$44,933	$8,633	$14,663	$78,925
9. FINANCIAL INSTRUMENTS
Fair Value. A summary of the estimated fair value of our financial instruments follows.

	September 30, 2021		December 31, 2020
	Carrying Value, Net	Estimated fair value (Level 2)	Carrying Value, Net	Estimated fair value (Level 2)
	(In thousands)
2022 Senior Notes	$233,550	$228,683	$233,188	$215,713
2025 Senior Notes	257,464	235,030	257,138	168,002
The balance sheet carrying values for the Revolving Credit Facility and the Permian Transmission Credit Facility represent fair value due to their floating interest rates. The fair value for the Senior Notes is based on an average of nonbinding broker quotes as of September 30, 2021 and December 31, 2020. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value of the Senior Notes.
Interest Rate Swaps. In connection with the Permian Transmission Credit Facility, the Partnership entered into amortizing interest rate swap agreements for a notional amount of $144.0 million. These interest rate swaps manage exposure to variability in expected cash flows attributable to interest rate risk. Interest rate swaps convert a portion of the Partnership’s variable rate debt to fixed rate debt. The Partnership chooses counterparties for its derivative instruments that it believes are creditworthy at the time the transactions are entered into, and the Partnership actively monitors the creditworthiness where applicable. However, there can be no assurance that a counterparty will be able to meet its obligations to the Partnership. The Partnership presents its derivative positions on a gross basis and does not net the asset and liability positions.
As of September 30, 2021, the Partnership’s interest rate swap agreements had a fair value of $1.9 million and are recorded within other current liabilities and other noncurrent liabilities within the unaudited condensed consolidated balance sheets.
10. PARTNERS' CAPITAL AND MEZZANINE CAPITAL
Common Units. A rollforward of the number of issued and outstanding common limited partner units follows for the period from December 31, 2020 to September 30, 2021.

Common Units
Units, December 31, 2020	6,110,092
2021 Preferred Exchange Offer, net of units withheld for taxes	538,715
Common units issued for SMLP LTIP, net	106,580
ECP Warrant exercise	414,447
Units, September 30, 2021	7,169,834
Series A Preferred Units. In 2017, the Partnership issued 300,000 Series A Preferred Units at a price to the public of $1,000 per unit. As of September 30, 2021, the Partnership had 143,447 Series A Preferred Units outstanding and $26.0 million of accrued and unpaid distributions on its Series A Preferred Units.
Series A Preferred Unit Exchange Offers. In April 2021, the Partnership completed an offer to exchange its Series A Preferred Units for newly issued common units, whereby it issued 538,715 SMLP common units, net of units withheld for withholding taxes, in exchange for 18,662 Series A Preferred Units.

In July 2020, the Partnership completed an offer to exchange its Series A Preferred Units for newly issued common units, whereby it issued 817,845 SMLP common units, net of units withheld for withholding taxes, in exchange for 62,816 Series A Preferred Units.
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
During the nine months ended September 30, 2021, the Partnership elected to make PIK distributions and issued 4,558 Subsidiary Series A Preferred Units to the holders of its Subsidiary Series A Preferred Units. As of September 30, 2021, the Partnership has 89,866 Subsidiary Series A Preferred Units issued and outstanding.
If the Subsidiary Series A Preferred Units were redeemed on September 30, 2021, the redemption amount would be $112.3 million when considering the applicable multiple of invested capital metric and make-whole amount provisions contained in the Subsidiary Series A Preferred Unit agreement.
The following table shows the change in our Subsidiary Series A Preferred Unit balance from January 1, 2021 to September 30, 2021:

2021
(in thousands)
Balance at January 1,	$89,658
PIK distributions	4,558
Redemption accretion	7,716
Balance at September 30,	$101,932
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
On August 5, 2021, the ECP Entities cashlessly exercised all of the ECP Warrants for an aggregate of 414,447 SMLP common units, net of the exercise price, as calculated pursuant to Section 3(c) of the ECP Warrants (the "ECP Warrant Exercise").
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

11. EARNINGS PER UNIT
The following table details the components of EPU.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands, except per-unit amounts)		(In thousands, except per-unit amounts)
Numerator for basic and diluted EPU:
Allocation of net income (loss) among limited partner interests:
Net income (loss)	$7,004	$25,629	$(3,744)	$86,112
Net income attributable to Subsidiary Series A Preferred Units	(4,253)	(7,298)	(12,274)	(9,640)
Net loss attributable to noncontrolling interest	—	—	—	3,274
Net income (loss) attributable to Summit Midstream Partners, LP	2,751	18,331	(16,018)	79,746

Less: Net income attributable to Series A Preferred Units	(3,916)	(6,481)	(12,052)	(20,731)
Add: Deemed capital contribution from 2021 Preferred Exchange Offer	—	54,945	8,326	54,945
Net income (loss) attributable to common limited partners	(1,165)	$66,795	(19,744)	$113,960

Denominator for basic and diluted EPU:
Weighted-average common units outstanding – basic	6,999	3,465	6,596	3,155
Effect of nonvested phantom units	—	112	—	97
Weighted-average common units outstanding – diluted	6,999	3,577	6,596	3,252

Net Income (Loss) per limited partner unit:
Common unit – basic	$(0.17)	$19.28	$(2.99)	$36.12
Common unit – diluted	$(0.17)	$18.67	$(2.99)	$35.04

Nonvested anti-dilutive phantom units excluded from the calculation of diluted EPU	367	269	193	224

12. SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2021	2020
	(In thousands)
Supplemental cash flow information:
Cash interest paid	$42,104	$62,441
Cash paid for taxes	$191	$—

Noncash investing and financing activities:
Capital expenditures in trade accounts payable (period-end accruals)	$5,614	$10,233
Warrant issuance for GP Buy-In Transaction	$—	$2,300
Right-of-use assets relating to ASC Topic 842	$—	$2,964
Accretion of Subsidiary Series A Preferred Units	$7,716	$5,856
Exercise of ECP Warrants	$15,542	$—

13. UNIT-BASED AND NONCASH COMPENSATION
SMLP Long-Term Incentive Plan. The Partnership’s Long-Term Incentive Plan (“SMLP LTIP”) provides for equity awards to eligible officers, employees, consultants and directors of the Partnership, thereby linking the recipients’ compensation directly to SMLP’s performance. Significant items to note:
•For the nine-month period ended September 30, 2021, the Partnership granted 148,822 phantom units and associated distribution equivalent rights to employees in connection with the Partnership’s annual incentive compensation award cycle. These awards had a grant date fair value of $20.42 per common unit and vest ratably over a three-year period.
•For the nine-month period ended September 30, 2021, the Partnership issued 40,002 common units to the Partnership’s six independent directors in connection with their annual compensation plan. These awards had a grant date fair value of $28.99 per common unit and vested immediately.
•As of September 30, 2021, approximately 0.3 million common units remained available for future issuance under the SMLP LTIP.
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
As of September 30, 2021, the Partnership has recognized (i) a current liability for remediation effort expenditures expected to be incurred within the next 12 months and (ii) a noncurrent liability for estimated remediation expenditures expected to be incurred subsequent to September 30, 2022. Each of these amounts represent the Partnership’s best estimate for costs expected to be incurred. Neither of these amounts have been discounted to their present value.
A rollforward of the Partnership’s undiscounted accrued environmental remediation follows and is primarily related to the 2015 Blacktail Release.

Total
(In thousands)
Accrued environmental remediation, December 31, 2020	$2,929
Payments made	(1,039)
Additional accruals	3,718
Accrued environmental remediation, September 30, 2021	$5,608
In the fourth quarter of 2020, the Partnership recognized a $17.0 million loss contingency for the 2015 Blacktail Release as a result of ongoing discussions with multiple federal and state government agencies, including the U.S. Department of Justice, the U.S. Environmental Protection Agency, the North Dakota Industrial Commission, the North Dakota Office of the Attorney General, the North Dakota Department of Environmental Quality, and the North Dakota Game and Fish Department. Subsequently, on August 4, 2021, the Partnership and several of its subsidiaries entered into the following agreements to resolve the U.S. federal and North Dakota state governments’ environmental claims with respect to the 2015 Blacktail Release: (i) a Consent Decree with (a) the U.S. Department of Justice (“DOJ”), on behalf of the U.S. Environmental Protection Agency and the U.S. Department of Interior, and (b) the State of North Dakota, on behalf of the North Dakota Department of Environmental Quality and the North Dakota Game and Fish Department (“Consent Decree”), lodged with the U.S. District Court for the District of North Dakota (“U.S. District Court”); (ii) a Plea Agreement with the United States, by and through the U.S. Attorney for the District of North Dakota, and the Environmental Crimes Section of the DOJ (“Plea Agreement”); and (iii) a Consent Agreement with the North Dakota Industrial Commission (“Consent Agreement” together with the Consent Decree and Plea Agreement, the “Global Settlement”). The Partnership increased its loss contingency for the 2015 Blacktail Release during the three months ended June 30, 2021 by $19.3 million. As of September 30, 2021, the accrued loss liability for the 2015 Blacktail Release was $36.3 million.
Key terms of the Global Settlement include (i) payment of penalties and fines totaling $36.3 million, consisting of $1.25 million in natural resource damages to the federal and state governments payable after court approval of the Global Settlement, $25.0 million payable to the federal government over five years, and $10.0 million payable to the state governments over six years, with interest applied to unpaid amounts accruing at a fixed rate of 3.25%, and of which $3.1 million is expected to be paid within the next twelve months; (ii) continuation of remediation efforts at the site of the 2015 Blacktail Release; (iii) other injunctive relief including but not limited to control room management, environmental management system audit, training, and reporting; (iv) guilty pleas for one charge of negligent discharge of a harmful quantity of oil and one charge of knowing failure to immediately report a discharge of oil; and (v) organizational probation for a minimum period of three years from sentencing, including payment in full of certain components of the fines and penalty amounts. The agreements comprising the Global Settlement are subject to the approval of the U.S. District Court for the District of North Dakota (the “U.S. District Court”). The U.S. District Court entered an order making the civil components of the Global Settlement effective on September 28, 2021 and has set a hearing for December 6, 2021 on the criminal components of the Global Settlement, which if accepted by the U.S. District Court will complete approval of the Global Settlement.
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
15. RESTRUCTURING
2020 Restructuring Activities. In late 2020, management initiated a plan to restructure its operations (“2020 Restructuring Plan”), resulting in certain management, facility and organizational changes. Under the 2020 Restructuring Plan, and during the three-and nine-month periods ended September 30, 2021, the Partnership expensed approximately $0.1 million and $0.9 million, respectively, of costs associated with these restructuring activities. These activities consisted primarily of employee-related severance costs and are included within the General and administrative caption on the consolidated statement of operations. At September 30, 2021, the Partnership has accrued and unpaid liabilities of $0.2 million associated with the 2020 Restructuring Plan activities.
2019 Restructuring Activities. In late 2019, management initiated a plan to restructure its operations (“2019 Restructuring Plan”), resulting in certain management, facility and organizational changes. Under the 2019 Restructuring Plan, and during the three-and nine-month periods ended September 30, 2020, the Partnership expensed approximately $0.1 million and $3.4 million, respectively, of costs associated with these restructuring activities. These activities consisted primarily of employee-related costs and consulting costs in support of the 2019 Restructuring Plan. These costs are included within the General and administrative caption on the consolidated statement of operations. At September 30, 2021, the Partnership has accrued and unpaid liabilities of less than $0.1 million associated with the 2019 Restructuring Plan activities.
16. SEGMENT INFORMATION
As of September 30, 2021, the Partnership’s reportable segments are:
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
For the nine months ended September 30, 2021, other than the investment activity described in Note 5 - Equity Method Investments, Double E did not have any results of operations given that the Double E Project is currently under development. The Double E Project is expected to be operational in the fourth quarter of 2021.

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
Assets by reportable segment follow.

	September 30, 2021	December 31, 2020
	(In thousands)
Assets (1):
Utica Shale	$208,715	$209,425
Ohio Gathering	248,373	259,888
Williston Basin	407,593	425,873
DJ Basin	193,471	199,920
Permian Basin	165,935	165,765
Piceance Basin	541,465	579,800
Barnett Shale	320,984	336,629
Marcellus Shale	171,748	176,441
Total reportable segment assets	2,258,284	2,353,741
Corporate and Other	242,393	146,076
Total assets	$2,500,677	$2,499,817
(1)At September 30, 2021 and December 31, 2020, Corporate and Other included $233.6 million and $132.9 million respectively, relating to our investment in Double E (included in the Investment in equity method investees caption of the unaudited condensed consolidated balance sheet).
Segment adjusted EBITDA by reportable segment follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Reportable segment adjusted EBITDA
Utica Shale	$8,328	$7,453	$26,700	$24,074
Ohio Gathering	6,690	7,129	20,403	22,582
Williston Basin	11,276	11,713	31,707	40,632
DJ Basin	7,446	4,766	17,899	15,016
Permian Basin	559	893	1,729	4,302
Piceance Basin	18,908	21,503	60,266	66,794
Barnett Shale	9,637	7,205	26,542	24,475
Marcellus Shale	5,702	6,022	17,171	16,230
Total of reportable segments' measures of profit	$68,546	$66,684	$202,417	$214,105

A reconciliation of income or loss before income taxes and income or loss from equity method investees to total of reportable segments' measures of profit follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Reconciliation of income (loss) before income taxes and income from equity method investees to total of reportable segments' measures of profit:
Income (loss) before income taxes and income from equity method investees	$4,850	$25,132	$(10,779)	$78,862
Add:
Corporate and Other expense	10,895	6,874	58,953	28,484
Interest expense	15,530	19,018	44,985	64,836
Gain on early extinguishment of debt	—	(24,690)	—	(78,925)
Depreciation and amortization (1)	31,226	29,739	88,570	89,505
Proportional adjusted EBITDA for equity method investees	6,690	7,129	20,403	22,582
Adjustments related to MVC shortfall payments	—	2,292	—	(859)
Adjustments related to capital reimbursement activity	(1,549)	(328)	(5,019)	(776)
Unit-based and noncash compensation	868	1,622	3,883	6,191
Gain on asset sales, net	(212)	(104)	(352)	(270)
Long-lived asset impairment	248	—	1,773	4,475
Total of reportable segments' measures of profit	$68,546	$66,684	$202,417	$214,105
(1) Includes the amortization expense associated with our favorable gas gathering contracts as reported in other revenues.
17. SUBSEQUENT EVENTS
2026 Secured Notes and Redemption of 2022 Senior Notes
On November 2, 2021, the Co-Issuers issued $700.0 million of 8.500% Senior Secured Second Lien Notes due 2026 (the “2026 Secured Notes”) to eligible purchasers pursuant to Rule 144A and Regulation S of the Securities Act, at a price of 98.5% of their face value. The 2026 Secured Notes will pay interest semi-annually on April 15 and October 15 of each year, commencing on April 15, 2022, and will be jointly and severally guaranteed, on a senior second-priority secured basis (subject to permitted liens), by the Partnership and each restricted subsidiary of the Partnership (other than the Co-Issuers) that is an obligor under the ABL Agreement (as defined below), or under the Co-Issuers’ 2025 Senior Notes on the issue date of the 2026 Secured Notes.
The 2026 Secured Notes will mature on October 15, 2026; provided that, if the outstanding amount of the 2025 Senior Notes (or any refinancing indebtedness in respect thereof that has a final maturity on or prior to the date that is 91 days after the Initial Maturity Date (as defined in the 2026 Secured Notes Indenture)) is greater than or equal to $50.0 million on January 14, 2025, which is 91 days prior to the scheduled maturity date of the 2025 Senior Notes, then the 2026 Secured Notes will mature on January 14, 2025.
The Partnership used the net proceeds from the offering of the 2026 Secured Notes, together with cash on hand and borrowings under the ABL Facility (as defined below), to repay in full all of Summit Holdings’ obligations under the Revolving Credit Facility. Additionally, as previously announced, the Co-Issuers delivered a notice of conditional redemption calling for the redemption irrevocably calling for the redemption of all of the outstanding 2022 Senior Notes at a redemption price equal to 100.0% of the principal amount of the 2022 Senior Notes, plus accrued and unpaid interest, if any, on the 2022 Senior Notes to be redeemed on the Redemption Date. In connection with the issuance of the 2026 Secured Notes, on November 2, 2021, the Co-Issuers irrevocably deposited with the trustee under the indenture governing the 2022 Senior Notes sufficient cash to redeem all of the 2022 Senior Notes, including the payment of all accrued and unpaid interest and all other amounts owing under the indenture governing the 2022 Senior Notes, and the indenture governing the 2022 Senior Notes was satisfied and discharged.

2026 Secured Notes Indenture
The Co-Issuers issued the 2026 Secured Notes pursuant to an indenture (the “2026 Secured Notes Indenture”), dated as of November 2, 2021, by and among the Co-Issuers, the Partnership, any other Restricted Subsidiary (as defined in the 2026 Secured Notes Indenture) of the Partnership that provides a Notes Guarantee (as defined in the 2026 Secured Notes Indenture) and Regions Bank, as trustee (the “Trustee”) and collateral agent, setting forth specific terms applicable to the 2026 Secured Notes.
At any time prior to October 15, 2023, the Co-Issuers may on any one or more occasions redeem up to 35% of the aggregate principal amount of the 2026 Secured Notes (including any additional notes) issued under the 2026 Secured Notes Indenture at a redemption price of 108.5% of the principal amount of the 2026 Secured Notes, plus accrued and unpaid interest, if any, to, but not including, the redemption date, in an amount not greater than the net cash proceeds of certain equity offerings by the Partnership, provided that: (i) at least 65% of the initial aggregate principal amount of the 2026 Secured Notes (including any additional notes) remains outstanding immediately after the occurrence of such redemption (excluding notes held by the Partnership and its subsidiaries); and (ii) the redemption occurs within 180 days of the date of the closing of each such equity offering by the Partnership. On and after October 15, 2023, the Co-Issuers may redeem all or part of the 2026 Secured Notes at redemption prices (expressed as percentages of principal amount) equal to: (a) 104.250% for the twelve-month period beginning October 15, 2023; (b) 102.125% for the twelve-month period beginning October 15, 2024; and (c) 100.000% for the twelve-month period beginning on October 15, 2025 and at any time thereafter, in each case plus accrued and unpaid interest, if any, to, but not including, the redemption date. In certain circumstances, the Co-Issuers will be required to offer to purchase the 2026 Secured Notes with excess proceeds from asset sales, excess cash flow and upon the occurrence of certain change of control events.
The 2026 Secured Notes Indenture restricts the Partnership’s and its Restricted Subsidiaries’ ability and the ability of certain of their subsidiaries to: (i) incur additional debt or issue preferred stock; (ii) make distributions, repurchase equity or redeem junior lien, unsecured or subordinated debt; (iii) make payments on junior lien, unsecured or subordinated indebtedness; (iv) create liens or other encumbrances; (v) make investments, loans or other guarantees; (vi) engage in transactions with affiliates; and (viii) make acquisitions or merge or consolidate with another entity. These covenants are subject both to a number of important exceptions and qualifications. At any time when the 2026 Secured Notes are rated investment grade by at least two of Moody’s Investors Service, Inc., Standard & Poor’s Ratings Services or Fitch Ratings, Inc., no default under the 2026 Secured Notes Indenture has occurred and is continuing, many of these covenants will terminate.
The 2026 Secured Notes Indenture contains certain events of default customary for instruments of this type.
In the case of an event of default arising from certain events of bankruptcy, insolvency or reorganization with respect to either Co-Issuer, the Partnership, and certain significant subsidiaries of the Partnership, all outstanding Notes will become due and payable immediately without further action or notice. If any other event of default occurs and is continuing, the Trustee or the holders of at least 25% in principal amount of the then outstanding Notes may declare all the 2026 Secured Notes to be due and payable immediately.
Collateral Agreement
On November 2, 2021, the Co-Issuers, as pledgors and grantors, entered into, in connection with the 2026 Secured Notes Indenture, a Collateral Agreement (Second Lien), with the Partnership, as a pledgor, each subsidiary guarantor listed therein and Regions Bank, as collateral agent (the “Collateral Agreement”). Pursuant to the Collateral Agreement and the 2026 Secured Notes Indenture, the obligations under the 2026 Secured Notes Indenture are (or, subject to post-closing periods for certain types of collateral, will be) generally secured by a second priority lien on and security interest in (subject to permitted liens) the assets of the Partnership, the Co-Issuers and the subsidiary guarantors securing their obligations under the ABL Facility (as described below under “—ABL Facility”).
ABL Facility
Concurrently with the issuance of the 2026 Secured Notes, on November 2, 2021, Summit Holdings, as borrower, entered into a first-lien, senior secured credit agreement, with the Partnership, the subsidiaries party thereto, Bank of America, N.A., as agent, and the several lenders and other agents party thereto, consisting of a $400.0 million asset-based revolving credit facility (the “ABL Facility”), subject to a borrowing base comprised of a percentage of eligible accounts receivable of Summit Holdings and its subsidiaries that guarantee the ABL Facility (collectively, the “ABL Facility Subsidiary Guarantors”) and a percentage of eligible above-ground fixed assets including eligible compression units, processing plants, compression stations and related equipment of Summit Holdings and the ABL Facility Subsidiary Guarantors.
Summit Holdings entered into the ABL Facility pursuant to that certain Loan and Security Agreement (the “ABL Agreement”), dated as of November 2, 2021, by and among Summit Holdings, as borrower, the Partnership, the ABL Facility Subsidiary Guarantors, Bank of America, N.A., as agent, ING Capital LLC, Royal Bank of Canada and Regions Bank, as co-syndication agents, and Bank of America, N.A., ING Capital LLC, RBC Capital Markets and Regions Capital Markets, as joint lead arrangers and joint bookrunners.
The ABL Facility will mature on May 1, 2026; provided that, (a) if the outstanding amount of the 2025 Senior Notes (or any permitted refinancing indebtedness in respect thereof that has a final maturity, scheduled amortization or any other scheduled repayment, mandatory prepayment, mandatory redemption or sinking fund obligation prior to the date that is 120 days after the Termination Date (as defined in the ABL Agreement)) on such date equals or exceeds $50,000,000, then the ABL Facility will mature on December 13, 2024 and (b) if both (i) any amount of the 2025 Senior Notes (or any permitted refinancing indebtedness in respect thereof that has a final maturity, scheduled amortization or any other scheduled repayment, mandatory prepayment, mandatory redemption or sinking fund obligation prior to the date that is 120 days after the Termination Date) is outstanding on such date and (ii) Liquidity (as defined in the ABL Agreement) is less than an amount equal to the sum of the then aggregate outstanding principal amount of the 2025 Senior Notes (or any permitted refinancing indebtedness in respect thereof that has a final maturity, scheduled amortization or any other scheduled repayment, mandatory prepayment, mandatory redemption or sinking fund obligation prior to the date that is 120 days after the Termination Date) plus the Threshold Amount (as defined in the ABL Agreement) on such date, then the ABL Facility will mature on January 14, 2025.
The ABL Facility (together with certain Secured Bank Product Obligations (as defined in the ABL Agreement)) will be jointly and severally guaranteed, on a senior first-priority secured basis (subject to permitted liens), by the Partnership, Summit Holdings and each of the ABL Facility Subsidiary Guarantors.
The ABL Facility restricts, among other things, Summit Holdings’ and its Restricted Subsidiaries’ (as defined in the ABL Agreement) ability and the ability of certain of their subsidiaries to: (i) incur additional debt or issue preferred stock; (ii) make distributions or repurchase equity; (iii) make payments on or redeem junior lien, unsecured or subordinated indebtedness; (iv) create liens or other encumbrances; (v) make investments, loans or other guarantees; (vi) engage in transactions with affiliates; and (viii) make acquisitions or merge or consolidate with another entity. These covenants are subject both to a number of important exceptions and qualifications.
The ABL Facility requires that Summit Holdings not permit (i) the First Lien Net Leverage Ratio (as defined in the ABL Agreement) as of the last day of any fiscal quarter to be greater than 2.50:1.00, or (ii) the Interest Coverage Ratio (as defined in the ABL Agreement) as of the last day of any fiscal quarter to be less than 2.00:1.00.
The ABL Facility contains certain events of default customary for instruments of this type. In the case of an event of default arising from certain events of bankruptcy, insolvency or reorganization with respect to Summit Holdings, all outstanding Obligations (as defined in the ABL Agreement) will become due and payable immediately without further action or notice and all commitments under the ABL Facility will terminate.
Pursuant to the ABL Agreement, the Obligations (as defined in the ABL Agreement) are (or, subject to post-closing periods for certain types of collateral, will be) generally secured by a first priority lien on and security interest in (subject to permitted liens), subject to certain exclusions and limitations set forth in the ABL Agreement, (i) substantially all of the personal property of Summit Holdings and the ABL Facility Subsidiary Guarantors, (ii) all equity interests in Summit Holdings and certain other entities, all debt securities and certain rights related to the foregoing, in each case, owned by the Partnership, (iii) Closing Date Material Gathering Station Real Property and Closing Date Pipeline Material Gathering Station Real Property (each, as defined in the ABL Agreement) and certain other material real property interests (including improvements thereon) of Summit Holdings and the ABL Facility Subsidiary Guarantors as provided in the ABL Agreement and (iv) all proceeds of the foregoing collateral.
Intercreditor Agreement
On November 2, 2021, in connection with the entry into the ABL Facility and issuance of the 2026 Secured Notes, Summit Holdings and the other guarantors party thereto entered into an Intercreditor Agreement (the “Intercreditor Agreement”) with Bank of America, N.A., as first lien representative and collateral agent for the initial first lien claimholders, Regions Bank, as second lien representative for the initial second lien claimholders and collateral agent for the initial second lien claimholders, establishing (i) a first-priority lien (subject to permitted liens) status for the liens on the collateral securing the ABL Facility and any additional first-lien indebtedness and (ii) a junior priority lien (subject to permitted liens) status for the liens on the collateral securing the 2026 Secured Notes and any additional second-lien indebtedness.

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
Our financial results are driven primarily by volume throughput across our gathering systems and by expense management. We generate the majority of our revenues from the gathering, compression, treating and processing services that we provide to our customers. A majority of the volumes that we gather, compress, treat and/or process have a fixed-fee rate structure which enhances the stability of our cash flows by providing a revenue stream that is not subject to direct commodity price risk. We also earn a portion of our revenues from the following activities that directly expose us to fluctuations in commodity prices: (i) the sale of physical natural gas and/or NGLs purchased under percentage-of-proceeds or other processing arrangements with certain of our customers in the Williston Basin, Piceance Basin, and Permian Basin segments, (ii) the sale of natural gas we retain from certain Barnett Shale customers and (iii) the sale of condensate we retain from our gathering services in the Piceance Basin segment. During the three and nine months ended September 30, 2021, these additional activities accounted for approximately 22% and 20% of total revenues, respectively.
We also have indirect exposure to changes in commodity prices and persistently low commodity prices may cause our customers to delay and/or cancel drilling and/or completion activities or temporarily shut-in production, which would reduce the volumes of natural gas and crude oil (and associated volumes of produced water) that we gather. If certain of our customers cancel or delay drilling and/or completion activities or temporarily shut-in production, the associated MVCs, if any, ensure that we will earn a minimum amount of revenue.

The following table presents certain consolidated and reportable segment financial data. For additional information on our reportable segments, see the "Segment Overview for the Three and Nine Months Ended September 30, 2021 and 2020" section included herein.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Net income (loss)	$7,004	$25,629	$(3,744)	$86,112
Reportable segment adjusted EBITDA
Utica Shale	$8,328	$7,453	$26,700	$24,074
Ohio Gathering	6,690	7,129	20,403	22,582
Williston Basin	11,276	11,713	31,707	40,632
DJ Basin	7,446	4,766	17,899	15,016
Permian Basin	559	893	1,729	4,302
Piceance Basin	18,908	21,503	60,266	66,794
Barnett Shale	9,637	7,205	26,542	24,475
Marcellus Shale	5,702	6,022	17,171	16,230

Net cash provided by operating activities	$41,514	$41,436	$127,731	$146,807
Capital expenditures (1)	5,818	7,886	11,780	35,312
Investment in Double E equity method investee (2)	53,166	12,344	102,109	92,072

Net cash distributions to noncontrolling interest SMLP unitholders	$—	$—	$—	$(6,037)
Borrowings under Revolving Credit Facility	—	75,500	—	165,500
Repayments on Revolving Credit Facility	(37,000)	—	(132,000)	(34,000)
Repayment of SMP Holdings Term Loan (3)	—	—	—	(6,300)
Borrowings under Permian Transmission Credit Facility	53,500	—	107,000	—
Open Market Repurchases of Senior Notes	—	(6,137)	—	(82,844)
Tender Offers of Senior Notes	—	(48,712)	—	(48,712)
Proceeds from issuance of Subsidiary Series A Preferred Units, net of issuance costs	—	—	—	48,710
Purchase of common units in GP Buy-In Transaction	—	—	—	(41,778)
(1)See "Liquidity and Capital Resources" herein to the unaudited condensed consolidated financial statements for additional information on capital expenditures.
(2)Inclusive of $0.9 million and $1.2 million of capitalized interest for the three months ended September 30, 2021 and 2020 respectively, and $2.5 million and $1.4 million for the nine months ended September 30, 2021 and 2020 respectively.
(3)SMP Holdings Term Loan was fully extinguished in November 2020.
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
In response to the COVID-19 pandemic, we have modified our business practices, including restricting employee travel, utilizing COVID-19 pandemic tax relief (as allowed by the Consolidated Appropriations Act, 2021, the "ERC Tax Credit"), modifying employee work locations, implementing social distancing and enhancing sanitary measures in our facilities. Our increased reliance on remote access to our information systems increases our exposure to potential cybersecurity breaches. We may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees, customers, partners and suppliers. In addition to the significant reduction in global demand for oil and natural gas caused by the economic effects of the COVID-19 pandemic, we also experienced oil price volatility during 2020, largely due to a macro supply and demand imbalance and actions by members of OPEC and other foreign, oil-exporting countries. This disrupted the oil and natural gas exploration and production industry and other industries that serve exploration and production companies. These industry conditions, coupled with those resulting from the COVID-19 pandemic, could lead to significant global economic contraction generally and in our industry in particular.
We have collaborated extensively with our customer base regarding impacts to their drilling and completion activities in light of the COVID-19 pandemic. Based on results through September 30, 2021 and expectations for the remainder of 2021, we expect our 2021 results to continue to be affected by more moderated drilling and completion activity, relative to historical periods.
Winter Storm Uri. Due to the diverse geographic footprint of our operations outside of Texas, the extreme winter weather event that occurred in February 2021 (“Winter Storm Uri”) did not have a material impact on our aggregate volume throughput during the current period. Some of the steps taken during or prior to Winter Storm Uri to mitigate the storm’s financial impact remain subject to risks, including counterparty financial risk, potential disputed transactions and potential legislative or regulatory action in response to, or litigation arising out of, the unprecedented circumstances of the winter storm, which could affect our future earnings, cash flows and financial condition.
How We Evaluate Our Operations
Each of our reportable segments provides midstream services in a specific geographic area. Our reportable segments reflect the way in which we internally report the financial information used to make decisions and allocate resources in connection with our operations. For additional information see Note 16 - Segment Information.
Our management uses a variety of financial and operational metrics to analyze our consolidated and segment performance. We view these metrics as important factors in evaluating our profitability and determining the amounts of cash distributions to pay to our unitholders. These metrics include:
•throughput volume;
•revenues;
•operation and maintenance expenses; and
•segment adjusted EBITDA.
We review these metrics on a regular basis for consistency and trend analysis. There have been no changes in the composition or characteristics of these metrics during the three and nine months ended September 30, 2021.
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

Results of Operations
Consolidated Overview for the Three and Nine Months Ended September 30, 2021 and 2020
The following table presents certain consolidated financial and operating data.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Revenues:
Gathering services and related fees	$70,924	$71,964	$215,504	$229,667
Natural gas, NGLs and condensate sales	22,121	10,783	59,301	35,246
Other revenues	9,000	7,406	26,599	22,150
Total revenues	102,045	90,153	301,404	287,063
Costs and expenses:
Cost of natural gas and NGLs	21,072	8,632	58,174	22,945
Operation and maintenance	20,781	22,168	54,881	65,131
General and administrative (2)	8,477	10,561	48,414	39,908
Depreciation and amortization	30,992	29,505	87,866	88,801
Transaction costs	1,060	726	1,276	1,944
Gain on asset sales, net	(212)	(104)	(352)	(270)
Long-lived asset impairment	248	—	1,773	4,475
Total costs and expenses	82,418	71,488	252,032	222,934
Other income (expense), net	753	795	(1,532)	644
Loss on ECP Warrants	—	—	(13,634)	—
Interest expense	(15,530)	(19,018)	(44,985)	(64,836)
Gain on early extinguishment of debt	—	24,690	—	78,925
Income (loss) before income taxes and equity method investment income	4,850	25,132	(10,779)	78,862
Income tax benefit (expense)	79	(298)	341	104
Income from equity method investees	2,075	795	6,694	7,146
Net income (loss)	$7,004	$25,629	$(3,744)	$86,112

Volume throughput (1):
Aggregate average daily throughput - natural gas (MMcf/d)	1,333	1,392	1,374	1,354
Aggregate average daily throughput - liquids (Mbbl/d)	63	69	64	81
(1)Exclusive of volume throughput for Ohio Gathering. For additional information, see the "Ohio Gathering" section herein.
(2)Inclusive of a $19.3 million incremental loss contingency accrual during the nine months ended September 30, 2021 related to the 2015 Blacktail Release (See Note 14 - Commitments and Contingencies for additional information).
Volumes – Gas.
Natural gas throughput volumes decreased 59 MMcf/d for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily reflecting:
•a volume throughput decrease of 41 MMcf/d for the Marcellus Shale segment;
•a volume throughput decrease of 40 MMcf/d for the Piceance Basin segment;
•a volume throughput decrease of 10 MMcf/d for the Permian Basin segment;
•a volume throughput decrease of 7 MMcf/d for the Barnett Shale segment; partially offset by

•a volume throughput increase of 44 MMcf/d for the Utica Shale segment.
Natural gas throughput volumes increased 20 MMcf/d for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily reflecting:
•a volume throughput increase of 104 MMcf/d for the Utica Shale segment;
•a volume throughput decrease of 41 MMcf/d for the Piceance Basin segment;
•a volume throughput decrease of 18 MMcf/d for the Barnett Shale segment;
•a volume throughput decrease of 16 MMcf/d for the Marcellus Shale segment; and
•a volume throughput decrease of 5 MMcf/d for the Permian Basin segment.
Volumes – Liquids.
Crude oil and produced water throughput volumes at the Williston segment decreased 6 Mbbl/d and 17 Mbbl/d, respectively, for the three and nine months ended September 30, 2021, compared to the three and nine months ended September 30, 2020, primarily as a result of natural production declines and limited new well connection activity.
For additional information on volumes, see the "Segment Overview for the Three and Nine Months Ended September 30, 2021 and 2020" section herein.
Revenues. Total revenues increased $11.9 million during the three months ended September 30, 2021 compared to the prior year period, comprised of a $11.3 million increase in natural gas, NGLs and condensate sales, a $1.6 million increase in Other Revenue; offset by a $1.0 million decrease in gathering services and related fees.
Gathering Services and Related Fees. Gathering services and related fees decreased $1.0 million compared to the three months ended September 30, 2020.
Gas, NGLs and Condensate Sales. Natural gas, NGLs and condensate revenues increased $11.3 million compared to the three months ended September 30, 2020, primarily reflecting:
•a $7.7 million increase in revenues in the Williston Basin; and
•a $3.1 million increase in revenues in the Permian Basin.
Total revenues increased $14.3 million during the nine months ended September 30, 2021 compared to the prior year period, primarily comprised of a $24.1 million increase in natural gas, NGLs and condensate sales, a $4.4 million increase in Other Revenues; offset by a $14.2 million decrease in gathering services and related fees.
Gathering Services and Related Fees. Gathering services and related fees decreased $14.2 million compared to the nine months ended September 30, 2020, primarily reflecting:
•an $9.1 million decrease in gathering services and related fees in the Williston Basin, primarily due to lower liquids volume throughput and the expiration of a customer’s minimum volume commitment. Lower volumes are primarily associated with natural production declines as well as a lower number of new well connects during the period;
•a $5.6 million decrease in gathering services and related fees in the Piceance Basin related to lower volume throughput due to a lack of drilling and completion activity and natural production declines; and
•a partially offsetting $2.2 million increase in gathering services and related fees in the Utica Shale, primarily as a result of the completion of new wells that were commissioned in March 2021, partially offset by natural production declines on existing wells.
Natural Gas, NGLs and Condensate Sales. Natural gas, NGLs and condensate revenues increased $24.1 million compared to the nine months ended September 30, 2020, reflecting:
•a $20.7 million increase in revenues in the Williston Basin;
•a $7.8 million increase in revenues in the Permian Basin; and
•a $2.1 million increase in revenues in the Piceance Basin; partially offset by
•a $7.0 million decrease in revenues in the Barnett Shale.
Costs and Expenses. Total costs and expenses increased $10.9 million during the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

Total costs and expenses increased $29.1 million during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.
Cost of Natural Gas and NGLs. Cost of natural gas and NGLs increased $12.4 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily driven by an increase in commodity prices.
Cost of natural gas and NGLs increased $35.2 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily driven by an increase in commodity prices.
Operation and Maintenance. Operation and maintenance expense decreased $1.4 million and $10.3 million for the three and nine months ended September 30, 2021, respectively, compared to the three and nine months ended September 30, 2020, primarily due to reduced employee headcount as a result of restructuring activities implemented in the fourth quarter of 2020. The Partnership realized $7.6 million of benefits during the nine months ended September 30, 2021, that are not otherwise expected to occur in 2022 and future periods, as a result of commercial settlements and the ERC Tax Credit.
General and Administrative. General and administrative expense decreased $2.1 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to a decrease in salaries and benefits associated with lower headcount from our workforce restructuring in late 2020 (the "2020 Restructuring Plan") and lower legal expenses.
General and administrative expense increased $8.5 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to a $19.3 million loss contingency accrual related to the 2015 Blacktail Release (see Note 14 - Commitments and Contingencies for additional information), partially offset by the prior period in 2020 reflecting restructuring and deal costs as well as a decrease in salaries and benefits associated with lower headcount from our 2020 Restructuring Plan and other cost-cutting initiatives which were realized in the nine months ended September 30, 2021.
The Partnership realized $1.0 million of ERC Tax Credit benefits during the nine months ended September 30, 2021, that are not otherwise expected to occur in future periods.
Depreciation and Amortization. Depreciation and amortization expense increased $1.5 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020.
Depreciation and amortization expense decreased $0.9 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.
Interest Expense. The decrease in interest expense for the three and nine months ended September 30, 2021, compared to the three and nine months ended September 30, 2020, was primarily due to lower debt balances as a result of our liability management initiatives completed during 2020 which included (i) open market repurchases of our Senior Notes totaling $234.2 million face value, (ii) cash tender offers of our Senior Notes totaling $72.2 million face value, and (iii) the consensual debt discharge and restructuring of all of the principal of the $155.2 million SMPH Term Loan (the "TL Restructuring"). The decrease in interest expense was partially offset by a higher outstanding balance on the Revolving Credit Facility and a higher interest rate on the Revolving Credit Facility.
Gain on Extinguishment of Debt. The decrease of gain on early extinguishment of debt for the nine months ended September 30, 2021 is primarily related to our completion of the open market repurchases and cash tender offers of the 2022 and 2025 Senior Notes in 2020 that were not recurring in 2021.

Segment Overview for the Three and Nine Months Ended September 30, 2021 and 2020
Utica Shale. The Utica Shale reportable segment includes the Summit Utica system. Volume throughput for our Summit Utica system follows.

	Utica Shale
	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Percentage Change	2021	2020	Percentage Change
Average daily throughput (MMcf/d)	396	352	13%	434	330	32%
Volume throughput increased compared to the three and nine month periods ended September 30, 2020, primarily due to the productivity of a 4-well pad that was connected in March 2021, which produced in excess of 180 MMcf/d for several months, partially offset by fewer well connections and natural production declines from existing wells.

Financial data for our Utica Shale reportable segment follows.

	Utica Shale
	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Percentage Change	2021	2020	Percentage Change
	(In thousands)
Revenues:
Gathering services and related fees	$9,170	$8,385	9%	$29,090	$26,885	8%
Total revenues	9,170	8,385	9%	29,090	26,885	8%
Costs and expenses:
Operation and maintenance	778	877	(11%)	2,214	2,575	(14%)
General and administrative	53	50	6%	142	222	(36%)
Depreciation and amortization	1,992	1,918	—	5,847	5,765	—
Gain on asset sales, net	(7)	(9)	*	(7)	(35)	*
Total costs and expenses	2,816	2,836	(1%)	8,196	8,527	(4%)
Add:
Depreciation and amortization	1,992	1,918		5,847	5,765
Adjustments related to capital reimbursement activity	(11)	(5)		(34)	(14)
Gain on asset sales, net	(7)	(9)		(7)	(35)
Segment adjusted EBITDA	$8,328	$7,453	12%	$26,700	$24,074	11%
________
* Not considered meaningful
Three and nine months ended September 30, 2021. Segment adjusted EBITDA increased $0.9 million and $2.6 million, respectively, compared to the three and nine months ended September 30, 2020 primarily as a result of the increased volume throughput described above, partially offset by a higher mix of lower-margin volumes on the system in the three months ended September 30, 2021.

Ohio Gathering. The Ohio Gathering reportable segment includes OGC and OCC. We account for our investment in Ohio Gathering using the equity method and we recognize our proportionate share of earnings or loss in net income on a one-month lag based on the financial information available to us during the reporting period.
Gross volume throughput for Ohio Gathering, based on a one-month lag follows.

	Ohio Gathering
	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Percentage Change	2021	2020	Percentage Change
Average daily throughput (MMcf/d)	503	512	(2)%	525	554	(5)%
Volume throughput for the Ohio Gathering system decreased compared to the three and nine month periods ended September 30, 2020 as a result of fewer well connections and natural production declines of existing wells on the system.
Financial data for our Ohio Gathering reportable segment, based on a one-month lag follows.

	Ohio Gathering
	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Percentage Change	2021	2020	Percentage Change
	(In thousands)
Proportional adjusted EBITDA for equity method investees	$6,690	$7,129	(6%)	$20,403	$22,582	(10%)
Segment adjusted EBITDA	$6,690	$7,129	(6%)	$20,403	$22,582	(10%)
Segment adjusted EBITDA for equity method investees decreased $0.4 million and $2.2 million compared to the three and nine months ended September 30, 2020 primarily as a result of the lower volume throughput described above.

Williston Basin. The Polar and Divide, Bison Midstream and Meadowlark Midstream systems provide our midstream services for the Williston Basin reportable segment. Volume throughput for our Williston Basin reportable segment follows.

	Williston Basin
	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Percentage Change	2021	2020	Percentage Change
Aggregate average daily throughput - natural gas (MMcf/d)	13	14	(7%)	13	14	(7%)
Aggregate average daily throughput - liquids (Mbbl/d)	63	69	(9%)	64	81	(21%)
Natural gas. Natural gas volume throughput decreased compared to the three and nine months ended September 30, 2020, primarily reflecting natural production declines.
Liquids. Liquids volume throughput decreased compared to the three and nine months ended September 30, 2020, primarily associated with natural production declines.
Financial data for our Williston Basin reportable segment follows.

	Williston Basin
	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020	Percentage Change	2021		2020	Percentage Change
	(In thousands)
Revenues:
Gathering services and related fees	$12,894		$10,941	18%	$38,043		$47,145	(19%)
Natural gas, NGLs and condensate sales	12,692		4,958	156%	33,120		12,413	167%
Other revenues	4,620		3,136	47%	13,369		9,054	48%
Total revenues	30,206		19,035	59%	84,532		68,612	23%
Costs and expenses:
Cost of natural gas and NGLs	12,481		2,968	321%	33,354		5,572	499%
Operation and maintenance	5,102		5,658	(10%)	15,509		18,207	(15%)
General and administrative	379		351	8%	1,065		1,381	(23%)
Depreciation and amortization	5,907		6,481	(9%)	17,744		19,463	(9%)
Gain on asset sales, net	(17)		(12)	42%	(32)		(50)	(36%)
Long-lived asset impairment	—		—	*	41		—	*
Total costs and expenses	23,852		15,446	54%	67,681		44,573	52%
Add:
Depreciation and amortization	5,907		6,481		17,744		19,463
Adjustments related to MVC shortfall payments	—		2,125		—		(1,416)
Adjustments related to capital reimbursement activity	(983)		(470)		(2,912)		(1,404)
Gain on asset sales, net	(17)		(12)		(32)		(50)
Long-lived asset impairment	—		—		41		—
Other	15	—	—		15	—	—
Segment adjusted EBITDA	$11,276		$11,713	(4%)	$31,707		$40,632	(22%)
_______
* Not considered meaningful
Three and nine months ended September 30, 2021. Segment adjusted EBITDA decreased $0.4 million and $8.9 million respectively, compared to the three and nine months ended September 30, 2020 primarily due to lower liquids volume throughput on our systems as previously discussed, partially offset by lower operating expenses associated with our 2020 Restructuring Plan and other cost-cutting initiatives and lower general operating expenses.

DJ Basin. The Niobrara G&P systems provide midstream services for the DJ Basin reportable segment. Volume throughput for our DJ Basin reportable segment follows.

	DJ Basin
	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Percentage Change	2021	2020	Percentage Change
Average daily throughput (MMcf/d)	23	27	(15%)	23	26	(12%)
Volume throughput decreased compared to the three and nine months ended September 30, 2020, primarily as a result of natural production declines and a decreased number of wells that were commissioned during 2021.
Financial data for our DJ Basin reportable segment follows.

	DJ Basin
	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Percentage Change	2021	2020	Percentage Change
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$6,180	$6,051	2%	$18,334	$18,134	1%
Natural gas, NGLs and condensate sales	153	17	800%	568	158	259%
Other revenues	644	826	(22%)	3,204	2,853	12%
Total revenues	6,977	6,894	1%	22,106	21,145	5%
Costs and expenses:
Cost of natural gas and NGLs	32	46	*	262	57	*
Operation and maintenance	1,760	2,352	(25%)	5,554	7,222	(23%)
General and administrative	(1,751)	245	(815)%	(82)	468	(118)%
Depreciation and amortization	1,263	1,558	(19)%	4,359	4,587	(5)%
(Gain) loss on asset sales, net	—	—	*	(7)	20	*
Long-lived asset impairment	—	—	*	95	3,692	*
Total costs and expenses	1,304	4,201	—	10,181	16,046	(37%)
Add:
Depreciation and amortization	1,263	1,558		4,359	4,587
Adjustments related to capital reimbursement activity	510	515		1,504	1,618
(Gain) loss on asset sales, net	—	—		(7)	20
Long-lived asset impairment	—	—		95	3,692
Other	—	—		23	—
Segment adjusted EBITDA	$7,446	$4,766	56%	$17,899	$15,016	19%
________
* Not considered meaningful
Three and nine months ended September 30, 2021. Segment adjusted EBITDA increased $2.7 million and $2.9 million respectively, compared to the three and nine months ended September 30, 2020, primarily due to changes in customer volume and revenue mix, together with lower operating expenses associated with our 2020 Restructuring Plan and other cost-cutting initiatives and lower general operating expenses partially offset by lower volumes associated with natural declines. General and administrative expense for the three months ended September 30, 2021 includes a $1.8 million benefit resulting from the settlement of a legal matter.

Permian Basin. The Summit Permian system provides our midstream services for the Permian Basin reportable segment. Volume throughput for our Permian Basin reportable segment follows.

	Permian Basin
	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Percentage Change	2021	2020	Percentage Change
Average daily throughput (MMcf/d)	24	34	(29%)	28	33	(15%)
Volume throughput decreased compared to the three and nine months ended September 30, 2020, primarily as a result of natural production declines from wells previously put in service.
Financial data for our Permian Basin reportable segment follows.

	Permian Basin
	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Percentage Change	2021	2020	Percentage Change
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$1,879	$2,595	(28%)	$6,340	$7,617	(17%)
Natural gas, NGLs and condensate sales	7,925	4,803	65%	21,318	13,537	57%
Other revenues	117	168	(30%)	354	481	(26%)
Total revenues	9,921	7,566	31%	28,012	21,635	29%
Costs and expenses:
Cost of natural gas and NGLs	7,636	4,958	54%	21,818	12,798	70%
Operation and maintenance	1,632	1,658	(2%)	4,151	4,301	(3%)
General and administrative	94	57	65%	329	234	41%
Depreciation and amortization	1,465	1,370	7%	4,398	4,102	7%
Gain on asset sales, net	—	14	*	—	1	*
Long-lived asset impairment	—	—	*	—	182	*
Total costs and expenses	10,827	8,057	34%	30,696	21,618	42%
Add:
Depreciation and amortization	1,465	1,370		4,398	4,102
Gain on asset sales, net	—	14		—	1
Long-lived asset impairment	—	—		—	182
Other	—	—		15	—
Segment adjusted EBITDA	$559	$893	(37)%	$1,729	$4,302	(60)%
________
*Not considered meaningful
Three and nine months ended September 30, 2021. Segment adjusted EBITDA decreased $0.3 million and $2.6 million respectively, compared to the three and nine months ended September 30, 2020, primarily reflecting lower volume throughput across the system largely due to natural production declines, together with an increase in the cost of natural gas and NGLs, partially offset by increased sales of natural gas, NGLs and condensate.

Piceance Basin. The Grand River system provides midstream services for the Piceance Basin reportable segment. Volume throughput for our Piceance Basin reportable segment follows.

	Piceance Basin
	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Percentage Change	2021	2020	Percentage Change
Aggregate average daily throughput (MMcf/d)	321	361	(11%)	329	370	(11%)
Volume throughput decreased compared to the three and nine months ended September 30, 2020, primarily as a result of natural production declines and an absence of new well connects in 2021.
Financial data for our Piceance Basin reportable segment follows.

	Piceance Basin
	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Percentage Change	2021	2020	Percentage Change
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$24,104	$26,576	(9%)	$74,415	$79,987	(7%)
Natural gas, NGLs and condensate sales	1,166	528	121%	4,044	1,932	109%
Other revenues	1,114	1,233	(10)%	3,523	3,394	4%
Total revenues	26,384	28,337	(7%)	81,982	85,313	(4%)
Costs and expenses:
Cost of natural gas and NGLs	923	399	131%	2,739	1,176	133%
Operation and maintenance	5,671	6,073	(7)%	15,980	16,278	(2)%
General and administrative	267	196	36%	910	757	20%
Depreciation and amortization	13,585	11,305	20%	35,216	33,909	4%
(Gain) loss on asset sales, net	(66)	(94)	*	(119)	(190)	*
Long-lived asset impairment	248	—	*	1,218	—	*
Total costs and expenses	20,628	17,879	15%	55,944	51,930	8%
Add:
Depreciation and amortization	13,585	11,305		35,216	33,909
Adjustments related to MVC shortfall payments	—	167		—	557
Adjustments related to capital reimbursement activity	(721)	(333)		(2,552)	(865)
(Gain) loss on asset sales, net	(66)	(94)		(119)	(190)
Long-lived asset impairment	248	—		1,218	—
Other	106	—		465	—
Segment adjusted EBITDA	$18,908	$21,503	(12%)	$60,266	$66,794	(10%)

________
*Not considered meaningful
Three and nine months ended September 30, 2021. Segment adjusted EBITDA decreased $2.6 million and $6.5 million compared to the three and nine months ended September 30, 2020, primarily reflecting a decrease in volume throughput as a result of natural production declines as discussed above.

Barnett Shale. The DFW Midstream system provides our midstream services for the Barnett Shale reportable segment. Volume throughput for our Barnett Shale reportable segment follows.

	Barnett Shale
	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Percentage Change	2021	2020	Percentage Change
Average daily throughput (MMcf/d)	201	208	(3%)	197	215	(8%)
Volume throughput decreased compared to the three and nine months ended September 30, 2020 reflecting natural production declines, partially offset by workovers and recompletions and volumes from new well connections for the three months ended
September 30, 2021.
Financial data for our Barnett Shale reportable segment follows.

	Barnett Shale
	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Percentage Change	2021	2020	Percentage Change
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$10,162	$10,545	(4%)	$29,934	$30,865	(3%)
Natural gas, NGLs and condensate sales	185	477	(61%)	251	7,206	(97%)
Other revenues (1)	1,577	1,399	13%	3,649	4,437	(18%)
Total revenues	11,924	12,421	(4%)	33,834	42,508	(20%)
Costs and expenses:
Cost of natural gas and NGLs	—	261	(100%)	—	3,342	(100%)
Operation and maintenance	1,971	4,810	(59%)	6,287	14,069	(55%)
General and administrative	216	351	(38%)	711	1,242	(43%)
Depreciation and amortization	3,804	3,795	—	11,400	11,380	—
(Gain) loss on asset sales, net	(90)	—	*	(101)	17	*
Long-lived asset impairment	—	—	*	289	4	*
Total costs and expenses	5,901	9,217	(36%)	18,586	30,054	(38%)
Add:
Depreciation and amortization	4,039	4,030		12,103	12,085
Adjustments related to capital reimbursement activity	(335)	(29)		(997)	(85)
(Gain) loss on asset sales, net	(90)	—		(101)	17
Long-lived asset impairment	—	—		289	4
Segment adjusted EBITDA	$9,637	$7,205	34%	$26,542	$24,475	8%
________
*Not considered meaningful
(1)Includes the amortization expense associated with our favorable gas gathering contracts as reported in Other revenues.
Three and nine months ended September 30, 2021. Segment adjusted EBITDA increased $2.4 million and $2.1 million respectively, compared to the three months ended September 30, 2020, primarily as a result of lower operating expenses associated with our 2020 Restructuring Plan together with other cost-cutting initiatives and lower general operating expenses, including lower compression operating costs, partially offset by lower volume throughput.

Marcellus Shale. The Mountaineer Midstream system provides our midstream services for the Marcellus Shale reportable segment. Volume throughput for the Marcellus Shale reportable segment follows.

	Marcellus Shale
	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Percentage Change	2021	2020	Percentage Change
Average daily throughput (MMcf/d)	355	396	(10)%	350	366	(4)%
Volume throughput decreased compared to the three and nine months ended September 30, 2020 primarily due to natural production declines, partially offset by new wells that were commissioned behind our gathering system in April 2021.
Financial data for our Marcellus Shale reportable segment follows.

	Marcellus Shale
	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Percentage Change	2021	2020	Percentage Change
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$6,535	$6,871	(5%)	$19,348	$19,034	2%
Total revenues	6,535	6,871	(5%)	19,348	19,034	2%
Costs and expenses:
Operation and maintenance	741	771	(4%)	1,901	2,517	(24%)
General and administrative	83	69	20%	248	259	(4%)
Depreciation and amortization	2,305	2,298	0%	6,910	6,898	0%
(Gain) loss on asset sales, net	(32)	(8)	*	(86)	(8)	*
Long-lived asset impairment	—	—	*	130	—	*
Total costs and expenses	3,097	3,130	(1%)	9,103	9,666	(6%)
Add:
Depreciation and amortization	2,305	2,298		6,910	6,898
Adjustments related to capital reimbursement activity	(9)	(9)		(28)	(28)
(Gain) loss on asset sales, net	(32)	(8)		(86)	(8)
Long-lived asset impairment	—	—		130	—
Segment adjusted EBITDA	$5,702	$6,022	(5)%	$17,171	$16,230	6%
________
*Not considered meaningful
Three and nine months ended September 30, 2021. Segment adjusted EBITDA decreased $0.3 million compared to the three months ended September 30, 2020, as a result of lower volume throughput discussed above; partially offset by lower operating expenses associated with our 2020 Restructuring Plan and other cost-cutting initiatives and lower general operating expenses.
Segment adjusted EBITDA increased $0.9 million compared to the nine months ended September 30, 2020, primarily as a result of lower operating expenses associated with our 2020 Restructuring Plan and other cost-cutting initiatives and lower general operating expenses.

Corporate and Other Overview for the Three and Nine Months Ended September 30, 2021 and 2020
Corporate and Other represents those results that are not specifically attributable to a reportable segment or that have not been allocated to our reportable segments, including certain general and administrative expense items, natural gas and crude oil marketing services, construction management fees related to the Double E Project, transaction costs, interest expense and gains on early extinguishment of debt.

	Corporate and Other
	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Percentage Change	2021	2020	Percentage Change
	(Dollars in thousands)
Revenues:
Total revenues	$928	$644	44%	$2,500	$1,931	29%
Costs and expenses:
General and administrative (1)	9,135	9,241	(1)%	45,092	35,344	28%
Transaction costs	1,060	726	*	1,277	1,944	*
Interest expense	15,530	19,018	(18)%	44,985	64,836	(31)%
Gain on early extinguishment of debt	—	(24,690)	*	—	(78,925)	*
________
* Not considered meaningful
(1)Inclusive of a $19.3 million incremental loss contingency accrual during the nine months ended September 30, 2021, related to the 2015 Blacktail Release (See Note 14 - Commitments and Contingencies for additional information).
Total Revenues. Total revenues attributable to Corporate and Other was primarily due to construction management fee revenue associated with the Double E Project.
General and Administrative. General and administrative expense increased $9.7 million, compared to the nine months ended September 30, 2020, primarily as a result of a $19.3 million loss contingency accrual related to the 2015 Blacktail Release (see Note 14 - Commitments and Contingencies for additional information), partially offset by increased restructuring and deal costs in the comparative prior year period, as well as a decrease in salaries and benefits associated with lower headcount from our 2020 Restructuring Plan and other cost-cutting initiatives.
Interest Expense. The decrease in interest expense for the three and nine months ended September 30, 2021, compared to the three and nine months ended September 30, 2020, was primarily due to lower debt balances as a result of our liability management initiatives completed during 2020 which included (i) open market repurchases of our Senior Notes totaling $234.2 million face value, (ii) cash tender offers of our Senior Notes totaling $72.2 million face value, and (iii) the consensual debt discharge and restructuring of all of the principal of the $155.2 million SMPH Term Loan (the "TL Restructuring"). The decrease in interest expense was partially offset by a higher outstanding balance and a higher interest rate on the Revolving Credit Facility.
Liquidity and Capital Resources
COVID-19 Impact. We are closely monitoring the continuing impact of the outbreak of COVID-19 on all aspects of our business, including how it will impact our liquidity and capital resources. Considering the COVID-19 pandemic, we have collaborated extensively with our customer base over the past year. We expect 2021 total capital expenditures to range from $20.0 million to $35.0 million.
As we cannot predict the duration or scope of the COVID-19 pandemic and its impact on our customers and suppliers, the potential negative financial impact to our results cannot be reasonably estimated but could be material.
Indebtedness Compliance as of September 30, 2021. As of September 30, 2021, we were in compliance with all covenants contained in the Revolving Credit Facility, the Permian Transmission Credit Facility and the Senior Notes. Our total leverage ratio and first lien leverage ratio (as defined in the Revolving Credit Agreement) were 4.9 to 1.0 and 2.9 to 1.0, respectively, relative to maximum threshold limits of 5.75 to 1.0 and 3.5 to 1.0, for the trailing 12-month period ended September 30, 2021. Given further deterioration of market conditions, decreased drilling activity, the deferral of well completions from customers, limitations on our ability to access the capital markets at a competitive cost to fund our capital expenditures and, on a limited scale, temporary production curtailments, we could have total leverage and first lien leverage ratios in the future that are higher than the levels prescribed in the applicable indebtedness agreements. Adverse developments in our areas of operation could materially adversely impact our financial condition, results of operations and cash flows.
At the reporting date of the Partnership's unaudited interim financial statements for the quarterly period ended June 30, 2021, we concluded that substantial doubt about the Partnership's ability to continue as a going concern existed because of a lack of sufficient available liquidity to repay a Summit Holdings’ obligations under its Revolving Credit Facility.
On November 2, 2021, the Co-Issuers issued $700.0 million of 8.500% Senior Secured Second Lien Notes (“2026 Secured Notes”) and Summit Holdings concurrently entered into a new $400.0 million asset-based revolving credit facility (“ABL Facility”). See Note 17 - Subsequent Events for additional information. A portion of the proceeds from the issuance of the 2026 Secured Notes, together with cash on hand and borrowings under the ABL Facility, were used to repay, in full, the obligations under the Revolving Credit Facility and redeem all of the 2022 Senior Notes and pay the accrued and unpaid interest thereon. We concluded that these actions resolved the substantial doubt that existed at the reporting date of our unaudited interim financial statements for the quarterly period ended June 30, 2021.
Credit Arrangements and Financing Activities
Revolving Credit Facility. As of September 30, 2021, we had a senior secured Revolving Credit Facility that had $1.1 billion of commitments from lenders and was scheduled to mature on May 13, 2022. As of September 30, 2021, the outstanding balance of the Revolving Credit Facility was $725.0 million and the unused portion totaled $351.1 million, after giving effect to the issuance thereunder of $23.9 million of outstanding but undrawn irrevocable standby letters of credit. Based on covenant limits, our available borrowing capacity under the Revolving Credit Facility, as of September 30, 2021, was approximately $170.5 million. There were no defaults or events of default during the three months ended September 30, 2021, and, as of September 30, 2021, we were in compliance with the financial covenants in the Revolving Credit Facility. On November 2, 2021, a portion of the proceeds from the issuance of the 2026 Secured Notes, together with cash on hand and borrowings under the ABL Facility, were used to repay, in full, the obligations under the Revolving Credit Facility.
Permian Transmission Credit Facility. On March 8, 2021, we entered into the Permian Transmission Credit Facility which allows for $175.0 million of senior secured credit facilities, including a $160.0 million term loan facility and a $15.0 million working capital facility. As of September 30, 2021, the outstanding balance of the Permian Transmission Credit Facility was $107.0 million, and the unused portion totaled $66.0 million after giving effect to the issuance of $2.0 million in outstanding but undrawn irrevocable standby letters of credit. There were no defaults or events of default during the three months ended September 30, 2021, and, as of September 30, 2021, we were in compliance with the financial covenants in the Permian Transmission Credit Facility.
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
For additional information on our long-term debt, see Note 10 - Partners’ Capital and Mezzanine Capital.
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

Cash Flows
The components of the net change in cash and cash equivalents were as follows:

	Nine Months Ended September 30,
	2021	2020
	(In thousands)
Net cash provided by operating activities	$127,731	$146,807
Net cash used in investing activities	(105,889)	(124,898)
Net cash provided by (used in) financing activities	(31,125)	(8,535)
Net change in cash, cash equivalents and restricted cash	$(9,283)	$13,374
Operating activities.
Cash flows provided by operating activities for the nine months ended September 30, 2021 primarily reflected:
•net loss of $3.7 million plus adjustments of $124.8 million for non-cash items; and
•$6.6 million increase in working capital accounts.
Cash flows provided by operating activities for the nine months ended September 30, 2020 primarily reflected:
•a $12.5 million increase in accounts receivable related to the timing of invoicing and cash collections;
•    a $5.5 million increase in deferred revenue for cash receipts not yet recognized as revenue;
•    a $10.8 million decrease in accrued expenses primarily due to the timing of accrued payment obligations; and
•     other changes in working capital.
Investing activities.
Cash flows used in investing activities during the nine months ended September 30, 2021 primarily reflected:
•$102.1 million for investments in the Double E joint venture relating to the Double E Project;
•$11.8 million cash outflow for capital expenditures;
•offset by an $8.0 million cash inflow from proceeds for the sale of compressor equipment;
Cash flows used in investing activities during the nine months ended September 30, 2020 primarily reflected:
•$92.1 million for investments in the Double E joint venture relating to the Double E Project; and
•     $35.3 million of capital expenditures primarily attributable to the DJ Basin of $11.3 million, the Williston Basin of $8.4 million and Summit Permian of $6.3 million.
Financing activities.
Cash flows used in financing activities during the nine months ended September 30, 2021 primarily reflected:
•$132.0 million of cash outflow for repayments on the Revolving Credit Facility;
•$5.2 million of cash payments related to debt issuance costs; and
•partially offset by $107.0 million from borrowings under the Permian Transmission Credit Facility.
Cash flows used in financing activities during the nine months ended September 30, 2020 primarily reflected:
•$165.5 million of borrowings under the Revolving Credit Facility;
•$48.7 million of net proceeds from the issuance of Subsidiary Series A Preferred Units;
•$35.0 million of net borrowings under ECP loans;
•$82.8 million for Open Market Repurchases;
•$48.7 million for Tender Offers;
•$41.8 million to purchase common units in the GP Buy-In Transaction;
•$35.0 million for the repayment of ECP loans;

•$34.0 million for repayments under the Revolving Credit Facility;
•$6.3 million for repayments on the SMPH Term Loan; and
•$6.0 million of distributions to noncontrolling interest SMLP unitholders.
Contractual Obligations Update
An update to our indebtedness contractual obligations, giving effect to the refinancing completed in November 2021, follows:

	Total	2022	2023	2024	2025	2026
2026 Secured Notes, due October 2026	$700,000	$—	$—	$—	$—	$700,000
ABL Facility, due May 2026	300,000	—	—	—	—	300,000
2025 Senior Notes, due April 2025	259,463	—	—	—	259,463	—
The amounts above exclude the impact of principal reductions resulting from offers to purchase the 2026 Secured Notes with excess proceeds from asset sales, excess cash flow and upon the occurrence of certain change of control events as outlined in the 2026 Notes. See Note 17 - Subsequent Events for additional information.
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
For the nine months ended September 30, 2021, cash paid for capital expenditures totaled $11.8 million which included $4.3 million of maintenance capital expenditures. For the nine months ended September 30, 2021, there were no contributions to Ohio Gathering and we contributed $102.1 million to Double E, which included $2.5 million of capitalized interest (see Note 5 – Equity Method Investments). We expect 2021 total capital expenditures to range from $20.0 million to $35.0 million.
We rely primarily on internally generated cash flow as well as external financing sources, including commercial bank borrowings and the issuance of debt, equity and preferred equity securities, and proceeds from potential asset divestitures to fund our capital expenditures. We believe that our 2026 Secured Notes, ABL Facility and Permian Transmission Credit Facility, together with internally generated cash flow and access to debt or equity capital markets, will be adequate to finance our operations for the next twelve months without adversely impacting our liquidity.
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
Off-Balance Sheet Arrangements
During the three months ended September 30, 2021, there were no material changes to the off-balance sheet obligations disclosed in our 2020 Annual Report and our June 30, 2021 quarterly report on Form 10-Q.
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
Summarized Balance Sheet Information. Summarized balance sheet information as of September 30, 2021 and December 31, 2020 follow.

	September 30, 2021
	SMLP	Obligor Group
	(In thousands)
Assets
Current assets	$3,270	$80,003
Noncurrent assets	5,275	2,175,601

Liabilities
Current liabilities	$11,109	$52,864
Noncurrent liabilities	1,966	1,296,691

	December 31, 2020
	SMLP	Obligor Group
	(In thousands)
Assets
Current assets	$2,265	$78,304
Noncurrent assets	6,952	2,277,807

Liabilities
Current liabilities	$13,339	$50,192
Noncurrent liabilities	19,987	1,398,872
Summarized Statements of Operations Information. For the purposes of the following summarized statements of operations, we allocate a portion of general and administrative expenses recognized at the SMLP parent to the Obligor Group to reflect what those entities' results would have been had they operated on a stand-alone basis. Summarized statements of operations for the nine months ended September 30, 2021 and for the year ended December 31, 2020 follow.

	Nine Months Ended September 30, 2021
	SMLP	Obligor Group
	(In thousands)
Total revenues	$—	$301,403
Total costs and expenses	22,709	226,546
Income (loss) before income taxes and income from equity method investees	(36,338)	30,333
Income from equity method investees	—	8,489
Net income (loss)	$(35,997)	$38,822

	Year Ended December 31, 2020
	SMLP	Obligor Group
	(In thousands)
Total revenues	$—	$383,473
Total costs and expenses	26,169	302,989
Income (loss) before income taxes and loss from equity method investees	(26,000)	122,108
Income from equity method investees	—	13,073
Net income (loss)	$(26,016)	$135,181
Critical Accounting Estimates
We prepare our financial statements in accordance with GAAP. These principles are established by the FASB. We employ methods, estimates and assumptions based on currently available information when recording transactions resulting from business operations. There have been no changes to our significant accounting policies since December 31, 2020.
Forward-Looking Statements
Investors are cautioned that certain statements contained in this report as well as in periodic press releases and certain oral statements made by our officers and employees during our presentations are “forward-looking” statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements and may contain the words “expect,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “will be,” “will continue,” “will likely result,” and similar expressions, or future conditional verbs such as “may,” “will,” “should,” “would,” and “could.” In addition, any statement concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions taken by us or our subsidiaries are also forward-looking statements. These forward-looking statements involve various risks and uncertainties, including, but not limited to, those described in Part II. Item 1A. Risk Factors included in this report.
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
•the extent and success of our customers' drilling and completion efforts, as well as the quantity of natural gas, crude oil and produced water volumes produced within proximity of our assets;
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
•our ability to comply with the terms of the agreements comprising the Global Settlement, which is still subject to court approval;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our current interest rate risk exposure is largely related to our indebtedness. As of September 30, 2021, we had approximately $493.5 million principal of fixed-rate Senior Notes, $725.0 million outstanding under our variable rate Revolving Credit Facility and $107.0 million outstanding under the variable rate Permian Transmission Credit Facility (see Note 7 - Debt). Subsequent to September 30, 2021, we refinanced our Revolving Credit Facility and 2022 Senior Notes with a combination of fixed and variable rate indebtedness. This includes our new 2026 Secured Notes that are fixed and subject to certain conditions based interest rate escalation terms, and our new ABL Facility which is variable rate indebtedness. See Note 17 - Subsequent Events for additional information.
The borrowings described above that are subject to variable interest rates expose us to the risk of increasing interest rates which could result in higher overall interest cost. While fixed-rate debt mitigates the downside impact of fluctuations in interest rates, future issuances of long-term debt could be impacted by increases in interest rates, which could result in higher overall interest costs.
For additional information, see the "Interest Rate Risk" section included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the 2020 Annual Report and updates to our risk factors included herein.
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
Item 4. Controls and Procedures.
Under the direction of our General Partner's Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of September 30, 2021 and (ii) no change in internal control over financial reporting occurred during the quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On August 4, 2021, the Partnership and several of its subsidiaries entered into agreements to resolve government investigations into the previously disclosed 2015 Blacktail Release, from a pipeline owned and operated by Meadowlark Midstream, which at the time was a wholly owned subsidiary of Summit Investments, (together with Meadowlark, the “Companies”). The Companies have entered into the following agreements to resolve the U.S. federal and North Dakota state governments’ environmental claims against the Companies with respect to the 2015 Blacktail Release: (i) a Consent Decree with (a) the DOJ, on behalf of the U.S. Environmental Protection Agency and the U.S. Department of Interior, and (b) the State of North Dakota, on behalf of the North Dakota Department of Environmental Quality and the North Dakota Game and Fish Department , lodged with the U.S. District Court; (ii) a Plea Agreement with the United States, by and through the U.S. Attorney for the District of North Dakota, and the Environmental Crimes Section of the DOJ; and (iii) a Consent Agreement with the North Dakota Industrial Commission.
The Consent Decree provides for, among other requirements and subject to the conditions therein, (i) payment of total civil penalties and reimbursement of assessment costs of $21.25 million, with the federal portion of penalties payable over up to five years and the state portion of penalties payable over up to six years, with interest accruing at fixed rate of 3.25%; (ii) continuation of remediation efforts at the site of the 2015 Blacktail Release; (iii) other injunctive relief including but not limited to control room management, environmental management system audit, training, and reporting; and (iv) no admission of liability to the U.S. or North Dakota. The Consent Decree was entered by the U.S. District Court on September 28, 2021.
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
Under the Plea Agreement, the Companies agreed to, among other requirements and subject to the conditions therein, (i) enter guilty pleas for one charge of negligent discharge of a harmful quantity of oil and one charge of knowing failure to immediately report a discharge of oil; (ii) sentencing that includes payment of a fine of $15.0 million plus mandatory special assessments over a period of up to five years with interest accruing at the federal statutory rate; (iii) organizational probation for a minimum period of three years from sentencing, which will include payment in full of certain components of the fines and penalty amounts; and (iv) compliance with the remedial measures in the Consent Decree. The U.S. District Court has set a hearing for December 6, 2021 for sentencing. If the Plea Agreement is accepted, approval of the Global Settlement will be complete.
The foregoing description of the Global Settlement and the matters contemplated thereby in this Quarterly Report on Form 10-Q is only a summary and is qualified in its entirety by reference to the governing documents, copies of which are filed as Exhibits 10.1, 10.2 and 10.3 and are incorporated by reference herein.
On September 23, 2021, we entered into an agreement which resolved all disputes and claims in connection with litigation in Case No. 2020CV340 in Denver County District Court, Colorado in Samuel Engineering, Inc. v. Meadowlark Midstream Company, LLC and Summit Midstream Niobrara, LLC. In this matter, the plaintiff was a contractor hired to perform engineering, procurement, and construction services for Summit Niobrara’s gas processing plant located in Weld County, Colorado. The plaintiff sought damages for alleged non-payment for such services. We believe that agreement to resolve the disputes in this matter is not material to us. For additional details on this matter, please see Part I. Item 3 in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2020.

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
After giving effect to the offering of the 2026 Secured Notes and the repayment of the Revolving Credit Facility and the 2022 Senior Notes, our total long-term debt would have been approximately $1,256 million as of September 30, 2021. See Note 7 of the notes to our unaudited consolidated financial statements included in Item 1 of this report for further discussion of our debt obligations. Our existing and future debt services obligations could have significant consequences, including among other things:
•limiting our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes and/or obtaining such financing on favorable terms;
•reducing our funds available for operations, future business opportunities and cash distributions to unitholders by that portion of our cash flow required to make interest payments on our debt;
•increasing our vulnerability to competitive pressures or a downturn in our business or the economy generally; and
•limiting our flexibility in responding to changing business and economic conditions.
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
Our ability to make scheduled payments on, or to refinance, our indebtedness obligations, including the ABL Facility, the 2026 Notes and the 2025 Senior Notes, depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.
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
Our ability to restructure or refinance our indebtedness will depend on the condition of the capital markets, including the market for senior secured or unsecured notes, and our financial condition at the time. Any refinancing of our indebtedness could be at higher interest rates, may require the pledging of collateral and may require us to comply with more onerous covenants than we are currently subject to, which could further restrict our business operations. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on acceptable terms. In the absence of sufficient cash flows and capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. For example, the 2022 maturity date of the Revolving Credit Facility resulted in the reclassification of that long-term indebtedness as current and therefore the inclusion of its outstanding indebtedness balance into the Partnership’s going concern assessment for the quarterly period ended June 30, 2021. By entering into the ABL Facility and issuing the 2026 Secured Notes, we were able to repay the balance due under the Revolving Credit Facility, as a result of which we were able to resolve the substantial doubt that existed at the reporting date of the Partnership’s financial statements for the quarterly period ended June 30, 2021. The 2026 Secured Notes Indenture and the ABL Facility place certain restrictions on our ability to dispose of assets and our use of the proceeds from such dispositions. We may not be able to consummate those dispositions on terms acceptable to it, if at all, and the proceeds of any such dispositions may not be adequate to meet any debt service obligations then due.
Further, if for any reason we are unable to meet our debt service and principal repayment obligations, or if we fail to comply with the financial covenants in the documents governing our debt, we would be in default under the terms of the agreements governing our debt, which would allow our creditors under those agreements to declare all outstanding indebtedness thereunder to be due and payable (which would in turn trigger cross-acceleration or cross-default rights among our other debt agreements), the lenders under the ABL Facility could terminate their commitments to extend credit, and the lenders could foreclose against our assets securing their borrowings and we could be forced into bankruptcy or liquidation. If the amounts outstanding under 2026 Secured Notes or the ABL Facility were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full the amounts owed to our creditors.

Restrictions in the Permian Transmission Credit Facilities, the indenture governing the 2025 Senior Notes, the ABL Facility and the 2026 Secured Notes Indenture could materially adversely affect our business, financial condition and results of operations and our and our ability to satisfy its obligations, including to make cash distributions to unitholders and value of our common units.
We are dependent upon the earnings and cash flows generated by our operations to meet our debt service obligations and to make cash distributions to our unitholders, if any. The operating and financial restrictions and covenants in the Permian Transmission Credit Facilities, the indenture governing the 2025 Senior Notes, the ABL Facility, the 2026 Secured Notes Indenture and any future financing agreements could restrict our ability to finance future operations or capital needs or to expand or pursue our business activities, which may, in turn, limit our ability to satisfy our obligations and make cash distributions to our unitholders. For example, the ABL Facility, the Permian Transmission Credit Facilities, the 2026 Secured Notes Indenture and the indenture governing the 2025 Senior Notes, taken together, restrict our ability to, among other things:
•incur or guarantee certain additional debt;
•make certain cash distributions on or redeem or repurchase certain units;
•make certain investments and acquisitions;
•make certain capital expenditures;
•incur certain liens or permit them to exist;
•enter into certain types of transactions with affiliates;
•enter into sale and lease-back transactions and certain operating leases;
•merge or consolidate with another company or otherwise engage in a change of control transaction; and
•transfer, sell or otherwise dispose of certain assets.
The ABL Facility also contains covenants requiring Summit Holdings to maintain certain financial ratios and meet certain tests. Summit Holdings’ ability to meet those financial ratios and tests can be affected by events beyond its control, and we cannot guarantee that Summit Holdings will meet those ratios and tests.
The provisions of the Permian Transmission Credit Facilities, the indenture governing the 2025 Senior Notes, the ABL Facility and the 2026 Secured Notes Indenture may affect our ability to obtain future financing and pursue attractive business opportunities as well as affect our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of the Permian Transmission Credit Facilities, the indenture governing the 2025 Senior Notes, the ABL Facility and the 2026 Secured Notes Indenture could result in a default or an event of default that could enable our lenders and/or senior noteholders to declare the outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If we were unable to repay the accelerated amounts, the lenders under the ABL Facility could proceed against the collateral granted to them to secure such debt. If the payment of the debt is accelerated, our assets may be insufficient to repay such debt in full, and our unitholders could experience a partial or total loss of their investment. The ABL Facility will also have cross default provisions that apply to any other indebtedness we may have and the indenture governing the 2025 Senior Notes and the 2026 Secured Notes Indenture have cross default provisions that apply to certain other indebtedness. Any of these restrictions in the ABL Facility, the Permian Transmission Credit Facilities, the 2026 Secured Notes Indenture and the indenture governing the 2025 Senior Notes could materially adversely affect our business, financial condition, cash flows and results of operations.
An increase in interest rates will cause our debt service obligations to increase.
Borrowings under the ABL Facility bear interest at a rate equal to prime plus a basis points margin or LIBOR plus a basis points margin, at our option. The interest rate is subject to adjustment based on fluctuations in LIBOR (or successor rates thereto) or the prime rate, as applicable. An increase in the interest rates associated with our floating rate debt would increase our debt service costs and affect our results of operations and cash flow available for payments of our debt obligations. In addition, an increase in interest rates could adversely affect our future ability to obtain financing or materially increase the cost of any additional financing.
Furthermore, the Financial Conduct Authority in the United Kingdom has announced that it will phase out LIBOR as a benchmark for one-week and two-month tenors and that it will cease to publish all other LIBOR tenors on June 30, 2023. The ABL Facility includes a mechanism to automatically amend the ABL Facility to use an alternate rate of interest based on the secured overnight financing rate upon the occurrence of certain events related to the phase-out of LIBOR. Even where we have entered into interest rate swaps or other derivative instruments for purposes of managing our interest rate exposure, our hedging strategies may not be effective as a result of the replacement or phasing out of LIBOR, and we may incur losses as a result. In addition, the overall financial markets may be disrupted as a result of the phase-out or replacement of LIBOR. The potential increase in our interest expense as a result of the phase-out of LIBOR and uncertainty as to the nature of such potential phase-out and alternative reference rates or disruption in the financial market could have an adverse effect on our financial condition, results of operations and cash flows.
A downgrade of our credit rating could impact our liquidity, access to capital and our costs of doing business, and independent third parties determine our credit ratings outside of our control.
Moody’s, S&P and Fitch assign ratings to our senior unsecured credit from time to time. A downgrade of our credit rating could increase our cost of borrowing under our credit facilities, including the ABL Facility, and could require us to post collateral with third parties, including our hedging arrangements, which could negatively impact our available liquidity and increase our cost of debt. If a credit rating downgrade and the resultant cash collateral requirement were to occur at a time when we are experiencing significant working capital requirements or otherwise lacking liquidity, our results of operations, financial condition and cash flows could be adversely affected.
The tax treatment of publicly traded partnerships or an investment in our units could be subject to potential legislative, judicial or administrative changes and differing interpretations of applicable law, possibly on a retroactive basis.
The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. From time to time, the President and members of the U.S. Congress propose and consider substantive changes to the existing federal income tax laws that affect publicly traded partnerships.
Any modification to the U.S. federal income tax laws and interpretations could make it more difficult or impossible to meet the exception for us to be treated as a partnership for U.S. federal income tax purposes. One recent proposal was contained in the Biden Administration’s budget proposal released on May 28, 2021, which would repeal the application of the qualifying income exception to partnerships with income and gains from activities relating to fossil fuels for taxable years beginning after 2026. Additionally, Senate Finance Committee Chair Ron Wyden recently proposed legislation that would repeal the application of the qualifying income exception to all partnerships for taxable years beginning after 2022. We are unable to predict whether any such changes will ultimately be enacted, but it is possible that a change in law could affect us and may, if enacted, be applied retroactively. Any such changes could negatively impact the value of an investment in our units.
Item 5. Other Information.
On November 2, 2021, Summit Midstream Partners, LP, a Delaware limited partnership (the “Partnership”) announced that Summit Midstream Holdings, LLC, a Delaware limited liability company (“Summit Holdings”), and Summit Midstream Finance Corp., a Delaware corporation (together with Summit Holdings, the “Co-Issuers”), which are subsidiaries of the Partnership, issued $700,000,000 aggregate principal amount of 8.500% Senior Secured Second Lien Notes due 2026 at a price of 98.500% of their face value (the “2026 Secured Notes”) to eligible purchasers pursuant to Rule 144A and Regulation S of the Securities Act of 1933, as amended (the “Securities Act”).
Concurrently with the issuance of the 2026 Secured Notes, on November 2, 2021, Summit Holdings , as borrower, entered into a first-lien, senior secured credit agreement, with the Partnership, the subsidiaries party thereto, Bank of America, N.A., as agent and the several lenders and other agents party thereto, consisting of a $400.0 million asset-based revolving credit facility (the “ABL Facility”), subject to a borrowing base comprised of a percentage of eligible accounts receivable of Summit Holdings and its subsidiaries that guarantee the ABL Facility (collectively, the “ABL Facility Subsidiary Guarantors”) and a percentage of eligible above-ground fixed assets including eligible compression units, processing plants, compression stations and related equipment of Summit Holdings and the ABL Facility Subsidiary Guarantors.
The Partnership used the net proceeds from the 2026 Secured Notes, together with cash on hand and borrowings under the ABL Facility, to, among other things, repay in full all of Summit Holdings’ obligations under the Third Amended and Restated Credit Agreement, dated as of May 26, 2017 (as amended or otherwise modified from time to time), among Summit Holdings, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent and collateral agent (the “Revolving Credit Facility”). In connection with the issuance of the 2026 Secured Notes, the entry into the ABL Facility and the repayment in full of all of Summit Holdings’ obligations of the Revolving Credit Facility, Summit Holdings terminated the Revolving Credit Facility. Additionally, as previously announced, the Co-Issuers delivered a notice of conditional redemption to redeem all of the 5.50% Senior Notes due 2022 (the “2022 Senior Notes”) at a redemption price equal to 100.0% of the principal amount of the 2022 Senior Notes, plus accrued and unpaid interest on November 12, 2021. The indenture governing the 2022 Senior Notes was satisfied and discharged as of November 2, 2021 upon the deposit of the proceeds from the issuance of the 2026 Secured Notes and other funds sufficient to redeem the 2022 Senior Notes on the redemption date.
2026 Secured Notes Indenture

The Co-Issuers issued the 2026 Secured Notes pursuant to an indenture (the “2026 Secured Notes Indenture”), dated as of November 2, 2021, by and among the Co-Issuers, the Partnership, any other Restricted Subsidiary (as defined in the 2026 Secured Notes Indenture) of the Partnership that provides a Notes Guarantee (as defined in the 2026 Secured Notes Indenture) and Regions Bank, as trustee (the “Trustee”) and collateral agent, setting forth specific terms applicable to the 2026 Secured Notes. The 2026 Secured Notes will mature on October 15, 2026; provided that, if the outstanding amount of 2025 Senior Notes (or any refinancing indebtedness in respect thereof that has a final maturity on or prior to the date that is 91 days after the Initial Maturity Date (as defined in the 2026 Secured Notes Indenture)) is greater than or equal to $50.0 million on January 14, 2025, which is 91 days prior to the scheduled maturity date of the 2025 Senior Notes, then the 2026 Secured Notes will mature on January 14, 2025. The 2026 Secured Notes will pay interest semi-annually on April 15 and October 15 of each year, commencing on April 15, 2022, and will be jointly and severally guaranteed, on a senior second-priority secured basis (subject to permitted liens), by the Partnership and each restricted subsidiary of the Partnership (other than the Co-Issuers) that is an obligor under the ABL Facility, or under the 2025 Senior Notes.
At any time prior to October 15, 2023, the Co-Issuers may on any one or more occasions redeem up to 35% of the aggregate principal amount of the 2026 Secured Notes (including any additional notes) issued under the 2026 Secured Notes Indenture at a redemption price of 108.500% of the principal amount of the 2026 Secured Notes, plus accrued and unpaid interest, if any, to, but not including, the redemption date, in an amount not greater than the net cash proceeds of certain equity offerings by the Partnership, provided that: (i) at least 65% of the initial aggregate principal amount of the 2026 Secured Notes (including any additional notes) remains outstanding immediately after the occurrence of such redemption (excluding notes held by the Partnership and its subsidiaries); and (ii) the redemption occurs within 180 days of the date of the closing of each such equity offering by the Partnership. On and after October 15, 2023, the Co-Issuers may redeem all or part of the 2026 Secured Notes at redemption prices (expressed as percentages of principal amount) equal to: (a) 104.250% for the twelve-month period beginning October 15, 2023; (b) 102.125% for the twelve-month period beginning October 15, 2024; and (c) 100.000% for the twelve-month period beginning on October 15, 2025 and at any time thereafter, in each case plus accrued and unpaid interest, if any, to, but not including, the redemption date. In certain circumstances, the Co-Issuers will be required to offer to purchase the 2026 Secured Notes with excess proceeds from asset sales, excess cash flow and upon the occurrence of certain change of control events.
The 2026 Secured Notes Indenture restricts the Partnership’s and its Restricted Subsidiaries’ ability and the ability of certain of their subsidiaries to: (i) incur additional debt or issue preferred stock; (ii) make distributions, repurchase equity or redeem junior lien, unsecured or subordinated debt; (iii) make payments on junior lien, unsecured or subordinated indebtedness; (iv) create liens or other encumbrances; (v) make investments, loans or other guarantees; (vi) engage in transactions with affiliates; and (viii) make acquisitions or merge or consolidate with another entity. These covenants are subject both to a number of important exceptions and qualifications. At any time when the 2026 Secured Notes are rated investment grade by at least two of Moody’s Investors Service, Inc., Standard & Poor’s Ratings Services or Fitch Ratings, Inc., no default under the 2026 Secured Notes Indenture has occurred and is continuing, many of these covenants will terminate.
The 2026 Secured Notes Indenture contains certain events of default customary for instruments of this type.
In the case of an event of default arising from certain events of bankruptcy, insolvency or reorganization with respect to either Co-Issuer, the Partnership, and certain significant subsidiaries of the Partnership, all outstanding Notes will become due and payable immediately without further action or notice. If any other event of default occurs and is continuing, the Trustee or the holders of at least 25% in principal amount of the then outstanding Notes may declare all the 2026 Secured Notes to be due and payable immediately.
The foregoing description of the 2026 Secured Notes Indenture does not purport to be complete and is qualified in its entirety by reference to the 2026 Secured Notes Indenture, a copy of which is filed as Exhibit 4.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.
Collateral Agreement
On November 2, 2021, the Co-Issuers, as pledgors and grantors, entered into, in connection with the 2026 Secured Notes Indenture, a Collateral Agreement (Second Lien), with the Partnership, as a pledgor, each subsidiary guarantor listed therein and Regions Bank, as collateral agent (the “Collateral Agreement”). Pursuant to the Collateral Agreement and the 2026 Secured Notes Indenture, the obligations under the 2026 Secured Notes Indenture are (or, subject to post-closing periods for certain types of collateral, will be) generally secured by a second priority lien on and security interest in (subject to permitted liens) the assets of the Partnership, the Co-Issuers and the subsidiary guarantors securing their obligations under the ABL Facility (as described below under “—ABL Facility”).
The foregoing description of the Collateral Agreement does not purport to be complete and is qualified in its entirety by reference to the Collateral Agreement, a copy of which is filed as Exhibit 10.4 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ABL Facility
Summit Holdings entered into the ABL Facility pursuant to that certain Loan and Security Agreement (the “ABL Agreement”), dated as of November 2, 2021, by and among Summit Holdings, as borrower, the Partnership, the ABL Facility Subsidiary Guarantors, Bank of America, N.A., as agent, ING Capital LLC, Royal Bank of Canada and Regions Bank, as co-syndication agents, and Bank of America, N.A., ING Capital LLC, RBC Capital Markets and Regions Capital Markets, as joint lead arrangers and joint bookrunners.
The ABL Facility will mature on May 1, 2026; provided that, (a) if the outstanding amount of the 2025 Senior Notes (or any permitted refinancing indebtedness in respect thereof that has a final maturity, scheduled amortization or any other scheduled repayment, mandatory prepayment, mandatory redemption or sinking fund obligation prior to the date that is 120 days after the Termination Date (as defined in the ABL Agreement)) on such date equals or exceeds $50,000,000, then the ABL Facility will mature on December 13, 2024 and (b) if both (i) any amount of the 2025 Senior Notes (or any permitted refinancing indebtedness in respect thereof that has a final maturity, scheduled amortization or any other scheduled repayment, mandatory prepayment, mandatory redemption or sinking fund obligation prior to the date that is 120 days after the Termination Date) is outstanding on such date and (ii) Liquidity (as defined in the ABL Agreement) is less than an amount equal to the sum of the then aggregate outstanding principal amount of the 2025 Senior Notes (or any permitted refinancing indebtedness in respect thereof that has a final maturity, scheduled amortization or any other scheduled repayment, mandatory prepayment, mandatory redemption or sinking fund obligation prior to the date that is 120 days after the Termination Date) plus the Threshold Amount (as defined in the ABL Agreement) on such date, then the ABL Facility will mature on January 14, 2025.
The ABL Facility (together with certain Secured Bank Product Obligations (as defined in the ABL Agreement)) will be jointly and severally guaranteed, on a senior first-priority secured basis (subject to permitted liens), by the Partnership, Summit Holdings and each of the ABL Facility Subsidiary Guarantors.
The ABL Facility restricts, among other things, Summit Holdings’ and its Restricted Subsidiaries’ (as defined in the ABL Agreement) ability and the ability of certain of their subsidiaries to: (i) incur additional debt or issue preferred stock; (ii) make distributions or repurchase equity; (iii) make payments on or redeem junior lien, unsecured or subordinated indebtedness; (iv) create liens or other encumbrances; (v) make investments, loans or other guarantees; (vi) engage in transactions with affiliates; and (viii) make acquisitions or merge or consolidate with another entity. These covenants are subject both to a number of important exceptions and qualifications.
The ABL Facility requires that Summit Holdings not permit (i) the First Lien Net Leverage Ratio (as defined in the ABL Agreement) as of the last day of any fiscal quarter to be greater than 2.50:1.00, or (ii) the Interest Coverage Ratio (as defined in the ABL Agreement) as of the last day of any fiscal quarter to be less than 2.00:1.00.
The ABL Facility contains certain events of default customary for instruments of this type. In the case of an event of default arising from certain events of bankruptcy, insolvency or reorganization with respect to Summit Holdings, all outstanding Obligations (as defined in the ABL Agreement) will become due and payable immediately without further action or notice and all commitments under the ABL Facility will terminate.
Pursuant to the ABL Agreement, the Obligations (as defined in the ABL Agreement) are (or, subject to post-closing periods for certain types of collateral, will be) generally secured by a first priority lien on and security interest in (subject to permitted liens), subject to certain exclusions and limitations set forth in the ABL Agreement, (i) substantially all of the personal property of Summit Holdings and the ABL Facility Subsidiary Guarantors, (ii) all equity interests in Summit Holdings and certain other entities, all debt securities and certain rights related to the foregoing, in each case, owned by the Partnership, (iii) Closing Date Material Gathering Station Real Property and Closing Date Pipeline Material Gathering Station Real Property (each, as defined in the ABL Agreement) and certain other material real property interests (including improvements thereon) of Summit Holdings and the ABL Facility Subsidiary Guarantors as provided in the ABL Agreement and (iv) all proceeds of the foregoing collateral.
The foregoing description of the ABL Agreement does not purport to be complete and is qualified in its entirety by reference to the ABL Agreement, a copy of which is filed as Exhibit 10.5 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.
Intercreditor Agreement
On November 2, 2021, in connection with the entry into the ABL Facility and issuance of the 2026 Secured Notes, Summit Holdings and the other guarantors party thereto entered into an Intercreditor Agreement (the “Intercreditor Agreement”) with Bank of American, N.A., as first lien representative and collateral agent for the initial first lien claimholders, Regions Bank, as second lien representative for the initial second lien claimholders and collateral agent for the initial second lien claimholders, establishing (i) a first-priority lien (subject to permitted liens) status for the liens on the collateral securing the ABL Facility and any additional first-lien indebtedness and (ii) a junior priority lien (subject to permitted liens) status for the liens on the collateral securing the 2026 Secured Notes and any additional second-lien indebtedness.
The foregoing description of the Intercreditor Agreement does not purport to be complete and is qualified in its entirety by reference to the Intercreditor Agreement, a copy of which is filed as Exhibit 10.6 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.
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

3.4		Certificate of Formation of Summit Midstream GP, LLC (Incorporated herein by reference to Exhibit 3.4 to SMLP's Form S-1 Registration Statement dated August 21, 2012 (Commission File No. 333-183466))
4.1	+**
Indenture, dated as of November 2, 2021, by and among Summit Midstream Holdings, LLC, Summit Midstream Finance Corp., the Guarantors party thereto and Regions Bank, as trustee (including form of the 8.500% Senior Secured Second Lien Notes due 2026)

10.1
Joint Factual Statement (Incorporated herein by reference to Exhibit 10.1 to SMLP’s Quarterly Report on Form 10-Q for the three months ended June 30, 2021 filed August 9, 2021 (Commission File No. 333-183466))

10.2
Criminal Plea Agreement (Incorporated herein by reference to Exhibit 10.2 to SMLP’s Quarterly Report on Form 10-Q for the three months ended June 30, 2021 filed August 9, 2021 (Commission File No. 333-183466))

10.3		Consent Decree (Incorporated herein by reference to Exhibit 10.3 to SMLP’s Quarterly Report on Form 10-Q for the three months ended June 30, 2021 filed August 9, 2021 (Commission File No. 333-183466))
10.4	+
Collateral Agreement, dated as of November 2, 2021, by and among Summit Midstream Partners, LP, as a pledgor, Summit Midstream Holdings, LLC and Summit Midstream Finance Corp., as pledgors and grantors, the Subsidiary Guarantors party therein, and Regions Bank, as collateral agent

10.5	+
Loan and Security Agreement, dated as November 2, 2021, among Summit Midstream Holdings, as borrower, Summit Midstream Partners, LP and certain subsidiaries from time to time party thereto, as guarantors, Bank of America, N.A., as agent, ING Capital LLC, Royal Bank of Canada and Regions Bank, as co-syndication agents, joint lead arrangers and joint bookrunners

10.6	+**
Intercreditor Agreement, dated as of November 2, 2021, by and among Bank of American, N.A., as first lien representative and collateral agent for the initial first lien claimholders, Regions Bank, as second lien representative for the initial second lien claimholders and as collateral agent for the initial second lien claimholders, acknowledged and agreed to by Summit Midstream Holdings, LLC and the other grantors referred to therein

22.1
Summit Midstream Partners, LP Subsidiary Issuers and Guarantors of Registered Securities (Incorporated herein by reference to Exhibit 22.1 to SMLP's Report on Form 10-Q filed May 8, 2020 (Commission File No. 001-35666)

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
** Certain portions of this exhibit have been omitted pursuant to 601(b)(10) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Summit Midstream Partners, LP
(Registrant)

By: Summit Midstream GP, LLC (its General Partner)

November 4, 2021	/s/ MARC D. STRATTON
Marc D. Stratton, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)