Form 10-Q
period 2022-03-31
Summit Midstream Partners, LP
filed 2022-05-05
CIK 1549922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	As of April 29, 2022
Common Units	10,165,987 units

COMMONLY USED OR DEFINED TERMS

2015 Blacktail Release	a 2015 rupture of our four-inch produced water gathering pipeline near Williston, North Dakota
2022 Senior Notes	Summit Holdings' and Finance Corp.’s 5.5% senior unsecured notes due August 2022
2025 Senior Notes	Summit Holdings' and Finance Corp.’s 5.75% senior unsecured notes due April 2025
2026 Secured Notes	Summit Holdings' and Finance Corp.’s 8.500% senior secured second lien notes due 2026
ABL Facility	the asset-based lending credit facility governed by the ABL Agreement
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
Double E Pipeline
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

NYSE	New York Stock Exchange
Ohio Gathering	Ohio Gathering Company, L.L.C. and Ohio Condensate Company, L.L.C.
OpCo	Summit Midstream OpCo, LP
play	a proven geological formation that contains commercial amounts of hydrocarbons
Permian Finance	Summit Midstream Permian Finance, LLC
Permian Holdco	Summit Permian Transmission Holdco, LLC
Permian Term Loan Facility
the term loan governed by the Credit Agreement, dated as of March 8, 2021, among Summit Permian Transmission, LLC, as borrower, MUFG Bank Ltd., as administrative agent, Mizuho Bank (USA), as collateral agent, ING Capital LLC, Mizuho Bank, Ltd. and MUFG Union Bank, N.A., as L/C issuers, coordinating lead arrangers and joint bookrunners, and the lenders from time to time party thereto

Permian Transmission Credit Facilities
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
payments, (v) adjustments related to capital reimbursement activity, (vi) unit-
based and noncash compensation, (vii) impairments and (viii) other noncash expenses or losses, less other noncash income or gains

Senior Notes	The 2025 Senior Notes and the 2026 Secured Notes, collectively
Series A Preferred Units	Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units
shortfall payment	the payment received from a counterparty when its volume throughput does not meet its MVC for the applicable period
SMLP	Summit Midstream Partners, LP
SMLP LTIP	SMLP Long-Term Incentive Plan
SMP Holdings	Summit Midstream Partners Holdings, LLC, also known as SMPH
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(In thousands, except per-unit amounts)
ASSETS
Cash and cash equivalents	$8,559	$7,349
Restricted cash	3,921	12,223
Accounts receivable	59,209	62,121
Other current assets	4,771	5,676
Total current assets	76,460	87,369
Property, plant and equipment, net	1,706,146	1,726,082
Intangible assets, net	167,649	172,927
Investment in equity method investees	525,387	523,196
Other noncurrent assets	19,138	12,888
TOTAL ASSETS	$2,494,780	$2,522,462

LIABILITIES AND CAPITAL
Trade accounts payable	$13,546	$10,498
Accrued expenses	15,859	14,462
Deferred revenue	9,999	10,374
Ad valorem taxes payable	2,847	8,570
Accrued compensation and employee benefits	6,040	11,019
Accrued interest	31,359	12,737
Accrued environmental remediation	2,340	3,068
Current portion of long-term debt	6,072	—
Other current liabilities	6,559	8,509
Total current liabilities	94,621	79,237
Long-term debt	1,315,495	1,355,072
Noncurrent deferred revenue	41,575	42,570
Noncurrent accrued environmental remediation	2,362	2,538
Other noncurrent liabilities	31,568	32,357
Total liabilities	1,485,621	1,511,774
Commitments and contingencies (Note 13)

Mezzanine Capital
Subsidiary Series A Preferred Units (93,039 and 91,439 units issued and outstanding at March 31, 2022 and December 31, 2021, respectively)	112,038	106,325

Partners' Capital
Series A Preferred Units (65,508 and 143,447 units issued and outstanding at March 31, 2022 and December 31, 2021, respectively)	79,402	169,769
Common limited partner capital (10,165,980 and 7,169,834 units issued and outstanding at March 31, 2022 and December 31, 2021, respectively)	817,719	734,594
Total partners' capital	897,121	904,363
TOTAL LIABILITIES AND CAPITAL	$2,494,780	$2,522,462
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2022	2021
	(In thousands, except per-unit amounts)
Revenues:
Gathering services and related fees	$64,020	$70,348
Natural gas, NGLs and condensate sales	22,458	20,763
Other revenues	9,648	8,207
Total revenues	96,126	99,318
Costs and expenses:
Cost of natural gas and NGLs	22,251	20,476
Operation and maintenance	17,062	16,593
General and administrative	12,960	10,344
Depreciation and amortization	30,445	28,511
Transaction costs	246	—
(Gain) loss on asset sales, net	3	(136)
Long-lived asset impairments	14	1,492
Total costs and expenses	82,981	77,280
Other income, net	—	55
Gain (loss) on interest rate swaps	7,028	(6)
Loss on ECP Warrants	—	(1,475)
Interest expense	(24,163)	(13,953)
Income (loss) before income taxes and equity method investment income	(3,990)	6,659
Income tax (expense) benefit	(50)	14
Income from equity method investees	4,035	2,315
Net income (loss)	$(5)	$8,988
Net income attributable to Subsidiary Series A Preferred Units	(5,713)	(3,932)
Net income attributable to Summit Midstream Partners, LP	$(5,718)	$5,056
Less: net income attributable to Series A Preferred Units	(2,220)	(4,287)
Add: deemed contribution from Preferred Exchange Offer	20,974	—
Net income attributable to common limited partners	$13,036	$769
Net income per limited partner unit:
Common unit – basic	$1.35	$0.13
Common unit – diluted	$1.32	$0.12

Weighted-average limited partner units outstanding:
Common units – basic	9,670	6,125
Common units – diluted	9,892	6,260
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

	Partners' Capital
	Series A Preferred Units	Partners' Capital	Total
	(In thousands)
Partners' capital, January 1, 2022	$169,769	$734,594	$904,363
Net income (loss)	2,220	(7,938)	(5,718)
Unit-based compensation	—	1,690	1,690
Tax withholdings and associated payments on vested SMLP LTIP awards	—	(562)	(562)
Tax withholdings on Series A Preferred Unit Exchange	—	(2,652)	(2,652)
Effect of Preferred Exchange Offer, inclusive of a $20.9 million deemed contribution to common unit holders (Note 9)	(92,587)	92,587	—
Partners' capital, March 31, 2022	$79,402	$817,719	$897,121

	Partners' Capital
	Series A Preferred Units	Partners' Capital	Total
	(In thousands)
Partners' capital, January 1, 2021	$174,425	$748,466	$922,891
Net income	4,287	769	5,056
Unit-based compensation	—	1,967	1,967
Tax withholdings and associated payments on vested SMLP LTIP awards	—	(1,274)	(1,274)
Partners' capital, March 31, 2021	$178,712	$749,928	$928,640
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(5)	$8,988
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	30,679	28,746
Noncash lease expense	279	289
Amortization of debt issuance costs	2,234	1,717
Unit-based and noncash compensation	1,690	1,967
Income from equity method investees	(4,035)	(2,315)
Distributions from equity method investees	10,224	6,268
Gain on asset sales, net	3	(136)
Loss on ECP Warrants and other	—	1,475
Gain (loss) on interest rate swaps, unsettled	(7,504)	6
Long-lived asset impairment	14	1,492
Changes in operating assets and liabilities:
Accounts receivable	2,912	7,592
Trade accounts payable	4,467	4,544
Accrued expenses	1,379	(1,546)
Deferred revenue, net	(1,369)	(576)
Ad valorem taxes payable	(5,723)	(1,497)
Accrued interest	18,622	504
Accrued environmental remediation, net	(904)	324
Other, net	(6,917)	(6,412)
Net cash provided by operating activities	46,046	51,430
Cash flows from investing activities:
Capital expenditures	(8,703)	(2,610)
Proceeds from asset sale	1,850	8,000
Investment in Double E equity method investee	(8,444)	(5,619)
Net cash used in investing activities	(15,297)	(229)
Cash flows from financing activities:
Repayments on Revolving Credit Facility	—	(55,000)
Borrowings under Permian Transmission Credit Facility	—	17,500
Repayments on Permian Transmission Term Loan	(1,095)	—
Repayments on ABL Facility	(34,000)	—
Debt issuance costs	—	(4,909)
Proceeds from asset sale	—	143
Other, net	(2,746)	(179)
Net cash used in financing activities	(37,841)	(42,445)
Net change in cash, cash equivalents and restricted cash	(7,092)	8,756
Cash, cash equivalents and restricted cash, beginning of period	19,572	15,544
Cash, cash equivalents and restricted cash, end of period	$12,480	$24,300
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
Presentation and Consolidation. The Partnership prepares its condensed consolidated financial statements in accordance with GAAP as established by the FASB and pursuant to the rules and regulations of the SEC pertaining to interim financial information. The unaudited condensed consolidated financial statements contained in this report include all normal and recurring material adjustments that, in the opinion of management, are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented herein. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and related notes that are included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2021.
The Partnership makes estimates and assumptions that affect the reported amounts of assets and liabilities at the balance sheet dates, including fair value measurements, the reported amounts of revenues and expenses and the disclosure of commitments and contingencies. Although management believes these estimates are reasonable, actual results could differ from its estimates.
The unaudited condensed consolidated financial statements contained in this report include the assets, liabilities and results of operations of SMLP and its subsidiaries. All intercompany transactions among the consolidated entities have been eliminated in consolidation. Comprehensive income or loss is the same as net income or loss for all periods presented.
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
Given the dynamic nature of the COVID-19 pandemic and related market conditions, the Partnership cannot reasonably estimate the period of time that these events will persist or the full extent of the impact they will have on its business. The full extent to which the Partnership’s operations continue to be impacted by the COVID-19 pandemic will depend largely on future developments, which remain highly uncertain and cannot be accurately predicted. While many of the restrictions and measures initially implemented during 2020 have since been softened or lifted in varying degrees in different locations around the world, and the manufacture and distribution of COVID-19 vaccines during 2021 helped to initiate a recovery from the pandemic, the uncertainty regarding new potential variants of COVID-19 and the success of any vaccines in respect thereof, may in the future cause a reduction in global economic activity or prompt the re-imposition of certain restrictions and measures. In addition, even if not required by governmental authorities, increases in COVID-19 cases, such as if a new variant emerges, may result in significantly reduced economic activity, particularly in affected areas, which could result in a sharp reduction in the demand for oil and a decline in oil prices as occurred during 2020.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ISSUED ACCOUNTING STANDARDS APPLICABLE TO THE PARTNERSHIP
There have been no changes to the Partnership’s significant accounting policies since December 31, 2021.
New accounting standards not yet implemented.
ASU No. 2020-6 Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815–40) (“ASU 2020-6”). ASU 2020-6 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in GAAP. The ASU’s amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Partnership is currently evaluating the provisions of ASU 2020-6 to determine its impact on the Partnership’s consolidated financial statements and disclosures.
ASU No. 2020-4 Reference Rate Reform (“ASU 2020-4”). ASU 2020-4 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform on financial reporting. The amendments in ASU 2020-4 are effective as of March 12, 2020 through December 31, 2022. The Partnership does not expect the provisions of ASU 2020-4 will have a material impact on its consolidated financial statements and disclosures.
3. REVENUE
The following table presents estimated revenue expected to be recognized during the remainder of 2022 and over the remaining contract period related to performance obligations that are unsatisfied and are comprised of estimated minimum volume commitments.

	2022	2023	2024	2025	2026	Thereafter

Gathering services and related fees	$61,535	$63,214	$52,412	$35,805	$21,024	$—
Revenue by Category. In the following tables, revenue is disaggregated by geographic area and major products and services. For more detailed information about reportable segments, see Note 14 – Segment Information.

	Three Months Ended March 31, 2022
	Gathering services and related fees	Natural gas, NGLs and condensate sales	Other revenues	Total
	(In thousands)
Reportable Segments:
Northeast	$14,636	$—	$—	$14,636
Rockies	17,789	13,659	5,157	36,605
Permian	1,847	6,867	1,019	9,733
Piceance	20,071	1,895	1,275	23,241
Barnett	9,677	—	2,063	11,740
Total reportable segments	64,020	22,421	9,514	95,955
Corporate and other	—	37	134	171
Total	$64,020	$22,458	$9,648	$96,126

	Three Months Ended March 31, 2021
	Gathering services and related fees	Natural gas, NGLs and condensate sales	Other revenues	Total
	(In thousands)
Reportable Segments:
Northeast	$14,773	$—	$—	$14,773
Rockies	18,896	12,337	5,210	36,443
Permian	2,199	6,518	759	9,476
Piceance	24,784	1,853	1,177	27,814
Barnett	9,696	55	1,061	10,812
Total reportable segments	70,348	20,763	8,207	99,318
Corporate and other	—	—	—	—
Total	$70,348	$20,763	$8,207	$99,318

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

Total
(In thousands)
Contract assets, beginning balance December 31, 2021	$10,327
Additions	2,247
Transfers out	(8,580)
Contract assets, ending balance March 31, 2022	$3,994
As of March 31, 2022, receivables with customers totaled $53.6 million and contract assets totaled $4.0 million and are included in the accounts receivable caption on the unaudited condensed consolidated balance sheets.
As of December 31, 2021, receivables with customers totaled $50.5 million and contract assets totaled $10.3 million and are included in the accounts receivable caption on the unaudited condensed consolidated balance sheets.
Contract liabilities (deferred revenue) relate to the advance consideration received from customers primarily for contributions in aid of construction. The Partnership recognizes contract liabilities under these arrangements in revenue over the contract period. See Note 6 – Deferred Revenue for additional details.
4. PROPERTY, PLANT AND EQUIPMENT
Details on the Partnership’s property, plant and equipment follow.

	March 31, 2022	December 31, 2021
	(In thousands)
Gathering and processing systems and related equipment	$2,231,472	$2,225,267
Construction in progress	46,166	49,082
Land and line fill	10,748	10,644
Other	52,581	51,863
Total	2,340,967	2,336,856
Less: accumulated depreciation	(634,821)	(610,774)
Property, plant and equipment, net	$1,706,146	$1,726,082
Depreciation expense and capitalized interest for the Partnership follow.

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Depreciation expense	$24,048	$21,466
Capitalized interest	333	1,060
5. EQUITY METHOD INVESTMENTS
The Partnership has equity method investments in Double E and Ohio Gathering, the balances of which are included in the Investment in equity method investees caption on the unaudited condensed consolidated balance sheets. Details of the Partnership’s equity method investments follow.

	March 31, 2022	December 31, 2021
	(In thousands)
Double E	$287,117	$280,952
Ohio Gathering	238,270	242,244
Total	$525,387	$523,196

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
The balances in deferred revenue as of March 31, 2022 and December 31, 2021, are primarily related to contributions in aid of construction which will be recognized as revenue over the life of the contract.
A rollforward of current deferred revenue follows.

Total
(In thousands)
Current deferred revenue, January 1, 2022	$10,374
Add: additions	1,345
Less: revenue recognized	(1,720)
Current deferred revenue, March 31, 2022	$9,999
A rollforward of noncurrent deferred revenue follows.

Total
(In thousands)
Noncurrent deferred revenue, January 1, 2022	$42,570
Add: additions	358
Less: reclassification to current deferred revenue	(1,353)
Noncurrent deferred revenue, March 31, 2022	$41,575

7. DEBT
Debt for the Partnership at March 31, 2022 and December 31, 2021, follows:

	March 31, 2022	December 31, 2021
	(In thousands)
ABL Facility: Summit Holdings' asset based credit facility due May 1, 2026	$233,000	$267,000
Permian Transmission Credit Facility: Permian Transmission's variable rate senior secured credit facility due March 8, 2028	—	160,000
Permian Transmission Term Loan: Permian Transmission's variable rate senior secured term loan due March 8, 2028	158,905	—
2025 Senior Notes: Summit Holdings' 5.75% senior unsecured notes due April 15, 2025	259,463	259,463
2026 Secured Notes: Summit Holdings' and Finance Corp's 8.50% senior unsecured notes due October 15, 2026	700,000	700,000
Less: unamortized debt discount and debt issuance costs	(29,801)	(31,391)
Total debt	1,321,567	1,355,072
Less: current portion	(6,072)	—
Total long-term debt	$1,315,495	$1,355,072
ABL Facility. The Partnership, the Partnership’s subsidiary, Summit Holdings, and the subsidiaries of Summit Holdings party thereto entered into a first-lien, senior secured credit facility, consisting of a $400.0 million asset-based revolving credit facility (the “ABL Facility”), subject to a borrowing base comprised of a percentage of eligible accounts receivable of Summit Holdings and its subsidiaries that guarantee the ABL Facility (collectively, the “ABL Facility Subsidiary Guarantors”) and a percentage of eligible above-ground fixed assets including eligible compression units, processing plants, compression stations and related equipment of Summit Holdings and the ABL Facility Subsidiary Guarantors. As of March 31, 2022, the most recent borrowing base determination of eligible assets totaled $695.2 million, an amount greater than the $400.0 million of aggregate commitments.
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
As of March 31, 2022, the applicable margin under the adjusted LIBOR borrowings was 3.25%, the interest rate was 3.50% and the available borrowing capacity of the ABL Facility totaled $148.6 million after giving effect to the issuance of $18.4 million in outstanding but undrawn irrevocable standby letters of credit.
The ABL Facility requires that Summit Holdings not permit (i) the First Lien Net Leverage Ratio (as defined in the ABL Agreement) as of the last day of any fiscal quarter to be greater than 2.50:1.00, or (ii) the Interest Coverage Ratio (as defined in the ABL Agreement) as of the last day of any fiscal quarter to be less than 2.00:1.00. As of March 31, 2022, the First Lien Net Leverage Ratio was 0.97:1.00 and the Interest Coverage Ratio was 2.72:1.00.
Permian Transmission Credit Facility. On March 8, 2021 (the “Permian Closing Date”), the Partnership’s unrestricted subsidiary, Permian Transmission, entered into a Credit Agreement which provided for $175.0 million of senior secured credit facilities (the “Permian Transmission Credit Facilities”), including a $160.0 million Term Loan Facility and a $15.0 million Working Capital Facility. Borrowings from the Permian Transmission Credit Facilities were used to finance Permian Transmission’s capital calls associated with its investment in Double E. In January 2022, in accordance with the terms of Permian Transmission Credit Facilities, the Partnership converted the $160.0 million portion of the Permian Transmission Credit Facilities into a term loan facility (the “Permian Term Loan Facility”).
As of March 31, 2022, the applicable margin under adjusted LIBOR borrowings was 2.375%, the interest rate was 2.52% and the available borrowing capacity of the Permian Transmission Credit Facilities totaled $7.5 million, subject to a commitment fee of 0.7% after giving effect to the issuance of $7.5 million in outstanding but undrawn irrevocable standby letters of credit and surety bonds. As of March 31, 2022, the Partnership was in compliance with the financial covenants of the Permian Transmission Credit Facility.
Permian Transmission Term Loan. As described above, in January 2022, the Permian Transmission Term Loan Facility was converted into a Term Loan (the “Permian Transmission Term Loan”). The Permian Transmission Term Loan is due on May 8, 2028. As of March 31, 2022, the applicable margin under adjusted LIBOR borrowings was 2.375% and the interest rate was 2.52%. As of March 31, 2022, the Partnership was in compliance with the financial covenants governing the Permian Transmission Term Loan.
In accordance with the terms of the Permian Transmission Term Loan, Permian Transmission is required to make mandatory principal repayments. Below is a summary of the remaining mandatory principal repayments as of March 31, 2022 (in thousands):

	Total	2022	2023	2024	2025	2026	Thereafter
Amortizing principal repayments	$158,905	$3,552	$10,507	$15,524	$16,580	$16,967	$95,775
2026 Secured Notes. In November 2021, the Co-Issuers issued the 2026 Secured Notes. The 2026 Secured Notes are senior secured second lien notes due 2026. The 2026 Secured Notes will pay interest semi-annually in cash in arrears on April 15 and October 15 of each year, commencing on April 15, 2022, and will be jointly and severally guaranteed, on a senior second-priority secured basis (subject to permitted liens), by the Partnership and each restricted subsidiary of the Partnership (other than the Co-Issuers) that is an obligor under the ABL Agreement, or under the Co-Issuers’ 2025 Senior Notes on the issue date of the 2026 Secured Notes.
The 2026 Secured Notes are effectively subordinated to any of our or the guarantors’ current and future secured first lien indebtedness, including indebtedness incurred under the ABL Facility, to the extent of the value of the collateral securing such indebtedness, and our and the guarantors’ current and future debt that is secured by liens on assets other than the collateral, to the extent of the value of such assets. The 2026 Secured Notes are structurally subordinated to all indebtedness and other liabilities of our subsidiaries that do not guarantee the 2026 Secured Notes. The 2026 Secured Notes are effectively equal to our and the guarantors’ obligations under any future second lien indebtedness and effectively senior to all of our future junior lien indebtedness and existing and future unsecured indebtedness, including our outstanding senior unsecured notes, to the extent of the value of the collateral, and senior to any of our future subordinated indebtedness. The 2026 Secured Notes will mature on October 15, 2026.
Before October 15, 2023, the Co-Issuers may redeem the 2026 Secured Notes, in whole or in part, at a price equal to 100% of their principal amount, plus a make-whole premium, together with accrued and unpaid interest to, but not including the redemption date. On and after October 15, 2023, the Co-Issuers may redeem all or part of the 2026 Secured Notes at redemption prices (expressed as percentages of principal amount) equal to: (a) 104.250% for the twelve-month period beginning October 15, 2023; (b) 102.125% for the twelve-month period beginning October 15, 2024; and (c) 100.000% for the twelve-month period beginning on October 15, 2025 and at any time thereafter, in each case plus accrued and unpaid interest, if any, to, but not including, the redemption date. As of March 31, 2022, the Partnership was in compliance with the financial covenants governing its 2026 Secured Notes.
2025 Senior Notes. In February 2017, the Co-Issuers co-issued the 2025 Senior Notes. The 2025 Senior Notes will pay interest semi-annually in cash in arrears on April 15 and October 15 of each year. The 2025 Senior Notes are senior, unsecured obligations and rank equally in right of payment with all of the Partnership’s existing and future senior obligations. The 2025 Senior Notes are effectively subordinated in right of payment to all of the Partnership’s secured indebtedness, to the extent of the collateral securing such indebtedness.
The Co-Issuers have the right to redeem all or part of the 2025 Senior Notes at a redemption price of 101.438% (on or after April 15, 2022, with the redemption price declining ratably each year to 100.00% on April 15, 2023), plus accrued and unpaid interest, if any, to, but not including the redemption date.
As of March 31, 2022, the Partnership was in compliance with the financial covenants governing its 2025 Senior Notes.
8. FINANCIAL INSTRUMENTS
Fair Value. A summary of the estimated fair value of our financial instruments follows.

	March 31, 2022		December 31, 2021
	Carrying Value (1)	Estimated fair value (Level 2)	Carrying Value (1)	Estimated fair value (Level 2)
	(In thousands)
2025 Senior Notes	$259,463	$208,976	$259,463	$234,814
2026 Secured Notes	700,000	672,000	700,000	718,083
________
(1) Excludes applicable unamortized debt issuance costs and debt discounts.
The carrying values on the balance sheets of the ABL Facility and Permian Transmission Credit Facility represents their fair value due to its floating interest rate. The fair values of the 2026 Secured Notes and 2025 Senior Notes are based on an average of nonbinding broker quotes as of March 31, 2022 and December 31, 2021. The use of different market assumptions or valuation methodologies may have a material effect on their estimated fair value.
Interest Rate Swaps. In connection with the Permian Transmission Credit Facility, the Partnership entered into amortizing interest rate swap agreements. As of March 31, 2022 and December 31, 2021, the outstanding notional amounts of interest rate swaps were $139.8 million and $144.0 million, respectively. These interest rate swaps manage exposure to variability in expected cash flows attributable to interest rate risk. Interest rate swaps convert a portion of the Partnership’s variable rate debt to fixed rate debt. The Partnership chooses counterparties for its derivative instruments that it believes are creditworthy at the time the transactions are entered into, and the Partnership actively monitors the creditworthiness where applicable. However, there can be no assurance that a counterparty will be able to meet its obligations to the Partnership. The Partnership presents its derivative positions on a gross basis and does not net the asset and liability positions.
As of March 31, 2022, the Partnership’s interest rate swap agreements had a fair value of $6.7 million and are recorded within other noncurrent assets within the unaudited condensed consolidated balance sheets. Changes in the derivative instruments’ fair value are determined using level 2 inputs from the fair value hierarchy. For the three months ended March 31, 2022, the Company recorded a gain on interest rate swaps of $7.0 million.

9. PARTNERS' CAPITAL AND MEZZANINE CAPITAL
Common Units. A rollforward of the number of issued and outstanding common limited partner units follows for the period from December 31, 2021 to March 31, 2022.

Common Units
Units, December 31, 2021	7,169,834
Preferred Exchange Offer, net of units withheld for taxes	2,853,875
Common units issued for SMLP LTIP, net	142,271
Units, March 31, 2022	10,165,980
Series A Preferred Units. As of March 31, 2022, the Partnership had 65,508 Series A Preferred Units outstanding and $15.5 million of accrued and unpaid distributions on its Series A Preferred Units.
Series A Preferred Unit Exchange Offer. In January 2022, the Partnership completed the Preferred Exchange Offer (the “Preferred Exchange Offer”) and exchanged its Series A Preferred Units for newly issued common units, whereby it issued 2,853,875 SMLP common units, net of units withheld for withholding taxes, in exchange for 77,939 Series A Preferred Units. As a result of the transaction, the Partnership recognized a deemed contribution of $20.9 million from the Series A Preferred Unit holders to the common unit holders.
Subsidiary Series A Preferred Units. The Partnership records its Subsidiary Series A Preferred Units at fair value upon issuance, net of issuance costs, and subsequently records an effective interest method accretion amount each reporting period to accrete the carrying value to a most probable redemption value that is based on a predetermined internal rate of return measure. If the Partnership elects to make payment-in-kind (“PIK”) distributions to holders of its Subsidiary Series A Preferred Units, these PIK distributions increase the liquidation preference on each Subsidiary Series A Preferred Unit. Net Income (Loss) attributable to our common units includes adjustments for PIK distributions and redemption accretion.
During the three months ended March 31, 2022, the Partnership elected to make PIK distributions and issued 1,600 Subsidiary Series A Preferred Units to the holders of its Subsidiary Series A Preferred Units. As of March 31, 2022, the Partnership has 93,039 Subsidiary Series A Preferred Units issued and outstanding.
If the Subsidiary Series A Preferred Units were redeemed on March 31, 2022, the redemption amount would be $116.6 million when considering the applicable multiple of invested capital metric and make-whole amount provisions contained in the Subsidiary Series A Preferred Unit agreement.
The following table shows the change in our Subsidiary Series A Preferred Unit balance from January 1, 2022 to March 31, 2022, net of $2.7 million of unamortized issuance costs at March 31, 2022:

(In thousands)
Balance at January 1, 2022	$106,325
PIK distributions	1,600
Redemption accretion, net of issuance cost amortization	4,113
Balance at March 31, 2022	$112,038
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
Cash Distribution Policy. In connection with the GP Buy-In Transaction, the Partnership suspended its cash distributions to holders of its common units, commencing with respect to the quarter ended March 31, 2020. Upon the resumption of distributions, the Partnership Agreement requires that it distribute all available cash, subject to reserves established by its General Partner, within 45 days after the end of each quarter to unitholders of record on the applicable record date. The amount of distributions paid under this policy is subject to fluctuations based on the amount of cash the Partnership generates from its business and the decision to make any distribution is determined by the General Partner, taking into consideration the terms of the Partnership Agreement. There were no distributions paid during the three months ended March 31, 2022 or during the twelve months ended December 31, 2021.

10. EARNINGS PER UNIT
The following table details the components of EPU.

	Three Months Ended March 31,
	2022	2021
	(In thousands, except per-unit amounts)
Numerator for basic and diluted EPU:
Allocation of net income (loss) among limited partner interests:
Net income	$(5)	$8,988
Net income attributable to Subsidiary Series A Preferred Units	(5,713)	(3,932)
Net income attributable to Summit Midstream Partners, LP	$(5,718)	$5,056

Less: Net income attributable to Series A Preferred Units	$(2,220)	$(4,287)
Add: Deemed capital contribution from Preferred Exchange Offer	20,974	—
Net income attributable to common limited partners	$13,036	$769

Denominator for basic and diluted EPU:
Weighted-average common units outstanding – basic	9,670	6,125
Effect of nonvested phantom units	222	135
Weighted-average common units outstanding – diluted	9,892	6,260

Net income per limited partner unit:
Common unit – basic	$1.35	$0.13
Common unit – diluted	$1.32	$0.12

Nonvested anti-dilutive phantom units excluded from the calculation of diluted EPU	—	44

11. SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Supplemental cash flow information:
Cash interest paid	$3,474	$12,885
Cash paid for taxes	$—	$—

Noncash investing and financing activities:
Capital expenditures in trade accounts payable (period-end accruals)	$4,258	$5,613
Accretion of Subsidiary Series A Preferred Units, net of issuance cost amortization	$4,113	$2,438
Preferred Exchange Offer	$92,587	$—

12. UNIT-BASED AND NONCASH COMPENSATION
SMLP Long-Term Incentive Plan. The Partnership’s Long-Term Incentive Plan (“SMLP LTIP”) provides for equity awards to eligible officers, employees, consultants and directors of the Partnership, thereby linking the recipients’ compensation directly to SMLP’s performance. Significant items to note:
•For the three-month period ended March 31, 2022, the Partnership granted 146,529 phantom units and associated distribution equivalent rights to employees in connection with the Partnership’s annual incentive compensation award cycle. These awards had a grant date fair value of $14.21 per common unit and vest ratably over a 3-year period.
•For the three-month period ended March 31, 2022, the Partnership issued 38,664 common units to the Partnership’s six independent directors in connection with their annual compensation plan. These awards had a grant date fair value of $14.21 per common unit and vested immediately.
•As of March 31, 2022, approximately 0.2 million common units remained available for future issuance under the SMLP LTIP.
•In connection with the Partnership’s upcoming Annual Meeting of Limited Partners, scheduled to be held on May10, 2022, the common unitholders of the Partnership will vote on a new long-term incentive plan. For additional information, please see the Partnership’s definitive proxy statement filed with the SEC on March 31, 2022.
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
As of March 31, 2022, the Partnership has recognized (i) a current liability for remediation effort expenditures expected to be incurred within the next 12 months and (ii) a noncurrent liability for estimated remediation expenditures expected to be incurred subsequent to December 31, 2022. Each of these amounts represent the Partnership’s best estimate for costs expected to be incurred. Neither of these amounts have been discounted to their present value.
A rollforward of the Partnership’s undiscounted accrued environmental remediation follows and is primarily related to the 2015 Blacktail Release and other environmental remediation activities, as detailed below.

(In thousands)
Accrued environmental remediation, December 31, 2021	$5,606
Payments made	(1,021)
Changes in estimates	117
Accrued environmental remediation, March 31, 2022	$4,702
In 2015, the Partnership learned of the rupture of a four-inch produced water gathering pipeline on the Meadowlark Midstream system near Williston, North Dakota (“2015 Blacktail Release”). On August 4, 2021, subsidiaries of the Partnership entered into the following agreements to resolve the U.S. federal and North Dakota state governments’ environmental claims with respect to the 2015 Blacktail Release: (i) a Consent Decree with the U.S. Department of Justice (“DOJ”) and the State of North Dakota (“Consent Decree”); (ii) a Plea Agreement with the United States (“Plea Agreement”); and (iii) a Consent Agreement with the North Dakota Industrial Commission (“Consent Agreement” together with the Consent Decree and Plea Agreement, the “Global Settlement”). As of March 31, 2022 and December 31, 2021, the accrued loss liability for the 2015 Blacktail Release was $33.2 million.
Key terms of the Global Settlement included (i) payment of penalties and fines totaling $36.3 million, consisting of $1.25 million in natural resource damages to the federal and state governments payable after court approval of the Global Settlement, $25.0 million payable to the federal government over 5, and $10.0 million payable to the state governments over six years, with interest applied to unpaid amounts accruing at a fixed rate of 3.25%, and of which $5.6 million is expected to be paid within the next twelve months; (ii) continuation of remediation efforts at the site of the 2015 Blacktail Release; (iii) other injunctive relief including but not limited to control room management, environmental management system audit, training, and reporting; (iv) guilty pleas for (a) one charge of negligent discharge of a harmful quantity of oil and (b) one charge of knowing failure to immediately report a discharge of oil; and (v) organizational probation for a minimum period of three years from sentencing, including payment in full of certain components of the fines and penalty amounts. The agreements comprising the Global Settlement are subject to the approval of the U.S. District Court for the District of North Dakota (the “U.S. District Court”). The U.S. District Court entered an order making the civil components of the Global Settlement effective on September 28, 2021 and accepted the sentencing in the Plea Agreement on December 6, 2021, completing approval of the Global Settlement.
In conjunction with the criminal proceedings under the Plea Agreement, the U.S. District Court received two claims for restitution, including claims for diminution in property value and the cost of additional environmental testing. The prosecution notified the U.S District Court that the government declined to support the claims, citing “insufficient evidence to support the claims.” Defendant subsidiary of the Partnership has responded that restitution is not applicable in this matter because claimants did not provide any supporting evidence for their claims that showed any harm, and because the plea agreement in this matter does not permit restitution sought by the claimants. The U.S. District Court has not yet ruled on the claims.
Subsidiaries of the Partnership are also participating in two proceedings before the U.S. Environmental Protection Agency (“EPA”) as a result of the Plea Agreement becoming effective. Following the U.S. District Court’s entering judgment on Defendant subsidiary’s guilty plea to one count of negligent discharge of produced water in violation of the Clean Water Act, Defendant subsidiary was statutorily debarred pursuant to 33 U.S.C. § 1368(a). Defendant has submitted a petition for reinstatement which is pending before the EPA. The Partnership and subsidiaries have also received a show cause notice from the EPA requesting us to “show cause” why EPA should not issue a Notice of Proposed Debarment to the Defendant subsidiary and its affiliates under 2 C.F.R. § 180.800(d), to which we are responding.
Legal Proceedings. The Partnership is involved in various litigation and administrative proceedings arising in the ordinary course of business. In the opinion of management, any liabilities that may result from these claims or those arising in the ordinary course of business would not individually or in the aggregate have a material adverse effect on the Partnership's financial position or results of operations.
14. SEGMENT INFORMATION
In accordance with ASC No. 280 - Segment Reporting, the Partnership routinely evaluates whether its reportable segments have changed. In the fourth quarter of 2021, the Partnership changed its segment reporting to align with how the General Partner’s Chief Executive Officer, its chief operating decision maker, reviews financial information in order to allocate resources and assess performance. The new segment reporting resulted from changes enacted to optimize commercial efforts and geographic workforce in order to better align its commercial, engineering, and operational capabilities. As a result of the revised reportable segment structure, the Partnership has recast the corresponding segment information for all periods presented.
As of March 31, 2022, the Partnership’s reportable segments are:
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
Assets by reportable segment follow.

	March 31, 2022	December 31, 2021
	(In thousands)
Assets:
Northeast	$615,166	$623,224
Rockies	581,572	592,148
Permian	462,670	458,988
Piceance	515,844	524,218
Barnett	309,887	315,055
Total reportable segment assets	2,485,139	2,513,633
Corporate and Other	9,641	8,829
Total assets	$2,494,780	$2,522,462
Segment adjusted EBITDA by reportable segment follows.

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Reportable segment adjusted EBITDA
Northeast	$20,068	$20,193
Rockies	15,830	16,152
Permian	4,149	1,250
Piceance	15,768	21,034
Barnett	9,286	8,016
Total of reportable segments' measures of profit	$65,101	$66,645
A reconciliation of income or loss before income taxes and income from equity method investees to total of reportable segments' measures of profit follows.

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Reconciliation of income (loss) before income taxes and income from equity method investees to total of reportable segments' measures of profit:
Income (loss) before income taxes and income from equity method investees	$(3,990)	$6,659
Add:
Corporate and Other expense	3,818	8,337
Interest expense	24,163	13,953
Depreciation and amortization (1)	30,679	28,746
Proportional adjusted EBITDA for equity method investees	10,452	6,872
Adjustments related to capital reimbursement activity	(1,728)	(1,245)
Unit-based and noncash compensation	1,690	1,967
Gain on asset sales, net	3	(136)
Long-lived asset impairment	14	1,492
Total of reportable segments' measures of profit	$65,101	$66,645
________
(1) Includes the amortization expense associated with our favorable gas gathering contracts as reported in other revenues.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to inform the reader about matters affecting the financial condition and results of operations of the Partnership and its subsidiaries for the periods since December 31, 2021. As a result, the following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this report and the MD&A and the audited consolidated financial statements and related notes that are included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”). Among other things, those financial statements and the related notes include more detailed information regarding the basis of presentation for the following information. This discussion contains forward-looking statements that constitute our plans, estimates and beliefs. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to, those discussed in Forward-Looking Statements. Actual results may differ materially from those contained in any forward-looking statements.
Overview
We are a value-driven limited partnership focused on developing, owning and operating midstream energy infrastructure assets that are strategically located in unconventional resource basins, primarily shale formations, in the continental United States.
Our financial results are driven primarily by volume throughput across our gathering systems and by expense management. We generate the majority of our revenues from the gathering, compression, treating and processing services that we provide to our customers. A majority of the volumes that we gather, compress, treat and/or process have a fixed-fee rate structure which enhances the stability of our cash flows by providing a revenue stream that is not subject to direct commodity price risk. We also earn a portion of our revenues from the following activities that directly expose us to fluctuations in commodity prices: (i) the sale of physical natural gas and/or NGLs purchased under percentage-of-proceeds or other processing arrangements with certain of our customers in the Rockies, Piceance, and Permian segments, (ii) the sale of natural gas we retain from certain Barnett segment customers, (iii) the sale of condensate we retain from our gathering services in the Piceance segment and (iv) additional gathering fees that are tied to the performance of certain commodity price indexes which are then added to the fixed gathering rates.
We also have indirect exposure to changes in commodity prices such that persistently low commodity prices may cause our customers to delay and/or cancel drilling and/or completion activities or temporarily shut-in production, which would reduce the volumes of natural gas and crude oil (and associated volumes of produced water) that we gather. If certain of our customers cancel or delay drilling and/or completion activities or temporarily shut-in production, the associated MVCs, if any, ensure that we will earn a minimum amount of revenue. Commodity prices have increased and remain at higher levels primarily due to Russia’s invasion of Ukraine beginning in February 2022, which mitigates the risk of cancelled or delayed drilling and/or completion activities.

The following table presents certain consolidated and reportable segment financial data. For additional information on our reportable segments, see the "Segment Overview for the Three Months Ended March 31, 2022 and 2021" section included herein.

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Net income (loss)	$(5)	$8,988
Reportable segment adjusted EBITDA
Northeast	$20,068	$20,193
Rockies	15,830	16,152
Permian	4,149	1,250
Piceance	15,768	21,034
Barnett	9,286	8,016

Net cash provided by operating activities	$46,046	$51,430
Capital expenditures (1)	8,703	2,610
Investment in Double E equity method investee (2)	8,444	5,619

Repayments on Revolving Credit Facility	—	(55,000)
Repayments on Permian Transmission Term Loan	(1,095)	—
Borrowings under Permian Transmission Credit Facility	—	17,500
Repayments on ABL Facility	(34,000)	—
________
(1)See "Liquidity and Capital Resources" herein to the unaudited condensed consolidated financial statements for additional information on capital expenditures.
(2)Inclusive of $1.0 million of capitalized interest for the three months ended March 31, 2021. There was no capitalized interest recorded for the three months ended March 31, 2022.
Trends and Outlook
Our business has been, and we expect our future business to continue to be, affected by the following key trends:
•Ongoing impact of the COVID-19 pandemic and fluctuations in demand for oil and natural gas;
•Ongoing impact of the current Russia-Ukraine conflict and the international sanctions against Russia on commodity prices;
•Natural gas, NGL and crude oil supply and demand dynamics;
•Production from U.S. shale plays;
•Capital markets availability and cost of capital; and
•Inflation and shifts in operating costs.
Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about, or interpretations of, available information prove to be incorrect, our actual results may vary materially from our expected results. For additional information, see the "Trends and Outlook" section of MD&A included in the 2021 Annual Report.
Ongoing impact of the COVID-19 pandemic and fluctuations in demand for oil and natural gas. We continue to closely monitor the impact of the COVID-19 pandemic, including its variants, on all aspects of our business, including how it has impacted and will impact our customers, employees, supply chain and distribution network. We are unable to predict the broader implications of and the ultimate impact that COVID-19, its variants and related factors may have on our business, future results of operations, financial position or cash flows. Given the dynamic nature of the COVID-19 pandemic and related market conditions, we cannot reasonably estimate the period of time that these events will persist or the full extent of the impact they will have on our business. The extent to which our operations continue to be impacted by the COVID-19 pandemic will depend largely on future developments, which remain highly uncertain and cannot be accurately predicted, including changes in the severity of the pandemic, countermeasures taken by governments, businesses and individuals to slow the spread of the pandemic, and the development and availability of treatments and the extent to which these treatments and vaccines may remain effective as potential new strains of the coronavirus emerge.
We have collaborated extensively with our customer base regarding impacts to their drilling and completion activities in light of the COVID-19 pandemic. Based on recently updated production forecasts and 2022 development plans from our customers, we currently expect that 2022 activity will be lower than historical periods prior to COVID-19, notwithstanding the recent increase in commodity prices primarily driven by Russia’s invasion of Ukraine in February 2022.
Ongoing impact of the current Russia-Ukraine conflict and the international sanctions against Russia on commodity prices. In February of 2022, Russia invaded Ukraine and is still engaged in active armed conflict against the country. As a result, governments in the European Union, the United States and other countries have enacted additional sanctions against Russia, certain of its citizens and Russian interests.
Although the Partnership does not operate in Ukraine, Russia or other parts of Europe, there are certain impacts arising from Russia’s invasion of Ukraine that could have a potential effect on the Partnership, including, but not limited to, volatility in currencies and commodity prices, higher inflation, cost and supply chain pressures and availability and disruptions in banking systems and capital markets. As of the date of filing, there have been no material impacts.
Cost structure optimization and portfolio management. The Partnership intends to optimize its capital structure in the future by reducing its indebtedness with free cash flow and when appropriate, it may pursue opportunistic transactions with the objective of increasing long term unitholder value. This may include opportunistic acquisitions, divestitures, re-allocation of capital to new or existing areas, and development of joint ventures involving our existing midstream assets or new investment opportunities. We believe that our internally generated cash flow, our ABL Facility, the Permian Term Loan Facility, and access to debt or equity will be adequate to finance our strategic initiatives. To attain our overall corporate strategic objectives, we may conduct an asset divestiture, or divestitures, at a transaction valuation that is less than the net book value of the divested asset.
How We Evaluate Our Operations
We conduct and report our operations in the midstream energy industry through five reportable segments: Northeast, Rockies, Permian, Piceance and Barnett. Each of our reportable segments provides midstream services in a specific geographic area and our reportable segments reflect the way in which we internally report the financial information used to make decisions and allocate resources in connection with our operations. For additional information see Note 14 - Segment Information.
Our management uses a variety of financial and operational metrics to analyze our consolidated and segment performance. We view these metrics as important factors in evaluating our profitability. These metrics include:
•throughput volume;
•revenues;
•operation and maintenance expenses;
•capital expenditures; and
•segment adjusted EBITDA.
We review these metrics on a regular basis for consistency and trend analysis. There have been no changes in the composition or characteristics of these metrics during the three months ended March 31, 2022.
Additional Information. For additional information, see the "Results of Operations" section herein and the notes to the unaudited condensed consolidated financial statements. For additional information on how these metrics help us manage our business, see the "How We Evaluate Our Operations" section of MD&A included in the 2021 Annual Report. For information on impending accounting changes that are expected to materially impact our financial results reported in future periods, see Note 2 – Summary of Significant Accounting Policies and Recently Issued Accounting Standards applicable to the Partnership.

Results of Operations
Consolidated Overview for the Three Months Ended March 31, 2022 and 2021
The following table presents certain consolidated financial and operating data.

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Revenues:
Gathering services and related fees	$64,020	$70,348
Natural gas, NGLs and condensate sales	22,458	20,763
Other revenues	9,648	8,207
Total revenues	96,126	99,318
Costs and expenses:
Cost of natural gas and NGLs	22,251	20,476
Operation and maintenance	17,062	16,593
General and administrative	12,960	10,344
Depreciation and amortization	30,445	28,511
Transaction costs	246	—
(Gain) loss on asset sales, net	3	(136)
Long-lived asset impairment	14	1,492
Total costs and expenses	82,981	77,280
Other income, net	—	55
Gain (loss) on interest rate swaps	7,028	(6)
Loss on ECP Warrants	—	(1,475)
Interest expense	(24,163)	(13,953)
Income (loss) before income taxes and equity method investment income	(3,990)	6,659
Income tax (expense) benefit	(50)	14
Income from equity method investees	4,035	2,315
Net income (loss)	$(5)	$8,988

Volume throughput (1):
Aggregate average daily throughput - natural gas (MMcf/d)	1,306	1,346
Aggregate average daily throughput - liquids (Mbbl/d)	65	65
________
(1)Excludes volume throughput for Ohio Gathering and Double E. For additional information, see the Northeast and Permian sections herein under the caption “Segment Overview for the Three Months Ended March 31, 2022 and 2021”.
Volumes – Gas.
Natural gas throughput volumes decreased 40 MMcf/d for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily reflecting:
•a volume throughput increase of 2 MMcf/d for the Barnett segment.
•a volume throughput decrease of 6 MMcf/d for the Northeast segment.
•a volume throughput decrease of 28 MMcf/d for the Piceance segment.
•a volume throughput decrease of 2 MMcf/d for the Permian segment.
•a volume throughput decrease of 6 MMcf/d for the Rockies segment.

Volumes – Liquids.
Crude oil and produced water throughput volumes at the Rockies segment remained flat for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily as a result of 31 new well connections that came online subsequent to March 31, 2021, offset by natural production declines and weather related downtime.
For additional information on volumes, see the "Segment Overview for the Three Months Ended March 31, 2022 and 2021" section herein.
Revenues. Total revenues decreased $3.2 million during the three months ended March 31, 2022 compared to the prior year period, comprised of a $1.7 million increase in natural gas, NGLs and condensate sales, a $1.4 million increase in Other Revenue; offset by a $6.3 million decrease in gathering services and related fees.
Gathering Services and Related Fees. Gathering services and related fees decreased $6.3 million compared to the three months ended March 31, 2021, primarily reflecting:
•a $4.7 million decrease in gathering services and related fees in the Piceance, primarily due to decreased volume throughput; and
•a $1.1 million decrease in gathering services and related fees in the Rockies, primarily as a result of a decrease in natural gas volume throughput as well as the expiration of a customer’s minimum volume commitment contract in the DJ basin.
Natural Gas, NGLs and Condensate Sales. Natural gas, NGLs and condensate revenues increased $1.7 million compared to the three months ended March 31, 2021, primarily reflecting:
•a $1.3 million increase in revenues in the Rockies, primarily as a result of increased commodity prices.
Costs and Expenses. Total costs and expenses increased $5.7 million during the three months ended March 31, 2022 compared to the three months ended March 31, 2021.
Cost of Natural Gas and NGLs. Cost of natural gas and NGLs increased $1.8 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily driven by an increase in commodity prices.
Operation and Maintenance. Operation and maintenance expense increased $0.5 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.
General and Administrative. General and administrative expense increased $2.6 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily related to increased employee severance costs of $2.4 million during the three months ended March 31, 2022 and an increase in employee salaries and wages.
Depreciation and Amortization. Depreciation and amortization expense increased $1.9 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 as a result of increased depreciation expense on certain gas processing equipment.
Interest Expense. Interest expense increased $10.2 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to higher interest costs resulting from the issuance of the 2026 Secured Notes and borrowings on the Permian Transmission Term Loan, partially offset by the repayment of the 2022 Senior Notes and Revolving Credit Facility.

Segment Overview for the Three Months Ended March 31, 2022 and 2021
Northeast.
Volume throughput for the Northeast reportable segment follows.

	Northeast
	Three Months Ended March 31,
	2022	2021	Percentage Change
Average daily throughput (MMcf/d)	741	747	(1)%
Average daily throughput (MMcf/d) (Ohio Gathering)	598	558	7%
Volume throughput for the Northeast, excluding Ohio Gathering, decreased 1% compared to the three months ended March 31, 2021, primarily due to natural production declines, partially offset by 33 well connections that came online subsequent to March 31, 2021.
Volume throughput for the Ohio Gathering system increased 7% compared to the three months ended March 31, 2021, primarily as a result of 17 new well connections that came online subsequent to March 31, 2021, partially offset by natural production declines.
Financial data for our Northeast reportable segment follows.

	Northeast
	Three Months Ended March 31,
	2022	2021	Percentage Change
	(In thousands)
Revenues:
Gathering services and related fees	$14,636	$14,773	(1)%
Total revenues	14,636	14,773	(1)%
Costs and expenses:
Operation and maintenance	1,647	1,280	29%
General and administrative	183	151	21%
Depreciation and amortization	4,300	4,231	—
Gain on asset sales, net	(10)	(62)	*
Long-lived asset impairment	—	138	*
Total costs and expenses	6,120	5,738	7%
Add:
Depreciation and amortization	4,300	4,231
Adjustments related to capital reimbursement activity	(20)	(21)
Gain on asset sales, net	(10)	(62)
Long-lived asset impairment	—	138
Proportional adjusted EBITDA for Ohio Gathering	7,276	6,872
Other	6	—
Segment adjusted EBITDA	$20,068	$20,193	(1)%
________
* Not considered meaningful
Three months ended March 31, 2022. Segment adjusted EBITDA decreased $0.1 million compared to the three months ended March 31, 2021 primarily as a result of a $0.4 million increase in operations and maintenance expense for the three months ended March 31, 2022, partially offset by a $0.4 million increase in proportional adjusted EBITDA from Ohio Gathering.

Rockies.
Volume throughput for our Rockies reportable segment follows.

	Rockies
	Three Months Ended March 31,
	2022	2021	Percentage Change
Aggregate average daily throughput - natural gas (MMcf/d)	29	35	(17%)
Aggregate average daily throughput - liquids (Mbbl/d)	65	65	0%
Natural gas. Natural gas volume throughput decreased 17% compared to the three months ended March 31, 2021, primarily reflecting natural production declines and weather related downtime, partially offset by three new well connections that came online subsequent to March 31, 2021.
Liquids. Liquids volume throughput remained flat compared to the three months ended March 31, 2021, primarily associated with 31 new well connections that came online subsequent to March 31, 2021, partially offset by natural production declines and operational and weather related downtime.
Financial data for our Rockies reportable segment follows.

	Rockies
	Three Months Ended March 31,
	2022		2021	Percentage Change
	(In thousands)
Revenues:
Gathering services and related fees	$17,789		$18,896	(6)%
Natural gas, NGLs and condensate sales	13,659		12,337	11%
Other revenues	5,157		5,210	(1)%
Total revenues	36,605		36,443	0%
Costs and expenses:
Cost of natural gas and NGLs	13,422		12,342	9%
Operation and maintenance	6,212		6,836	(9%)
General and administrative	684		672	2%
Depreciation and amortization	7,448		7,473	0%
Gain on asset sales, net	14		(17)	(182%)
Long-lived asset impairment	13		95	*
Total costs and expenses	27,793		27,401	1%
Add:
Depreciation and amortization	7,448		7,473
Adjustments related to capital reimbursement activity	(478)		(464)
Gain on asset sales, net	14		(17)
Long-lived asset impairment	13		95
Other	21	—	23
Segment adjusted EBITDA	$15,830		$16,152	(2)%
_______
* Not considered meaningful
Three months ended March 31, 2022. Segment adjusted EBITDA decreased $0.3 million compared to the three months ended March 31, 2021 primarily due to lower natural gas volume throughput on our systems as previously discussed, as well as the expiration of a customer’s minimum volume commitment contract in the DJ basin, partially offset by $0.6 million of lower operating and maintenance expenses.

Permian.
Volume throughput for our Permian reportable segment follows.

	Permian
	Three Months Ended March 31,
	2022	2021	Percentage Change
Average daily throughput (MMcf/d)	27	29	(7%)
Average daily throughput (MMcf/d) (Double E)	187	—	n/a
Volume throughput, excluding Double E, decreased compared to the three months ended March 31, 2021, primarily as a result of natural production declines, partially offset by four new connections that came online subsequent to March 31, 2021.
Double E commenced operations during November 2021. Volume throughput for Double E for the three months ended March 31, 2021 averaged 187 MMcf per day.
The following table presents the MVC quantities that Double E’s shippers have contracted to with firm transportation service agreements and related negotiated rate agreements.

(Amounts in MMBTU/day)	2022	2023	2024	2025	2026-2031
Weighted average MVC quantities for the year ended December 31,	622,603	839,247	990,205	1,000,000	5,835,616

Financial data for our Permian reportable segment follows.

	Permian
	Three Months Ended March 31,
	2022	2021	Percentage Change
	(In thousands)
Revenues:
Gathering services and related fees	$1,847	$2,199	(16%)
Natural gas, NGLs and condensate sales	6,867	6,518	5%
Other revenues	1,019	759	34%
Total revenues	9,733	9,476	3%
Costs and expenses:
Cost of natural gas and NGLs	7,092	7,016	1%
Operation and maintenance	1,304	992	31%
General and administrative	363	218	67%
Depreciation and amortization	1,497	1,469	2%
Total costs and expenses	10,256	9,695	6%
Add:
Depreciation and amortization	1,497	1,469
Proportional adjusted EBITDA for Double E	3,175	—
Segment adjusted EBITDA	$4,149	$1,250	232%
________
*Not considered meaningful
Three months ended March 31, 2022. Segment adjusted EBITDA increased $2.9 million compared to the three months ended March 31, 2021, primarily reflecting an increase in proportional adjusted EBITDA from Double E.

Piceance.
Volume throughput for our Piceance reportable segment follows.

	Piceance
	Three Months Ended March 31,
	2022	2021	Percentage Change
Aggregate average daily throughput (MMcf/d)	312	340	(8%)
Volume throughput decreased 8% compared to the three months ended March 31, 2021, as a result of natural production declines, partially offset by 9 new well connections that came online in October 2021.
Financial data for our Piceance reportable segment follows.

	Piceance
	Three Months Ended March 31,
	2022	2021	Percentage Change
	(In thousands)
Revenues:
Gathering services and related fees	$20,071	$24,784	(19%)
Natural gas, NGLs and condensate sales	1,895	1,853	2%
Other revenues	1,275	1,177	8%
Total revenues	23,241	27,814	(16%)
Costs and expenses:
Cost of natural gas and NGLs	1,108	1,119	(1)%
Operation and maintenance	5,273	4,942	7%
General and administrative	328	298	10%
Depreciation and amortization	12,780	10,873	18%
Gain on asset sales, net	—	(57)	*
Long-lived asset impairment	—	970	*
Total costs and expenses	19,489	18,145	7%
Add:
Depreciation and amortization	12,780	10,873
Adjustments related to capital reimbursement activity	(899)	(427)
Gain on asset sales, net	—	(57)
Long-lived asset impairment	—	970
Other	135	6
Segment adjusted EBITDA	$15,768	$21,034	(25%)
________
*Not considered meaningful
Three months ended March 31, 2022. Segment adjusted EBITDA decreased $5.3 million compared to the three months ended March 31, 2021, primarily reflecting a decrease in volume throughput as a result of natural production declines as discussed above as well as $3.3 million in reduced revenue related to the expiration of a customer’s minimum volume commitment contract in 2021.

Barnett.
Volume throughput for our Barnett reportable segment follows.

	Barnett
	Three Months Ended March 31,
	2022	2021	Percentage Change
Average daily throughput (MMcf/d)	197	195	1%
Volume throughput increased 1% compared to the three months ended March 31, 2021, primarily as a result of seven wells that were commissioned in the third quarter of 2021, partially offset by natural production declines.
Financial data for our Barnett reportable segment follows.

	Barnett
	Three Months Ended March 31,
	2022	2021	Percentage Change
	(In thousands)
Revenues:
Gathering services and related fees	$9,677	$9,696	0%
Natural gas, NGLs and condensate sales	—	55	(100%)
Other revenues (1)	2,063	1,061	94%
Total revenues	11,740	10,812	9%
Costs and expenses:
Operation and maintenance	2,124	2,464	(14%)
General and administrative	242	235	3%
Depreciation and amortization	3,792	3,797	—
Long-lived asset impairment	—	289	*
Total costs and expenses	6,158	6,785	(9%)
Add:
Depreciation and amortization	4,026	4,031
Adjustments related to capital reimbursement activity	(327)	(331)
Long-lived asset impairment	—	289
Other	5	—
Segment adjusted EBITDA	$9,286	$8,016	16%
________
*Not considered meaningful
(1)Includes the amortization expense associated with our favorable gas gathering contracts as reported in Other revenues.
Three months ended March 31, 2022. Segment adjusted EBITDA increased $1.3 million compared to the three months ended March 31, 2021, primarily as a result of a $1.0 million increase in other revenues for the three months ended March 31, 2022.

Corporate and Other Overview for the Three Months Ended March 31, 2022 and 2021
Corporate and Other represents those results that are not specifically attributable to a reportable segment or that have not been allocated to our reportable segments, including certain general and administrative expense items, natural gas and crude oil marketing services, transaction costs and interest expense.

	Corporate and Other
	Three Months Ended March 31,
	2022	2021	Percentage Change
	(In thousands)
Revenues:
Total revenues	$171	$—	*
Costs and expenses:
Operation and maintenance	502	79	*
General and administrative	11,157	9,005	24%
Transaction costs	246	—	*
Interest expense	24,163	13,953	73%
________
* Not considered meaningful
General and Administrative. General and administrative expense increased by 2.2 million, compared to the three months ended March 31, 2021, primarily related to increased employee severance costs of $2.4 million during the three months ended March 31, 2022 and an increase in employee salaries and wages.
Interest Expense. The increase in interest expense for the three months ended March 31, 2022, compared to three months ended March 31, 2021, was primarily due to higher interest costs resulting from the issuance of the 2026 Secured Notes and borrowings on the Permian Transmission Term Loan, partially offset by the repayment of the 2022 Senior Notes and Revolving Credit Facility.
Liquidity and Capital Resources
We rely primarily on internally generated cash flows as well as external financing sources, including our ABL Facility, and the issuance of debt, equity and preferred equity securities, and proceeds from potential asset divestitures to fund our capital expenditures. We believe that our ABL Facility and Permian Transmission Credit Facility, together with internally generated cash flows and access to debt or equity capital markets, will be adequate to finance our operations for the next twelve months without adversely impacting our liquidity.
We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of March 31, 2022, our material off-balance sheet arrangements and transactions include (i) letters of credit outstanding against our ABL Facility aggregating to $18.4 million, (ii) letters of credit outstanding against our Permian Transmission Credit Facility aggregating to $5.5 million, and (iii) outstanding surety bonds aggregating to $2.0 million. There are no other transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of our capital resources.

Indebtedness Compliance as of March 31, 2022. As of March 31, 2022, we were in compliance with all covenants contained in the Senior Notes, ABL Facility and the Permian Transmission Credit Facility. The ABL Facility requires that Summit Holdings not permit (i) the First Lien Net Leverage Ratio (as defined in the ABL Agreement) as of the last day of any fiscal quarter to be greater than 2.50:1.00, or (ii) the Interest Coverage Ratio (as defined in the ABL Agreement) as of the last day of any fiscal quarter to be less than 2.00:1.00. As of March 31, 2022, the First Lien Net Leverage Ratio and Interest Coverage Ratio was 0.97:1.00 and 2.72:1.00, respectively.
Credit Agreements and Financing Activities
ABL Facility. As of March 31, 2022, we had a $400.0 million revolving ABL Facility with a maturity date of May 1, 2026. As of March 31, 2022, the outstanding balance of the ABL Facility was $233.0 million and the available borrowing capacity totaled $148.6 million after giving effect to the issuance thereunder of $18.4 million of outstanding but undrawn irrevocable standby letters of credit.
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
LIBOR Transition
LIBOR is the basic rate of interest widely used as a reference for setting the interest rates on loans globally. In 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intended to phase out LIBOR by the end of 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index, the Secured Overnight Financing Rate (“SOFR”), calculated using short-term repurchase agreements backed by Treasury securities. After December 31, 2021, the United Kingdom ceased publications of certain LIBOR tenors and expects to cease publications of all USD LIBOR tenors after June 30, 2023. We are evaluating the potential impact of the eventual replacement of the LIBOR benchmark interest rate, however, we are not able to predict when LIBOR will cease to be available, whether SOFR will become a widely accepted benchmark in place of LIBOR or what the impact of such a possible transition to SOFR may be on our business, financial condition and results of operations.
The ABL Facility includes an ability of the administrative agent to transition loans based on LIBOR to loans based on term SOFR or daily simply SOFR. The adjustment rate upon a transition to term SOFR is 11.448 bps for a one-month tenor, 26.161 bps for a three-month tenor, 42.826 for a six-month tenor, and 71.513 for a twelve-month tenor. This transition has not yet occurred with the ABL Facility.
Cash Flows
The components of the net change in cash and cash equivalents were as follows:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Net cash provided by operating activities	$46,046	$51,430
Net cash used in investing activities	(15,297)	(229)
Net cash used in financing activities	(37,841)	(42,445)
Net change in cash, cash equivalents and restricted cash	$(7,092)	$8,756
Operating activities.
Cash flows provided by operating activities for the three months ended March 31, 2022 primarily reflected:
•a $12.5 million increase in working capital accounts; and
•positive adjustments of $33.6 million for non-cash operating items.
Cash flows provided by operating activities for the three months ended March 31, 2021 primarily reflected:
•net income of $9.0 million plus adjustments of $39.5 million for non-cash items; and
•    $2.9 million increase in working capital accounts.
Investing activities.
Cash flows used in investing activities during the three months ended March 31, 2022 primarily reflected:

•$8.4 million for investments in the Double E Project;
•$8.7 million cash outflow for capital expenditures; offset by
•$1.9 million of cash proceeds from the sale of a compressor.
Cash flows used in investing activities during the three months ended March 31, 2021 primarily reflected:
•$5.6 million for cash investments in the Double E Project;
•     $2.6 million cash outflow for capital expenditures; offset by
•     $8.0 million of cash proceeds from the sale of compressors.
Financing activities.
Cash flows used in financing activities during the three months ended March 31, 2022 primarily reflected:
•$34.0 million of cash outflow for repayments on the ABL Facility.
Cash flows used in financing activities during the three months ended March 31, 2021 primarily reflected:
•$55.0 million of cash outflow for repayments on the Revolving Credit Facility; offset by
•$17.5 million from borrowings under the Permian Transmission Credit Facility.
Capital Requirements
Overall.
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
For the three months ended March 31, 2022, cash paid for capital expenditures totaled $8.7 million which included $2.9 million of maintenance capital expenditures. For the three months ended March 31, 2022, there were no contributions to Ohio Gathering and we contributed $8.4 million to Double E.
We rely primarily on internally generated cash flows as well as external financing sources, including commercial bank borrowings and the issuance of debt, equity and preferred equity securities, and proceeds from potential asset divestitures to fund our capital expenditures. We believe that our internally generated cash flows, our ABL Facility and the Permian Transmission Credit Facility, and access to debt or equity capital markets, will be adequate to finance our operations for the next twelve months without adversely impacting our liquidity.
Considering the current commodity price backdrop and continued uncertainty regarding impacts from the COVID-19 pandemic, we will remain disciplined with respect to future capital expenditures.
There are a number of risks and uncertainties that could cause our current expectations to change, including, but not limited to, (i) the ability to reach agreements with third parties; (ii) prevailing conditions and outlook in the natural gas, crude oil and NGLs and markets and (iii) our ability to obtain financing from commercial banks, the capital markets, or other financing sources.
Excess Cash Flow Offers to Purchase.
Starting in the first quarter of 2023 with respect to the fiscal year ended 2022, and continuing annually through fiscal year 2025, the Partnership is required under the terms of the 2026 Secured Notes Indenture to, if it has Excess Cash Flow (as defined in the 2026 Secured Notes Indenture), and subject to its ability to make such an offer under the ABL Credit Facility, offer to purchase an amount of the 2026 Secured Notes, at 100% of the principal amount plus accrued and unpaid interest, equal to 100% of the Excess Cash Flow generated in the prior year.
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
Off-Balance Sheet Arrangements
During the three months ended March 31, 2022, there were no material changes to the off-balance sheet obligations disclosed in our 2021 Annual Report.
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
Summarized Balance Sheet Information. Summarized balance sheet information as of March 31, 2022 and December 31, 2021 follow.

	March 31, 2022
	SMLP	Obligor Group
	(In thousands)
Assets
Current assets	$2,368	$66,010
Noncurrent assets	5,230	2,129,341

Liabilities
Current liabilities	$9,551	$77,209
Noncurrent liabilities	1,662	1,241,004

	December 31, 2021
	SMLP	Obligor Group
	(In thousands)
Assets
Current assets	$2,495	$70,483
Noncurrent assets	4,776	2,149,300

Liabilities
Current liabilities	$12,463	$58,658
Noncurrent liabilities	1,771	1,274,803
Summarized Statements of Operations Information. For the purposes of the following summarized statements of operations, we allocate a portion of general and administrative expenses recognized at the SMLP parent to the Obligor Group to reflect what those entities' results would have been had they operated on a stand-alone basis. Summarized statements of operations for the three months ended March 31, 2022 and for the year ended December 31, 2021 follow.

	Three Months Ended March 31, 2022
	SMLP	Obligor Group
	(In thousands)
Total revenues	$—	$96,126
Total costs and expenses	607	82,015
Loss before income taxes and income from equity method investees	(607)	(8,757)
Income from equity method investees	—	3,323
Net loss	$(657)	$(5,434)

	Year Ended December 31, 2021
	SMLP	Obligor Group
	(In thousands)
Total revenues	$—	$400,619
Total costs and expenses	23,989	317,975
Income (loss) before income taxes and loss from equity method investees	(37,618)	13,931
Income from equity method investees	—	9,116
Net income (loss)	$(37,291)	$23,047
Critical Accounting Estimates
We prepare our financial statements in accordance with GAAP. These principles are established by the FASB. We employ methods, estimates and assumptions based on currently available information when recording transactions resulting from business operations. There have been no significant changes to our critical accounting estimates from those disclosed on Form 10-K for the fiscal year ended December 31, 2021.

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
•fluctuations in natural gas, NGLs and crude oil prices, including as a result of political or economic measures taken by various countries or OPEC or as a result of the Russia-Ukraine conflict;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our current interest rate risk exposure is largely related to our indebtedness. As of March 31, 2022, we had approximately $959.5 million principal of fixed-rate debt, $233.0 million outstanding under our variable rate ABL Facility and $158.9 million outstanding under the variable rate Permian Transmission Term Loan (see Note 7 - Debt). As of March 31, 2022, we had $139.8 million of interest rate exposure hedged to offset the impact of changes in interest rates on our Permian Transmission Term Loan. While existing fixed-rate debt mitigates the downside impact of fluctuations in interest rates, future issuances of long-term debt could be impacted by increases in interest rates, which could result in higher overall interest costs. In addition, the borrowings under our ABL Facility, which have a variable interest rate, also expose us to the risk of increasing interest rates. For additional information, see the "Interest Rate Risk" section included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the 2021 Annual Report and updates to our risk factors included herein.
Commodity Price Risk
We generate a majority of our revenues pursuant to primarily long-term and fee-based gathering agreements, many of which include MVCs and areas of mutual interest. Our direct commodity price exposure relates to (i) the sale of physical natural gas and/or NGLs purchased under percentage-of-proceeds and other processing arrangements with certain of our customers in the Rockies, Piceance, and Permian segments, (ii) the sale of natural gas we retain from certain Barnett segment customers and (iii) the sale of condensate we retain from certain gathering services in the Piceance segment. Our gathering agreements with certain Barnett customers permit us to retain a certain quantity of natural gas that we sell to offset the power costs we incur to operate our electric-drive compression assets. We manage our direct exposure to natural gas and power prices through the use of forward power purchase contracts with wholesale power providers that require us to purchase a fixed quantity of power at a fixed heat rate based on prevailing natural gas prices on the Henry Hub Index. We sell retainage natural gas at prices that are based on the Atmos Zone 3 Index. By basing the power prices on a system and basin-relevant market, we are able to closely associate the relationship between the compression electricity expense and natural gas retainage sales. We do not enter into risk management contracts for speculative purposes. Our current commodity price risk exposure has not changed materially since December 31, 2021. For additional information, see the "Commodity Price Risk" section included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the 2021 Annual Report.
Item 4. Controls and Procedures.
Under the direction of our General Partner's Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of March 31, 2022 and (ii) no change in internal control over financial reporting occurred during the quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
Although we may, from time to time, be involved in litigation and claims arising out of our operations in the ordinary course of business, we are not currently a party to any significant legal or governmental proceedings, except as described below. In addition, we are not aware of any significant legal or governmental proceedings contemplated to be brought against us, under the various environmental protection statutes to which we are subject.
Moore Control Systems
Moore Control Systems, Inc. (“MCSI”) initiated an arbitration in December 2020 related to the construction of Summit’s Lane Gas Processing Plant in Eddy County, New Mexico (the “Lane Plant”). MCSI was the EPC contractor on the Lane Plant under a lump sum contract. During the course of construction, the parties executed change orders that increased the lump sum price. Summit paid the adjusted lump sum amount in full upon the plant’s completion in June 2019.

The arbitration is currently set for hearing in the third quarter of 2022 in Houston. MCSI seeks alleged damages on various theories, including breach of contract, quantum meruit and fraud, plus interest, fees and costs. Summit denies all liability and seeks to recover all costs and fees associated with defending the arbitration. We do not currently believe that the eventual outcome of this matter could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 1A. Risk Factors.
The risk factors contained in the Item 1A. Risk Factors of the 2021 Annual Report are incorporated herein by reference except to the extent they address risks arising from or relating to the failure of events described therein to occur, which events have since occurred.
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
10.1
Form of Summit Midstream Partners, LP 2012 Long-Term Incentive Plan Grant Award Agreement (Incorporated herein by reference to Exhibit 10.54 to SMLP’s Annual Report on Form 10-K filed February 28, 2022 (Commission File No. 001-35666))

10.2	+	Amended and Restated Employment Agreement, effective as of September 4, 2020, by and between Summit Operating Services Company, LLC and Heath Deneke
22.1
Summit Midstream Partners, LP Subsidiary Issuers and Guarantors of Registered Securities (Incorporated herein by reference to Exhibit 22.1 to SMLP's Report on Form 10-Q filed May 8, 2020 (Commission File No. 001-35666)

31.1	+	Rule 13a-14(a)/15d-14(a) Certification, executed by Heath Deneke, President, Chief Executive Officer and Director
31.2	+	Rule 13a-14(a)/15d-14(a) Certification, executed by William J. Mault, Executive Vice President and Chief Financial Officer
32.1	+
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

Summit Midstream Partners, LP
(Registrant)

By: Summit Midstream GP, LLC (its General Partner)

May 4, 2022	/s/ WILLIAM J. MAULT
William J. Mault, Executive Vice President and Chief Financial Officer (Principal Financial Officer)