Form 10-Q
period 2022-06-30
Summit Midstream Partners, LP
filed 2022-08-05
CIK 1549922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	As of July 29, 2022
Common Units	10,166,175 units

COMMONLY USED OR DEFINED TERMS

2015 Blacktail Release	a 2015 rupture of our four-inch produced water gathering pipeline near Williston, North Dakota
2022 Senior Notes	Summit Holdings' and Finance Corp.’s 5.5% senior unsecured notes due August 2022
2025 Senior Notes	Summit Holdings' and Finance Corp.’s 5.75% senior unsecured notes due April 2025
2026 Secured Notes	Summit Holdings' and Finance Corp.’s 8.500% senior secured second lien notes due 2026
ABL Facility	the asset-based lending credit facility governed by the ABL Agreement
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

Hub	geographic location of a storage facility and multiple pipeline interconnections
LIBOR	London Interbank Offered Rate
Mbbl/d	one thousand barrels per day
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
Meadowlark Midstream	Meadowlark Midstream Company, LLC
MMBTU	metric million British thermal units
MMcf/d	one million cubic feet per day
Mountaineer Midstream	Mountaineer Midstream Company, LLC

MVC	minimum volume commitment
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(In thousands, except unit amounts)
ASSETS
Cash and cash equivalents	$12,367	$7,349
Restricted cash	3,333	12,223
Accounts receivable	59,392	62,121
Other current assets	3,716	5,676
Total current assets	78,808	87,369
Property, plant and equipment, net	1,531,450	1,726,082
Intangible assets, net	156,877	172,927
Investment in equity method investees	519,553	523,196
Other noncurrent assets	23,645	12,888
TOTAL ASSETS	$2,310,333	$2,522,462

LIABILITIES AND CAPITAL
Trade accounts payable	$8,378	$10,498
Accrued expenses	21,323	14,462
Deferred revenue	9,720	10,374
Ad valorem taxes payable	4,738	8,570
Accrued compensation and employee benefits	6,760	11,019
Accrued interest	15,992	12,737
Accrued environmental remediation	2,108	3,068
Current portion of long-term debt	7,526	—
Other current liabilities	10,476	8,509
Total current liabilities	87,021	79,237
Long-term debt, net of issuance costs	1,232,512	1,355,072
Noncurrent deferred revenue	40,362	42,570
Noncurrent accrued environmental remediation	2,272	2,538
Other noncurrent liabilities	32,184	32,357
Total liabilities	1,394,351	1,511,774
Commitments and contingencies (Note 14)

Mezzanine Capital
Subsidiary Series A Preferred Units (93,039 and 91,439 units issued and outstanding at June 30, 2022 and December 31, 2021, respectively)	113,574	106,325

Partners' Capital
Series A Preferred Units (65,508 and 143,447 units issued and outstanding at June 30, 2022 and December 31, 2021, respectively)	81,290	169,769
Common limited partner capital (10,166,175 and 7,169,834 units issued and outstanding at June 30, 2022 and December 31, 2021, respectively)	721,118	734,594
Total partners' capital	802,408	904,363
TOTAL LIABILITIES AND CAPITAL	$2,310,333	$2,522,462
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands, except per-unit amounts)
Revenues:
Gathering services and related fees	$61,631	$74,233	$125,651	$144,580
Natural gas, NGLs and condensate sales	28,278	16,416	50,736	37,180
Other revenues	9,154	9,392	18,802	17,599
Total revenues	99,063	100,041	195,189	199,359
Costs and expenses:
Cost of natural gas and NGLs	26,831	16,626	49,082	37,102
Operation and maintenance	22,277	17,507	39,339	34,100
General and administrative	10,473	29,360	23,433	39,938
Depreciation and amortization	30,111	28,364	60,556	56,875
Transaction costs	(13)	450	233	217
Gain on asset sales, net	(313)	(4)	(310)	(140)
Long-lived asset impairments	84,614	33	84,628	1,525
Total costs and expenses	173,980	92,336	256,961	169,617
Other income (expense), net	(4)	352	(4)	408
Gain (loss) on interest rate swaps	3,936	(2,686)	10,964	(2,692)
Loss on ECP Warrants	—	(12,159)	—	(13,634)
Interest expense	(24,887)	(15,502)	(49,050)	(29,455)
Loss before income taxes and equity method investment income	(95,872)	(22,290)	(99,862)	(15,631)
Income tax (expense) benefit	(325)	248	(375)	262
Income from equity method investees	4,393	2,304	8,428	4,619
Net loss	$(91,804)	$(19,738)	$(91,809)	$(10,750)
Net income attributable to Subsidiary Series A Preferred Units	(3,164)	(4,089)	(8,877)	(8,021)
Net loss attributable to Summit Midstream Partners, LP	$(94,968)	$(23,827)	$(100,686)	$(18,771)
Less: net income attributable to Series A Preferred Units	(1,888)	(3,849)	(4,108)	(8,136)
Add: deemed contribution from 2022 Preferred Exchange Offer	—	—	20,974	—
Add: deemed contribution from 2021 Preferred Exchange Offer	—	8,326	—	8,326
Net loss attributable to common limited partners	$(96,856)	$(19,350)	$(83,820)	$(18,581)
Net loss per limited partner unit:
Common unit – basic	$(9.53)	$(2.91)	$(8.45)	$(2.91)
Common unit – diluted	$(9.53)	$(2.91)	$(8.45)	$(2.91)

Weighted-average limited partner units outstanding:
Common units – basic	10,166	6,656	9,919	6,392
Common units – diluted	10,166	6,656	9,919	6,392
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

	Partners' Capital
	Series A Preferred Units	Common Limited Partners Capital	Total
	(In thousands)
Partners' capital, January 1, 2022	$169,769	$734,594	$904,363
Net income (loss)	2,220	(7,938)	(5,718)
Unit-based compensation	—	1,690	1,690
Tax withholdings and associated payments on vested SMLP LTIP awards	—	(562)	(562)
Tax withholdings on 2022 Preferred Exchange Offer	—	(2,652)	(2,652)
Effect of 2022 Preferred Exchange Offer, inclusive of a $20.9 million deemed contribution to common unit holders (Note 10)	(92,587)	92,587	—
Partners' capital, March 31, 2022	$79,402	$817,719	$897,121
Net income (loss)	1,888	(96,856)	(94,968)
Unit-based compensation	—	582	582
Tax withholdings and associated payments on vested SMLP LTIP awards	—	(327)	(327)
Partners' capital, June 30, 2022	$81,290	$721,118	$802,408

	Partners' Capital
	Series A Preferred Units	Common Limited Partners Capital	Total
	(In thousands)
Partners' capital, January 1, 2021	$174,425	$748,466	$922,891
Net income	4,287	769	5,056
Unit-based compensation	—	1,967	1,967
Tax withholdings and associated payments on vested SMLP LTIP awards	—	(1,274)	(1,274)
Partners' capital, March 31, 2021	$178,712	$749,928	$928,640
Net income (loss)	3,849	(27,676)	(23,827)
Unit-based compensation	—	1,048	1,048
Tax withholdings and associated payments on vested SMLP LTIP awards	—	(98)	(98)
Tax withholdings on 2021 Preferred Exchange Offer	—	(465)	(465)
Effect of 2021 Preferred Exchange Offer, inclusive of an $8.3 million deemed contribution to common unit holders (Note 10)	(20,654)	20,654	—
Partners' capital, June 30, 2021	$161,907	$743,391	$905,298
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2022	2021
	(In thousands)
Cash flows from operating activities:
Net loss	$(91,809)	$(10,750)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	61,025	57,344
Noncash lease expense	468	519
Amortization of debt issuance costs	4,441	3,447
Unit-based and noncash compensation	2,272	3,015
Income from equity method investees	(8,428)	(4,619)
Distributions from equity method investees	20,451	13,116
Gain on asset sales, net	(310)	(140)
Loss on ECP Warrants	—	13,634
(Gain) loss on interest rate swaps, unsettled	(11,617)	2,692
Long-lived asset impairment	84,628	1,525
Changes in operating assets and liabilities:
Accounts receivable	(3,010)	(1,993)
Trade accounts payable	(1,090)	2,989
Accrued expenses	11,599	(3,127)
Deferred revenue, net	(2,748)	(2,787)
Ad valorem taxes payable	(3,384)	(3,691)
Accrued interest	3,254	—
Accrued environmental remediation, net	(1,226)	(512)
Other, net	(4,357)	15,555
Net cash provided by operating activities	60,159	86,217
Cash flows from investing activities:
Capital expenditures	(14,794)	(5,962)
Proceeds from sale of Lane G&P System, net of cash sold in transaction	75,520	—
Proceeds from asset sale	4,600	8,000
Investment in Double E equity method investee	(8,444)	(48,943)
Net cash provided from (used in) investing activities	56,882	(46,905)
Cash flows from financing activities:
Repayments on Revolving Credit Facility	—	(95,000)
Borrowings under Permian Transmission Credit Facility	—	53,500
Repayments on Permian Transmission Term Loan	(2,242)	—
Repayments on ABL Facility	(139,000)	—
Borrowings on ABL Facility	23,000
Debt issuance costs	—	(5,179)
Proceeds from asset sale	—	260
Other, net	(2,671)	(912)
Net cash used in financing activities	(120,913)	(47,331)
Net change in cash, cash equivalents and restricted cash	(3,872)	(8,019)
Cash, cash equivalents and restricted cash, beginning of period	19,572	15,544
Cash, cash equivalents and restricted cash, end of period	$15,700	$7,525
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
Given the dynamic nature of the COVID-19 pandemic and related market conditions, the Partnership cannot reasonably estimate the period of time that these events will persist or the full extent of the impact they will have on its business. The full extent to which the Partnership’s operations continue to be impacted by the COVID-19 pandemic will depend largely on future developments, which remain highly uncertain and cannot be accurately predicted. While many of the restrictions and measures initially implemented during 2020 have since been softened or lifted in varying degrees in different locations around the world, and the manufacture and distribution of COVID-19 vaccines during 2021 and throughout the first half of 2022 helped to initiate a recovery from the pandemic, the uncertainty regarding new potential variants of COVID-19 and the success of any vaccines in respect thereof, may in the future cause a reduction in global economic activity or prompt the re-imposition of certain restrictions and measures. In addition, even if not required by governmental authorities, increases in COVID-19 cases, such as if a new variant emerges, may result in significantly reduced economic activity, particularly in affected areas, which could result in a sharp reduction in the demand for oil and a decline in oil prices as occurred during 2020.
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
3. DISPOSITION
Lane G&P System. On June 30, 2022, the Partnership, completed the disposition of all the equity interests in Summit Permian, which owns the Lane Gathering and Processing System (“Lane G&P System”), to Longwood Gathering and Disposal Systems, LP (“Longwood”), a wholly owned subsidiary of Matador ͏Resources Company (“Matador”), for a cash sale price of $75.0 million. In connection with the transaction, the Partnership released to a subsidiary of Matador, and Matador agreed to assume, take or-pay firm capacity on the Double E Pipeline. The Partnership is the operator of the Double E joint venture and owns a 70% interest.
During the quarterly period ended June 30, 2022, the Partnership recognized an impairment of $84.5 million related to the disposition of the Lane G&P System based on total cash proceeds received of $77.5 million, including $2.0 million of cash sold in the transaction, net assets of $160.8 million, and other costs to sell of $1.2 million. The cash proceeds were used to reduce amounts outstanding under the ABL Facility and are subject to a final working capital adjustment.
4. REVENUE
The following table presents estimated revenue expected to be recognized during the remainder of 2022 and over the remaining contract period related to performance obligations that are unsatisfied and are comprised of estimated minimum volume commitments.

(In thousands)	2022	2023	2024	2025	2026	Thereafter

Gathering services and related fees	$41,041	$63,214	$52,412	$35,805	$21,024	$—
Revenue by Category. In the following tables, revenue is disaggregated by geographic area and major products and services. For more detailed information about reportable segments, see Note 15 – Segment Information.

	Three Months Ended June 30, 2022
	Gathering services and related fees	Natural gas, NGLs and condensate sales	Other revenues	Total
	(In thousands)
Reportable Segments:
Northeast	$12,940	$—	$—	$12,940
Rockies	16,510	14,927	4,728	36,165
Permian	1,822	10,514	1,298	13,634
Piceance	19,981	2,067	1,276	23,324
Barnett	10,378	786	1,671	12,835
Total reportable segments	61,631	28,294	8,973	98,898
Corporate and other	—	(16)	181	165
Total	$61,631	$28,278	$9,154	$99,063

	Six Months Ended June 30, 2022
	Gathering services and related fees	Natural gas, NGLs and condensate sales	Other revenues	Total
	(In thousands)
Reportable Segments:
Northeast	$27,576	$—	$—	$27,576
Rockies	34,299	28,586	9,885	72,770
Permian	3,669	17,381	2,317	23,367
Piceance	40,052	3,962	2,551	46,565
Barnett	20,055	786	3,734	24,575
Total reportable segments	125,651	50,715	18,487	194,853
Corporate and other	—	21	315	336
Total	$125,651	$50,736	$18,802	$195,189

	Three Months Ended June 30, 2021
	Gathering services and related fees	Natural gas, NGLs and condensate sales	Other revenues	Total
	(In thousands)
Reportable Segments:
Northeast	$17,961	$—	$—	$17,961
Rockies	18,407	8,506	6,098	33,011
Permian	2,262	6,875	1,049	10,186
Piceance	25,527	1,025	1,233	27,785
Barnett	10,076	10	1,012	11,098
Total reportable segments	74,233	16,416	9,392	100,041
Corporate and other	—	—	—	—
Total	$74,233	$16,416	$9,392	$100,041

	Six Months Ended June 30, 2021
	Gathering services and related fees	Natural gas, NGLs and condensate sales	Other revenues	Total
	(In thousands)
Reportable Segments:
Northeast	$32,733	$—	$—	$32,733
Rockies	37,303	20,843	11,309	69,455
Permian	4,461	13,393	1,809	19,663
Piceance	50,311	2,878	2,409	55,598
Barnett	19,772	66	2,072	21,910
Total reportable segments	144,580	37,180	17,599	199,359
Corporate and other	—	—	—	—
Total	$144,580	$37,180	$17,599	$199,359

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

Total
(In thousands)
Contract assets, beginning balance December 31, 2021	$10,327
Additions	4,802
Transfers out	(8,867)
Contract assets, ending balance June 30, 2022	$6,262
As of June 30, 2022, receivables with customers totaled $49.9 million and contract assets totaled $6.3 million and are included in the accounts receivable caption on the unaudited condensed consolidated balance sheets.
As of December 31, 2021, receivables with customers totaled $50.5 million and contract assets totaled $10.3 million and are included in the accounts receivable caption on the unaudited condensed consolidated balance sheets.
Contract liabilities (deferred revenue) relate to the advance consideration received from customers primarily for contributions in aid of construction. The Partnership recognizes contract liabilities under these arrangements in revenue over the contract period. See Note 7 – Deferred Revenue for additional details.
5. PROPERTY, PLANT AND EQUIPMENT
Details on the Partnership’s property, plant and equipment follow.

	June 30, 2022	December 31, 2021
	(In thousands)
Gathering and processing systems and related equipment	$2,077,369	$2,225,267
Construction in progress	31,874	49,082
Land and line fill	10,212	10,644
Other	52,472	51,863
Total	2,171,927	2,336,856
Less: accumulated depreciation	(640,477)	(610,774)
Property, plant and equipment, net	$1,531,450	$1,726,082
Depreciation expense and capitalized interest for the Partnership follow.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Depreciation expense	$23,714	$21,318	$47,762	$42,784
Capitalized interest	251	149	583	324
6. EQUITY METHOD INVESTMENTS
The Partnership has equity method investments in Double E and Ohio Gathering, the balances of which are included in the Investment in equity method investees caption on the unaudited condensed consolidated balance sheets. Details of the Partnership’s equity method investments follow.

	June 30, 2022	December 31, 2021
	(In thousands)
Double E	$284,790	$280,952
Ohio Gathering	234,763	242,244
Total	$519,553	$523,196

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
The balances in deferred revenue as of June 30, 2022 and December 31, 2021 are primarily related to contributions in aid of construction which will be recognized as revenue over the life of the contract.
A rollforward of current deferred revenue follows.

Total
(In thousands)
Current deferred revenue, January 1, 2022	$10,374
Add: additions	2,509
Less: revenue recognized	(3,163)
Current deferred revenue, June 30, 2022	$9,720
A rollforward of noncurrent deferred revenue follows.

Total
(In thousands)
Noncurrent deferred revenue, January 1, 2022	$42,570
Add: additions	269
Less: reclassification to current deferred revenue	(2,477)
Noncurrent deferred revenue, June 30, 2022	$40,362

8. DEBT
Debt for the Partnership at June 30, 2022 and December 31, 2021, follows:

	June 30, 2022	December 31, 2021
	(In thousands)
ABL Facility: Summit Holdings' asset based credit facility due May 1, 2026	$151,000	$267,000
Permian Transmission Credit Facility: Permian Transmission's variable rate senior secured credit facility due March 8, 2028	—	160,000
Permian Transmission Term Loan: Permian Transmission's variable rate senior secured term loan due March 8, 2028	157,758	—
2025 Senior Notes: Summit Holdings' 5.75% senior unsecured notes due April 15, 2025	259,463	259,463
2026 Secured Notes: Summit Holdings' and Finance Corp's 8.50% senior unsecured notes due October 15, 2026	700,000	700,000
Less: unamortized debt discount and debt issuance costs	(28,183)	(31,391)
Total debt	1,240,038	1,355,072
Less: current portion	(7,526)	—
Total long-term debt	$1,232,512	$1,355,072
ABL Facility. On November 2, 2021, the Partnership, the Partnership’s subsidiary, Summit Holdings, and the subsidiaries of Summit Holdings party thereto entered into a first-lien, senior secured credit facility, consisting of a $400.0 million asset-based revolving credit facility (the “ABL Facility”), subject to a borrowing base comprised of a percentage of eligible accounts receivable of Summit Holdings and its subsidiaries that guarantee the ABL Facility (collectively, the “ABL Facility Subsidiary Guarantors”) and a percentage of eligible above-ground fixed assets including eligible compression units, processing plants, compression stations and related equipment of Summit Holdings and the ABL Facility Subsidiary Guarantors. As of June 30,

2022, the most recent borrowing base determination of eligible assets totaled $584.5 million, an amount greater than the $400.0 million of aggregate commitments.
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
As of June 30, 2022, the applicable margin under the adjusted LIBOR borrowings was 3.25%, the interest rate was 4.375% and the available borrowing capacity of the ABL Facility totaled $243.1 million after giving effect to the issuance of $5.9 million in outstanding but undrawn irrevocable standby letters of credit.
The ABL Facility requires that Summit Holdings not permit (i) the First Lien Net Leverage Ratio (as defined in the ABL Agreement) as of the last day of any fiscal quarter to be greater than 2.50:1.00, or (ii) the Interest Coverage Ratio (as defined in the ABL Agreement) as of the last day of any fiscal quarter to be less than 2.00:1.00. As of June 30, 2022, the First Lien Net Leverage Ratio was 0.64:1.00 and the Interest Coverage Ratio was 2.73:1.00 As of June 30, 2022, the Partnership was in compliance with the financial covenants of the ABL Facility.
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
As of June 30, 2022, the applicable margin under adjusted LIBOR borrowings was 2.375%, the interest rate was 3.4% and the available borrowing capacity of the Permian Transmission Credit Facility totaled $7.5 million, subject to a commitment fee of 0.7% after giving effect to the issuance of $7.5 million in outstanding but undrawn irrevocable standby letters of credit and surety bonds. As of June 30, 2022, the Partnership was in compliance with the financial covenants of the Permian Transmission Credit Facility.
Permian Transmission Term Loan. As described above, in January 2022, the Permian Transmission Term Loan Facility was converted into a Term Loan (the “Permian Transmission Term Loan”). The Permian Transmission Term Loan is due on May 8, 2028. As of June 30, 2022, the applicable margin under adjusted LIBOR borrowings was 2.375% and the interest rate was 3.4%. As of June 30, 2022, the Partnership was in compliance with the financial covenants governing the Permian Transmission Term Loan.
In accordance with the terms of the Permian Transmission Term Loan, Permian Transmission is required to make mandatory principal repayments. Below is a summary of the remaining mandatory principal repayments as of June 30, 2022:

(In thousands)	Total	2022	2023	2024	2025	2026	Thereafter
Amortizing principal repayments	$157,758	$2,405	$10,507	$15,524	$16,580	$16,967	$95,775
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
Before October 15, 2023, the Co-Issuers may redeem the 2026 Secured Notes, in whole or in part, at a price equal to 100% of their principal amount, plus a make-whole premium, together with accrued and unpaid interest to, but not including the redemption date. On and after October 15, 2023, the Co-Issuers may redeem all or part of the 2026 Secured Notes at redemption prices (expressed as percentages of principal amount) equal to: (a) 104.250% for the twelve-month period beginning October 15, 2023; (b) 102.125% for the twelve-month period beginning October 15, 2024; and (c) 100.000% for the twelve-month period beginning on October 15, 2025 and at any time thereafter, in each case plus accrued and unpaid interest, if any, to, but not including, the redemption date. As of June 30, 2022, the Partnership was in compliance with the financial covenants governing its 2026 Secured Notes.
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
The Co-Issuers have the right to redeem all or part of the 2025 Senior Notes at a redemption price of 101.438% (with the redemption price declining to 100.00% on April 15, 2023 and thereafter), plus accrued and unpaid interest, if any, to, but not including the redemption date.
As of June 30, 2022, the Partnership was in compliance with the financial covenants governing its 2025 Senior Notes.
9. FINANCIAL INSTRUMENTS
Fair Value. A summary of the estimated fair value of our financial instruments follows.

	June 30, 2022		December 31, 2021
	Carrying Value (1)	Estimated fair value (Level 2)	Carrying Value (1)	Estimated fair value (Level 2)
	(In thousands)
2025 Senior Notes	$259,463	$203,354	$259,463	$234,814
2026 Secured Notes	700,000	628,250	700,000	718,083
________
(1) Excludes applicable unamortized debt issuance costs and debt discounts.
The carrying values on the balance sheets of the ABL Facility and Permian Transmission Term Loan represents their fair value due to its floating interest rate. The fair values of the 2026 Secured Notes and 2025 Senior Notes are based on an average of nonbinding broker quotes as of June 30, 2022 and December 31, 2021. The use of different market assumptions or valuation methodologies may have a material effect on their estimated fair value.
Interest Rate Swaps. In connection with the Permian Transmission Term Loan, formerly the Permian Transmission Credit Facility, the Partnership entered into amortizing interest rate swap agreements. As of June 30, 2022 and December 31, 2021, the outstanding notional amounts of interest rate swaps were $142.0 million and $144.0 million, respectively. These interest rate swaps manage exposure to variability in expected cash flows attributable to interest rate risk. Interest rate swaps convert a portion of the Partnership’s variable rate debt to fixed rate debt. The Partnership chooses counterparties for its derivative instruments that it believes are creditworthy at the time the transactions are entered into, and the Partnership actively monitors the creditworthiness where applicable. However, there can be no assurance that a counterparty will be able to meet its obligations to the Partnership. The Partnership presents its derivative positions on a gross basis and does not net the asset and liability positions.
As of June 30, 2022, the Partnership’s interest rate swap agreements had a fair value of $10.8 million and are recorded within other noncurrent assets, other noncurrent liabilities and other current liabilities within the unaudited condensed consolidated balance sheets. Changes in the derivative instruments’ fair value are determined using level 2 inputs from the fair value hierarchy. For the three and six months ended June 30, 2022, the Company recorded a gain on interest rate swaps of $3.9 million and $11.0 million, respectively.

10. PARTNERS' CAPITAL AND MEZZANINE CAPITAL
Common Units. A rollforward of the number of issued and outstanding common limited partner units follows for the period from December 31, 2021 to June 30, 2022.

Common Units
Units, December 31, 2021	7,169,834
2022 Preferred Exchange Offer, net of units withheld for taxes	2,853,875
Common units issued for SMLP LTIP, net	142,466
Units, June 30, 2022	10,166,175
Series A Preferred Units. As of June 30, 2022, the Partnership had 65,508 Series A Preferred Units outstanding and $17.4 million of accrued and unpaid distributions on its Series A Preferred Units.
Series A Preferred Unit Exchange Offers. In January 2022, the Partnership completed an offer to exchange its Series A Preferred Units for newly issued common units (the “2022 Preferred Exchange Offer”), whereby it issued 2,853,875 SMLP common units, net of units withheld for withholding taxes, in exchange for 77,939 Series A Preferred Units. As a result of the transaction, the Partnership recognized a deemed contribution of $20.9 million from the Series A Preferred Unit holders to the common unit holders.
In April 2021, the Partnership completed an offer to exchange its Series A Preferred Units for newly issued common units (the “2021 Preferred Exchange Offer”), whereby it issued 538,715 SMLP common units, net of units withheld for withholding taxes, in exchange for 18,662 Series A Preferred Units. As a result of the transaction, the Partnership recognized a deemed contribution of $8.3 million from the Series A Preferred Unit holders to the common unit holders.
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
During the six months ended June 30, 2022, the Partnership accrued a $1.6 million of cash distribution, which was paid in July 2022, and elected to make PIK distributions, issuing 1,600 Subsidiary Series A Preferred Units, to the holders of its Subsidiary Series A Preferred Units. As of June 30, 2022, the Partnership had 93,039 Subsidiary Series A Preferred Units issued and outstanding.
If the Subsidiary Series A Preferred Units were redeemed on June 30, 2022, the redemption amount would be $117.6 million when considering the applicable multiple of invested capital metric and make-whole amount provisions contained in the Subsidiary Series A Preferred Unit agreement.
The following table shows the change in our Subsidiary Series A Preferred Unit balance from January 1, 2022 to June 30, 2022, net of $2.5 million and $3.9 million of unamortized issuance costs at June 30, 2022 and December 31, 2021, respectively:

(In thousands)
Balance at December 31, 2021	$106,325
PIK distributions	1,600
Redemption accretion, net of issuance cost amortization	7,277
Cash distribution	(1,628)
Balance at June 30, 2022	$113,574
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

Cash Distribution Policy. In connection with the GP Buy-In Transaction, the Partnership suspended its cash distributions to holders of its common units, commencing with respect to the quarter ended March 31, 2020. Upon the resumption of distributions, the Partnership Agreement requires that it distribute all available cash, subject to reserves established by its General Partner, within 45 days after the end of each quarter to unitholders of record on the applicable record date. The amount of distributions paid under this policy is subject to fluctuations based on the amount of cash the Partnership generates from its business and the decision to make any distribution is determined by the General Partner, taking into consideration the terms of the Partnership Agreement. There were no distributions paid during the three and six months ended June 30, 2022 or during the twelve months ended December 31, 2021.
11. EARNINGS PER UNIT
The following table details the components of EPU.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands, except per-unit amounts)
Numerator for basic and diluted EPU:
Allocation of net loss among limited partner interests:
Net loss	$(91,804)	$(19,738)	$(91,809)	$(10,750)
Net income attributable to Subsidiary Series A Preferred Units	(3,164)	(4,089)	(8,877)	(8,021)
Net loss attributable to Summit Midstream Partners, LP	$(94,968)	$(23,827)	$(100,686)	(18,771)

Less: Net income attributable to Series A Preferred Units	$(1,888)	$(3,849)	$(4,108)	(8,136)
Add: Deemed capital contribution from 2022 Preferred Exchange Offer	—	—	20,974	—
Add: Deemed capital contribution from 2021 Preferred Exchange Offer	$—	$8,326	$—	$8,326
Net loss attributable to common limited partners	$(96,856)	$(19,350)	$(83,820)	$(18,581)

Denominator for basic and diluted EPU:
Weighted-average common units outstanding – basic	10,166	6,656	9,919	6,392
Effect of nonvested phantom units	—	—	—	—
Weighted-average common units outstanding – diluted	10,166	6,656	9,919	6,392

Net income per limited partner unit:
Common unit – basic	$(9.53)	$(2.91)	$(8.45)	$(2.91)
Common unit – diluted	$(9.53)	$(2.91)	$(8.45)	$(2.91)

Nonvested anti-dilutive phantom units excluded from the calculation of diluted EPU	—	169	—	173

12. SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30,
	2022	2021
	(In thousands)
Supplemental cash flow information:
Cash interest paid	$42,039	$27,869
Cash paid for taxes	$149	$15

Noncash investing and financing activities:
Capital expenditures in trade accounts payable (period-end accruals)	$3,738	$6,059
Accretion of Subsidiary Series A Preferred Units, net of issuance cost amortization	$7,277	$5,008
2022 Preferred Exchange Offer	$92,587	$—
2021 Preferred Exchange Offer	$—	$20,654

13. UNIT-BASED AND NONCASH COMPENSATION
SMLP Long-Term Incentive Plan. The Partnership’s Long-Term Incentive Plan (“SMLP LTIP”) provides for equity awards to eligible officers, employees, consultants and directors of the Partnership, thereby linking the recipients’ compensation directly to SMLP’s performance. Significant items to note:
•For the six-month period ended June 30, 2022, the Partnership granted 146,529 phantom units and associated distribution equivalent rights to employees in connection with the Partnership’s annual incentive compensation award cycle. These awards had a grant date fair value of $14.21 per common unit and vest ratably over a 3-year period.
•For the six-month period ended June 30, 2022, the Partnership issued 38,664 common units to the Partnership’s six independent directors in connection with their annual compensation plan. These awards had a grant date fair value of $14.21 per common unit and vested immediately.
•On June 24, 2022, unitholders of the Partnership approved the Summit Midstream Partners, LP 2022 Long-Term Incentive Plan, which increased the number of common units available for issuance to the Partnership’s employees, consultants and directors. As of June 30, 2022, approximately 1.2 million common units remained available for future issuance under the SMLP LTIP, which includes the impact of 0.3 million granted but unvested phantom units.
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
As of June 30, 2022, the Partnership has recognized (i) a current liability for remediation effort expenditures expected to be incurred within the next 12 months and (ii) a noncurrent liability for estimated remediation expenditures expected to be incurred subsequent to June 30, 2023. Each of these amounts represent the Partnership’s best estimate for costs expected to be incurred. Neither of these amounts have been discounted to their present value.
A rollforward of the Partnership’s undiscounted accrued environmental remediation follows and is primarily related to the 2015 Blacktail Release and other environmental remediation activities, as detailed below.

(In thousands)
Accrued environmental remediation, December 31, 2021	$5,606
Payments made	(1,883)
Changes in estimates	657
Accrued environmental remediation, June 30, 2022	$4,380

In 2015, the Partnership learned of the rupture of a four-inch produced water gathering pipeline on the Meadowlark Midstream system near Williston, North Dakota (“2015 Blacktail Release”). On August 4, 2021, subsidiaries of the Partnership entered into the following agreements to resolve the U.S. federal and North Dakota state governments’ environmental claims with respect to the 2015 Blacktail Release: (i) a Consent Decree with the U.S. Department of Justice (“DOJ”), the U.S. Environmental Protection Agency (“EPA”), and the State of North Dakota (“Consent Decree”); (ii) a Plea Agreement with the United States (“Plea Agreement”); and (iii) a Consent Agreement with the North Dakota Industrial Commission (“Consent Agreement” together with the Consent Decree and Plea Agreement, the “Global Settlement”). As of June 30, 2022 and December 31, 2021, the accrued loss liability for the 2015 Blacktail Release was $33.2 million.
Key terms of the Global Settlement included (i) payment of penalties and fines totaling $36.3 million, consisting of $1.25 million in natural resource damages payable to federal and state governments, a $25.0 million payable to the federal government over 5 years, and a $10.0 million payable to state governments over six years, with interest applied to unpaid amounts accruing at a fixed rate of 3.25%, and of which $5.6 million is expected to be paid within the next twelve months; (ii) continuation of remediation efforts at the site of the 2015 Blacktail Release; (iii) other injunctive relief including but not limited to control room management, environmental management system audit, training, and reporting; (iv) guilty pleas by Defendant subsidiary for (a) one charge of negligent discharge of a harmful quantity of oil and (b) one charge of knowing failure to immediately report a discharge of oil; and (v) organizational probation for a minimum period of three years from sentencing, including payment in full of certain components of the fines and penalty amounts. The agreements comprising the Global Settlement were subject to the approval of the U.S. District Court for the District of North Dakota (the “U.S. District Court”). The U.S. District Court entered an order making the civil components of the Global Settlement effective on September 28, 2021 and accepted the sentencing in the Plea Agreement on December 6, 2021, completing approval of the Global Settlement.
In conjunction with the criminal proceedings under the Plea Agreement, the U.S. District Court received two claims for restitution, including claims for diminution in property value and the cost of additional environmental testing. The prosecution notified the U.S District Court that the government declined to support the claims, citing “insufficient evidence to support the claims.” Defendant subsidiary of the Partnership has responded that restitution is not applicable in this matter because claimants did not provide any supporting evidence for their claims that showed any harm, and because the plea agreement in this matter does not permit restitution sought by the claimants. On August 4, 2022, the U.S. District Court denied the claims.
Subsidiaries of the Partnership are also participating in two proceedings before the EPA as a result of the Plea Agreement becoming effective. Following the U.S. District Court’s entering judgment on Defendant subsidiary’s guilty plea to one count of negligent discharge of produced water in violation of the Clean Water Act, Defendant subsidiary was statutorily debarred by operation of law pursuant to 33 U.S.C. § 1368(a) to participate in federal awards performed at the “violating facility,” which EPA determined to be the Marmon subsystem of the produced water gathering system in North Dakota. Defendant has submitted a petition for reinstatement, which was denied by the EPA’s suspension and debarment office (“SDO”) on July 11, 2022. The SDO determined that the term of probation in the Plea Agreement was the appropriate period of time to demonstrate Defendant subsidiary’s change of corporate attitude, policies, practices, and procedures. The Partnership and certain subsidiaries have also received a show cause notice from the EPA requesting us to “show cause” why SDO should not issue a Notice of Proposed Debarment to the Defendant subsidiary and certain affiliates under 2 C.F.R. § 180.800(d), to which we have responded.
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
15. SEGMENT INFORMATION
In accordance with ASC No. 280 - Segment Reporting, the Partnership routinely evaluates whether its reportable segments have changed. In the fourth quarter of 2021, the Partnership changed its segment reporting to align with how the General Partner’s Chief Executive Officer, its chief operating decision maker, reviews financial information in order to allocate resources and assess performance. The new segment reporting as of December 31, 2021, resulted from changes enacted to optimize commercial efforts and geographic workforce in order to better align its commercial, engineering, and operational capabilities. As a result of the revised reportable segment structure, the Partnership has recast the corresponding segment information for all periods presented.
As of June 30, 2022, the Partnership’s reportable segments are:
•Rockies – Includes the Partnership’s wholly owned midstream assets located in the Williston Basin and the DJ Basin.

•Permian – Includes the Partnership’s equity method investment in Double E and its wholly owned Lane G&P System, which was sold on June 30, 2022 to Matador. For additional information regarding the sale of the Lane G&P System, see Note 3 - Disposition.
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
Assets by reportable segment follow.

	June 30, 2022	December 31, 2021
	(In thousands)
Assets:
Northeast	$610,167	$623,224
Rockies	576,087	592,148
Permian	300,994	458,988
Piceance	501,137	524,218
Barnett	305,855	315,055
Total reportable segment assets	2,294,240	2,513,633
Corporate and Other	16,093	8,829
Total assets	$2,310,333	$2,522,462
Segment adjusted EBITDA by reportable segment follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Reportable segment adjusted EBITDA
Northeast	$18,568	$23,361	$38,636	$43,554
Rockies	13,899	14,732	29,729	30,884
Permian	4,817	1,341	8,966	2,592
Piceance	15,350	20,324	31,118	41,358
Barnett	7,247	8,889	16,533	16,905
Total of reportable segments' measures of profit	$59,881	$68,647	$124,982	$135,293

A reconciliation of income or loss before income taxes and income from equity method investees to total of reportable segments' measures of profit follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Reconciliation of income (loss) before income taxes and
income from equity method investees to total of
reportable segments' measures of profit:
Income (loss) before income taxes and income from equity method investees	$(95,872)	$(22,290)	$(99,862)	$(15,631)
Add:
Corporate and Other expense	5,809	41,144	9,627	49,482
Interest expense	24,887	15,502	49,050	29,455
Depreciation and amortization (1)	30,346	28,598	61,025	57,344
Proportional adjusted EBITDA for equity method investees	11,406	6,841	21,858	13,713
Adjustments related to capital reimbursement activity	(1,578)	(2,225)	(3,306)	(3,470)
Unit-based and noncash compensation	582	1,048	2,272	3,015
Gain on asset sales, net	(313)	(4)	(310)	(140)
Long-lived asset impairment	84,614	33	84,628	1,525
Total of reportable segments' measures of profit	$59,881	$68,647	$124,982	$135,293
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
Our financial results are driven primarily by volume throughput across our gathering systems and by expense management. We generate the majority of our revenues from the gathering, compression, treating and processing services that we provide to our customers. A majority of the volumes that we gather, compress, treat and/or process have a fixed-fee rate structure which enhances the stability of our cash flows by providing a revenue stream that is not subject to direct commodity price risk. We also earn a portion of our revenues from the following activities that directly expose us to fluctuations in commodity prices: (i) the sale of physical natural gas and/or NGLs purchased under percentage-of-proceeds or other processing arrangements with certain of our customers in the Rockies, and Piceance segments, (ii) the sale of natural gas we retain from certain Barnett segment customers, (iii) the sale of condensate we retain from our gathering services in the Piceance segment and (iv) additional gathering fees that are tied to the performance of certain commodity price indexes which are then added to the fixed gathering rates.
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

The following table presents certain consolidated and reportable segment financial data. For additional information on our reportable segments, see the "Segment Overview for the Three and Six Months Ended June 30, 2022 and 2021" section included herein.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)		(In thousands)
Net loss	$(91,804)	$(19,738)	$(91,809)	$(10,750)
Reportable segment adjusted EBITDA
Northeast	$18,568	$23,361	$38,636	$43,554
Rockies	13,899	14,732	29,729	30,884
Permian	4,817	1,341	8,966	2,592
Piceance	15,350	20,324	31,118	41,358
Barnett	7,247	8,889	16,533	16,905

Net cash provided by operating activities	$14,113	$34,787	$60,159	$86,217
Capital expenditures (1)	6,091	3,352	14,794	5,962
Proceeds from the disposition of Lane G&P System, net of cash sold in transaction	75,520	—	75,520	—
Investment in Double E equity method investee (2)	—	43,324	8,444	48,943

Repayments on ABL Facility	(105,000)	—	(139,000)	—
Repayments on Revolving Credit Facility	—	(40,000)	—	(95,000)
Borrowings on ABL Facility	23,000	—	23,000	—
Repayments on Permian Transmission Term Loan	(1,147)	—	(2,242)	—
Borrowings under Permian Transmission Credit Facility	—	36,000	—	53,500
________
(1)See "Liquidity and Capital Resources" herein to the unaudited condensed consolidated financial statements for additional information on capital expenditures.
(2)Inclusive of $0.6 and $1.6 million, respectively, of capitalized interest for the three and six months ended June 30, 2021. There was no capitalized interest recorded for the three and six months ended June 30, 2022.
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

Ongoing impact of the COVID-19 pandemic and fluctuations in demand for oil and natural gas. We continue to closely monitor the impact of the COVID-19 pandemic, including its variants, on all aspects of our business, including how it has impacted and will impact our customers, employees, supply chain and distribution network. In response to the COVID-19 pandemic, we modified our business practices, including restricting employee travel and utilizing COVID-19 pandemic tax relief in 2021 (as allowed by the Consolidated Appropriations Act, 2021, the "ERC Tax Credit"). We are unable to predict the broader implications of and the ultimate impact that COVID-19, its variants and related factors may have on our business, future results of operations, financial position or cash flows. Given the dynamic nature of the COVID-19 pandemic and related market conditions, we cannot reasonably estimate the period of time that these events will persist or the full extent of the impact they will have on our business. The extent to which our operations continue to be impacted by the COVID-19 pandemic will depend largely on future developments, which remain highly uncertain and cannot be accurately predicted, including changes in the severity of the pandemic, countermeasures taken by governments, businesses and individuals to slow the spread of the pandemic, and the development and availability of treatments and the extent to which these treatments and vaccines may remain effective as potential new strains of COVID-19 emerge.
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
Cost structure optimization and portfolio management. The Partnership intends to optimize its capital structure in the future by reducing its indebtedness with free cash flow, and when appropriate, it may pursue opportunistic transactions with the objective of increasing long term unitholder value. This may include opportunistic acquisitions, divestitures (such as the disposition of the Lane G&P System), re-allocation of capital to new or existing areas, and development of joint ventures involving our existing midstream assets or new investment opportunities. We believe that our internally generated cash flow, our ABL Facility, the Permian Term Loan Facility, and access to debt or equity will be adequate to finance our strategic initiatives. To attain our overall corporate strategic objectives, we may conduct an asset divestiture, or divestitures, at a transaction valuation that is less than the net book value of the divested asset.
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
Our management uses a variety of financial and operational metrics to analyze our consolidated and segment performance. We view these metrics as important factors in evaluating our profitability. These metrics include:
•throughput volume;
•revenues;
•operation and maintenance expenses;
•capital expenditures; and
•segment adjusted EBITDA.
We review these metrics on a regular basis for consistency and trend analysis. There have been no changes in the composition or characteristics of these metrics during the three and six months ended June 30, 2022.
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

Results of Operations
Consolidated Overview for the Three and Six Months Ended June 30, 2022 and 2021
The following table presents certain consolidated financial and operating data.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)		(In thousands)
Revenues:
Gathering services and related fees	$61,631	$74,233	$125,651	$144,580
Natural gas, NGLs and condensate sales	28,278	16,416	50,736	37,180
Other revenues	9,154	9,392	18,802	17,599
Total revenues	99,063	100,041	195,189	199,359
Costs and expenses:
Cost of natural gas and NGLs	26,831	16,626	49,082	37,102
Operation and maintenance	22,277	17,507	39,339	34,100
General and administrative(2)	10,473	29,360	23,433	39,938
Depreciation and amortization	30,111	28,364	60,556	56,875
Transaction costs	(13)	450	233	217
Gain on asset sales, net	(313)	(4)	(310)	(140)
Long-lived asset impairment	84,614	33	84,628	1,525
Total costs and expenses	173,980	92,336	256,961	169,617
Other income (expense), net	(4)	352	(4)	408
Gain (loss) on interest rate swaps	3,936	(2,686)	10,964	(2,692)
Loss on ECP Warrants	—	(12,159)	—	(13,634)
Interest expense	(24,887)	(15,502)	(49,050)	(29,455)
Loss before income taxes and equity method investment income	(95,872)	(22,290)	(99,862)	(15,631)
Income tax (expense) benefit	(325)	248	(375)	262
Income from equity method investees	4,393	2,304	8,428	4,619
Net loss	$(91,804)	$(19,738)	$(91,809)	$(10,750)

Volume throughput (1):
Aggregate average daily throughput - natural gas (MMcf/d)	1,200	1,441	1,254	1,393
Aggregate average daily throughput - liquids (Mbbl/d)	54	63	60	64
________
(1)Excludes volume throughput for Ohio Gathering and Double E. For additional information, see the Northeast and Permian sections herein under the caption “Segment Overview for the Three and Six Months Ended June 30, 2022 and 2021”.
(2)Includes a $19.3 million incremental loss contingency recognized during the three and six months ended June 30, 2021 for the 2015 Blacktail Release (See Note 14 - Commitments and Contingencies for additional information).

Volumes – Gas.
Natural gas throughput volumes decreased 241 MMcf/d for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily reflecting:
•a volume throughput decrease of 221 MMcf/d for the Northeast segment.
•a volume throughput decrease of 14 MMcf/d for the Piceance segment.
•a volume throughput decrease of 2 MMcf/d for the Permian segment.
•a volume throughput decrease of 6 MMcf/d for the Rockies segment.
•a volume throughput increase of 2 MMcf/d for the Barnett segment.
Natural gas throughput volumes decreased 139 MMcf/d for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily reflecting:
•a volume throughput decrease of 113 MMcf/d for the Northeast segment.
•a volume throughput decrease of 22 MMcf/d for the Piceance segment.
•a volume throughput decrease of 2 MMcf/d for the Permian segment.
•a volume throughput decrease of 6 MMcf/d for the Rockies segment.
•a volume throughput increase of 4 MMcf/d for the Barnett segment.
Volumes – Liquids.
Crude oil and produced water throughput volumes at the Rockies segment decreased for the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021, primarily as a result of natural production declines and weather related downtime, offset by 31 new well connections that came online subsequent to June 30, 2021.
For additional information on volumes, see the "Segment Overview for the Three and Six Months Ended June 30, 2022 and 2021" section herein.
Revenues. Total revenues decreased $1.0 million during the three months ended June 30, 2022 compared to the prior year period, comprised of a $11.9 million increase in natural gas, NGLs and condensate sales, offset by a $12.6 million decrease in gathering services and related fees and a $0.2 million decrease in Other Revenue.
Gathering Services and Related Fees. Gathering services and related fees decreased $12.6 million compared to the three months ended June 30, 2021, primarily reflecting:
•a $5.5 million decrease in the Piceance, primarily due to decreased volume throughput and the expiration of a customer’s minimum volume commitment;
•a $5.0 million decrease in the Northeast, primarily due to decreased volume throughput;
•a $1.9 million decrease in the Rockies, primarily due to decreased volume throughput and the expiration of a customer’s minimum volume commitment contract in the DJ basin.
Natural Gas, NGLs and Condensate Sales. Natural gas, NGLs and condensate revenues increased $11.9 million compared to the three months ended June 30, 2021, primarily reflecting:
•a $6.4 million increase in revenues in the Rockies, primarily as a result of increased commodity prices;
•a $3.6 million increase in revenues from the Permian, primarily as a result of increased commodity prices.
Total revenues decreased $4.2 million during the six months ended June 30, 2022 compared to the prior year period, comprised of an $18.9 million decrease in gathering services and related fees; offset by a $13.6 million increase in natural gas, NGLs and condensate sales, a $1.2 million increase in Other Revenue.
Gathering Services and Related Fees. Gathering services and related fees decreased $18.9 million compared to the six months ended June 30, 2021, primarily reflecting:
•a $10.3 million decrease in the Piceance, primarily due to decreased volume throughput and the expiration of a customer’s minimum volume commitment;
•a $5.2 million decrease in the Northeast, primarily due to decreased volume throughput;

•a $3.0 million decrease in the Rockies, primarily due to decreased volume throughput and the expiration of a customer’s minimum volume commitment contract in the DJ basin.
Natural Gas, NGLs and Condensate Sales. Natural gas, NGLs and condensate revenues increased $13.6 million compared to the six months ended June 30, 2021, primarily reflecting:
•a $7.7 million increase in revenues in the Rockies, primarily as a result of increased commodity prices; and
•a $4.0 million increase in the Permian, primarily due to increased commodity prices.
Costs and Expenses. Total costs and expenses increased $81.6 million during the three months ended June 30, 2022 compared to the three months ended June 30, 2021.
Total costs and expenses increased $87.3 million during the six months ended June 30, 2022 compared to the six months ended June 30, 2021.
Cost of Natural Gas and NGLs. Cost of natural gas and NGLs increased $10.2 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily driven by an increase in commodity prices.
Cost of natural gas and NGLs increased $12.0 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily driven by an increase in commodity prices.
Operation and Maintenance. Operation and maintenance expense increased $4.8 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily as a result of the 2021 recognition of certain commercial settlement benefits and the employee retention tax credit (“ERC Tax Credit”) that were not repeated in 2022.
Operation and maintenance expense increased $5.2 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily as a result of the 2021 recognition of certain commercial settlement benefits and the ERC Tax Credit that were not repeated in 2022 and totaled $5.6 million for the six months ended June 2021.
General and Administrative. General and administrative expense decreased $18.9 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily related to the nonrecurrence of a $19.3 million loss contingency recognized in 2021 (for the 2015 Blacktail Release) and partially offset by $1.0 million of deal costs.
General and administrative expense decreased $16.5 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily related to the nonrecurrence of a $19.3 million loss contingency recognized in 2021 (for the 2015 Blacktail Release), partially offset by $2.4 million of employee severance costs and $1.1 million of deal costs incurred during the six months ended June 30, 2022.
Depreciation and Amortization. Depreciation and amortization expense increased $1.7 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily as a result of increased depreciation expense on certain gas processing equipment.
Depreciation and amortization expense increased $3.7 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily as a result of increased depreciation expense on certain gas processing equipment.
Asset Impairments. During the quarterly period ended June 30, 2022, the Partnership recognized an impairment of $84.5 million related to the disposition of the Lane G&P System.
Interest Expense. Interest expense increased $9.4 million for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily due to higher interest costs resulting from the issuance of the 2026 Secured Notes and borrowings on the Permian Transmission Term Loan, partially offset by principal reduction payments to our credit facilities (ABL Facility and Revolving Credit Facility).
Interest expense increased $19.6 million for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to higher interest costs resulting from the issuance of the 2026 Secured Notes and borrowings on the Permian Transmission Term Loan, partially offset by principal reduction payments to our credit facilities (ABL Facility and Revolving Credit Facility).

Segment Overview for the Three and Six Months Ended June 30, 2022 and 2021
Northeast.
Volume throughput for the Northeast reportable segment follows.

	Northeast
	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Percentage Change	2022	2021	Percentage Change
Average daily throughput (MMcf/d)	632	853	(26)%	687	800	(14)%
Average daily throughput (MMcf/d) (Ohio Gathering)	562	514	9%	580	536	8%
Volume throughput for the Northeast, excluding Ohio Gathering, decreased 26% and 14% compared to the three and six months ended June 30, 2021, respectively, primarily due to natural production declines, maintenance related downtime, and frac-protect activities, partially offset by 18 well connections that came online subsequent to June 30, 2021.
Volume throughput for the Ohio Gathering system increased 9% and 8% compared to the three and six months ended June 30, 2021, respectively, primarily as a result of 16 new well connections that came online subsequent to June 30, 2021, partially offset by natural production declines and frac-protect activities.

Financial data for our Northeast reportable segment follows.

	Northeast
	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Percentage Change	2022	2021	Percentage Change
	(In thousands)			(In thousands)
Revenues:
Gathering services and related fees	$12,940	$17,961	(28)%	$27,576	$32,733	(16)%
Total revenues	12,940	17,961	(28)%	27,576	32,733	(16)%
Costs and expenses:
Operation and maintenance	1,588	1,316	21%	3,235	2,596	25%
General and administrative	237	104	128%	420	254	65%
Depreciation and amortization	4,338	4,229	3%	8,638	8,459	2%
(Gain) loss on asset sales, net	—	8	*	(10)	(54)	*
Long-lived asset impairment	—	(8)	*	—	130	*
Total costs and expenses	6,163	5,649	9%	12,283	11,385	8%
Add:
Depreciation and amortization	4,338	4,229		8,638	8,459
Adjustments related to capital reimbursement activity	(20)	(21)		(40)	(42)
(Gain) loss on asset sales, net	—	8		(10)	(54)
Long-lived asset impairment	—	(8)		—	130
Proportional adjusted EBITDA for Ohio Gathering	7,473	6,841		14,749	13,713
Other	—	—		6	—
Segment adjusted EBITDA	$18,568	$23,361	(21)%	$38,636	$43,554	(11)%
________
* Not considered meaningful
Three and six months ended June 30, 2022. Segment adjusted EBITDA decreased $4.8 million and $4.9 million, respectively, compared to the three and six months ended June 30, 2021 primarily as a result of a $5.0 million and $5.2 million, respectively, decrease in revenues from gathering services and related fees for the three and six months ended June 30, 2022, partially offset by a $0.6 million and $1.0 million, respectively, increase in proportional adjusted EBITDA from Ohio Gathering.

Rockies.
Volume throughput for our Rockies reportable segment follows.

	Rockies
	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Percentage Change	2022	2021	Percentage Change
Aggregate average daily throughput - natural gas (MMcf/d)	29	35	(17%)	29	35	(17%)
Aggregate average daily throughput - liquids (Mbbl/d)	54	63	(14%)	60	64	(6%)
Natural gas. Natural gas volume throughput decreased 17% compared to the three and six months ended June 30, 2021, primarily reflecting natural production declines and weather related downtime, partially offset by five new well connections that came online subsequent to June 30, 2021.
Liquids. Liquids volume throughput decreased 14% and 6% compared to the three and six months ended June 30, 2021, primarily associated with natural product declines and operational and weather related downtime, partially offset by 31 new well connections that came online subsequent to June 30, 2021.
Financial data for our Rockies reportable segment follows.

	Rockies
	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021	Percentage Change	2022		2021	Percentage Change
	(In thousands)				(In thousands)
Revenues:
Gathering services and related fees	$16,510		$18,407	(10)%	$34,299		$37,303	(8%)
Natural gas, NGLs and condensate sales	14,927		8,506	75%	28,586		20,843	37%
Other revenues	4,728		6,098	(22)%	9,885		11,309	(13)%
Total revenues	36,165		33,011	10%	72,770		69,455	5%
Costs and expenses:
Cost of natural gas and NGLs	14,207		8,762	62%	27,629		21,103	31%
Operation and maintenance	7,214		7,365	(2%)	13,426		14,201	(5%)
General and administrative	515		1,682	(69%)	1,199		2,355	(49%)
Depreciation and amortization	7,471		7,459	0%	14,919		14,933	0%
(Gain) loss on asset sales, net	—		(5)	*	14		(22)	*
Long-lived asset impairment	98		41	*	111		136	*
Total costs and expenses	29,505		25,304	17%	57,298		52,706	9%
Add:
Depreciation and amortization	7,471		7,459		14,919		14,933
Adjustments related to capital reimbursement activity	(462)		(470)		(940)		(935)
(Gain) loss on asset sales, net	—		(5)		14		(22)
Long-lived asset impairment	98		41		111		136
Other	132	—	—		153	—	23
Segment adjusted EBITDA	$13,899		$14,732	(6)%	$29,729		$30,884	(4%)
_______
* Not considered meaningful
Three and six months ended June 30, 2022. Segment adjusted EBITDA decreased $0.8 million and $1.2 million, respectively, compared to the three and six months ended June 30, 2021 primarily due to lower volume throughput on our systems as previously discussed, as well as the expiration of a customer’s minimum volume commitment contract in the DJ basin, partially offset by $0.2 million and $0.8 million, respectively, of lower operating and maintenance expenses.

Permian.
Volume throughput for our Permian reportable segment follows.

	Permian
	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Percentage Change	2022	2021	Percentage Change
Average daily throughput (MMcf/d)	27	29	(7%)	27	29	(7%)
Average daily throughput (MMcf/d) (Double E)	314	—	n/a	251	—	n/a
On June 30, 2022, we completed the sale of our Lane G&P System. The volumes above include daily volume throughput data through the date of sale. Subsequent to the date of sale, the Permian reportable segment will consist solely of our equity method investment in Double E.
Volume throughput, excluding Double E, decreased 7% compared to the three and six months ended June 30, 2021, primarily as a result of natural production declines, partially offset by four new connections that came online subsequent to June 30, 2021.
Double E commenced operations during November 2021. Volume throughput for Double E for the three and six months ended June 30, 2021 averaged 314 MMcf per day and 251 MMcf per day, respectively.
The following table presents the MVC quantities that Double E’s shippers have contracted to with firm transportation service agreements and related negotiated rate agreements.

(Amounts in MMBTU/day)	Weighted average MVC quantities for the year ended December 31,
2022	622,603
2023	839,247
2024	990,205
2025	1,000,000
2026	1,000,178
2027	1,000,000
2028	1,002,562
2029	1,000,000
2030	1,000,000
2031	832,877

Financial data for our Permian reportable segment follows.

	Permian
	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Percentage Change	2022	2021	Percentage Change
	(In thousands)			(In thousands)
Revenues:
Gathering services and related fees	$1,822	$2,262	(19%)	$3,669	$4,461	(18%)
Natural gas, NGLs and condensate sales	10,514	6,875	53%	17,381	13,393	30%
Other revenues	1,298	1,049	24%	2,317	1,809	28%
Total revenues	13,634	10,186	34%	23,367	19,663	19%
Costs and expenses:
Cost of natural gas and NGLs	10,721	7,167	50%	17,813	14,183	26%
Operation and maintenance	1,779	1,527	17%	3,083	2,519	22%
General and administrative	187	166	13%	550	384	43%
Depreciation and amortization	1,236	1,464	(16)%	2,733	2,933	(7)%
Gain on asset sales, net	(13)	—	*	(13)	—	*
Long-lived asset impairment	84,516	—	*	84,516	—	*
Total costs and expenses	98,426	10,324	853%	108,682	20,019	443%
Add:
Depreciation and amortization	1,236	1,464		2,733	2,933
Adjustments related to capital reimbursement activity	(63)	—		(63)	—
Gain on asset sales, net	(13)	—		(13)	—
Long-lived asset impairment	84,516	—		84,516	—
Proportional adjusted EBITDA for Double E	3,933	—		7,108	—
Other	—	15		—	15
Segment adjusted EBITDA	$4,817	$1,341	259%	$8,966	$2,592	246%
________
*Not considered meaningful
Three and six months ended June 30, 2022. Segment adjusted EBITDA increased $3.5 million and $6.4 million compared to the three and six months ended June 30, 2021, primarily reflecting an increase in proportional adjusted EBITDA from Double E.

Piceance.
Volume throughput for our Piceance reportable segment follows.

	Piceance
	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Percentage Change	2022	2021	Percentage Change
Aggregate average daily throughput (MMcf/d)	312	326	(4%)	312	334	(7%)
Volume throughput decreased 4% and 7%, respectively, compared to the three and six months ended June 30, 2021, as a result of natural production declines, partially offset by 9 new well connections that came online in October 2021.
Financial data for our Piceance reportable segment follows.

	Piceance
	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Percentage Change	2022	2021	Percentage Change
	(In thousands)			(In thousands)
Revenues:
Gathering services and related fees	$19,981	$25,527	(22%)	$40,052	$50,311	(20%)
Natural gas, NGLs and condensate sales	2,067	1,025	102%	3,962	2,878	38%
Other revenues	1,276	1,233	3%	2,551	2,409	6%
Total revenues	23,324	27,785	(16%)	46,565	55,598	(16%)
Costs and expenses:
Cost of natural gas and NGLs	1,266	697	82%	2,374	1,816	31%
Operation and maintenance	5,785	5,367	8%	11,058	10,309	7%
General and administrative	326	345	(6)%	654	643	2%
Depreciation and amortization	12,846	10,757	19%	25,626	21,631	18%
(Gain) loss on asset sales, net	(300)	4	*	(300)	(53)	*
Long-lived asset impairment	—	—	*	—	970	*
Total costs and expenses	19,923	17,170	16%	39,412	35,316	12%
Add:
Depreciation and amortization	12,846	10,757		25,626	21,631
Adjustments related to capital reimbursement activity	(702)	(1,403)		(1,601)	(1,831)
(Gain) loss on asset sales, net	(300)	4		(300)	(53)
Long-lived asset impairment	—	—		—	970
Other	105	351		240	359
Segment adjusted EBITDA	$15,350	$20,324	(24%)	$31,118	$41,358	(25%)
________
*Not considered meaningful
Three and six months ended June 30, 2022. Segment adjusted EBITDA decreased $5.0 million and $10.2 million, respectively, compared to the three and six months ended June 30, 2021, primarily reflecting a decrease in volume throughput as a result of natural production declines as discussed above as well as $3.6 million and $7.0 million in reduced revenue for the three and six month periods, respectively, related to the expiration of a customer’s minimum volume commitment contract in 2021.

Barnett.
Volume throughput for our Barnett reportable segment follows.

	Barnett
	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Percentage Change	2022	2021	Percentage Change
Average daily throughput (MMcf/d)	200	198	1%	199	195	2%
Volume throughput increased 1% and 2% compared to the three and six months ended June 30, 2021, primarily as a result of eleven wells that came online subsequent to June 30, 2021, partially offset by natural production declines.
Financial data for our Barnett reportable segment follows.

	Barnett
	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Percentage Change	2022	2021	Percentage Change
	(In thousands)			(In thousands)
Revenues:
Gathering services and related fees	$10,378	$10,076	3%	$20,055	$19,772	1%
Natural gas, NGLs and condensate sales	786	10	7,760%	786	66	1,091%
Other revenues (1)	1,671	1,012	65%	3,734	2,072	80%
Total revenues	12,835	11,098	16%	24,575	21,910	12%
Costs and expenses:
Operation and maintenance	5,220	1,852	182%	7,344	4,316	70%
General and administrative	272	260	5%	514	495	4%
Depreciation and amortization	3,790	3,798	—	7,582	7,596	—
Gain on asset sales, net	—	(11)	*	—	(11)	*
Long-lived asset impairment	—	—	*	—	289	*
Total costs and expenses	9,282	5,899	57%	15,440	12,685	22%
Add:
Depreciation and amortization	4,025	4,032		8,051	8,064
Adjustments related to capital reimbursement activity	(331)	(331)		(658)	(662)
Gain on asset sales, net	—	(11)		—	(11)
Long-lived asset impairment	—	—		—	289
Other	—	—		5	—
Segment adjusted EBITDA	$7,247	$8,889	(18)%	$16,533	$16,905	(2)%
________
*Not considered meaningful
(1)Includes the amortization expense associated with our favorable gas gathering contracts as reported in Other revenues.
Three and six months ended June 30, 2022. Segment adjusted EBITDA decreased $1.6 million and $0.4 million, respectively, compared to the three and six months ended June 30, 2021, primarily as a result of higher general operating expenses that resulted from the nonrecurrence of commercial settlements that benefited the segment’s financial results in 2021, partially offset by a $0.7 million and $1.7 million increase in other revenues for the three and six months ended June 30, 2022.

Corporate and Other Overview for the Three and Six Months Ended June 30, 2022 and 2021
Corporate and Other represents those results that are not specifically attributable to a reportable segment or that have not been allocated to our reportable segments, including certain general and administrative expense items, natural gas and crude oil marketing services, transaction costs and interest expense.

	Corporate and Other
	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Percentage Change	2022	2021	Percentage Change
	(In thousands)			(In thousands)
Revenues:
Total revenues	$165	$—	*	$336	$—	*
Costs and expenses:
Operation and maintenance	$691	$80	*	$1,193	$159	*
General and administrative(1)	8,936	26,803	(67)%	20,096	35,808	(44)%
Transaction costs	(13)	450	*	233	217	*
Interest expense	24,887	15,502	61%	49,050	29,455	67%
________
* Not considered meaningful
(1)Inclusive of a $19.3 million incremental loss contingency accrual during the three months ended June 30, 2021 related to the 2015 Blacktail Release (See Note 14 - Commitments and Contingencies for additional information).
General and Administrative. General and administrative expense decreased by $17.9 million, compared to the three months ended June 30, 2021, primarily related to the nonrecurrence of a $19.3 million loss contingency recognized in 2021 (for the 2015 Blacktail Release) and partially offset by $1.0 million of deal costs.
General and administrative expense decreased by $15.7 million, compared to the six months ended June 30, 2021, primarily related to primarily related to the nonrecurrence of a $19.3 million loss contingency recognized in 2021 (for the 2015 Blacktail Release), partially offset by $2.4 million of employee severance costs and $1.1 million of deal costs incurred during the six months ended June 30, 2022.
Interest Expense. The increase in interest expense for the three and six months ended June 30, 2022, compared to three and six months ended June 30, 2021, was primarily due to higher interest costs resulting from the issuance of the 2026 Secured Notes and borrowings on the Permian Transmission Term Loan, partially offset by principal reduction payments to our credit facilities (ABL Facility and Revolving Credit Facility).
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
We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of June 30, 2022, our material off-balance sheet arrangements and transactions include (i) letters of credit outstanding against our ABL Facility aggregating to $5.9 million, (ii) letters of credit outstanding against our Permian Transmission Credit Facility aggregating to $7.5 million. There are no other transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of our capital resources.

Indebtedness Compliance as of June 30, 2022. As of June 30, 2022, we were in compliance with all covenants contained in the Senior Notes, ABL Facility and the Permian Transmission Credit Facility. The ABL Facility requires that Summit Holdings not permit (i) the First Lien Net Leverage Ratio (as defined in the ABL Agreement) as of the last day of any fiscal quarter to be greater than 2.50:1.00, or (ii) the Interest Coverage Ratio (as defined in the ABL Agreement) as of the last day of any fiscal quarter to be less than 2.00:1.00. As of June 30, 2022, the First Lien Net Leverage Ratio and Interest Coverage Ratio was 0.64:1.00 and 2.73:1.00, respectively.
Credit Agreements and Financing Activities
ABL Facility. As of June 30, 2022, we had a $400.0 million revolving ABL Facility with a maturity date of May 1, 2026. As of June 30, 2022, the outstanding balance of the ABL Facility was $151.0 million and the available borrowing capacity totaled $243.1 million after giving effect to the issuance thereunder of $5.9 million of outstanding but undrawn irrevocable standby letters of credit.
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
The ABL Facility includes an ability of the administrative agent to transition loans based on LIBOR to loans based on term SOFR or daily simple SOFR. The adjustment rate upon a transition to term SOFR is 11.448 bps for a one-month tenor, 26.161 bps for a three-month tenor, 42.826 for a six-month tenor, and 71.513 for a twelve-month tenor. This transition has not yet occurred with the ABL Facility.
Cash Flows
The components of the net change in cash and cash equivalents were as follows:

	Six Months Ended June 30,
	2022	2021
	(In thousands)
Net cash provided by operating activities	$60,159	$86,217
Net cash provided by (used in) investing activities	56,882	(46,905)
Net cash used in financing activities	(120,913)	(47,331)
Net change in cash, cash equivalents and restricted cash	$(3,872)	$(8,019)
Operating activities.
Cash flows provided by operating activities for the six months ended June 30, 2022 primarily reflected:
•a net loss of $91.8 million plus positive adjustments of $152.9 million for non-cash operating items.
Cash flows provided by operating activities for the six months ended June 30, 2021 primarily reflected:
•net loss of $10.8 million plus adjustments of $90.5 million for non-cash items; and
•    $6.4 million increase in working capital accounts.
Investing activities.
Cash flows provided by investing activities during the six months ended June 30, 2022 primarily reflected:
•$75.5 million of cash proceeds from the disposition of the Lane G&P System, net of cash sold in the transaction;

•$4.6 million of cash proceeds from the sale of compressors; offset by
•$14.8 million cash outflow for capital expenditures; and
•$8.4 million of cash investments in the Double E Project.
Cash flows used in investing activities during the six months ended June 30, 2021 primarily reflected:
•$48.9 million for cash investments in the Double E Project;
•$6.0 million cash outflow for capital expenditures; offset by
•$8.0 million of cash proceeds from the sale of compressors.
Financing activities.
Cash flows used in financing activities during the six months ended June 30, 2022 primarily reflected:
•$139.0 million of cash outflow for repayments on the ABL Facility, offset by
•$23.0 million from borrowings on ABL Facility.
Cash flows used in financing activities during the six months ended June 30, 2021 primarily reflected:
•$95.0 million of cash outflow for repayments on the Revolving Credit Facility;
•$5.2 million of cash payments related to debt issuance costs; offset by
•$53.5 million from borrowings under the Permian Transmission Credit Facility.
Capital Requirements
Overall.
Our business is capital intensive, requiring significant investment for the maintenance of existing gathering systems and the acquisition or construction and development of new gathering systems and other midstream assets and facilities. Our Partnership Agreement requires that we categorize our capital expenditures as either:
•maintenance capital expenditures, which are cash expenditures (including expenditures for the addition or improvement to, or the replacement of, our capital assets or for the acquisition of existing, or the construction or development of, new capital assets) made to maintain our long-term operating income or operating capacity; or
•expansion capital expenditures, which are cash expenditures incurred for acquisitions or capital improvements that we expect will increase our operating income or operating capacity over the long term.
For the six months ended June 30, 2022, cash paid for capital expenditures totaled $14.8 million which included $4.8 million of maintenance capital expenditures. For the six months ended June 30, 2022, there were no contributions to Ohio Gathering and we contributed $8.4 million to Double E.
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
There are a number of risks and uncertainties that could cause our current expectations to change, including, but not limited to, (i) the ability to reach agreements with third parties; (ii) prevailing conditions and outlook in the natural gas, crude oil and NGLs and markets, and (iii) our ability to obtain financing from commercial banks, the capital markets, or other financing sources.
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
Generally, if the Partnership does not offer to purchase designated annual amounts of its 2026 Secured Notes or reduce its first lien capacity under the 2026 Secured Notes Indenture per annum from 2023 through 2025, the interest rate on the 2026 Secured Notes are subject to certain rate escalations. Per the terms of the 2026 Secured Notes Indenture, the designated amounts are; (i)

$50.0 million in aggregate by April 1, 2023, otherwise the interest rate shall automatically increase by 50 basis points per annum; (ii) $100.0 million in aggregate by April 1, 2024, otherwise the interest rate shall automatically increase by 100 basis points per annum (minus any amount previously increased); and (iii) $200.0 million in aggregate by April 1, 2025, otherwise the interest rate shall automatically increase by 200 basis points per annum (minus any amount previously increased).
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
Off-Balance Sheet Arrangements
During the three and six months ended June 30, 2022, there were no material changes to the off-balance sheet obligations disclosed in our 2021 Annual Report other than the following. On June 30, 2022, in connection with the disposition of the Lane G&P System, a subsidiary of Matador Resources assumed our commitment related to the take-or-pay firm capacity on the Double E Pipeline. The assumption of the take-or-pay contract relieved the Partnership of $29.2 million of remaining firm transportation obligations to Double E as of June 30, 2022.
Summarized Financial Information
The supplemental summarized financial information below reflects SMLP's separate accounts, the combined accounts of Summit Holdings and Finance Corp. (together, the “Co-Issuers”) and its guarantor subsidiaries (the “Guarantor Subsidiaries” and together with the Co-Issuers, the “Obligor Group”) for the dates and periods indicated. The financial information of the Obligor Group is presented on a combined basis and intercompany balances and transactions between the Co-Issuers and Guarantor Subsidiaries have been eliminated. There were no reportable transactions between the Co-Issuers and Obligor Group and the subsidiaries that were not issuers or guarantors of the Senior Notes.
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
On June 30, 2022, the Partnership completed the disposition of all the equity interests in Summit Permian and Summit Permian Finance for a cash sale price of $75.0 million. In connection with the sale, the status of Summit Permian and Summit Permian Finance as guarantor subsidiaries was modified prior to the disposition. The summarized financial information below presents the activities and balances of Summit Permian and Summit Permian Finance as guarantor subsidiaries for all summarized income statement periods and balance sheet dates presented in which they were owned by the Partnership. Summit Permian and Summit Permian Finance were not included in the Partnership’s balance sheet as of June 30, 2022 and their assets and liabilities are not included in the June 30, 2022 summarized balance sheet below.
Summarized Balance Sheet Information. Summarized balance sheet information as of June 30, 2022 and December 31, 2021 follows.

	June 30, 2022
	SMLP	Obligor Group
	(In thousands)
Assets
Current assets	$3,577	$66,579
Noncurrent assets	5,424	1,930,417

Liabilities
Current liabilities	$11,388	$57,259
Noncurrent liabilities	2,470	1,158,937

	December 31, 2021
	SMLP	Obligor Group
	(In thousands)
Assets
Current assets	$2,495	$70,483
Noncurrent assets	4,776	2,149,300

Liabilities
Current liabilities	$12,463	$58,658
Noncurrent liabilities	1,771	1,274,803
Summarized Statements of Operations Information. For the purposes of the following summarized statements of operations, we allocate a portion of general and administrative expenses recognized at the SMLP parent to the Obligor Group to reflect what those entities' results would have been had they operated on a stand-alone basis. Summarized statements of operations for the six months ended June 30, 2022 and for the year ended December 31, 2021 follow.

	Six Months Ended June 30, 2022
	SMLP	Obligor Group
	(In thousands)
Total revenues	$—	$195,189
Total costs and expenses	1,020	255,077
Loss before income taxes and income from equity method investees	(1,020)	(106,113)
Income from equity method investees	—	6,280
Net loss	$(1,393)	$(99,833)

	Year Ended December 31, 2021
	SMLP	Obligor Group
	(In thousands)
Total revenues	$—	$400,619
Total costs and expenses	23,989	317,975
Income (loss) before income taxes and loss from equity method investees	(37,618)	13,931
Income from equity method investees	—	9,116
Net income (loss)	$(37,291)	$23,047
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our interest rate risk exposure, which is largely related to our indebtedness, has not changed materially since December 31, 2021. As of June 30, 2022, we had approximately $959.5 million principal of fixed-rate debt, $151.0 million outstanding under our variable rate ABL Facility and $157.8 million outstanding under the variable rate Permian Transmission Term Loan (see Note 8 - Debt). As of June 30, 2022, we had $142.0 million of interest rate exposure hedged to offset the impact of changes in interest rates on our Permian Transmission Term Loan. While existing fixed-rate debt mitigates the downside impact of fluctuations in interest rates, future issuances of long-term debt could be impacted by increases in interest rates, which could result in higher overall interest costs. In addition, the borrowings under our ABL Facility, which have a variable interest rate, also expose us to the risk of increasing interest rates. For additional information, see the "Interest Rate Risk" section included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the 2021 Annual Report and updates to our risk factors included herein.
Commodity Price Risk
We generate a majority of our revenues pursuant to primarily long-term and fee-based gathering agreements, many of which include MVCs and areas of mutual interest. Our direct commodity price exposure relates to (i) the sale of physical natural gas and/or NGLs purchased under percentage-of-proceeds and other processing arrangements with certain of our customers in the Rockies, and Piceance segments, (ii) the sale of natural gas we retain from certain Barnett segment customers and (iii) the sale of condensate we retain from certain gathering services in the Piceance segment. Our gathering agreements with certain Barnett customers permit us to retain a certain quantity of natural gas that we sell to offset the power costs we incur to operate our electric-drive compression assets. We manage our direct exposure to natural gas and power prices through the use of forward power purchase contracts with wholesale power providers that require us to purchase a fixed quantity of power at a fixed heat rate based on prevailing natural gas prices on the Henry Hub Index. We sell retainage natural gas at prices that are based on the Atmos Zone 3 Index. By basing the power prices on a system and basin-relevant market, we are able to closely associate the relationship between the compression electricity expense and natural gas retainage sales. We do not enter into risk management contracts for speculative purposes. Our current commodity price risk exposure has not changed materially since December 31, 2021. For additional information, see the "Commodity Price Risk" section included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the 2021 Annual Report.
Item 4. Controls and Procedures.
Under the direction of our General Partner's Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of June 30, 2022 and (ii) no change in internal control over financial reporting occurred during the quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
A merits hearing is currently scheduled for March 6, 2023 in Houston, Texas. MCSI seeks alleged damages totaling approximately $12 million on various theories, including breach of contract, quantum meruit and fraud, plus interest, fees and costs. Summit denies all liability and seeks to recover all costs and fees associated with defending the arbitration. We do not currently believe that the eventual outcome of this matter could have a material adverse effect on our business, financial condition, results of operations or cash flows. In conjunction with the disposition of Lane Gathering and Processing system on June 30, 2022, Summit Holdings provided the buyer with an indemnity for and hold harmless from these claims.
Fiberspar Corporation
On May 3, 2022, Fiberspar Corporation filed a petition in state court alleging $5 million or more owed but not paid by Summit Midstream Partners, LLC for orders of pipeline product from Fiberspar. The petition asserts causes of action for breach of contract and suit on sworn account. A civil action on the same claims had been filed by Fiberspar on January 29, 2016, which was non-suited on September 26, 2016 pursuant to an agreement that included a standstill period through September 30, 2021. We have not been served with the petition, which is pending in the District Court of Harris County, Texas.
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

3.4		Certificate of Formation of Summit Midstream GP, LLC (Incorporated herein by reference to Exhibit 3.4 to SMLP's Form S-1 Registration Statement dated August 21, 2012 (Commission File No. 333-183466))
10.1	+	Purchase and Sale Agreement, dated as of June 9, 2022, among Summit Midstream Holdings, LLC as Seller, Longwood Gathering and Disposal Systems, LP as Buyer, and Summit Midstream Partners LP
10.2
Form of Summit Midstream Partners, LP 2012 Long-Term Incentive Plan Grant Award Agreement (Incorporated herein by reference to Exhibit 10.54 to SMLP’s Annual Report on Form 10-K filed February 28, 2022 (Commission File No. 001-35666))

10.3
Summit Midstream Partners, LP 2022 Long-Term Incentive Plan (incorporated herein by reference to Appendix B to SMLP’s definitive proxy statement on Schedule 14A filed March 31, 2022 (Commission File No. 001-35666))

22.1
Summit Midstream Partners, LP Subsidiary Issuers and Guarantors of Registered Securities (Incorporated herein by reference to Exhibit 22.1 to SMLP's Report on Form 10-Q filed May 8, 2020 (Commission File No. 001-35666))

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

Summit Midstream Partners, LP
(Registrant)

By: Summit Midstream GP, LLC (its General Partner)

August 5, 2022	/s/ WILLIAM J. MAULT
William J. Mault, Executive Vice President and Chief Financial Officer (Principal Financial Officer)