Form 10-Q
period 2022-09-30
Summit Midstream Partners, LP
filed 2022-11-07
CIK 1549922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	As of October 28, 2022
Common Units	10,176,582 units

COMMONLY USED OR DEFINED TERMS

2015 Blacktail Release	a 2015 rupture of our four-inch produced water gathering pipeline near Williston, North Dakota
2025 Senior Notes	Summit Holdings' and Finance Corp.’s 5.75% senior unsecured notes due April 2025
2026 Secured Notes	Summit Holdings' and Finance Corp.’s 8.500% senior secured second lien notes due 2026
ABL Facility	the asset-based lending credit facility governed by the ABL Agreement
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
Guarantor Subsidiaries
Grand River and its subsidiaries, DFW Midstream, Red Rock Gathering, Summit Marketing, OpCo, Summit Niobrara, Summit Utica, Meadowlark Midstream, Summit Permian II, Mountaineer Midstream and, prior to their respective divestitures, Bison Midstream and its subsidiaries, Summit Permian and Permian Finance

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(In thousands, except unit amounts)
ASSETS
Cash and cash equivalents	$10,450	$7,349
Restricted cash	3,514	12,223
Accounts receivable	57,593	62,121
Other current assets	4,834	5,676
Total current assets	76,391	87,369
Property, plant and equipment, net	1,477,051	1,726,082
Intangible assets, net	144,002	172,927
Investment in equity method investees	513,974	523,196
Other noncurrent assets	28,254	12,888
TOTAL ASSETS	$2,239,672	$2,522,462

LIABILITIES AND CAPITAL
Trade accounts payable	$9,448	$10,498
Accrued expenses	7,999	14,462
Deferred revenue	9,176	10,374
Ad valorem taxes payable	6,353	8,570
Accrued compensation and employee benefits	7,857	11,019
Accrued interest	34,185	12,737
Accrued environmental remediation	1,604	3,068
Current portion of long-term debt	9,009	—
Other current liabilities	11,474	8,509
Total current liabilities	97,105	79,237
Long-term debt, net of issuance costs	1,165,189	1,355,072
Noncurrent deferred revenue	38,793	42,570
Noncurrent accrued environmental remediation	2,272	2,538
Other noncurrent liabilities	29,269	32,357
Total liabilities	1,332,628	1,511,774
Commitments and contingencies (Note 14)

Mezzanine Capital
Subsidiary Series A Preferred Units (93,039 and 91,439 units issued and outstanding at September 30, 2022 and December 31, 2021, respectively)	115,223	106,325

Partners' Capital
Series A Preferred Units (65,508 and 143,447 units issued and outstanding at September 30, 2022 and December 31, 2021, respectively)	83,252	169,769
Common limited partner capital (10,176,582 and 7,169,834 units issued and outstanding at September 30, 2022 and December 31, 2021, respectively)	708,569	734,594
Total partners' capital	791,821	904,363
TOTAL LIABILITIES AND CAPITAL	$2,239,672	$2,522,462
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands, except per-unit amounts)
Revenues:
Gathering services and related fees	$61,814	$70,924	$187,465	$215,504
Natural gas, NGLs and condensate sales	16,628	22,121	67,364	59,301
Other revenues	10,240	9,000	29,042	26,599
Total revenues	88,682	102,045	283,871	301,404
Costs and expenses:
Cost of natural gas and NGLs	15,080	21,072	64,162	58,174
Operation and maintenance	21,877	20,781	61,216	54,881
General and administrative	8,550	8,477	31,983	48,414
Depreciation and amortization	28,841	30,992	89,397	87,866
Transaction costs	1,517	1,060	1,750	1,276
Gain on asset sales, net	(99)	(212)	(409)	(352)
Long-lived asset impairments	7,016	248	91,644	1,773
Total costs and expenses	82,782	82,418	339,743	252,032
Other income (expense), net	—	753	(4)	(1,532)
Gain on interest rate swaps	5,527	—	16,491	—
Loss on sale of business	(85)	—	(85)	—
Loss on ECP Warrants	—	—	—	(13,634)
Interest expense	(24,932)	(15,530)	(73,982)	(44,985)
Income (loss) before income taxes and equity method investment income	(13,590)	4,850	(113,452)	(10,779)
Income tax (expense) benefit	68	79	(307)	341
Income from equity method investees	5,734	2,075	14,162	6,694
Net income (loss)	$(7,788)	$7,004	$(99,597)	$(3,744)
Net income attributable to Subsidiary Series A Preferred Units	(3,278)	(4,253)	(12,155)	(12,274)
Net income (loss) attributable to Summit Midstream Partners, LP	$(11,066)	$2,751	$(111,752)	$(16,018)
Less: net income attributable to Series A Preferred Units	(1,962)	(3,916)	(6,070)	(12,052)
Add: deemed contribution from 2022 Preferred Exchange Offer	—	—	20,974	—
Add: deemed contribution from 2021 Preferred Exchange Offer	—	—	—	8,326
Net loss attributable to common limited partners	$(13,028)	$(1,165)	$(96,848)	$(19,744)
Net loss per limited partner unit:
Common unit – basic	$(1.28)	$(0.17)	$(9.68)	$(2.99)
Common unit – diluted	$(1.28)	$(0.17)	$(9.68)	$(2.99)

Weighted-average limited partner units outstanding:
Common units – basic	10,168	6,999	10,003	6,596
Common units – diluted	10,168	6,999	10,003	6,596
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

	Partners' Capital
	Series A Preferred Units	Common Limited Partners Capital	Total
	(In thousands)
Partners' capital, January 1, 2022	$169,769	$734,594	$904,363
Net income (loss)	2,220	(7,938)	(5,718)
Unit-based compensation	—	1,690	1,690
Tax withholdings and associated payments on vested SMLP LTIP awards	—	(562)	(562)
Tax withholdings on 2022 Preferred Exchange Offer	—	(2,652)	(2,652)
Effect of 2022 Preferred Exchange Offer, inclusive of a $20.9 million deemed contribution to common unit holders (Note 10)	(92,587)	92,587	—
Partners' capital, March 31, 2022	$79,402	$817,719	$897,121
Net income (loss)	1,888	(96,856)	(94,968)
Unit-based compensation	—	582	582
Tax withholdings and associated payments on vested SMLP LTIP awards	—	(327)	(327)
Partners' capital, June 30, 2022	$81,290	$721,118	$802,408
Net income (loss)	1,962	(13,028)	(11,066)
Unit-based compensation	—	692	692
Tax withholdings and associated payments on vested SMLP LTIP awards	—	(213)	(213)
Partners' capital, September 30, 2022	$83,252	$708,569	$791,821

	Partners' Capital
	Series A Preferred Units	Common Limited Partners Capital	Total
	(In thousands)
Partners' capital, January 1, 2021	$174,425	$748,466	$922,891
Net income	4,287	769	5,056
Unit-based compensation	—	1,967	1,967
Tax withholdings and associated payments on vested SMLP LTIP awards	—	(1,274)	(1,274)
Partners' capital, March 31, 2021	$178,712	$749,928	$928,640
Net income (loss)	3,849	(27,676)	(23,827)
Unit-based compensation	—	1,048	1,048
Tax withholdings and associated payments on vested SMLP LTIP awards	—	(98)	(98)
Tax withholdings on 2021 Preferred Exchange Offer	—	(465)	(465)
Effect of 2021 Preferred Exchange Offer, inclusive of an $8.3 million deemed contribution to common unit holders (Note 10)	(20,654)	20,654	—
Partners' capital, June 30, 2021	$161,907	$743,391	$905,298
Net income (loss)	3,916	(1,165)	2,751
Unit-based compensation	—	868	868
Tax withholdings and associated payments on vested SMLP LTIP awards	—	(361)	(361)
Exercise of ECP Warrants	—	15,542	15,542
Partners' capital, September 30, 2021	$165,823	$758,275	$924,098
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2022	2021
	(In thousands)
Cash flows from operating activities:
Net loss	$(99,597)	$(3,744)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	90,101	88,570
Noncash lease expense	675	793
Amortization of debt issuance costs	6,642	5,176
Unit-based and noncash compensation	2,964	3,883
Income from equity method investees	(14,162)	(6,694)
Distributions from equity method investees	31,764	20,004
Gain on asset sales, net	(409)	(352)
Loss on sale of business	85	—
Loss on ECP Warrants	—	13,635
Unrealized (gain) loss on interest rate swaps	(16,870)	(1,939)
Long-lived asset impairment	91,644	1,773
Changes in operating assets and liabilities:
Accounts receivable	(1,323)	(6,531)
Trade accounts payable	4,284	197
Accrued expenses	(2,040)	1,129
Deferred revenue, net	(4,861)	(4,413)
Ad valorem taxes payable	(1,769)	(2,555)
Accrued interest	21,448	585
Accrued environmental remediation, net	(1,730)	1,946
Other, net	(10,041)	16,268
Net cash provided by operating activities	96,805	127,731
Cash flows from investing activities:
Capital expenditures	(20,955)	(11,780)
Proceeds from sale of Lane G&P System, net of cash sold in transaction	75,520	—
Proceeds from sale of Bison Midstream, net of cash sold in transaction	36,671	—
Proceeds from asset sale	4,646	8,000
Investment in Double E equity method investee	(8,444)	(102,109)
Net cash provided from (used in) investing activities	87,438	(105,889)
Cash flows from financing activities:
Repayments on Revolving Credit Facility	—	(132,000)
Borrowings under Permian Transmission Credit Facility	—	107,000
Repayments on Permian Transmission Term Loan	(3,442)	—
Repayments on ABL Facility	(205,000)	—
Borrowings on ABL Facility	23,000
Distributions on Subsidiary Series A Preferred Units	(1,628)	—
Distribution to unit holders	—	—
Debt issuance costs	—	(5,179)
Proceeds from asset sale	—	357
Other, net	(2,781)	(1,303)
Net cash used in financing activities	(189,851)	(31,125)
Net change in cash, cash equivalents and restricted cash	(5,608)	(9,283)
Cash, cash equivalents and restricted cash, beginning of period	19,572	15,544
Cash, cash equivalents and restricted cash, end of period	$13,964	$6,261
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
ASU No. 2020-6 Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815–40) (“ASU 2020-6”). ASU 2020-6 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in GAAP. The ASU’s amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Partnership does not expect the provisions of ASU 2020-6 will have a material impact on its consolidated financial statements and disclosures.
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
3. DISPOSITIONS
Bison divestiture. On September 19, 2022, the Partnership completed the sale of Bison Midstream, LLC (“Bison Midstream”), its gas gathering system in Burke and Mountrail Counties, North Dakota to a subsidiary of Steel Reef Infrastructure Corp. (“Steel Reef”), an integrated owner and operator of associated gas capture, gathering and processing assets in North Dakota and Saskatchewan, for cash consideration of $40.0 million.
During the quarterly period ended September 30, 2022, the Partnership recognized an impairment of $6.9 million related to the disposition of Bison Midstream based on total cash proceeds received of $36.7 million and net assets of $43.6 million. The cash proceeds were used to reduce amounts outstanding under the ABL Facility and are subject to a final working capital adjustment.

Lane G&P System. On June 30, 2022, the Partnership completed the disposition of all the equity interests in Summit Permian, which owns the Lane Gathering and Processing System (“Lane G&P System”), to Longwood Gathering and Disposal Systems, LP (“Longwood”), a wholly owned subsidiary of Matador ͏Resources Company (“Matador”), for a cash sale price of $75.0 million. In connection with the transaction, the Partnership released, to a subsidiary of Matador, and Matador agreed to assume, take or-pay firm capacity on the Double E Pipeline. The Partnership is the operator of the Double E joint venture and owns a 70% interest.
During the quarterly period ended June 30, 2022, the Partnership recognized an impairment of $84.5 million related to the disposition of the Lane G&P System based on total cash proceeds received of $77.5 million, including $2.0 million of cash sold in the transaction, net assets of $160.8 million, and other costs to sell of $1.2 million. The cash proceeds were used to reduce amounts outstanding under the ABL Facility. During the quarterly period ended September 30, 2022, the Partnership recognized an incremental loss of $0.1 million primarily as a result of recognition of a final working capital adjustment.
4. REVENUE
The following table presents estimated revenue expected to be recognized during the remainder of 2022 and over the remaining contract period related to performance obligations that are unsatisfied and are comprised of estimated minimum volume commitments.

(In thousands)	2022	2023	2024	2025	2026	Thereafter

Gathering services and related fees	$20,535	$63,214	$52,412	$35,805	$21,024	$—
Revenue by category. In the following tables, revenue is disaggregated by geographic area and major products and services. For more detailed information about reportable segments, see Note 15 – Segment Information.

	Three Months Ended September 30, 2022
	Gathering services and related fees	Natural gas, NGLs and condensate sales	Other revenues	Total
	(In thousands)
Reportable Segments:
Northeast	$13,528	$—	$—	$13,528
Rockies	17,209	14,111	4,823	36,143
Permian	—	—	891	891
Piceance	20,406	1,519	1,581	23,506
Barnett	10,671	998	2,622	14,291
Total reportable segments	61,814	16,628	9,917	88,359
Corporate and other	—	—	323	323
Total	$61,814	$16,628	$10,240	$88,682

	Nine Months Ended September 30, 2022
	Gathering services and related fees	Natural gas, NGLs and condensate sales	Other revenues	Total
	(In thousands)
Reportable Segments:
Northeast	$41,104	$—	$—	$41,104
Rockies	51,508	42,697	14,708	108,913
Permian	3,669	17,381	3,208	24,258
Piceance	60,458	5,481	4,132	70,071
Barnett	30,726	1,784	6,356	38,866
Total reportable segments	187,465	67,343	28,404	283,212
Corporate and other	—	21	638	659
Total	$187,465	$67,364	$29,042	$283,871

	Three Months Ended September 30, 2021
	Gathering services and related fees	Natural gas, NGLs and condensate sales	Other revenues	Total
	(In thousands)
Reportable Segments:
Northeast	$15,705	$—	$—	$15,705
Rockies	19,074	12,845	5,264	37,183
Permian	1,879	7,925	1,045	10,849
Piceance	24,104	1,166	1,114	26,384
Barnett	10,162	185	1,577	11,924
Total reportable segments	70,924	22,121	9,000	102,045
Corporate and other	—	—	—	—
Total	$70,924	$22,121	$9,000	$102,045

	Nine Months Ended September 30, 2021
	Gathering services and related fees	Natural gas, NGLs and condensate sales	Other revenues	Total
	(In thousands)
Reportable Segments:
Northeast	$48,438	$—	$—	$48,438
Rockies	56,377	33,688	16,573	106,638
Permian	6,340	21,318	2,854	30,512
Piceance	74,415	4,044	3,523	81,982
Barnett	29,934	251	3,649	33,834
Total reportable segments	215,504	59,301	26,599	301,404
Corporate and other	—	—	—	—
Total	$215,504	$59,301	$26,599	$301,404

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

Total
(In thousands)
Contract assets, beginning balance December 31, 2021	$10,327
Additions	7,048
Transfers out	(8,891)
Contract assets, ending balance September 30, 2022	$8,484
As of September 30, 2022, receivables with customers totaled $42.3 million and contract assets totaled $8.5 million and are included in the accounts receivable caption on the unaudited condensed consolidated balance sheets.
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
5. PROPERTY, PLANT AND EQUIPMENT
Details on the Partnership’s property, plant and equipment follow.

	September 30, 2022	December 31, 2021
	(In thousands)
Gathering and processing systems and related equipment	$2,038,167	$2,225,267
Construction in progress	30,714	49,082
Land and line fill	10,189	10,644
Other	51,645	51,863
Total	2,130,715	2,336,856
Less: accumulated depreciation	(653,664)	(610,774)
Property, plant and equipment, net	$1,477,051	$1,726,082
Depreciation expense and capitalized interest for the Partnership follow.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Depreciation expense	$22,474	$23,867	$70,235	$66,651
Capitalized interest	128	85	711	395
6. EQUITY METHOD INVESTMENTS
The Partnership has equity method investments in Double E and Ohio Gathering, the balances of which are included in the Investment in equity method investees caption on the unaudited condensed consolidated balance sheets. Details of the Partnership’s equity method investments follow.

	September 30, 2022	December 31, 2021
	(In thousands)
Double E	$283,531	$280,952
Ohio Gathering	230,443	242,244
Total	$513,974	$523,196

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
The balances in deferred revenue as of September 30, 2022 and December 31, 2021 are primarily related to contributions in aid of construction which will be recognized as revenue over the life of the contract.
A rollforward of current deferred revenue follows.

Total
(In thousands)
Current deferred revenue, January 1, 2022	$10,374
Add: additions	3,482
Less: revenue recognized	(4,680)
Current deferred revenue, September 30, 2022	$9,176
A rollforward of noncurrent deferred revenue follows.

Total
(In thousands)
Noncurrent deferred revenue, January 1, 2022	$42,570
Add: additions	269
Less: reclassification to current deferred revenue	(4,046)
Noncurrent deferred revenue, September 30, 2022	$38,793

8. DEBT
Debt for the Partnership at September 30, 2022 and December 31, 2021, follows:

	September 30, 2022	December 31, 2021
	(In thousands)
ABL Facility: Summit Holdings' asset based credit facility due May 1, 2026	$85,000	$267,000
Permian Transmission Credit Facility: Permian Transmission's variable rate senior secured credit facility due March 8, 2028	—	160,000
Permian Transmission Term Loan: Permian Transmission's variable rate senior secured term loan due March 8, 2028	156,561	—
2025 Senior Notes: Summit Holdings' 5.75% senior unsecured notes due April 15, 2025	259,463	259,463
2026 Secured Notes: Summit Holdings' and Finance Corp's 8.50% senior unsecured notes due October 15, 2026	700,000	700,000
Less: unamortized debt discount and debt issuance costs	(26,826)	(31,391)
Total debt	1,174,198	1,355,072
Less: current portion	(9,009)	—
Total long-term debt	$1,165,189	$1,355,072
ABL Facility. On November 2, 2021, the Partnership, the Partnership’s subsidiary, Summit Holdings, and the subsidiaries of Summit Holdings party thereto entered into a first-lien, senior secured credit facility, consisting of a $400.0 million asset-based revolving credit facility (the “ABL Facility”), subject to a borrowing base comprised of a percentage of eligible accounts receivable of Summit Holdings and its subsidiaries that guarantee the ABL Facility (collectively, the “ABL Facility Subsidiary Guarantors”) and a percentage of eligible above-ground fixed assets including eligible compression units, processing plants, compression stations and related equipment of Summit Holdings and the ABL Facility Subsidiary Guarantors. As of

September 30, 2022, the most recent borrowing base determination of eligible assets totaled $562.6 million, an amount greater than the $400.0 million of aggregate commitments.
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
As of September 30, 2022, the applicable margin under the adjusted LIBOR borrowings was 3.25%, the interest rate was 6.375% and the available borrowing capacity of the ABL Facility totaled $309.1 million after giving effect to the issuance of $5.9 million in outstanding but undrawn irrevocable standby letters of credit.
The ABL Facility requires that Summit Holdings not permit (i) the First Lien Net Leverage Ratio (as defined in the ABL Agreement) as of the last day of any fiscal quarter to be greater than 2.50:1.00, or (ii) the Interest Coverage Ratio (as defined in the ABL Agreement) as of the last day of any fiscal quarter to be less than 2.00:1.00. As of September 30, 2022, the First Lien Net Leverage Ratio was 0.38:1.00 and the Interest Coverage Ratio was 2.57:1.00 As of September 30, 2022, the Partnership was in compliance with the financial covenants of the ABL Facility.
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
As of September 30, 2022, the applicable margin under adjusted LIBOR borrowings was 2.375%, the interest rate was 4.90% and the available borrowing capacity of the Permian Transmission Credit Facility totaled $4.5 million, subject to a commitment fee of 0.7% after giving effect to the issuance of $10.5 million in outstanding but undrawn irrevocable standby letters of credit and surety bonds. As of September 30, 2022, the Partnership was in compliance with the financial covenants of the Permian Transmission Credit Facility.
Permian Transmission Term Loan. As described above, in January 2022, the Permian Transmission Term Loan Facility was converted into a Term Loan (the “Permian Transmission Term Loan”). The Permian Transmission Term Loan is due on May 8, 2028. As of September 30, 2022, the applicable margin under adjusted LIBOR borrowings was 2.375% and the interest rate was 4.90%. As of September 30, 2022, the Partnership was in compliance with the financial covenants governing the Permian Transmission Term Loan.
In accordance with the terms of the Permian Transmission Term Loan, Permian Transmission is required to make mandatory principal repayments. Below is a summary of the remaining mandatory principal repayments as of September 30, 2022:

(In thousands)	Total	2022	2023	2024	2025	2026	Thereafter
Amortizing principal repayments	$156,561	$1,205	$10,507	$15,524	$16,580	$16,967	$95,778
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
Before October 15, 2023, the Co-Issuers may redeem the 2026 Secured Notes, in whole or in part, at a price equal to 100% of their principal amount, plus a make-whole premium, together with accrued and unpaid interest to, but not including the redemption date. On and after October 15, 2023, the Co-Issuers may redeem all or part of the 2026 Secured Notes at redemption prices (expressed as percentages of principal amount) equal to: (a) 104.250% for the twelve-month period beginning October 15, 2023; (b) 102.125% for the twelve-month period beginning October 15, 2024; and (c) 100.000% for the twelve-month period beginning on October 15, 2025 and at any time thereafter, in each case plus accrued and unpaid interest, if any, to, but not including, the redemption date. As of September 30, 2022, the Partnership was in compliance with the financial covenants governing its 2026 Secured Notes.
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
As of September 30, 2022, the Partnership was in compliance with the financial covenants governing its 2025 Senior Notes.
9. FINANCIAL INSTRUMENTS
Fair Value. A summary of the estimated fair value of our financial instruments follows.

	September 30, 2022		December 31, 2021
	Carrying Value (1)	Estimated fair value (Level 2)	Carrying Value (1)	Estimated fair value (Level 2)
	(In thousands)
2025 Senior Notes	$259,463	$212,111	$259,463	$234,814
2026 Secured Notes	700,000	650,708	700,000	718,083
________
(1) Excludes applicable unamortized debt issuance costs and debt discounts.
The carrying values on the balance sheets of the ABL Facility and Permian Transmission Term Loan represents their fair value due to their floating interest rates. The fair values of the 2026 Secured Notes and 2025 Senior Notes are based on an average of nonbinding broker quotes as of September 30, 2022 and December 31, 2021. The use of different market assumptions or valuation methodologies may have a material effect on their estimated fair value.
Interest Rate Swaps. In connection with the Permian Transmission Term Loan, formerly the Permian Transmission Credit Facility, the Partnership entered into amortizing interest rate swap agreements. As of September 30, 2022 and December 31, 2021, the outstanding notional amounts of interest rate swaps were $140.9 million and $144.0 million, respectively. These interest rate swaps manage exposure to variability in expected cash flows attributable to interest rate risk. Interest rate swaps convert a portion of the Partnership’s variable rate debt to fixed rate debt. The Partnership chooses counterparties for its derivative instruments that it believes are creditworthy at the time the transactions are entered into, and the Partnership actively monitors the creditworthiness where applicable. However, there can be no assurance that a counterparty will be able to meet its obligations to the Partnership. The Partnership presents its derivative positions on a gross basis and does not net the asset and liability positions.
As of September 30, 2022, the Partnership’s interest rate swap agreements had a fair value of $16.1 million and are recorded within other noncurrent assets within the unaudited condensed consolidated balance sheets. The derivative instruments’ fair value are determined using level 2 inputs from the fair value hierarchy. For the three and nine months ended September 30, 2022, the Company recorded a gain on interest rate swaps of $5.5 million and $16.5 million, respectively.

10. PARTNERS' CAPITAL AND MEZZANINE CAPITAL
Common Units. A rollforward of the number of issued and outstanding common limited partner units follows for the period from December 31, 2021 to September 30, 2022.

Common Units
Units, December 31, 2021	7,169,834
2022 Preferred Exchange Offer, net of units withheld for taxes	2,853,875
Common units issued for SMLP LTIP, net	152,873
Units, September 30, 2022	10,176,582
Series A Preferred Units. As of September 30, 2022, the Partnership had 65,508 Series A Preferred Units outstanding and $19.4 million of accrued and unpaid distributions on its Series A Preferred Units.
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
During the nine months ended September 30, 2022, the Partnership accrued a $3.3 million of cash distribution, of which $1.6 million was paid as of September 30, 2022. Additionally, during the nine months ended September 30, 2022, the Partnership elected to make PIK distributions, issuing 1,600 Subsidiary Series A Preferred Units, to the holders of its Subsidiary Series A Preferred Units. As of September 30, 2022, the Partnership had 93,039 Subsidiary Series A Preferred Units issued and outstanding.
If the Subsidiary Series A Preferred Units were redeemed on September 30, 2022, the redemption amount would be $118.7 million when considering the applicable multiple of invested capital metric and make-whole amount provisions contained in the Subsidiary Series A Preferred Unit agreement.
The following table shows the change in our Subsidiary Series A Preferred Unit balance from January 1, 2022 to September 30, 2022, net of $2.4 million and $3.9 million of unamortized issuance costs at September 30, 2022 and December 31, 2021, respectively:

(In thousands)
Balance at December 31, 2021	$106,325
PIK distributions	1,600
Redemption accretion, net of issuance cost amortization	10,554
Cash distribution (includes a $1.6 million distribution payable as of September 30, 2022)	(3,256)
Balance at September 30, 2022	$115,223
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

Cash Distribution Policy. In connection with the GP Buy-In Transaction, the Partnership suspended its cash distributions to holders of its common units, commencing with respect to the quarter ended March 31, 2020. Upon the resumption of distributions, the Partnership Agreement requires that it distribute all available cash, subject to reserves established by its General Partner, within 45 days after the end of each quarter to unitholders of record on the applicable record date. The amount of distributions paid under this policy is subject to fluctuations based on the amount of cash the Partnership generates from its business and the decision to make any distribution is determined by the General Partner, taking into consideration the terms of the Partnership Agreement. There were no distributions paid during the three and nine months ended September 30, 2022 or during the twelve months ended December 31, 2021.
11. EARNINGS PER UNIT
The following table details the components of EPU.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands, except per-unit amounts)
Numerator for basic and diluted EPU:
Allocation of net loss among limited partner interests:
Net loss	$(7,788)	$7,004	$(99,597)	$(3,744)
Net income attributable to Subsidiary Series A Preferred Units	(3,278)	(4,253)	(12,155)	(12,274)
Net loss attributable to Summit Midstream Partners, LP	$(11,066)	$2,751	$(111,752)	(16,018)

Less: Net income attributable to Series A Preferred Units	$(1,962)	$(3,916)	$(6,070)	(12,052)
Add: Deemed capital contribution from 2022 Preferred Exchange Offer	—	—	20,974	—
Add: Deemed capital contribution from 2021 Preferred Exchange Offer	$—	$—	$—	$8,326
Net loss attributable to common limited partners	$(13,028)	$(1,165)	$(96,848)	$(19,744)

Denominator for basic and diluted EPU:
Weighted-average common units outstanding – basic	10,168	6,999	10,003	6,596
Effect of nonvested phantom units	—	—	—	—
Weighted-average common units outstanding – diluted	10,168	6,999	10,003	6,596

Net income per limited partner unit:
Common unit – basic	$(1.28)	$(0.17)	$(9.68)	$(2.99)
Common unit – diluted	$(1.28)	$(0.17)	$(9.68)	$(2.99)

Nonvested anti-dilutive phantom units excluded from the calculation of diluted EPU	—	367	—	193

12. SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2022	2021
	(In thousands)
Supplemental cash flow information:
Cash interest paid	$46,093	$42,104
Cash paid for taxes	$149	$191

Noncash investing and financing activities:
Capital expenditures in trade accounts payable (period-end accruals)	$4,102	$5,614
Accretion of Subsidiary Series A Preferred Units, net of issuance cost amortization	$10,554	$7,716
Exercise of ECP Warrants	$—	$15,542
2022 Preferred Exchange Offer	$92,587	$—
2021 Preferred Exchange Offer	$—	$20,654
.

13. UNIT-BASED AND NONCASH COMPENSATION
SMLP Long-Term Incentive Plan. The Partnership’s Long-Term Incentive Plan (“SMLP LTIP”) provides for equity awards to eligible officers, employees, consultants and directors of the Partnership, thereby linking the recipients’ compensation directly to SMLP’s performance. Significant items to note:
•For the nine-month period ended September 30, 2022, the Partnership granted 146,529 phantom units and associated distribution equivalent rights to employees in connection with the Partnership’s annual incentive compensation award cycle. These awards had a grant date fair value of $14.21 per common unit and vest ratably over a 3-year period.
•For the nine-month period ended September 30, 2022, the Partnership issued 38,664 common units to the Partnership’s six independent directors in connection with their annual compensation plan. These awards had a grant date fair value of $14.21 per common unit and vested immediately.
•On June 24, 2022, unitholders of the Partnership approved the Summit Midstream Partners, LP 2022 Long-Term Incentive Plan, which increased the number of common units available for issuance to the Partnership’s employees, consultants and directors. As of September 30, 2022, approximately 1.2 million common units remained available for future issuance under the SMLP LTIP, which includes the impact of 0.3 million granted but unvested phantom units.
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
As of September 30, 2022, the Partnership has recognized (i) a current liability for remediation effort expenditures expected to be incurred within the next 12 months and (ii) a noncurrent liability for estimated remediation expenditures expected to be incurred subsequent to September 30, 2023. Each of these amounts represent the Partnership’s best estimate for costs expected to be incurred. Neither of these amounts have been discounted to their present value.
A rollforward of the Partnership’s undiscounted accrued environmental remediation follows and is primarily related to the 2015 Blacktail Release and other environmental remediation activities, as detailed below.

(In thousands)
Accrued environmental remediation, December 31, 2021	$5,606
Payments made	(2,372)
Changes in estimates	642
Accrued environmental remediation, September 30, 2022	$3,876
In 2015, the Partnership learned of the rupture of a four-inch produced water gathering pipeline on the Meadowlark Midstream system near Williston, North Dakota (“2015 Blacktail Release”). On August 4, 2021, subsidiaries of the Partnership entered into the following agreements to resolve the U.S. federal and North Dakota state governments’ environmental claims with respect to the 2015 Blacktail Release: (i) a Consent Decree with the U.S. Department of Justice (“DOJ”), the U.S. Environmental Protection Agency (“EPA”), and the State of North Dakota (“Consent Decree”); (ii) a Plea Agreement with the United States (“Plea Agreement”); and (iii) a Consent Agreement with the North Dakota Industrial Commission (“Consent Agreement” together with the Consent Decree and Plea Agreement, the “Global Settlement”). As of September 30, 2022 and December 31, 2021, the accrued loss liability for the 2015 Blacktail Release was $31.7 million and $33.2 million, respectively.
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
As of September 30, 2022, the Partnership’s reportable segments are:
•Rockies – Includes the Partnership’s wholly owned midstream assets located in the Williston Basin and the DJ Basin.
•Permian – Includes the Partnership’s equity method investment in Double E and its wholly owned Lane G&P System, which was sold on June 30, 2022 to Matador. For additional information regarding the sale of the Lane G&P System, see Note 3 - Dispositions.
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
Assets by reportable segment follow.

	September 30, 2022	December 31, 2021
	(In thousands)
Assets:
Northeast	$600,394	$623,224
Rockies	529,004	592,148
Permian	303,474	458,988
Piceance	489,474	524,218
Barnett	301,873	315,055
Total reportable segment assets	2,224,219	2,513,633
Corporate and Other	15,453	8,829
Total assets	$2,239,672	$2,522,462
Segment adjusted EBITDA by reportable segment follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Reportable segment adjusted EBITDA
Northeast	$19,353	$20,720	$57,989	$64,274
Rockies	14,262	18,722	43,991	49,606
Permian	4,882	1,422	13,848	4,014
Piceance	14,249	18,908	45,367	60,266
Barnett	7,864	9,637	24,397	26,542
Total of reportable segments' measures of profit	$60,610	$69,409	$185,592	$204,702

A reconciliation of income or loss before income taxes and income from equity method investees to total of reportable segments' measures of profit follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Reconciliation of income (loss) before income taxes and
income from equity method investees to total of
reportable segments' measures of profit:
Income (loss) before income taxes and income from equity method investees	$(13,590)	$4,850	$(113,452)	$(10,779)
Add:
Corporate and Other expense	2,151	11,758	11,778	61,238
Interest expense	24,932	15,530	73,982	44,985
Depreciation and amortization (1)	29,076	31,226	90,101	88,570
Proportional adjusted EBITDA for equity method investees	11,949	6,690	33,807	20,403
Adjustments related to capital reimbursement activity	(1,517)	(1,549)	(4,823)	(5,019)
Unit-based and noncash compensation	692	868	2,964	3,883
Gain on asset sales, net	(99)	(212)	(409)	(352)
Long-lived asset impairment	7,016	248	91,644	1,773
Total of reportable segments' measures of profit	$60,610	$69,409	$185,592	$204,702
________
(1) Includes the amortization expense associated with our favorable gas gathering contracts as reported in other revenues.
16. SUBSEQUENT EVENTS
Acquisitions.
On October 14, 2022, Summit Holdings entered into definitive agreements with each of Outrigger Energy II LLC (“Outrigger”) and Sterling Investment Holdings LLC (“Sterling”) to acquire each of Outrigger DJ Midstream LLC (“Outrigger DJ”) and Sterling Energy Investments LLC, Grasslands Energy Marketing LLC and Centennial Water Pipelines LLC (collectively, “Sterling DJ”), respectively. In these transactions (the “2022 DJ Acquisitions”), SMLP will acquire natural gas gathering and processing systems, a crude oil gathering system, freshwater rights and a freshwater delivery system located near Summit’s Hereford assets in Weld County, Colorado for an aggregate cash consideration of $305 million, subject to customary transaction adjustments. The Outrigger DJ and Sterling DJ consolidated asset portfolio is located in Weld, Morgan and Logan Counties, Colorado and Cheyenne County, Nebraska. The 2022 DJ Acquisitions are expected to close during the fourth quarter of 2022, subject to customary closing conditions and regulatory approvals, including under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.
The 2022 DJ Acquisitions will be financed through a combination of borrowings under SMLP’s ABL Facility and a new, fully committed issuance of $85 million aggregate principal amount of Senior Secured Second Lien Notes due 2026 (the “Additional 2026 Secured Notes”), subject to closing of the 2022 DJ Acquisitions.
Financing Matters.
On October 14, 2022, Summit Holdings entered into commitment letters with certain investors (the “Commitment Parties”) to purchase an aggregate of $85 million aggregate principal amount of 2026 Secured Notes (the “Additional 2026 Secured Notes”) at an issue price of not less than 99.26%. A definitive purchase agreement was executed on October 28, 2022 and the closing of the financing transaction is subject to the satisfaction of the conditions contained therein.
On October 14, 2022, Summit Holdings entered into the First Amendment to Loan and Security Agreement (the “ABL Amendment”), pursuant to which Summit Holdings amended the ABL Agreement. The ABL Amendment includes amendments to the ABL Agreement that (a) permit SMLP to hold the proceeds of the Additional 2026 Secured Notes in a deposit account under the control of SMLP or one of its subsidiaries until the 2022 DJ Acquisitions are completed and (b) replace the ability of Summit Holdings to elect that borrowings under the ABL Agreement accrue interest at LIBOR, plus a margin, with the ability of Summit Holdings to elect that borrowings under the ABL Agreement accrue interest at a forward-looking term rate based on the secured overnight financing rate, plus a margin, and plus a spread adjustment ranging from 0.11448% to 0.42826% depending on the applicable interest period.

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
Our financial results are driven primarily by volume throughput across our gathering systems and by expense management. We generate the majority of our revenues from the gathering, compression, treating and processing services that we provide to our customers. A majority of the volumes that we gather, compress, treat and/or process have a fixed-fee rate structure which enhances the stability of our cash flows by providing a revenue stream that is not subject to direct commodity price risk. We also earn a portion of our revenues from the following activities that directly expose us to fluctuations in commodity prices: (i) the sale of physical natural gas and/or NGLs purchased under percentage-of-proceeds or other processing arrangements with certain of our customers in the Rockies and Piceance segments, (ii) the sale of natural gas we retain from certain Barnett segment customers, (iii) the sale of condensate we retain from our gathering services in the Piceance segment and (iv) additional gathering fees that are tied to the performance of certain commodity price indexes which are then added to the fixed gathering rates.
We also have indirect exposure to changes in commodity prices such that persistently low commodity prices may cause our customers to delay and/or cancel drilling and/or completion activities or temporarily shut-in production, which would reduce the volumes of natural gas and crude oil (and associated volumes of produced water) that we gather. If certain of our customers cancel or delay drilling and/or completion activities or temporarily shut-in production, the associated MVCs, if any, ensure that we will earn a minimum amount of revenue. Commodity prices have increased and remain at higher levels primarily due to recent production cuts by OPEC+ and Russia’s invasion of Ukraine which began in February 2022, which mitigates the risk of cancelled or delayed drilling and/or completion activities.

The following table presents certain consolidated and reportable segment financial data. For additional information on our reportable segments, see the "Segment Overview for the Three and Nine Months Ended September 30, 2022 and 2021" section included herein.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)		(In thousands)
Net income (loss)	$(7,788)	$7,004	$(99,597)	$(3,744)
Reportable segment adjusted EBITDA
Northeast	$19,353	$20,720	$57,989	$64,274
Rockies	14,262	18,722	43,991	49,606
Permian	4,882	1,422	13,848	4,014
Piceance	14,249	18,908	45,367	60,266
Barnett	7,864	9,637	24,397	26,542

Net cash provided by operating activities	$36,646	$41,514	$96,805	$127,731
Capital expenditures (1)	6,161	5,818	20,955	11,780
Proceeds from the disposition of the Lane G&P System, net of cash sold in the transaction	—	—	75,520	—
Proceeds from the disposition of Bison Midstream, net of cash sold in the transaction	36,671	—	36,671	—
Investment in Double E equity method investee (2)	—	53,166	8,444	102,109

Repayments on ABL Facility	(66,000)	—	(205,000)	—
Repayments on Revolving Credit Facility	—	(37,000)	—	(132,000)
Borrowings on ABL Facility	—	—	23,000	—
Repayments on Permian Transmission Term Loan	(1,200)	—	(3,442)	—
Borrowings under Permian Transmission Credit Facility	—	53,500	—	107,000
________
(1)See "Liquidity and Capital Resources" herein to the unaudited condensed consolidated financial statements for additional information on capital expenditures.
(2)Inclusive of $0.9 and $2.5 million, respectively, of capitalized interest for the three and nine months ended September 30, 2021. There was no capitalized interest recorded for the three and nine months ended September 30, 2022.
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
•Production from U.S. shale plays;
•Capital markets availability and cost of capital, including the effects of higher interest rates; and
•Inflation and shifts in operating costs.
Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about, or interpretations of, available information prove to be incorrect, our actual results may vary materially from our expected results. For additional information, see the "Trends and Outlook" section of MD&A included in the 2021 Annual Report.

Strategic Acquisitions. During October 2022, we entered into a definitive agreement with Outrigger to acquire Outrigger DJ for $165.0 million in cash, subject to adjustment, and a definitive agreement with Sterling to acquire Sterling DJ for $140.0 million in cash, subject to adjustment. In these acquisitions, we will acquire natural gas gathering and processing systems, a crude oil gathering system, freshwater rights and a freshwater delivery system located near our Hereford assets in Weld County, Colorado. These acquisitions are a strategic step in our overall corporate strategy to reposition our portfolio and expand a franchise position in the DJ Basin. The 2022 DJ Acquisitions significantly increase our gas processing capacity in the DJ Basin and diversifies our customer base with a combination of fixed fee and percentage-of-proceeds contracts with an over 10-year and weighted average remaining tenor. The 2022 DJ Acquisitions are expected to close during the fourth quarter of 2022, subject to customary closing conditions and regulatory approvals, including under the Hart-Scott Rodino Antitrust Improvement Act of 1976.
Cost structure optimization and portfolio management. The Partnership intends to optimize its capital structure in the future by reducing its indebtedness with free cash flow, and when appropriate, it may pursue opportunistic transactions with the objective of increasing long term unitholder value. This may include opportunistic acquisitions (such as the 2022 DJ Acquisitions), divestitures (such as the disposition of the Lane G&P System and of Bison Midstream), re-allocation of capital to new or existing areas, and development of joint ventures involving our existing midstream assets or new investment opportunities. We believe that our internally generated cash flow, our ABL Facility, the Permian Term Loan Facility, and access to debt (such as the Additional 2026 Secured Notes) or equity will be adequate to finance our strategic initiatives. To attain our overall corporate strategic objectives, we may conduct an asset divestiture, or divestitures, at a transaction valuation that is less than the net book value of the divested asset.
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
We have collaborated extensively with our customer base regarding impacts to their drilling and completion activities in light of the COVID-19 pandemic. Based on recently updated production forecasts and 2022 development plans from our customers, we currently expect that 2022 activity will be lower than historical periods prior to COVID-19, notwithstanding the increase in commodity prices in 2022 primarily driven by production cuts from OPEC+ and Russia’s invasion of Ukraine in February 2022.
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
Impact of recent increases in interest rates.
Increases in interest rates could adversely affect our and the Partnership’s future ability to obtain financing or materially increase the cost of existing and any additional financing. Since March 2022, the Federal Reserve has raised its target range for the federal funds rate five times, including by 50 basis points in May 2022 and by 75 basis points in each of June 2022, July 2022, September 2022 and November 2022. Furthermore, the Federal Reserve has signaled that additional rate increases are likely to occur for the foreseeable future.
The Inflation Reduction Act of 2022 could accelerate the transition to a low carbon economy and will impose new costs on our operations. On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA 2022”) was signed into law pursuant to the budget reconciliation process. The IRA 2022 contains hundreds of billions of dollars in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles and supporting infrastructure and carbon capture and sequestration, among other provisions. These incentives could further accelerate the transition of the U.S. economy away from the use of fossil fuels towards lower- or zero-carbon emissions alternatives, which could decrease demand for the oil and gas and consequently materially and adversely affect our business and results of operations. We do not currently believe this legislation will have a material impact on our consolidated financial statements.

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
Our management uses a variety of financial and operational metrics to analyze our consolidated and segment performance. We view these metrics as important factors in evaluating our profitability. These metrics include:
•throughput volume;
•revenues;
•operation and maintenance expenses;
•capital expenditures; and
•segment adjusted EBITDA.
We review these metrics on a regular basis for consistency and trend analysis. There have been no changes in the composition or characteristics of these metrics during the three and nine months ended September 30, 2022.
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

Results of Operations
Consolidated Overview for the Three and Nine Months Ended September 30, 2022 and 2021
The following table presents certain consolidated financial and operating data.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)		(In thousands)
Revenues:
Gathering services and related fees	$61,814	$70,924	$187,465	$215,504
Natural gas, NGLs and condensate sales	16,628	22,121	67,364	59,301
Other revenues	10,240	9,000	29,042	26,599
Total revenues	88,682	102,045	283,871	301,404
Costs and expenses:
Cost of natural gas and NGLs	15,080	21,072	64,162	58,174
Operation and maintenance	21,877	20,781	61,216	54,881
General and administrative(2)	8,550	8,477	31,983	48,414
Depreciation and amortization	28,841	30,992	89,397	87,866
Transaction costs	1,517	1,060	1,750	1,276
Gain on asset sales, net	(99)	(212)	(409)	(352)
Long-lived asset impairment	7,016	248	91,644	1,773
Total costs and expenses	82,782	82,418	339,743	252,032
Other income (expense), net	—	753	(4)	(1,532)
Gain on interest rate swaps	5,527	—	16,491	—
Loss on sale of business	(85)	—	(85)	—
Loss on ECP Warrants	—	—	—	(13,634)
Interest expense	(24,932)	(15,530)	(73,982)	(44,985)
Income (loss) before income taxes and equity method investment income	(13,590)	4,850	(113,452)	(10,779)
Income tax (expense) benefit	68	79	(307)	341
Income from equity method investees	5,734	2,075	14,162	6,694
Net income (loss)	$(7,788)	$7,004	$(99,597)	$(3,744)

Volume throughput (1):
Aggregate average daily throughput - natural gas (MMcf/d)	1,177	1,333	1,228	1,374
Aggregate average daily throughput - liquids (Mbbl/d)	66	63	62	64
________
(1)Excludes volume throughput for Ohio Gathering and Double E. For additional information, see the Northeast and Permian sections herein under the caption “Segment Overview for the Three and Nine Months Ended September 30, 2022 and 2021”.
(2)Includes a $19.3 million incremental loss contingency recognized during the nine months ended September 30, 2021 for the 2015 Blacktail Release (See Note 14 - Commitments and Contingencies for additional information).

Volumes – Gas.
Natural gas throughput volumes decreased 156 MMcf/d for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily reflecting:
•a volume throughput decrease of 114 MMcf/d for the Northeast segment.
•a volume throughput decrease of 16 MMcf/d for the Piceance segment.
•a volume throughput decrease of 24 MMcf/d for the Permian segment.
•a volume throughput decrease of 5 MMcf/d for the Rockies segment.
•a volume throughput increase of 3 MMcf/d for the Barnett segment.
Natural gas throughput volumes decreased 146 MMcf/d for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily reflecting:
•a volume throughput decrease of 114 MMcf/d for the Northeast segment.
•a volume throughput decrease of 19 MMcf/d for the Piceance segment.
•a volume throughput decrease of 10 MMcf/d for the Permian segment.
•a volume throughput decrease of 6 MMcf/d for the Rockies segment.
•a volume throughput increase of 3 MMcf/d for the Barnett segment.
Volumes – Liquids.
Crude oil and produced water throughput volumes at the Rockies segment increased for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily as a result of 34 new well connections that came online subsequent to September 30, 2021, offset by natural production declines and weather related downtime.
Crude oil and produced water throughput volumes at the Rockies segment decreased for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily as a result of natural production declines and weather related downtime, offset by 34 new well connections that came online subsequent to September 30, 2021.
For additional information on volumes, see the "Segment Overview for the Three and Nine Months Ended September 30, 2022 and 2021" section herein.
Revenues. Total revenues decreased $13.4 million during the three months ended September 30, 2022 compared to the prior year period, comprised of a $5.5 million decrease in natural gas, NGLs and condensate sales, a $9.1 million decrease in gathering services and related fees, offset by a $1.2 million increase in Other Revenue.
Gathering Services and Related Fees. Gathering services and related fees decreased $9.1 million compared to the three months ended September 30, 2021, primarily reflecting:
•a $3.7 million decrease in the Piceance, primarily due to decreased volume throughput and the expiration of a customer’s minimum volume commitment;
•a $2.2 million decrease in the Northeast, primarily due to decreased volume throughput;
•a $1.9 million decrease in the Rockies, primarily due to decreased volume throughput and the expiration of a customer’s minimum volume commitment contract in the DJ Basin.
Natural Gas, NGLs and Condensate Sales. Natural gas, NGLs and condensate revenues decreased $5.5 million compared to the three months ended September 30, 2021, primarily reflecting:
•a $7.9 million decrease in revenues from the Permian as a result of the disposition of the Lane G&P System in June 2022; offset by
•a $1.3 million increase in revenues in the Rockies, primarily as a result of increased commodity prices.
Total revenues decreased $17.5 million during the nine months ended September 30, 2022 compared to the prior year period, comprised of an $28.0 million decrease in gathering services and related fees; offset by an $8.1 million increase in natural gas, NGLs and condensate sales, and a $2.4 million increase in Other Revenue.
Gathering Services and Related Fees. Gathering services and related fees decreased $28.0 million compared to the nine months ended September 30, 2021, primarily reflecting:

•a $14.0 million decrease in the Piceance, primarily due to decreased volume throughput and the expiration of a customer’s minimum volume commitment;
•a $7.3 million decrease in the Northeast, primarily due to decreased volume throughput;
•a $4.9 million decrease in the Rockies, primarily due to decreased volume throughput and the expiration of a customer’s minimum volume commitment contract in the DJ Basin; and
•a $2.7 million decrease in revenues from the Permian, primarily due to the disposition of the Lane G&P System in June 2022.
Natural Gas, NGLs and Condensate Sales. Natural gas, NGLs and condensate revenues increased $8.1 million compared to the nine months ended September 30, 2021, primarily reflecting:
•a $9.0 million increase in revenues in the Rockies, primarily as a result of increased commodity prices;
•a $1.5 million increase in revenue in the Barnett; primarily as a result of increased commodity prices;
•a $1.4 million increase in revenue in the Piceance; primarily as a result of increased commodity prices; offset by
•a $3.9 million decrease in the Permian, primarily due to the disposition of the Lane G&P System in June 2022.
Costs and Expenses. Total costs and expenses increased $0.4 million during the three months ended September 30, 2022 compared to the three months ended September 30, 2021.
Total costs and expenses increased $87.7 million during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.
Cost of Natural Gas and NGLs. Cost of natural gas and NGLs decreased $6.0 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily driven by the disposition of the Lane G&P System in June 2022.
Cost of natural gas and NGLs increased $6.0 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to an increase in commodity prices, partially offset by the disposition of the Lane G&P System in June 2022.
Operation and Maintenance. Operation and maintenance expense increased $1.1 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily as a result of the 2021 recognition of certain commercial settlement benefits and the employee retention tax credit (“ERC Tax Credit”) that were not repeated in 2022, partially offset by the disposition of the Lane G&P System in June 2022.
Operation and maintenance expense increased $6.3 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily as a result of the 2021 recognition of certain commercial settlement benefits and the ERC Tax Credit that were not repeated in 2022 and totaled $7.6 million for the nine months ended September 2021, partially offset by the disposition of the Lane G&P System.
General and Administrative. General and administrative expense increased $0.1 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021.
General and administrative expense decreased $16.4 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily related to the nonrecurrence of a $19.3 million loss contingency recognized in 2021 (for the 2015 Blacktail Release), partially offset by $2.5 million of employee severance costs incurred during the nine months ended September 30, 2022.
Depreciation and Amortization. Depreciation and amortization expense decreased $2.2 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily as a result of the disposition of the Lane G&P System in June 2022 and Bison Midstream in September 2022; partially offset by increased depreciation expense on certain gas processing equipment.
Depreciation and amortization expense increased $1.5 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily as a result of increased depreciation expense on certain gas processing equipment partially offset by the disposition of the Lane G&P System in June 2022 and Bison Midstream in September 2022.
Asset Impairments. During the nine months ended September 30, 2022, the Partnership recognized impairments of $84.5 million related to the disposition of the Lane G&P System and $6.9 million in connection with disposition of Bison Midstream.
Interest Expense. Interest expense increased $9.4 million and $29.0 million for the three and nine month periods ended September 30, 2022, compared to the three and nine months ended September 30, 2021, primarily due to higher interest costs resulting from the issuance of the 2026 Secured Notes and borrowings on the Permian Transmission Term Loan, partially offset by principal reduction payments to our credit facilities (ABL Facility and Revolving Credit Facility).

Segment Overview for the Three and Nine Months Ended September 30, 2022 and 2021
Northeast.
Volume throughput for the Northeast reportable segment follows.

	Northeast
	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Percentage Change	2022	2021	Percentage Change
Average daily throughput (MMcf/d)	637	751	(15)%	670	784	(15)%
Average daily throughput (MMcf/d) (Ohio Gathering)	783	503	56%	648	525	23%
Volume throughput for the Northeast, excluding Ohio Gathering, decreased 15% compared to the three and nine months ended September 30, 2021, respectively, primarily due to natural production declines as well as maintenance related downtime and frac-protect activities that occurred during the three months ended June 30, 2022, partially offset by 23 well connections that came online subsequent to September 30, 2021.
Volume throughput for the Ohio Gathering system increased 56% and 23% compared to the three and nine months ended September 30, 2021, respectively, primarily as a result of 24 new well connections that came online subsequent to September 30, 2021, partially offset by natural production declines and frac-protect activities that occurred during the three months ended June 30, 2022.
Financial data for our Northeast reportable segment follows.

	Northeast
	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Percentage Change	2022	2021	Percentage Change
	(In thousands)			(In thousands)
Revenues:
Gathering services and related fees	$13,528	$15,705	(14)%	$41,104	$48,438	(15)%
Total revenues	13,528	15,705	(14)%	41,104	48,438	(15)%
Costs and expenses:
Operation and maintenance	1,637	1,519	8%	4,872	4,115	18%
General and administrative	225	136	65%	645	390	65%
Depreciation and amortization	4,417	4,297	3%	13,055	12,757	2%
Gain on asset sales, net	—	(39)	*	(10)	(93)	*
Long-lived asset impairment	—	—	*	—	130	*
Total costs and expenses	6,279	5,913	6%	18,562	17,299	7%
Add:
Depreciation and amortization	4,417	4,297		13,055	12,757
Adjustments related to capital reimbursement activity	(21)	(20)		(61)	(62)
Gain on asset sales, net	—	(39)		(10)	(93)
Long-lived asset impairment	—	—		—	130
Proportional adjusted EBITDA for Ohio Gathering	7,708	6,690		22,457	20,403
Other	—	—		6	—
Segment adjusted EBITDA	$19,353	$20,720	(7)%	$57,989	$64,274	(10)%
* Not considered meaningful
Three and nine months ended September 30, 2022. Segment adjusted EBITDA decreased $1.4 million and $6.3 million, respectively, compared to the three and nine months ended September 30, 2021 primarily as a result of revenue decreases from gathering services and related fees, partially offset by a $1.0 million and $2.1 million, respectively, increase in proportional adjusted EBITDA from Ohio Gathering during the three and nine months ended September 30, 2022.

Rockies.
Volume throughput for our Rockies reportable segment follows.

	Rockies
	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Percentage Change	2022	2021	Percentage Change
Aggregate average daily throughput - natural gas (MMcf/d)	31	36	(14%)	30	36	(17%)
Aggregate average daily throughput - liquids (Mbbl/d)	66	63	5%	62	64	(3%)
Natural gas. Natural gas volume throughput decreased 14% and 17% compared to the three and nine months ended September 30, 2021, respectively, primarily reflecting natural production declines and weather related downtime that occurred during the three months ended June 30, 2022, partially offset by seven new well connections that came online subsequent to September 30, 2021.
Liquids. Liquids volume throughput increased 5% compared to the three months ended September 30, 2021, primarily associated with 34 new well connections that came online subsequent to September 30, 2021, including nine which came online in the three months ended September 30, 2022, partially offset by natural production declines and operational and weather related downtime that occurred during the three months ended June 30, 2022.
Liquids volume throughput decreased 3%, compared to the nine months ended September 30, 2021, primarily associated with natural production declines and operational and weather related downtime that occurred during the three months ended June 30, 2022, partially offset by 34 new well connections that came online subsequent to September 30, 2021.

Financial data for our Rockies reportable segment follows.

	Rockies
	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021	Percentage Change	2022		2021	Percentage Change
	(In thousands)				(In thousands)
Revenues:
Gathering services and related fees	$17,209		$19,074	(10)%	$51,508		$56,377	(9%)
Natural gas, NGLs and condensate sales	14,111		12,845	10%	42,697		33,688	27%
Other revenues	4,823		5,264	(8)%	14,708		16,573	(11)%
Total revenues	36,143		37,183	(3%)	108,913		106,638	2%
Costs and expenses:
Cost of natural gas and NGLs	13,674		12,513	9%	41,303		33,616	23%
Operation and maintenance	7,782		6,862	13%	21,208		21,063	1%
General and administrative	562		(1,372)	(141%)	1,761		983	79%
Depreciation and amortization	7,430		7,170	4%	22,349		22,102	1%
(Gain) loss on asset sales, net	(4)		(17)	*	10		(39)	*
Long-lived asset impairment	6,957		—	*	7,068		136	*
Total costs and expenses	36,401		25,156	45%	93,699		77,861	20%
Add:
Depreciation and amortization	7,430		7,170		22,349		22,102
Adjustments related to capital reimbursement activity	105		(473)		(835)		(1,408)
(Gain) loss on asset sales, net	(4)		(17)		10		(39)
Long-lived asset impairment	6,957		—		7,068		136
Other	32	—	15		185	—	38
Segment adjusted EBITDA	$14,262		$18,722	(24)%	$43,991		$49,606	(11%)

* Not considered meaningful
Three and nine months ended September 30, 2022. Segment adjusted EBITDA decreased $4.5 million and $5.6 million, respectively, compared to the three and nine months ended September 30, 2021 primarily due to lower volume throughput on our systems, the expiration of a customer’s minimum volume commitment contract in the DJ Basin, as well as a $1.8 million benefit resulting from the settlement of a legal matter in the comparative prior year period.

Permian.
Volume throughput for our Permian reportable segment follows.

	Permian
	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Percentage Change	2022	2021	Percentage Change
Average daily throughput (MMcf/d)	—	24	(100%)	18	28	(36%)
Average daily throughput (MMcf/d) (Double E)	314	—	n/a	272	—	n/a
On June 30, 2022, we completed the sale of our Lane G&P System. The volumes above include daily volume throughput data through the date of sale. Subsequent to the date of sale, the Permian reportable segment only includes the results of our equity method investment in Double E.
Double E commenced operations during November 2021. Volume throughput for Double E for the three and nine months ended September 30, 2022 averaged 314 MMcf per day and 272 MMcf per day, respectively.
The following table presents the MVC quantities that Double E’s shippers have contracted to with firm transportation service agreements and related negotiated rate agreements.

(Amounts in MMBTU/day)	Weighted average MVC quantities for the year ended December 31,
2022	622,603
2023	839,247
2024	990,205
2025	1,000,000
2026	1,000,178
2027	1,000,000
2028	1,002,562
2029	1,000,000
2030	1,000,000
2031	832,877

Financial data for our Permian reportable segment follows.

	Permian
	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Percentage Change	2022	2021	Percentage Change
	(In thousands)			(In thousands)
Revenues:
Gathering services and related fees	$—	$1,879	(100%)	$3,669	$6,340	(42%)
Natural gas, NGLs and condensate sales	—	7,925	(100)%	17,381	21,318	(18)%
Other revenues	891	1,045	(15%)	3,208	2,854	12%
Total revenues	891	10,849	(92)%	24,258	30,512	(20)%
Costs and expenses:
Cost of natural gas and NGLs	194	7,636	(97)%	18,007	21,819	(17)%
Operation and maintenance	—	1,632	(100%)	3,083	4,151	(26%)
General and administrative	57	159	(64)%	607	543	12%
Depreciation and amortization	3	1,465	(100)%	2,736	4,398	(38)%
Gain on asset sales, net	—	—	*	(13)	—	*
Long-lived asset impairment	—	—	*	84,516	—	*
Total costs and expenses	254	10,892	(98)%	108,936	30,911	252%
Add:
Depreciation and amortization	3	1,465		2,736	4,398
Adjustments related to capital reimbursement activity	—	—		(63)	—
Gain on asset sales, net	—	—		(13)	—
Long-lived asset impairment	—	—		84,516	—
Proportional adjusted EBITDA for Double E	4,242	—		11,350	—
Other	—	—		—	15
Segment adjusted EBITDA	$4,882	$1,422	243%	$13,848	$4,014	245%
*Not considered meaningful
Three and nine months ended September 30, 2022. Segment adjusted EBITDA increased $3.5 million and $9.8 million, respectively, compared to the three and nine months ended September 30, 2021, primarily due to an increase in proportional adjusted EBITDA from our equity method investment in Double E.

Piceance.
Volume throughput for our Piceance reportable segment follows.

	Piceance
	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Percentage Change	2022	2021	Percentage Change
Aggregate average daily throughput (MMcf/d)	305	321	(5%)	310	329	(6%)
Volume throughput decreased 5% and 6%, respectively, compared to the three and nine months ended September 30, 2021, as a result of natural production declines, partially offset by 9 new well connections that came online in October 2021.
Financial data for our Piceance reportable segment follows.

	Piceance
	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Percentage Change	2022	2021	Percentage Change
	(In thousands)			(In thousands)
Revenues:
Gathering services and related fees	$20,406	$24,104	(15%)	$60,458	$74,415	(19%)
Natural gas, NGLs and condensate sales	1,519	1,166	30%	5,481	4,044	36%
Other revenues	1,581	1,114	42%	4,132	3,523	17%
Total revenues	23,506	26,384	(11%)	70,071	81,982	(15%)
Costs and expenses:
Cost of natural gas and NGLs	1,215	923	32%	3,589	2,739	31%
Operation and maintenance	6,565	5,671	16%	17,623	15,980	10%
General and administrative	315	267	18%	969	910	6%
Depreciation and amortization	12,857	13,585	(5%)	38,483	35,216	9%
Gain on asset sales, net	(11)	(66)	*	(311)	(119)	*
Long-lived asset impairment	—	248	*	—	1,218	*
Total costs and expenses	20,941	20,628	2%	60,353	55,944	8%
Add:
Depreciation and amortization	12,857	13,585		38,483	35,216
Adjustments related to capital reimbursement activity	(1,270)	(721)		(2,871)	(2,552)
Gain on asset sales, net	(11)	(66)		(311)	(119)
Long-lived asset impairment	—	248		—	1,218
Other	108	106		348	465
Segment adjusted EBITDA	$14,249	$18,908	(25%)	$45,367	$60,266	(25%)
________
*Not considered meaningful
Three and nine months ended September 30, 2022. Segment adjusted EBITDA decreased $4.7 million and $14.9 million, respectively, compared to the three and nine months ended September 30, 2021, primarily reflecting a decrease in volume throughput as a result of natural production declines, the expiration of a customer’s minimum volume commitment contract in 2021, partially offset by new well activity.

Barnett.
Volume throughput for our Barnett reportable segment follows.

	Barnett
	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Percentage Change	2022	2021	Percentage Change
Average daily throughput (MMcf/d)	204	201	1%	200	197	2%
Volume throughput increased 1% and 2% compared to the three and nine months ended September 30, 2021, primarily as a result of 12 wells that came online subsequent to September 30, 2021, partially offset by natural production declines.
Financial data for our Barnett reportable segment follows.

	Barnett
	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Percentage Change	2022	2021	Percentage Change
	(In thousands)			(In thousands)
Revenues:
Gathering services and related fees	$10,671	$10,162	5%	$30,726	$29,934	3%
Natural gas, NGLs and condensate sales	998	185	439%	1,784	251	611%
Other revenues (1)	2,622	1,577	66%	6,356	3,649	74%
Total revenues	14,291	11,924	20%	38,866	33,834	15%
Costs and expenses:
Operation and maintenance	5,890	1,971	199%	13,234	6,287	110%
General and administrative	440	216	104%	954	711	34%
Depreciation and amortization	3,792	3,804	—	11,374	11,400	—
Gain on asset sales, net	(85)	(90)	*	(85)	(101)	*
Long-lived asset impairment	60	—	*	60	289	*
Total costs and expenses	10,097	5,901	71%	25,537	18,586	37%
Add:
Depreciation and amortization	4,027	4,039		12,078	12,103
Adjustments related to capital reimbursement activity	(332)	(335)		(990)	(997)
Gain on asset sales, net	(85)	(90)		(85)	(101)
Long-lived asset impairment	60	—		60	289
Other	—	—		5	—
Segment adjusted EBITDA	$7,864	$9,637	(18)%	$24,397	$26,542	(8)%
________
*Not considered meaningful
(1)Includes the amortization expense associated with our favorable gas gathering contracts as reported in Other revenues.
Three and nine months ended September 30, 2022. Segment adjusted EBITDA decreased $1.8 million and $2.1 million, respectively, compared to the three and nine months ended September 30, 2021, primarily as a result of higher general operating expenses that resulted from the nonrecurrence of commercial settlements that benefited the segment’s financial results in 2021, partially offset by a $2.4 million and $5.0 million increase in revenues for the three and nine months ended September 30, 2022, respectively.

Corporate and Other Overview for the Three and Nine Months Ended September 30, 2022 and 2021
Corporate and Other represents those results that are not specifically attributable to a reportable segment or that have not been allocated to our reportable segments, including certain general and administrative expense items, natural gas and crude oil marketing services, transaction costs and interest expense.

	Corporate and Other
	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Percentage Change	2022	2021	Percentage Change
	(In thousands)			(In thousands)
Revenues:
Total revenues	$323	$—	*	$659	$—	*
Costs and expenses:
Operation and maintenance	$3	$3,127	*	$1,196	$3,286	*
General and administrative(1)	6,951	9,071	(23)%	27,047	44,878	(40)%
Transaction costs	1,517	1,060	*	1,750	1,277	*
Interest expense	24,932	15,530	61%	73,982	44,985	64%
________
* Not considered meaningful
(1)Inclusive of a $19.3 million incremental loss contingency accrual during the nine months ended September 30, 2021 related to the 2015 Blacktail Release (See Note 14 - Commitments and Contingencies for additional information).
General and Administrative. General and administrative expense decreased by $2.1 million, compared to the three months ended September 30, 2021, primarily related to $1.1 million of deal costs incurred during the three months ended September 30, 2021 that did not occur during 2022.
General and administrative expense decreased by $17.8 million, compared to the nine months ended September 30, 2021, primarily related to the nonrecurrence of a $19.3 million loss contingency recognized in 2021 (for the 2015 Blacktail Release), partially offset by $2.5 million of employee severance costs incurred during the nine months ended September 30, 2022.
Interest Expense. The increase in interest expense for the three and nine months ended September 30, 2022, compared to three and nine months ended September 30, 2021, was primarily due to higher interest costs resulting from the issuance of the 2026 Secured Notes and borrowings on the Permian Transmission Term Loan, partially offset by principal reduction payments to our credit facilities (ABL Facility and Revolving Credit Facility).
Liquidity and Capital Resources
We rely primarily on internally generated cash flows as well as external financing sources, including our ABL Facility, and the issuance of debt, equity and preferred equity securities, and proceeds from potential asset divestitures, including the Lane G&P System and Bison Midstream divestitures, to fund our capital expenditures. We believe that our ABL Facility and Permian Transmission Credit Facility, together with internally generated cash flows and access to debt or equity capital markets, will be adequate to finance our operations for the next twelve months without adversely impacting our liquidity.
We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of September 30, 2022, our material off-balance sheet arrangements and transactions include (i) letters of credit outstanding against our ABL Facility aggregating to $5.9 million, and (ii) letters of credit outstanding against our Permian Transmission Credit Facility aggregating to $10.5 million. There are no other transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of our capital resources.

Indebtedness Compliance as of September 30, 2022. As of September 30, 2022, we were in compliance with all covenants contained in the Senior Notes, ABL Facility and the Permian Transmission Credit Facility. The ABL Facility requires that Summit Holdings not permit (i) the First Lien Net Leverage Ratio (as defined in the ABL Agreement) as of the last day of any fiscal quarter to be greater than 2.50:1.00, or (ii) the Interest Coverage Ratio (as defined in the ABL Agreement) as of the last day of any fiscal quarter to be less than 2.00:1.00. As of September 30, 2022, the First Lien Net Leverage Ratio and Interest Coverage Ratio was 0.38:1.00 and 2.57:1.00, respectively.
The 2022 DJ Acquisitions will be financed through a combination of borrowings under SMLP’s ABL Facility and a new, fully committed issuance of $85.0 million aggregate principal amount of Senior Secured Second Lien Notes due 2026 (the “Additional 2026 Secured Notes”), subject to the closing of the 2022 DJ Acquisitions. Pro forma for the transactions, SMLP expects to have approximately $325.0 million drawn on its $400.0 million ABL Facility at the end of 2022. See further discussion regarding the 2026 Secured Notes at Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operation - Capital Requirements - Excess Cash Flow Offers.
Credit Agreements and Financing Activities
ABL Facility. As of September 30, 2022, we had a $400.0 million revolving ABL Facility with a maturity date of May 1, 2026. As of September 30, 2022, the outstanding balance of the ABL Facility was $85.0 million and the available borrowing capacity totaled $309.1 million after giving effect to the issuance thereunder of $5.9 million of outstanding but undrawn irrevocable standby letters of credit.
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
Cash Flows
The components of the net change in cash and cash equivalents were as follows:

	Nine Months Ended September 30,
	2022	2021
	(In thousands)
Net cash provided by operating activities	$96,805	$127,731
Net cash provided by (used in) investing activities	87,438	(105,889)
Net cash used in financing activities	(189,851)	(31,125)
Net change in cash, cash equivalents and restricted cash	$(5,608)	$(9,283)
Operating activities.
Cash flows provided by operating activities for the nine months ended September 30, 2022 primarily reflected:
•a loss of $99.6 million plus positive adjustments of $192.4 million for non-cash operating items.
•a $4.0 million increase in working capital accounts.
Cash flows provided by operating activities for the nine months ended September 30, 2021 primarily reflected:
•a loss of $3.7 million plus adjustments of $124.8 million for non-cash items; and
•    a $6.6 million increase in working capital accounts.
Investing activities.
Cash flows provided by investing activities during the nine months ended September 30, 2022 primarily reflected:
•$75.5 million of cash proceeds from the disposition of the Lane G&P System, net of cash sold in the transaction;
•$36.7 million of cash proceeds from the disposition of Bison Midstream, net of cash sold in the transaction;
•$4.6 million of cash proceeds from the sale of compressors; offset by
•$21.0 million of cash outflows for capital expenditures; and
•$8.4 million of cash investments in the Double E Project.
Cash flows used in investing activities during the nine months ended September 30, 2021 primarily reflected:

•$102.1 million for cash investments in the Double E Project;
•$11.8 million of cash outflows for capital expenditures; offset by
•$8.0 million of cash proceeds from the sale of compressors.
Financing activities.
Cash flows used in financing activities during the nine months ended September 30, 2022 primarily reflected:
•$205.0 million of cash outflow for repayments on the ABL Facility,
•$3.4 million of cash outflow for repayments on the Permian Transmission Term Loan, partially offset by
•$23.0 million from borrowings on ABL Facility.
Cash flows used in financing activities during the nine months ended September 30, 2021 primarily reflected:
•$132.0 million of cash outflow for repayments on the Revolving Credit Facility;
•$5.2 million of cash payments related to debt issuance costs; offset by
•$107.0 million from borrowings under the Permian Transmission Credit Facility.
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
For the nine months ended September 30, 2022, cash paid for capital expenditures totaled $21.0 million which included $7.2 million of maintenance capital expenditures. For the nine months ended September 30, 2022, there were no contributions to Ohio Gathering and we contributed $8.4 million to Double E.
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
Excess Cash Flow Offers to Purchase.
Starting in the first quarter of 2023 with respect to the fiscal year ended 2022, and continuing annually through fiscal year 2025, the Partnership is required under the terms of the 2026 Secured Notes Indenture to, if it has Excess Cash Flow (as defined in the 2026 Secured Notes Indenture), and subject to its ability to make such an offer under the ABL Facility, offer to purchase an amount of the 2026 Secured Notes, at 100% of the principal amount plus accrued and unpaid interest, equal to 100% of the Excess Cash Flow generated in the prior year.
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
Off-Balance Sheet Arrangements
During the three and nine months ended September 30, 2022, there were no material changes to the off-balance sheet obligations disclosed in our 2021 Annual Report other than the following. On June 30, 2022, in connection with the disposition of the Lane G&P System, a subsidiary of Matador Resources assumed our commitment related to the take-or-pay firm capacity on the Double E Pipeline. The assumption of the take-or-pay contract relieved the Partnership of $29.2 million of remaining firm transportation obligations to Double E.
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
On September 19, 2022, the Partnership completed the disposition of the Bison Midstream for a cash sales price of $40.0 million. On June 30, 2022, the Partnership completed the disposition of all the equity interests in Summit Permian and Summit Permian Finance for a cash sale price of $75.0 million. In connection with the dispositions, the status of Bison Midstream, Summit Permian and Summit Permian Finance as guarantor subsidiaries, was modified prior to each respective disposition. The summarized financial information below presents the activities and balances of Bison Midstream, Summit Permian and Summit Permian Finance as guarantor subsidiaries for all summarized income statement periods and balance sheet dates presented in which they were owned by the Partnership. Bison Midstream, Summit Permian and Summit Permian Finance were not included in the Partnership’s balance sheet as of September 30, 2022 and their assets and liabilities are not included in the September 30, 2022 summarized balance sheet below.

Summarized Balance Sheet Information. Summarized balance sheet information as of September 30, 2022 and December 31, 2021 follows.

	September 30, 2022
	SMLP	Obligor Group
	(In thousands)
Assets
Current assets	$5,415	$64,076
Noncurrent assets	5,977	1,857,630

Liabilities
Current liabilities	$11,860	$65,395
Noncurrent liabilities	2,399	1,089,692

	December 31, 2021
	SMLP	Obligor Group
	(In thousands)
Assets
Current assets	$2,495	$70,483
Noncurrent assets	4,776	2,149,300

Liabilities
Current liabilities	$12,463	$58,658
Noncurrent liabilities	1,771	1,274,803
Summarized Statements of Operations Information. For the purposes of the following summarized statements of operations, we allocate a portion of general and administrative expenses recognized at the SMLP parent to the Obligor Group to reflect what those entities' results would have been had they operated on a stand-alone basis. Summarized statements of operations for the nine months ended September 30, 2022 and for the year ended December 31, 2021 follow.

	Nine Months Ended September 30, 2022
	SMLP	Obligor Group
	(In thousands)
Total revenues	$—	$283,871
Total costs and expenses	2,867	336,210
Loss before income taxes and income from equity method investees	(2,867)	(121,384)
Income from equity method investees	—	10,277
Net loss	$(3,171)	$(111,107)

	Year Ended December 31, 2021
	SMLP	Obligor Group
	(In thousands)
Total revenues	$—	$400,619
Total costs and expenses	23,989	317,975
Income (loss) before income taxes and loss from equity method investees	(37,618)	13,931
Income from equity method investees	—	9,116
Net income (loss)	$(37,291)	$23,047

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
•the expected timing and benefits of the pending acquisitions discussed herein (including the 2022 DJ Acquisitions);
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
•our ability to refinance near-term maturities on favorable terms or at all;
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
•interest rates;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our interest rate risk exposure, which is largely related to our indebtedness, has not changed materially since December 31, 2021. As of September 30, 2022, we had approximately $959.5 million principal of fixed-rate debt, $85.0 million outstanding under our variable rate ABL Facility and $156.6 million outstanding under the variable rate Permian Transmission Term Loan (see Note 8 - Debt). As of September 30, 2022, we had $140.9 million of interest rate exposure hedged to offset the impact of changes in interest rates on our Permian Transmission Term Loan. While existing fixed-rate debt mitigates the downside impact of fluctuations in interest rates, future issuances of long-term debt could be impacted by increases in interest rates, which could result in higher overall interest costs. In addition, the borrowings under our ABL Facility, which have a variable interest rate, also expose us to the risk of increasing interest rates. For additional information, see the "Interest Rate Risk" section included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the 2021 Annual Report and updates to our risk factors included herein.
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
Item 4. Controls and Procedures.
Under the direction of our General Partner's Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of September 30, 2022 and (ii) no change in internal control over financial reporting occurred during the quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
A merits hearing is currently scheduled for March 6, 2023 in Houston, Texas. MCSI seeks alleged damages totaling approximately $12.0 million on various theories, including breach of contract, quantum meruit and fraud, plus interest, fees and costs. Summit denies all liability and seeks to recover all costs and fees associated with defending the arbitration. We do not currently believe that the eventual outcome of this matter could have a material adverse effect on our business, financial condition, results of operations or cash flows. In conjunction with the disposition of Lane Gathering and Processing system on June 30, 2022, Summit Holdings provided the buyer with an indemnity for and hold harmless from these claims.
Fiberspar Corporation
On May 3, 2022, Fiberspar Corporation filed a petition in state court alleging $5.0 million or more owed but not paid for orders of pipeline product from Fiberspar. The petition asserts causes of action for breach of contract and suit on sworn account. A civil action on the same claims had been filed by Fiberspar in 2016 but was dismissed without prejudice pursuant to a standstill and tolling agreement that expired in 2021. We filed an answer on September 6, 2022 denying Fiberspar’s claims and asserting counter claims. The case is pending in the District Court of Harris County, Texas. We are unable to predict the final outcome of this matter.
Global Settlement
On August 4, 2022, the U.S. District Court denied two claims brought by landowners for restitution relating to the Global Settlement in conjunction with the criminal proceedings under the Plea Agreement. See Note 14 - Commitments and Contingencies for additional information.
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

3.4		Certificate of Formation of Summit Midstream GP, LLC (Incorporated herein by reference to Exhibit 3.4 to SMLP's Form S-1 Registration Statement dated August 21, 2012 (Commission File No. 333-183466))
10.1	+	Purchase and Sale Agreement between Summit Midstream Holdings, LLC and Steel Reef US Corp. dated September 19, 2022
22.1	+
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

Summit Midstream Partners, LP
(Registrant)

By: Summit Midstream GP, LLC (its General Partner)

November 4, 2022	/s/ WILLIAM J. MAULT
William J. Mault, Executive Vice President and Chief Financial Officer (Principal Financial Officer)