Form 10-K
period 2022-12-31
Summit Midstream Partners, LP
filed 2023-03-01
CIK 1549922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐    Yes      ☒    No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐    Yes      ☒    No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒    Yes      ☐    No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).☒    Yes     ☐     No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐    Yes      ☒    No
The aggregate market value of the common units held by non-affiliates of the registrant as of June 30, 2022 was $129,415,408.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	As of February 24, 2023
Common Units	10,182,763
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2023 Annual Meeting of Limited Partners, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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
•the extent and success of our customers' drilling and completion efforts, as well as the quantity of natural gas, crude oil, fresh water deliveries, and produced water volumes produced within proximity of our assets;
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
•any other issues that can result in deficiencies in the design, installation or operation of our gathering, compression, treating, processing and freshwater facilities;

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

•A transition from hydrocarbon energy sources to alternative energy sources could lead to changes in demand, technology and public sentiment which could have material adverse effects on our business and results of operations.
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
•The phase-out of LIBOR could have adverse effects on our hedging strategies, financial condition, results of operations and cash flows.
•A downgrade of our credit rating could impact our liquidity, access to capital and our costs of doing business, and independent third parties determine our credit ratings outside of our control.
•We have in the past and may in the future incur losses due to an impairment in the carrying value of our long-lived assets or equity method investments.
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
•In 2020, we engaged in transactions that generated substantial cancellation of debt (“COD”) income on a per unit basis relative to the trading price of our common units. We may engage in other transactions that result in substantial COD income or other gains in the future, and such events may cause a unitholder to be allocated income with respect to our units with no corresponding distribution of cash to fund the payment of the resulting tax liability to the unitholder.
Risks Related to Terrorism and Cyberterrorism
•Terrorist attacks and threats, escalation of military activity in response to these attacks or acts of war could have a material adverse effect on our business, financial condition or results of operations.
•Our operations depend on the use of information technology and operational technology systems that could be the target of a cyberattack.

ORGANIZATIONAL CHART
The following chart provides a summarized view of our legal entity structure at December 31, 2022:

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
Ohio Gathering (1) (2) (~37% ownership)
Rockies
Centennial Water Pipelines, LLC. (2)
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
2022 DJ Acquisitions
the acquisition of Outrigger DJ Midstream LLC from Outrigger Energy II LLC, and each of Sterling Energy Investments LLC, Grasslands Energy Marketing LLC and Centennial Water Pipelines LLC from Sterling Investment Holdings LLC

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

Additional 2026 Secured Notes	the additional $85.0 million of 2026 Secured Notes issued in November 2022 in connection with the 2022 DJ Acquisitions
AMI	area of mutual interest; AMIs require that any production from wells drilled by our customers within the AMI be shipped on and/or processed by our gathering systems
associated natural gas	a form of natural gas which is found with deposits of petroleum, either dissolved in the crude oil or as a free gas cap above the crude oil in the reservoir
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bbl	one barrel; used for crude oil and produced water and equivalent to 42 U.S. gallons
Bcf	one billion cubic feet
Bcfe/d	the equivalent of one billion cubic feet per day; generally calculated when liquids are converted into natural gas; determined using a ratio of six thousand cubic feet of natural gas to one barrel of liquids

Bison Midstream	Bison Midstream, LLC
Board of Directors	the board of directors of our General Partner
CAA	Clean Air Act
CEA	Commodity Exchange Act

CERCLA	Comprehensive Environmental Response, Compensation and Liability Act
CFTC	Commodity Futures Trading Commission
COD	cancellation of debt
Collateral Agreement	Collateral Agreement, dated as of November 2, 2021, by and among SMLP, as a pledgor, Summit Holdings and Finance Corp., as pledgors and grantors, the subsidiary guarantors party therein, and Regions Bank, as collateral agent

Compensation Committee	the compensation committee of the Board of Directors
condensate	a natural gas liquid with a low vapor pressure, mainly composed of propane, butane, pentane and heavier hydrocarbon fractions
Conflicts Committee	the conflicts committee of the Board of Directors, if established
Co-Issuers	Summit Holdings and Finance Corp.
CWA	Clean Water Act
DFW Midstream	DFW Midstream Services LLC
DJ Basin	Denver-Julesburg Basin
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
DOT	U.S. Department of Transportation
Double E	Double E Pipeline, LLC
Double E Pipeline
a 1.35 Bcf per day, FERC-regulated interstate natural gas transmission pipeline that commenced operations in November 2021 and provides transportation service from multiple receipt points in the Delaware Basin to various delivery points in and around the Waha hub in Texas

Double E Project	the development and construction of the Double E Pipeline
dry gas	natural gas primarily composed of methane where heavy hydrocarbons and water either do not exist or have been removed through processing or treating
Dth/d	one million British Thermal Units per day
ECP	Energy Capital Partners II, LLC and its parallel and co-investment funds
EPA	Environmental Protection Agency
Epping	Epping Transmission Company, LLC
Epping Pipeline	an interstate crude oil pipeline in North Dakota, owned and operated by Epping
EPU	earnings or loss per unit

Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Finance Corp.	Summit Midstream Finance Corp.
FTC	Federal Trade Commission
GAAP	accounting principles generally accepted in the United States of America
General Partner	Summit Midstream GP, LLC
GHG	greenhouse gas(es)
GP	general partner
Grand River	Grand River Gathering, LLC
Guarantor Subsidiaries	Bison Midstream and its subsidiaries, Grand River and its subsidiaries, DFW Midstream, Summit Marketing, Summit Permian, Permian Finance, OpCo, Summit Utica, Meadowlark Midstream, Summit Permian II, Mountaineer Midstream, Epping, Red Rock, Polar Midstream and Summit Niobrara

hub	geographic location of a storage facility and multiple pipeline interconnections
ICA	Interstate Commerce Act
Intercreditor Agreement	Intercreditor Agreement, dated as of November 2, 2021, by and among Bank of America, N.A., as first lien representative and collateral agent for the initial first lien claimholders, Regions Bank, as second lien representative for the initial second lien claimholders and as collateral agent for the initial second lien claimholders, acknowledged and agreed to by Summit Holdings and the other grantors referred to therein

IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
Mbbl/d	one thousand barrels per day
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MDTQ	maximum daily transportation quantity
Meadowlark Midstream	Meadowlark Midstream Company, LLC
MMBtu	one million British Thermal Units
MMcf	one million cubic feet
MMcf/d	one million cubic feet per day

MMcfe/d	the equivalent of one million cubic feet per day; determined using a ratio of six thousand cubic feet of natural gas to one barrel of liquids
Mountaineer Midstream	Mountaineer Midstream Company, LLC
MVC	minimum volume commitment
NAAQS	national ambient air quality standard
NEPA	National Environmental Policy Act
NDIC	North Dakota Industrial Commission
NGA	Natural Gas Act
NGLs	natural gas liquids; the combination of ethane, propane, normal butane, iso-butane and natural gasolines that when removed from unprocessed natural gas streams become liquid under various levels of higher pressure and lower temperature

NGPA	Natural Gas Policy Act of 1978
Niobrara G&P	Niobrara Gathering and Processing system
Non-Guarantor Subsidiaries	Permian Holdco and Summit Permian Transmission
NYSE	New York Stock Exchange
Obligor Group	the Co-Issuers and the Guarantor Subsidiaries
OCC	Ohio Condensate Company, L.L.C.
OGC	Ohio Gathering Company, L.L.C.
Ohio Gathering	Ohio Gathering Company, L.L.C. and Ohio Condensate Company, L.L.C.
OPA	Oil Pollution Control Act
OpCo	Summit Midstream OpCo, LP
PHMSA	Pipeline and Hazardous Materials Safety Administration
play	a proven geological formation that contains commercial amounts of hydrocarbons
Permian Finance	Summit Midstream Permian Finance, LLC
Permian Holdco	Summit Permian Transmission Holdco, LLC
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

Permian Transmission Credit Facility	the credit facility governed by the Credit Agreement, dated as of March 8, 2021, among Summit Permian Transmission, LLC, as borrower, MUFG Bank Ltd., as administrative agent, Mizuho Bank (USA), as collateral agent, ING Capital LLC, Mizuho Bank, Ltd. and MUFG Union Bank, N.A., as L/C issuers, coordinating lead arrangers and joint bookrunners, and the lenders from time-to-time party thereto

Polar and Divide	the Polar and Divide system; collectively Polar Midstream and Epping
Polar Midstream	Polar Midstream, LLC
produced water	water from underground geologic formations that is a by-product of natural gas and crude oil production
PSD	Prevention of Significant Deterioration
RCRA	Resource Conservation and Recovery Act
Red Rock Gathering	Red Rock Gathering Company, LLC
Revolving Credit Facility	the senior secured revolving credit facility governed by the Fourth Amended and Restated Credit Agreement dated as of December 18,2020, as amended by the Third Amended and Restated Credit Agreement dated as of May 26, 2017, as amended by the First Amendment to Third Amended and Restated Credit Agreement dated as of September 22, 2017, the Second Amendment to Third Amended and Restated Credit Agreement dated as of June 26, 2019 and the Third Amendment to Third Amended and Restated Credit Agreement dated as of December 24, 2019

SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
segment adjusted EBITDA	total revenues less total costs and expenses; plus (i) other income excluding interest income, (ii) our proportional adjusted EBITDA for equity method investees, (iii) depreciation and amortization, (iv) adjustments related to MVC shortfall payments, (v) adjustments related to capital reimbursement activity, (vi) unit- based and noncash compensation, (vii) impairments and (viii) other noncash expenses or losses, less other noncash income or gains

Series A Preferred Units	Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units issued by the Partnership
shortfall payment	the payment received from a counterparty when its volume throughput does not meet its MVC for the applicable period
SMLP	Summit Midstream Partners, LP
SMLP Holdings	SMLP Holdings, LLC
SMLP LTIP	SMLP Long-Term Incentive Plan
SMP Holdings	Summit Midstream Partners Holdings, LLC, also known as SMPH
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
the Partnership Agreement
the Fourth Amended and Restated Agreement of Limited Partnership of the
Partnership dated May 28, 2020, as amended by Amendment No. 1 to the Fourth Amended and Restated Agreement of Limited Partnership, dated February 23, 2023

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
Our Business Strategies
We operate a differentiated midstream platform that is built for long-term, sustainable value creation. Our integrated assets are strategically located in production basins including the Williston Basin, DJ Basin, Utica Shale, Marcellus Shale, Barnett Shale, Piceance Basin and Permian Basin. Our primary business objective is to maximize cash flow and provide cash flow stability for our stakeholders while growing prudently and profitably. We intend to accomplish this objective by executing the following strategies:
•Capital structure optimization. We seek to maximize unitholder value. Our capital structure currently consists of common equity, preferred equity, and indebtedness that is comprised of debt securities and borrowings under our revolving credit facilities, a portion of which is secured by substantially all of the Partnership's assets. We intend to optimize our capital structure in the future by reducing our indebtedness with free cash flow, and when appropriate, we may pursue opportunistic capital markets transactions with the objective of increasing long-term unitholder value.
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
•Maintaining strong producer relationships to maximize utilization of all of our midstream assets. We have cultivated strong producer relationships by focusing on customer service and reliable project execution and by operating our assets safely and reliably over time. We believe that our strong producer relationships will create future opportunities to expand our midstream services reach and optimize the utilization of our midstream assets for our customers.
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
Recent Developments and Highlights
The following is a brief listing of significant developments and highlights for the year ended December 31, 2022. Additional information regarding these items may be found elsewhere in this Annual Report.
•Simultaneously completed the strategic 2022 DJ Acquisitions for $305.0 million. In December 2022, we acquired Outrigger DJ for cash consideration of $165.0 million, subject to post-closing adjustments, and Sterling DJ for cash consideration of $140.0 million, subject to post-closing adjustments. These acquisitions were a strategic step in our overall corporate strategy to establish a franchise position in the DJ Basin and expand our footprint for the benefit of our customers. The 2022 DJ Acquisitions significantly increased our gas processing capacity in the DJ Basin and diversified our customer base with a combination of long-term fixed fee and percentage-of-proceeds contracts. We funded these acquisitions through a combination of borrowings under the credit facility and the issuance of $85.0 million of Senior Secured Second Lien Notes due in 2026.

•Portfolio optimization – Permian Midstream Divestiture. In June 2022, we completed the disposition of all the equity interests in Summit Permian, which owns the Lane Gathering and Processing System (“Lane G&P System”), and Permian Finance to Longwood Gathering and Disposal Systems, LP (“Longwood”), a wholly owned subsidiary of Matador ͏Resources Company (“Matador”), for cash consideration of $75.0 million. In connection with the transaction, we released, to a subsidiary of Matador, and Matador agreed to assume, take or-pay firm capacity on the Double E Pipeline.
•Portfolio optimization – Bison Midstream Divestiture. In September 2022, we completed the sale of Bison Midstream, LLC (“Bison Midstream”) and its gas gathering system in Burke and Mountrail Counties, North Dakota to a subsidiary of Steel Reef Infrastructure Corp. (“Steel Reef”) for cash consideration of $40.0 million.
•Issued inaugural Environmental, Social and Governance Report (“ESG Report”). In June 2022, we published our initial ESG Report. The report showcases our commitment to core principles that drive operational excellence, sustainability and value for our business. These principles include prioritizing safe and reliable operations, minimizing our environmental impact, protecting our employees’ health and wellbeing, and following responsible and ethical business practices. The ESG Report can be found at www.summitmidstream.com/esg but is not incorporated by reference and is not a part of this Annual Report on Form 10-K.
Our Midstream Assets
Our midstream assets primarily gather natural gas produced from pad sites, wells and central receipt points connected to our systems. Gathered natural gas volumes are then compressed, dehydrated, treated and/or processed for delivery to downstream pipelines serving processing plants or end users. We also contract with producers to gather crude oil and produced water from wells connected to our systems for delivery to downstream pipelines and to third-party rail terminals in the case of crude oil and to third-party disposal wells in the case of produced water. We generally refer to most of the services our systems provide as gathering services. We also provide natural gas transmission services via Double E, a long-haul natural gas pipeline in which we indirectly own a 70% equity interest and serve as the pipeline’s operator. Double E provides natural gas transportation services from multiple receipt points in the Permian Basin to various delivery points in and around the Waha hub in Texas.
Reportable Segments. As of December 31, 2022, our reportable segments are below along with management’s categorization of the primary commodity driving customer drilling and completion decisions for each segment:
Oil price driven. Our cash flows in the Rockies and Permian segments are primarily influenced by the prevailing price of crude oil because the drilling and completion decisions by our customers in these segments are based on well economics most heavily tied to crude oil prices. Our customers’ decisions to drill and complete wells in these segments therefore result in higher volume throughput and cash flows for our midstream assets in which we collect fixed fees for gathering or processing hydrocarbons, gathering produced water, or transporting residue natural gas.
•Rockies – Includes our wholly owned midstream assets located in the Williston Basin and the DJ Basin.
•Permian – Includes our equity method investment in Double E.
Natural gas price driven. Our cash flows in the Northeast, Piceance and Barnett segments are primarily influenced by the prevailing price of natural gas because the drilling, completion and recompletion decisions by our customers in these segments are based on well economics most heavily tied to natural gas and NGL prices. Our customers’ decisions to drill, complete or recomplete wells in these segments therefore result in higher throughput and cash flows for those segments in which we collect fixed fees for gathering natural gas.
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
Areas of Mutual Interest. The vast majority of our gathering and processing agreements contain AMIs, some of which extend through 2039. The AMIs generally require that any production by our customers within the AMIs will be gathered and/or processed by our assets. In general, our customers have not leased acreage that cover our entire AMIs but, to the extent that they have leased acreage within our AMI, or lease additional acreage within our AMIs, any production from wells within that AMI will be dedicated to our systems.
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
Our AMIs cover approximately 3.9 million surface acres in the aggregate, which includes more than 0.8 million surface acres associated with Ohio Gathering.
Minimum Volume Commitments. Certain of our gathering and/or processing agreements contain MVCs which, like AMIs, benefit from the development and ongoing operation of a gathering system because they provide a minimum contracted monthly or annual revenue stream. Some of our MVCs, including those of affiliates, extend through 2031. To the extent a customer does not meet its contractual MVC, it is obligated to make an MVC shortfall payment to us to cover the shortfall of required volume throughput not shipped or processed, either on a monthly or annual basis. We have designed our MVC provisions to ensure that we will generate a minimum amount of revenue from each customer over the life of the associated gathering and/or processing agreement, by either collecting gathering or processing fees on actual throughput or from cash payments to cover any MVC shortfall.
As of December 31, 2022, we had remaining MVCs totaling 0.7 Tcfe, our MVCs had a weighted-average remaining life of 4.1 years, and these MVC's average approximately 408 MMcfe/d through 2027.
For additional information on our MVCs, see Note 4 – Revenue and Note 8 – Deferred Revenue to the consolidated financial statements.
Throughput and Commodity Price Exposure. Our financial results are primarily driven by volume throughput across our gathering systems and by expense management. During 2022, aggregate natural gas volume throughput averaged 1,208 MMcf/d and crude oil and produced water volume throughput averaged 62 Mbbl/d. A majority of the volumes that we gather, compress, treat and/or process have a fixed-fee rate structure, which enhances the stability of our cash flows by providing a revenue stream that is not subject to direct commodity price risk or volatility. We also earn a portion of our revenues from the following activities that directly expose us to fluctuations in commodity prices: (i) the sale of physical natural gas and/or NGLs purchased under percentage-of-proceeds or other processing arrangements with certain of our customers in the Rockies, Permian and Piceance segments, (ii) the sale of natural gas we retain from certain Barnett customers, (iii) the sale of condensate we retain from our gathering services in the Rockies and Piceance segments and (iv) additional gathering fees that are tied to performance of certain commodity price indexes, which are then added to the fixed gathering rates. During the year ended December 31, 2022, these additional activities accounted for approximately 18% of total revenues.
Equity Method Investment – Ohio Gathering. We have an equity method investment in Ohio Gathering, which comprises a natural gas gathering system and condensate stabilization facility located in the core of the Utica Shale in southeastern Ohio. Our joint venture partner in Ohio Gathering may elect to fund 100% of a capital call if we choose not to fund our proportionate share of such capital call. In 2022 and 2021, we chose to not fund capital calls in Ohio Gathering because the investment did not meet our corporate objectives and as a result, our ownership interest in that venture was reduced to 37.2% as of December 31, 2022 from 37.8% as of December 31, 2021. MPLX LP (“MPLX”) is the operator of the Ohio Gathering joint venture and our joint venture partner.
Equity Method Investment – Double E. We have an equity method investment in Double E, a 1.35 Bcf/d FERC-regulated interstate natural gas transmission pipeline that commenced operations in November 2021 and provides transportation service from multiple receipt points in the Delaware Basin to various delivery points in and around the Waha hub in Texas. We are the operator of the joint venture and have made all required capital contributions to Double E. As of December 31, 2022, the Partnership owns a 70% interest in Double E. A subsidiary of ExxonMobil Corporation is our joint venture partner.

Overview of our Segments
Northeast.
The following table provides operating information regarding our Northeast reportable segment as of December 31, 2022.

	Aggregate throughput capacity (MMcf/d)	Average daily MVCs through 2027 (MMcf/d)	Remaining MVCs (Bcf)	Weighted-average remaining contract life (Years)	Weighted-average remaining MVC life (Years)
Northeast (1)	1,770	221	403	7.2	4.0
Ohio Gathering (2)	1,100	n/a	n/a	9.1	n/a
______________________________________________
(1) Includes our wholly owned assets, Summit Utica system and Mountaineer Midstream system
(2) Presented on a gross basis. As of December 31, 2022, we owned approximately a 37.2% interest in OGC and approximately a 38.2% interest in OCC.
Our Northeast segment is comprised of our Summit Utica system, our Mountaineer Midstream system, and our equity method investments in Ohio Gathering.
Summit Utica system. The Summit Utica system is a natural gas gathering system located in Belmont and Monroe counties in southeastern Ohio and serves producers targeting the dry gas reserves of the Utica and Point Pleasant shale formations. The Summit Utica system gathers and delivers natural gas, primarily under long-term, fee-based gathering agreements, which include acreage dedications. Ascent Resources is the key customer of Summit Utica, and the AMIs from our customers for this system cover approximately 115,000 surface acres in the aggregate.
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
Mountaineer Midstream system. The Mountaineer Midstream system, within the Marcellus shale, is located in Doddridge and Harrison counties in West Virginia where it gathers natural gas under a long-term, fee-based contract with Antero Resources Corporation (“Antero”), which is targeting liquids-rich natural gas production from the Marcellus shale in the Appalachian Basin. Volume throughput on the Mountaineer Midstream system is underpinned by minimum revenue commitments from Antero.
The Mountaineer Midstream system consists of a high-pressure natural gas gathering system and two compressor stations. This system gathers high-pressure natural gas received from upstream pipeline interconnections with Antero Midstream. Mountaineer Midstream serves as a critical inlet to the Sherwood Processing Complex, a primary destination for liquids-rich natural gas in northern West Virginia and one of the largest natural gas processing facilities in the United States.
Ohio Gathering. Ohio Gathering comprises a natural gas gathering system and condensate stabilization facility located in the core of the Utica Shale in southeastern Ohio. The gathering system spans the condensate, liquids-rich and dry gas windows of the Utica Shale for multiple producers that are targeting production from the Utica and Point Pleasant shale formations across Belmont, Monroe, Guernsey, Harrison and Noble counties in southeastern Ohio. Ohio Gathering is operated by our partner, MPLX. Substantially all gathering services on the Ohio Gathering system are provided pursuant to long-term, fee-based gathering agreements. Ascent Resources and Gulfport Energy Corporation are Ohio Gathering's key customers and the AMIs from our customers for this system cover approximately 830,000 surface acres in the aggregate.
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
As of December 31, 2022, we owned approximately a 37.2% interest in OGC and approximately a 38.2% interest in OCC. For additional information, see Note 7 - Equity Method Investments to the consolidated financial statements.

Rockies.
The following table provides operating information regarding our Rockies reportable segment as of December 31, 2022.

	Aggregate throughput capacity - liquids (Mbbl/d)	Aggregate throughput capacity - natural gas (MMcf/d)	Average daily MVCs through 2027 (MMcf/d)	Remaining MVCs (Bcfe)	Weighted-average remaining contract life (Years)	Weighted-average remaining MVC life (Years)
Rockies - Williston	225	n/a	n/a	n/a	5.2	n/a
Rockies - DJ (1)	50	220	13	26	8.4	5.4
______________________________________________
(1)Capacity of 220 MMcf/d represents nameplate processing capacity. Operational capacity is estimated at approximately 190 MMcf/d.
AMIs for the Rockies reportable segment total approximately 2.4 million surface acres in the aggregate.
Our Rockies reportable segment is comprised of our Polar and Divide system and the Niobrara G&P system.
Polar and Divide system. The Polar and Divide system, collectively Polar Midstream and Epping, which is located primarily in Williams and Divide counties in northwestern North Dakota, owns, operates and is currently developing crude oil and produced water gathering systems and transmission pipelines serving multiple customers that are targeting crude oil production from the Bakken and Three Forks shale formations. The Polar and Divide system is underpinned by long-term, fee-based gathering agreements, which include acreage dedications and MVCs. Chord Energy Corporation (formerly Whiting Petroleum Corporation), Zavanna LLC, Crescent Point Energy Corp, Enerplus Corporation and Kraken Resources are the key customers of the Polar and Divide system.
Crude oil that is gathered by the Polar and Divide system is delivered to interconnects with (i) the Dakota Access Pipeline, (ii) the COLT Hub rail facility, (iii) Enbridge Inc’s North Dakota Pipeline System and (iv) Global Partners LP's Basin Transload rail terminal. Produced water is delivered to third-party disposal facilities.
Niobrara G&P system. The Niobrara G&P system is located near Hereford, Colorado, in rural Weld, Morgan and Logan Counties, and in Cheyenne County of Nebraska. Weld County is the largest crude oil and natural gas producing county in Colorado. Gathering and processing services on the Niobrara G&P system are provided pursuant to long-term, fee-based and percentage of proceeds agreements with producers that are primarily targeting crude oil production from the Niobrara and Codell shale formations. Chevron Corporation, Civitas Resources, Inc., a large U.S. independent crude oil and natural gas company, Mallard Exploration (recently acquired by Bison Oil and Gas IV in January 2023), and Verdad Resources are the key customers of the Niobrara G&P system and have underpinned our volume throughput with acreage dedications and MVCs.
The Niobrara G&P system operates a low-pressure associated natural gas gathering system, and natural gas processing plants with processing capacity of up to 220 MMcf/d.
Residue gas is delivered to the Cheyenne Plains, Colorado Interstate Gas, Trailblazer Pipeline and Southern Star and processed NGLs are delivered to the Overland Pass Pipeline and the P66 NGL System.
Additionally, the system has discrete freshwater infrastructure that consists of 19 water wells and other infrastructure to provide its customers with up to approximately 55,000 barrels per day of fresh water for well completion activities, and the system includes approximately 30 miles of crude oil gathering pipeline with delivery into the Pony Express pipeline.

Permian.
The following table provides operating information regarding our Permian reportable segment as of December 31, 2022.

	Aggregate throughput capacity (MMcf/d)	Average daily MVCs through 2027 (MMcf/d)	Remaining MVCs (Bcf)	Weighted-average remaining contract life (Years)	Weighted-average remaining MVC life (Years)
Double E (1)	1,350	964	3,177	8.8	8.8
______________________________________________
(1) Presented on a gross basis. Existing MVC’s contractually increase to 1.0 Bcf/d beginning in November 2024. As of December 31, 2022, we owned a 70% interest in Double E.
Double E. Double E is a 135 mile, 1.35 Bcf/d, FERC-regulated interstate natural gas transmission pipeline that commenced operations in November 2021 and provides transportation service from receipt points in the Delaware Basin to various delivery points in and around the Waha hub in Texas. Double E is underpinned by 1.0 Bcf/d of long-term take-or-pay contracts with ExxonMobil Corporation, Marathon Oil and Matador Resources Company (“Matador”). In 2021, we entered into negotiated rate agreements with an average term of 10 years from the in-service date of the pipeline, which occurred on November 18, 2021 and with total MDTQ’s that increase from 585,000 Dth/d during the first year of the agreement to 1,000,000 Dth/d in the fourth year, which equates to approximately 74% of its certificated capacity of 1,350,000 Dth/d. Volume throughput is received from multiple processing plants, including Matador’s Marlan plant, XTO’s Cowboy plant, Targa’s Roadrunner plant, San Mateo’s Black River plant and Crestwood’s Carlsbad plant. Double E is in the process of connecting EnLink’s Lobo plant and expects that connection to be operational in 2023. The Partnership owns 70% of Double E and operates the pipeline.

Piceance.
The following table provides operating information regarding our Piceance reportable segment as of December 31, 2022.

	Aggregate throughput capacity (MMcf/d)	Average daily MVCs through 2027 (MMcf/d)	Remaining MVCs (Bcf)	Weighted-average remaining contract life (Years)	Weighted-average remaining MVC life (Years)
Piceance	1,151	175	319	9.7	3.4
AMIs for the Piceance reportable segment cover approximately 434,000 surface acres in the aggregate.
Our Piceance reportable segment is comprised of our Grand River gathering system.
Grand River system. Grand River is primarily located in Garfield County, one of the largest natural gas producing counties in Colorado. The Grand River system provides natural gas gathering services pursuant to primarily long-term and fee-based agreements with multiple producers, including its key customers, Caerus Oil and Gas and Terra Energy Partners. Volume throughput on the Grand River system is underpinned with acreage dedications and MVCs.
The Grand River system is primarily a low-pressure gathering system located in western Colorado that gathers natural gas produced from directional wells targeting the liquids-rich Mesaverde formation. The Grand River system also gathers natural gas produced from the Mancos and Niobrara shale formations.
Natural gas gathered and/or processed on the Grand River system is compressed, dehydrated, processed and/or discharged to downstream pipelines serving (i) the Meeker Processing Complex, (ii) the Williams Processing Complex and (iii) the TransColorado Pipeline system. Processed NGLs from Grand River are injected into the Mid-America Pipeline system or delivered to local markets. Residue gas has access to multiple pipelines and end markets. In addition, certain of our gathering agreements with our customers on the Grand River system permit us to retain, and monetize for our own account, condensate volumes that naturally discharge from the liquids-rich natural gas as it moves across our system.

Barnett.
The following table provides operating information regarding our Barnett reportable segment as of December 31, 2022.

	Throughput capacity (MMcf/d)	Average daily MVCs through 2027 (MMcf/d)	Remaining MVCs (Bcf)	Weighted-average remaining contract life (Years)	Weighted-average remaining MVC life (Years)
Barnett	450	n/a	n/a	4	n/a
AMIs for the Barnett reportable segment cover approximately 124,000 surface acres.
Our Barnett reportable segment is comprised of DFW Midstream system.
DFW Midstream system. The DFW Midstream system is primarily located in southeastern Tarrant County, in north-central Texas. We consider this area to be the core of the Barnett Shale because of the quality of the geology and the high production profile of the wells drilled to date in our service area. The DFW Midstream system is underpinned by a long-term, fee-based gathering agreements with Total Gas & Power North America, Inc. (“Total”) and other customers. Total is the key customer for DFW Midstream.
The DFW Midstream system includes natural gas gathering pipelines located under both private and public property and is partially located along existing electric transmission corridors. Compression on the system is powered by electricity. To offset the costs we incur to operate the system's electric-drive compressors, we either pass through a portion of the power expense to our customers or retain and sell a fixed percentage of the natural gas that we gather.
The DFW Midstream system currently has five primary interconnections with third-party, primarily intrastate pipelines. These interconnections enable us to connect our customers, directly or indirectly, with the major natural gas market hubs in Texas and Louisiana.

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
Under FERC’s ICA jurisdiction, rates for interstate movements of liquids by pipeline are currently regulated primarily through an annual indexing methodology, under which pipelines increase or decrease their existing rates in accordance with a FERC-specified adjustment that sets a rate ceiling. This adjustment, which may be positive or negative in a given year, is subject to review every five years. For the five-year period beginning on July 1, 2021, FERC established an annual index adjustment equal to the change in the producer price index for finished goods minus 0.21%. FERC’s orders establishing this adjustment are subject to pending judicial review.
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
Statutory Compliance and Anti-Market Manipulation Rules. We are subject to the anti-market manipulation and penalty provisions in the NGA and the NGPA, as amended by the Energy Policy Act of 2005, which authorize FERC to impose fines of up to approximately $1.5 million per day per violation of the NGA, the NGPA, or their implementing rules, regulations, and orders subject to future adjustments for inflation. In addition, the FTC holds statutory authority under the Energy Independence and Security Act of 2007 to prevent market manipulation in petroleum markets, including the authority to request that a court impose fines of up to approximately $1.4 million per violation, subject to future adjustment for inflation. These agencies have promulgated broad rules and regulations prohibiting fraud and manipulation in oil and gas markets. The CFTC is directed under the CEA to prevent price manipulations in the commodity and futures markets, including the energy futures markets. Pursuant to statutory authority, the CFTC has adopted anti-market manipulation regulations that prohibit fraud and price manipulation in the commodity and futures markets. The CFTC also has statutory authority to seek civil penalties of up to the greater of approximately $1.4 million per day per violation, subject to future adjustment for inflation, or triple the monetary gain to the violator for violations of the anti-market manipulation sections of the CEA. We are also subject to various reporting requirements that are designed to facilitate transparency and prevent market manipulation.

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
In addition, PHMSA has taken recent action to regulate gathering systems, which includes integrity management requirements. In November 2021, PHMSA issued a final rule that extended pipeline safety requirements to onshore gas gathering pipelines. The rule requires all onshore gas gathering pipeline operators to comply with PHMSA’s incident and annual reporting requirements. It also extends existing pipeline safety requirements to a new category of gas gathering pipelines, “Type C” lines, which generally include high-pressure pipelines that are larger than 8.625 inches in diameter. Safety requirements applicable to Type C lines vary based on pipeline diameter and potential failure consequences. The final rule became effective in May 2022 and operators were required to comply with the applicable safety requirements by November 2022.
PHMSA has also imposed additional requirements on onshore gas transmission systems and hazardous liquids pipelines in recent years. In October 2019, the PHMSA issued three new final rules. One rule, which became effective in December 2019, establishes procedures to implement the expanded emergency order enforcement authority set forth in an October 2016 interim final rule. Among other things, this rule allows the PHMSA to issue an emergency order without advance notice or opportunity for a hearing. The other two rules, which became effective in July 2020, imposed several new requirements on operators of onshore gas transmission systems and hazardous liquids pipelines. The rule concerning gas transmission extended the requirement to conduct integrity assessments beyond “high consequence areas” (“HCAs”) to pipelines in “moderate consequence areas” (“MCAs”). It also included requirements to reconfirm Maximum Allowable Operating Pressure (“MAOP”), report MAOP exceedances, consider seismicity as a risk factor in integrity management, and use certain safety features on in-line inspection equipment. PHMSA modified the rule in July 2020, in response to a petition for reconsideration, to limit the rule’s recordkeeping requirement related to class location changes to gas transmission pipelines (not gas distribution pipelines) and to clarify that the rule’s reconfirmation requirements related to MAOP is limited to segments without traceable, verifiable and complete pressure test records. The rule concerning hazardous liquids extended the required use of leak detection systems beyond HCAs to all regulated non-gathering hazardous liquid pipelines, requires reporting for gravity fed lines and unregulated gathering lines, requires periodic inspection of all lines not in HCAs, calls for inspections of lines after extreme weather events, and added a requirement to make all lines in or affecting HCAs capable of accommodating in-line inspection tools over the next 20 years. In addition, in August 2022, PHMSA issued a final rule that established new or additional requirements for natural gas transmission lines related to the management of change process, integrity management, corrosion control standards, and pipeline inspections and repairs.
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
In October 2015, the EPA issued a new lower NAAQS for ozone. The previous ozone standard was set at 75 parts per billion (“ppb”). The revised standard has been lowered to 70 ppb. The lowered ozone NAAQS could subject us to increased regulatory burdens in the form of more stringent emission controls, emission offset requirements and increased permitting delays and costs. In October 2022, EPA reclassified the Dallas Fort Worth area as severe nonattainment under the 75 ppb standard and moderate nonattainment under the 70 ppb standard. As part of the same action, EPA also reclassified portions of Weld County, Colorado as severe nonattainment under the 75 ppb standard. In July 2022, EPA notified the State of Texas that it was considering redesignating an area comprising several Texas and New Mexico counties in the Permian Basin as a new ozone nonattainment area. These reclassifications and redesignations in areas where we operate could result in additional fees and more stringent permitting requirements for our operations, among other things. In addition, the EPA reviewed the 2015 70 ppb standard in 2020, but retained the standard without revision. However, EPA has announced that it will reconsider the 2020 decision to retain the 2015 standards. Future actions to lower the standard could similarly result in additional fees or more stringent permitting.
On June 3, 2016, the EPA finalized revisions to its 2012 New Source Performance Standard (“NSPS”) OOOO for the oil and gas industry, to reduce emissions of greenhouse gases - most notably methane - along with smog-forming VOCs. The revisions, which are published in the Federal Register under Subpart OOOOa, included the addition of methane to the pollutants covered by the rule, along with requirements for detecting and repairing leaks at gathering and boosting stations. Further, in November 2021, the EPA issued a new proposed rule targeting methane emissions from new and existing oil and gas sources. The proposed rule would: (1) update NSPS OOOOa; (2) adopt a new NSPS OOOOb for sources that commence construction, modification or reconstruction after the date the proposed rule is published in the Federal Register; and (3) adopt a new NSPS OOOOc to establish emissions guidelines, which will inform state plans to establish standards for existing sources. The EPA issued a supplemental proposal in November 2022 to update and expand the proposed NSPS OOOOb and OOOOc rules. This supplemental proposal would impose more stringent requirements and include sources not previously regulated under this source category. If finalized, these increasingly stringent requirements, or the application of new requirements to existing facilities, could result in additional restrictions on operations and increased compliance costs for us or our customers.
On November 16, 2016 the Bureau of Land Management (“BLM”) issued a final rule to reduce venting and flaring of natural gas on public and Indian lands. The final rule mirrored many of the requirements found in NSPS OOOOa, with additional natural gas royalty requirements for flared volumes at sites already connected to gas capture infrastructure. The rule was vacated by a Wyoming federal district judge in 2020. However, BLM proposed a new rule in November 2022, similarly designed to reduce the waste of natural gas from venting, flaring and leaks during oil and gas production activities on federal and Indian leases. While the rule, if finalized, is expected to have little or no direct impact on our operations, our customers that are primarily upstream wellhead operators may be impacted by the requirements in this rule.
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
Hydraulic Fracturing. Hydraulic fracturing is an important practice that is used to stimulate production of natural gas and/or crude oil from dense subsurface rock formations, and is primarily regulated by state agencies. A number of states – such as Colorado, as discussed above – have adopted, and other states are considering adopting, legal requirements that could impose more stringent permitting, disclosure and well construction requirements on crude oil and/or natural gas drilling activities. For example, during the 2021-2022 election cycle, Colorado representatives proposed a ballot initiative to ban hydraulic fracturing on all non-federal land, but the proposed initiative failed to garner significant support. States also could elect to prohibit hydraulic fracturing altogether, as New York, Maryland, Oregon, and Vermont have done. In addition, certain local governments have adopted, and additional local governments may adopt, ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. These initiatives and similar efforts in Colorado and elsewhere could restrict oil and gas development in the future.
The EPA has also moved forward with various regulatory actions, including a proposal to issue new regulations under the NSPS to expand and strengthen emissions reduction requirements under NSPS OOOOa for new, modified and reconstructed oil and natural gas sources, and require states to reduce methane emissions from existing sources nationwide. For further discussion of NSPS OOOOa and subsequent actions by the EPA, see the “Air Emissions” section above. The BLM has also asserted regulatory authority over aspects of the hydraulic fracturing process, and issued a final rule in March 2015 that established more stringent standards for performing hydraulic fracturing on federal and Indian lands, including requirements relating to well construction and integrity, handling of wastewater and chemical disclosure. However, in December 2017, the BLM published a final rule rescinding the 2015 rule. The U.S. District Court for the Northern District of California upheld the December 2017 rescission rule in a March 2020 decision, and the State of California and environmental plaintiffs appealed. The parties remain in settlement discussions.
Further, several federal governmental agencies (including the EPA) have conducted reviews and studies on the environmental aspects of hydraulic fracturing, including the EPA. The results of such reviews or studies could spur initiatives to further regulate hydraulic fracturing.
State and federal regulatory agencies have also focused on a possible connection between the hydraulic fracturing related activities and the increased occurrence of seismic activity. When caused by human activity, such events are called induced seismicity. Some state regulatory agencies, including those in Colorado, Ohio, and Texas, have modified their regulations or guidance to account for induced seismicity. These developments could result in additional regulation and restrictions on the use of injection disposal wells and hydraulic fracturing. Such regulations and restrictions could cause delays and impose additional costs and restrictions on our customers.
Additionally, certain of our customers produce oil and gas on federal lands. On January 20, 2021, the Acting Secretary for the Department of the Interior signed an order effectively suspending new fossil fuel leasing and permitting on federal lands for 60 days. Then on January 27, 2021, President Biden issued an executive order indefinitely suspending new oil and natural gas leases on public lands or in offshore waters pending completion of a comprehensive review and reconsideration of federal oil and gas permitting and leasing practices. Several states filed lawsuits challenging the suspension, and on June 15, 2021, a judge in the U.S. District Court for the Western District of Louisiana issued a nationwide temporary injunction blocking the suspension. Although the injunction was subsequently overturned by the Court of Appeals for the Fifth Circuit, on remand the US District Court issued a permanent injunction as requested by the plaintiff states in August 2022. The Department of the

Interior has since resumed leasing. However, the Biden Administration continues to evaluate federal leasing and could impose additional restrictions in the future.
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
National Environmental Policy Act. NEPA establishes a national environmental policy and goals for the protection, maintenance and enhancement of the environment and provides a process for implementing these goals within federal agencies. Major projects requiring federal permits or involving federal funding that have the potential to significantly impact the environment require review under NEPA. Many of our activities are covered under categorical exclusions which result in an expedited NEPA review process. Large upstream and downstream projects with significant cumulative impacts may be subject to longer NEPA review processes, which could impact the timing of those projects and our services associated with them.
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
EPA rules also require the reporting of GHG emissions from specified large GHG-emitting sources in the United States, including onshore and offshore oil and natural gas systems. We are required to report under these rules for our assets that have GHG emissions above the reporting thresholds. In October 2015, the EPA issued revisions to Subpart W of the GHG reporting rule to include reporting requirements for gathering and booster stations, onshore natural gas transmission pipelines, and completions and workovers of oil wells with hydraulic fracturing. This development resulted in increased monitoring and reporting for our operations and for upstream producers for whom we provide midstream services. Further, the Inflation Reduction Act, signed into law in August 2022, includes a Methane Emissions Reduction Program to incentivize methane emission reductions and impose a fee on GHG emissions from certain oil and gas facilities.
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
Further, in December 2015, over 190 countries, including the United States, reached an agreement to reduce global GHG emissions. The agreement entered into force in November 2016 after over 70 countries, including the United States, ratified or otherwise consented to be bound by the agreement. In November 2019, the United States submitted formal notification to the United Nations that it intended to withdraw from the agreement. However, on January 20, 2021, President Biden signed an “Acceptance on Behalf of the United States of America” that reversed the prior withdrawal, and the United States officially rejoined the Paris Agreement on February 19, 2021. As part of rejoining the Paris Agreement, President Biden announced that the United States would commit to a 50 to 52 percent reduction from 2005 levels of GHG emissions by 2030 and set the goal of reaching net-zero GHG emissions by 2050. In November 2021, the Biden Administration expanded on this commitment and announced “The Long-Term Strategy of the United States: Pathways to Net-Zero Greenhouse Gas Emissions by 2050,” establishing a roadmap to net zero emissions in the United States by 2050 through, among other things, improvements in energy efficiency; decarbonization of energy sources via electricity, hydrogen, and sustainable biofuels; and reductions in non-CO2 GHG emissions, such as methane and nitrous oxide. These initiatives followed a series of executive orders by President Biden designed to address climate change. For example, the Executive Order on “Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis” called for new regulations and policies to address climate change and suspend, revise, or rescind, prior agency actions that were identified as conflicting with the Biden Administration’s climate policies. Reentry into the Paris Agreement, new legislation, or President Biden’s executive orders may result in the development of additional regulations or changes to existing regulations, which could have a material adverse effect on our business and that of our customers.
Legislation or regulations that may be adopted to address climate change could also affect the markets for our products, and those of our customers, by making our products more or less desirable than competing sources of energy. For example, the Inflation Reduction Act includes a variety of tax credits to incentivize the development and use of solar, wind, and other alternative energy sources while imposing several new requirements on oil and gas operators. Furthermore, a number of local governments across the country have banned or considered instituting bans on gas-fired appliances in newly constructed homes and other buildings, and federal agencies are considering more stringent safety or efficiency standards that could impact the availability of, access to or demand for gas-fired appliances. To the extent that our products are competing with higher GHG-emitting energy sources, our products would become more desirable in the market with more stringent limitations on GHG emissions. Conversely, to the extent that our products are competing with lower GHG-emitting energy sources such as solar and wind, our products would become less desirable in the market with more stringent limitations on GHG emissions.
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
As of December 31, 2022, the Partnership employed 252 people who provide direct, full-time support to our operations. None of our employees are covered by collective bargaining agreements, and we have not experienced any business interruption as a result of any labor disputes.
Availability of Reports. We make certain filings with the SEC, including, among other filings, this annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments and exhibits to those reports, available free of charge through our website, www.summitmidstream.com, as soon as reasonably practicable after the date they are filed with, or furnished to, the SEC. We also post announcements, updates, events, investor information and presentations on our website in addition to copies of all recent news releases. We may use the Investors section of our website to communicate with investors. It is possible that the financial and other information posted there could be deemed to be material information. Documents and information on our website are not incorporated by reference herein. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC through the SEC’s website, http://www.sec.gov.

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
We may not have sufficient available cash from operating surplus each quarter to pay the distributions to holders of our common units. We have not made a distribution on our common units or Series A Preferred Units since we announced suspension of those distributions on May 3, 2020. Because our Series A Preferred Units rank senior to our common units with respect to distribution rights, any accrued amounts on our Series A Preferred Units must first be paid prior to our resumption of distributions to our common unitholders. As of December 31, 2022, the amount of accrued and unpaid distributions on the Series A Preferred Units totaled $21.5 million.
Further, we do not expect to pay distributions on the common units or Series A Preferred Units in the foreseeable future, and there are restrictions on our ability to pay distributions under our outstanding indebtedness that restrict our ability to pay cash distributions on any of our equity securities. We intend to use our cash flow to reduce debt and invest in our business.
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
•the level of our operating, maintenance and general and administrative expenses;
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
•distributions paid on our Series A Preferred Units, if any, or on the preferred stock of our subsidiaries, including our Subsidiary Series A Preferred Units; and
•other business risks affecting our cash levels.
We depend on a relatively small number of customers for a significant portion of our revenues. For example, Caerus, a customer on our Piceance segment accounts for over 10% of our consolidated revenue. The loss of, or material nonpayment or nonperformance by, or the curtailment of production by, any one or more of our customers could materially adversely affect our revenues, cash flows and ability to make cash distributions to our unitholders.
Our top five customers or counterparties accounted for 26% of our total accounts receivable at December 31, 2022. Certain of our customers may have material financial and liquidity issues or may, as a result of operational incidents or other events, be disproportionately affected as compared to larger, better-capitalized companies. Any material nonpayment or nonperformance by any of our customers could have a material adverse effect on our revenues and cash flows and our ability to make cash distributions to our unitholders. We expect our exposure to concentrated risk of nonpayment or nonperformance to continue as long as we remain substantially dependent on a relatively small number of customers for a significant portion of our revenues.
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
Lower natural gas, NGL and crude oil prices could negatively impact exploration, development and production of natural gas and crude oil, thereby resulting in reduced throughput on our gathering systems. If natural gas, NGL and/or crude oil prices decrease, it could cause sustained reductions in exploration or production activity in our areas of operation and result in a further reduction in throughput on our systems, which could have a material adverse effect on our business, financial condition, results of operations and ability to make cash distributions to our unitholders. In the latter half of 2022, the Henry Hub Natural Gas Spot Price declined from a monthly average of $8.81 per MMBtu in August 2022 to a monthly average of $5.53 per MMBtu in December 2022, closing the year at $3.52 per MMBtu on December 30, 2022. As of January 31, 2023, Henry Hub 12-month strip pricing closed at $3.41 per MMBtu. Cushing, Oklahoma West Texas Intermediate crude oil spot prices similarly trended down in the latter half of 2022, from a monthly average of $114.84 per barrel in June 2022 to a monthly average of $76.44 per barrel in December 2022, closing the year at $80.16 per barrel on December 30, 2022. As of January 31, 2023, West Texas Intermediate 12-month strip pricing closed at $78.03 per barrel.
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
Extended periods of below freezing weather and unseasonably wet weather conditions, especially in North Dakota, Colorado, Ohio and West Virginia, can be severe and can adversely affect crude oil and natural gas operations due to the potential shut-in of producing wells or decreased drilling activities. These types of interruptions could result in a decrease in the volumes supplied to our gathering systems. Further, delays and shutdowns caused by severe weather may have a material negative impact on the continuous operations of our gathering, treating, transporting and processing systems, including interruptions in service. These types of interruptions could negatively impact our ability to meet our contractual obligations to our customers and thereby give rise to certain termination rights and/or the release of dedicated acreage. Any resulting terminations or releases could materially adversely affect our business and results of operations.
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
Our operations are subject to all of the risks and hazards inherent in the operation of gathering, treating, transporting and processing systems, including:
•damage to pipelines, processing plants, compression assets, related equipment and surrounding properties caused by tornadoes, floods, freezes, fires and other natural disasters and acts of terrorism;
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
Integration of gathering system acquisitions, such as the 2022 DJ Acquisitions, can be a complex, time-consuming and costly process, particularly if the acquired assets significantly increase our size and/or (i) diversify the geographic areas in which we operate or (ii) the service offerings that we provide.
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
The construction of new assets, including for example, the Double E Pipeline, which was placed into service in November 2021, involve numerous regulatory, environmental, political, legal and economic uncertainties that are beyond our control.
Such construction projects may also require the expenditure of significant amounts of capital and financing, traditional or otherwise, that may not be available on economically acceptable terms or at all. If we undertake these projects, our revenue may not increase immediately upon the expenditure of funds for a particular project and they may not be completed on schedule, at the budgeted cost, or at all.
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
Furthermore, as a result of labor shortages we have experienced difficulty in recruiting and hiring skilled labor throughout our organization. The operation of gathering, treating, transporting and processing systems requires skilled laborers in multiple disciplines such as equipment operators, mechanics and engineers, among others. If we continue to experience shortages of skilled labor in the future, our labor and overall productivity or costs could be materially adversely affected. If our labor prices increase or if we experience materially increased health and benefit costs with respect to our General Partner's employees, our business and results of operations and our ability to make cash distributions to our unitholders could be materially adversely affected.
A transition from hydrocarbon energy sources to alternative energy sources could lead to changes in demand, technology and public sentiment which could have material adverse effects on our business and results of operations.
Increased public attention on climate change and corresponding changes in consumer, commercial and industrial preferences and behavior regarding energy use and generation may result in:
•technological advances with respect to the generation, transmission, storage and consumption of energy (including advances in wind, solar and hydrogen power, as well as battery technology);
•increased availability of, and increased demand from consumers and industry for, energy sources other than crude oil and natural gas (including wind, solar, nuclear, and geothermal sources as well as electric vehicles); and
•development of, and increased demand from consumers and industry for, lower-emission products and services (including electric vehicles and renewable residential and commercial power supplies) as well as more efficient products and services.
Such developments relating to a transition from oil and gas to alternative energy sources and a lower-carbon economy may reduce the demand for natural gas and crude oil and other products made from hydrocarbons. Any significant decrease in the demand for natural gas and crude oil could reduce the volumes of natural gas and crude oil that we gather and process, which could adversely affect our business and operating results.
Furthermore, if any such developments reduce the desirability of participating in the midstream oil and gas industry, then such developments could also reduce the availability to us of necessary third-party services or facilities that we rely on, which could increase our operational costs and have an adverse effect on our business and results of operations.

Such developments and accompanying societal expectations on companies to address climate change, investor and societal expectations regarding voluntary ESG initiatives and disclosures could, among other things, increase costs related to compliance and stakeholder engagement, increase reputational risk and negatively impact our access to and cost of accessing capital. For example, some prominent investors have announced their intention to no longer invest in the oil and gas sector, citing climate change concerns. If other financial institutions and investors refuse to invest in or provide capital to the oil and gas sector in the future because of these reputational risks, that could result in capital being unavailable to us, or only at significantly increased cost.
The COVID-19 pandemic or other epidemics may have an adverse impact on our business, results of operations, financial position and cash flows.
The outbreak of COVID-19 and its variants continues to be a rapidly evolving situation. The pandemic has resulted in widespread adverse impacts on the global economy and on our business, including our customers, employees, supply chain, and distribution network. Our business may be adversely impacted by the COVID-19 pandemic, including, but not limited to:
•Disruptions in demand for oil, natural gas and other petroleum products;
•Decreased productivity resulting from illness, travel restrictions, quarantine, or government mandates;
•Supply chain disruptions resulting from quarantine requirements, government restrictions, or reduced economic activity as a result of increases in COVID-19 cases;
•Increased challenges in retention of personnel caused by vaccine hesitancy and the resistance of some in our workforce to comply with workplace protocols necessary to ensure the health and safety of our workforce and minimize disruptions to the business, such as vaccine and testing requirements, or the use of personal protective equipment.
Additionally, the effects of the COVID-19 pandemic might worsen the likelihood or the impact of other risks already inherent in our business. The extent to which our operations are impacted by the COVID-19 pandemic will depend largely on future developments, which remain highly uncertain and cannot be accurately predicted.

Risks Related to Our Finances
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
We have not made a distribution on our common units or Series A Preferred Units since we announced suspension of those distributions on May 3, 2020, and these suspensions of distributions may further reduce demand for our common units or Series A Preferred Units. Because our Series A Preferred Units rank senior to our common units with respect to distribution rights, any accrued amounts on our Series A Preferred Units must first be paid prior to our resumption of distributions to our common unitholders. As of December 31, 2022, the amount of accrued and unpaid distributions on the Series A Preferred Units totaled $21.5 million. Further, we do not expect to pay distributions on the common units or Series A Preferred Units in the foreseeable future, and there are restrictions on our ability to pay distributions under our outstanding indebtedness that restrict our ability to pay cash distributions on any of our equity securities. As such, if we are unable to raise expansion capital, we may lose the opportunity to make acquisitions, pursue new organic development projects, or to gather, treat and process new production volumes from our customers with whom we have agreed to construct and develop midstream assets in the future. Even if we are successful in obtaining external funds for expansion capital expenditures through the capital markets, the terms thereof could limit our ability to pay distributions to our common unitholders. In addition, incurring additional debt may significantly increase our interest expense and financial leverage, and issuing additional units representing limited partner interests may result in significant common unitholder dilution and increase the aggregate amount of cash required to pay distributions to our unitholders, which could materially decrease our ability to pay such distributions.
We have a significant amount of indebtedness. Our leverage and debt service obligations may adversely affect our financial condition, results of operations and business prospects, and may limit our flexibility to obtain financing and to pursue other business opportunities.
At December 31, 2022, we had $1.5 billion of indebtedness outstanding and the unused portion of the ABL Facility totaled $64.1 million after giving effect to the issuance of $5.9 million in outstanding but undrawn irrevocable standby letters of credit. See Note 9 - Debt of the notes to our consolidated financial statements included in Item 8 of this Annual Report for further discussion of our debt obligations. Our existing and future debt services obligations could have significant consequences, including among other things:
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
The 2025 Senior Notes will mature on April 15, 2025. The 2026 Secured Notes will mature on October 15, 2026; provided that, if the outstanding amount of the 2025 Senior Notes (or any refinancing indebtedness in respect thereof that has a final maturity on or prior to the date that is 91 days after the Initial Maturity Date (as defined in the 2026 Secured Notes Indenture)) is greater than or equal to $50.0 million on January 14, 2025, which is 91 days prior to the scheduled maturity date of the 2025 Senior Notes, then the 2026 Secured Notes will mature on January 14, 2025.
The ABL Facility will mature on May 1, 2026, provided that the maturity date of the ABL Facility will spring forward to December 13, 2024, if the outstanding amount of the 2025 Senior Notes on such date equals or exceeds $50.0 million, or to January 14, 2025, if any amount of the 2025 Senior Notes is outstanding on such date and Liquidity (as defined in the ABL Agreement) is less than the sum of the outstanding principal amount of the 2025 Senior Notes and the Threshold Amount (as defined in the ABL Agreement).
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
The indentures governing our 2026 Secured Notes and the 2025 Senior Notes and the ABL Facility place certain restrictions on our ability to dispose of assets and our use of the proceeds from such dispositions. We may not be able to consummate those dispositions on terms acceptable to it, if at all, and the proceeds of any such dispositions may not be adequate to meet any debt service obligations then due.
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
Restrictions in the Permian Transmission Credit Facility, the indenture governing the 2025 Senior Notes and the 2026 Secured Notes and the ABL Facility could materially adversely affect our business, financial condition, results of operations, ability to satisfy these obligations to make cash distributions to unitholders and value of our common units.
We are dependent upon the earnings and cash flows generated by our operations to meet our debt service obligations and to make cash distributions to our unitholders, if any. The operating and financial restrictions and covenants in the Permian Transmission Credit Facility, the indenture governing the 2025 Senior Notes and the 2026 Secured Notes, the ABL Facility and any future financing agreements could restrict our ability to finance future operations or capital needs or to expand or pursue our business activities, which may, in turn, limit our ability to satisfy our obligations and make cash distributions to our unitholders. For example, the ABL Facility, the Permian Transmission Credit Facility and the indentures governing the 2025 Senior Notes and the 2026 Secured Notes, taken together, restrict our ability to, among other things:
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
The provisions of the Permian Transmission Credit Facility, the indentures governing the 2025 Senior Notes and the 2026 Secured Notes and the ABL Facility may affect our ability to obtain future financing and pursue attractive business opportunities as well as affect our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of the Permian Transmission Credit Facility, the indentures governing the 2025 Senior Notes and the 2026 Secured Notes and the ABL Facility could result in a default or an event of default that could enable our lenders and/or senior noteholders to declare the outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If we were unable to repay the accelerated amounts, the lenders under the ABL Facility could proceed against the collateral granted to them to secure such debt. If the payment of the debt is accelerated, our assets may be insufficient to repay such debt in full, and our unitholders could experience a partial or total loss of their investment. The ABL Facility also has cross default provisions that apply to any other indebtedness we may have and the indentures governing the 2025 Senior Notes and the 2026 Secured Notes have cross default provisions that apply to certain other indebtedness. Any of these restrictions in the ABL Facility, the Permian Transmission Credit Facility and the indentures governing the 2025 Senior Notes and the 2026 Secured Notes could materially adversely affect our business, financial condition, cash flows and results of operations.
The interest rate on the 2026 Secured Notes will be increased if the Partnership fails to make certain offers to purchase 2026 Secured Notes.
Under the 2026 Secured Notes Indenture, the Partnership is required, starting in the first quarter of 2023 with respect to the fiscal year ended December 31, 2022, and continuing annually through the fiscal year ending December 31, 2025, subject to its ability to do so under the ABL Facility, to purchase an amount of 2026 Secured Notes equal to 100% of the Excess Cash Flow (as defined in the 2026 Secured Notes Indenture) minus certain agreed amounts, if any, generated in the prior year at a purchase price equal to 100% of the principal amount plus accrued and unpaid interest. Excess Cash Flow is generally defined as consolidated cash flow minus the sum of capital expenditures and cash payments in respect of permitted investments and permitted restricted payments. Generally, if the Partnership does not offer to purchase designated annual amounts of its 2026 Secured Notes for the Excess Cash Flow periods ending 2022, 2023 or 2024, the interest rate on the 2026 Secured Notes is subject to certain rate escalations. If the Partnership has not offered to purchase at least $50.0 million in aggregate principal amount of 2026 Secured Notes by April 1, 2023, the interest rate on the 2026 Secured Notes shall automatically increase by 50 basis points per annum. If the Partnership has not offered to purchase $100.0 million in aggregate principal amount of 2026 Secured Notes by April 1, 2024, the interest rate on the 2026 Secured Notes shall automatically increase by 100 basis points per annum (minus any amount previously increased). If the Partnership has not offered to purchase at least $200.0 million in aggregate principal amount of 2026 Secured Notes by April 1, 2025, the interest rate on the 2026 Secured Notes shall automatically increase by 200 basis points per annum (minus any amount previously increased). Based on the amount of our Excess Cash Flow for the fiscal year ended 2022, we will not be able to make offers to purchase in the designated amount for the fiscal year ended 2022; as a result, the interest rate on the 2026 Secured Notes will increase 50 basis points to 9.00% effective April 1, 2023, resulting in increased annual interest expense of approximately $3.9 million. An increase in the interest rates associated with our 2026 Secured Notes would adversely affect our results of operations and reduce cash flow available for other purposes, including making other required payments of our debt obligations or capital expenditures. In addition, an increase in interest rates on the 2026 Secured Notes could adversely affect our future ability to obtain financing on attractive terms or materially increase the cost of any additional financing.

Inflation could have adverse effects on our results of operation.
Although inflation in the United States had been relatively low for many years, there was a significant increase in inflation beginning in the second half of 2021, which has continued into 2023, due to a substantial increase in money supply, a stimulative fiscal policy, a significant rebound in consumer demand as COVID-19 restrictions were relaxed, the Russia-Ukraine war and worldwide supply chain disruptions resulting from the economic contraction caused by COVID-19 and lockdowns followed by a rapid recovery. Inflation rose from 5.4% in June 2021 to 7.0% in December 2021 to 8.2% in September 2022. As of December 31, 2022, inflation was at 6.5%.
We expect that inflation in 2023 will increase our labor and other operating costs and the overall cost of capital projects we undertake. An increase in inflation rates could negatively affect the Partnership’s profitability and cash flows, due to higher wages, higher operating costs, higher financing costs, and/or higher supplier prices. The Partnership may be unable to pass along such higher costs to its customers. In addition, inflation may adversely affect customers’ financing costs, cash flows, and profitability, which could adversely impact their operations and the Partnership’s ability to offer credit and collect receivables.
An increase in interest rates will cause our debt service obligations to increase.
Since March 2022, the Federal Reserve has raised its target range for the federal funds rate eight times, for a total increase of 4.25%. Furthermore, the Federal Reserve has signaled that additional rate increases are likely to occur for the foreseeable future. Borrowings under the Permian Transmission Credit Facility bear interest at a rate equal to LIBOR plus margin. The interest rate is subject to adjustment based on fluctuations in LIBOR (or successor rates thereto), as applicable. An increase in the interest rates associated with our floating rate debt would increase our debt service costs and affect our results of operations and cash flow available for payments of our debt obligations. In addition, an increase in interest rates could adversely affect our future ability to obtain financing or materially increase the cost of any additional financing.
The phase-out of LIBOR could have adverse effects on our hedging strategies, financial condition, results of operations and cash flows.
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
Moody’s Investors Service, Inc., Standard & Poor’s Ratings Services or Fitch Ratings, Inc. assign ratings to our senior unsecured credit from time to time. A downgrade of our credit rating could increase our future cost of borrowing and could require us to post collateral with third parties, including our hedging arrangements, which could negatively impact our available liquidity and increase our cost of debt. If a credit rating downgrade and the resultant cash collateral requirement were to occur at a time when we are experiencing significant working capital requirements or otherwise lacking liquidity, our results of operations, financial condition and cash flows could be adversely affected.
We have in the past and may in the future incur losses due to an impairment in the carrying value of our long-lived assets or equity method investments.
We recorded long-lived asset impairments of $91.6 million in 2022 and $10.2 million in 2021. When evidence exists that we will not be able to recover a long-lived asset's carrying value through future cash flows, we write down the carrying value of the asset to its estimated fair value. We test long-lived assets for impairment when events or circumstances indicate that the carrying value of a long-lived asset may not be recoverable. With respect to property, plant and equipment and our amortizing intangible assets, the carrying value of a long-lived asset is not recoverable if the carrying value exceeds the sum of the undiscounted cash flows expected to result from the asset's use and eventual disposal. In this situation, we recognize an impairment loss equal to the amount by which the carrying value exceeds the asset's fair value. We determine fair value using either a market-based approach, an income-based approach in which we discount the asset's expected future cash flows to reflect the risk associated with achieving the underlying cash flows, or a mixture of both market-and income-based approaches. We evaluate our equity method investments for impairment whenever events or circumstances indicate that a decline in fair value is other than temporary. Any impairment determinations involve significant assumptions and judgments. If actual results are not consistent with our assumptions and estimates, or our assumptions and estimates change due to new information, we may be exposed to impairment charges. Adverse changes in our business or the overall operating environment, such as lower commodity prices, may affect our estimate of future operating results, which could result in future impairment due to the potential impact on our operations and cash flows.
A portion of our revenues are directly exposed to changes in crude oil, natural gas and NGL prices, and our exposure may increase in the future.
During the year ended December 31, 2022, we derived 18% of our revenues from (i) the sale of physical natural gas and/or NGLs purchased under percentage-of-proceeds or other processing arrangements with certain of our customers in the Rockies, Permian and Piceance segments, (ii) the sale of natural gas we retain from certain Barnett customers, (iii) the sale of condensate we retain from our gathering services in the Piceance segment and (iv) additional gathering fees that are tied to performance of certain commodity price indexes, which are then added to the fixed gathering rates. Consequently, our existing operations and cash flows have direct exposure to commodity price risk. Although we will seek to limit our commodity price exposure with new customers in the future, our efforts to obtain fee-based contractual terms may not be successful or the local market for our services may not support fee-based gathering and processing agreements. For example, we have percent-of-proceeds contracts with certain natural gas producer customers and we may, in the future, enter into additional percent-of-proceeds contracts with these customers or other customers or enter into keep-whole arrangements, which would increase our exposure to commodity price risk, as the revenues generated from those contracts directly correlate with the fluctuating price of the underlying commodities.
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
As further described in Item 3. Legal Proceedings, on August 4, 2021, we settled an incident involving a produced water disposal pipeline owned by our subsidiary Meadowlark Midstream that resulted in a discharge of materials into the environment which was investigated by federal and state agencies. This settlement resulted in losses amounting to $36.3 million and will be paid over six years, of which we have paid $8.0 million as of December 31, 2022 and requires compliance with certain conditions and terms and conditions which may impact our results of operations or cash flows.
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
Various aspects of our operations are subject to regulation by the various federal, state and local departments and agencies that have jurisdiction over participants in the energy industry. The regulation of our activities and the natural gas and crude oil industries frequently change as they are reviewed by legislators and regulators. For example, PHMSA has issued new proposed and final rules concerning pipeline safety in recent years. In November 2021, PHMSA issued a final rule that extended pipeline safety requirements to onshore gas gathering pipelines. The rule requires all onshore gas gathering pipeline operators to comply with PHMSA’s incident and annual reporting requirements. It also extends existing pipeline safety requirements to a new category of gas gathering pipelines, “Type C” lines, which generally include high-pressure pipelines that are larger than 8.625 inches in diameter. Safety requirements applicable to Type C lines vary based on pipeline diameter and potential failure consequences. The final rule became effective in May 2022 and operators were required to comply with the applicable safety requirements by November 2022. In addition, in August 2022, PHMSA issued a final rule that established new or additional requirements for natural gas transmission lines related to the management of change process, integrity management, corrosion control standards, and pipeline inspections and repairs. To the extent these or other new proposed or final rules create additional requirements for our pipelines, they could have a material adverse effect on our operations, operating and maintenance expenses and revenues. For additional information on the potential risks associated with PHMSA requirements, see the “We may incur greater than anticipated costs and liabilities as a result of pipeline safety requirements” section of Item 1A. Risk Factors.
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
Hydraulic fracturing is an important and increasingly common practice that is used to stimulate production of natural gas and/or crude oil from dense subsurface rock formations, and is primarily regulated by state agencies. However, Congress has in the past, and may in the future consider legislation to regulate hydraulic fracturing by federal agencies. Many states have already adopted laws and/or regulations that require disclosure of the chemicals used in hydraulic fracturing. A number of states – such as Colorado, as discussed above – have adopted, and other states are considering adopting, legal requirements that could impose more stringent permitting, disclosure and well construction requirements on crude oil and/or natural gas drilling activities. For example, during the 2021-2022 election cycle, Colorado representatives proposed a ballot initiative to ban hydraulic fracturing on all non-federal land, but the proposed initiative failed to garner significant support. States also could elect to prohibit hydraulic fracturing altogether, as New York, Maryland, Oregon and Vermont have done. In addition, certain local governments have adopted, and additional local governments may adopt, ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. These initiatives and similar efforts in Colorado and elsewhere could restrict oil and gas development in the future.
The EPA has also moved forward with various regulatory actions, including a proposal to issue new regulations under the NSPS to expand and strengthen emissions reduction requirements under NSPS OOOOa for new, modified and reconstructed oil and natural gas sources, and require states to reduce methane emissions from existing sources nationwide. For further discussion of NSPS OOOOa and subsequent actions by the EPA, see the “Environmental Matters—Air Emissions” section of Item 1. Business of this Annual Report. The BLM has also asserted regulatory authority over aspects of the hydraulic fracturing process, and issued a final rule in March 2015 that established more stringent standards for performing hydraulic fracturing on federal and Indian lands, including requirements relating to well construction and integrity, handling of wastewater and chemical disclosure. However, in December 2017, the BLM published a final rule rescinding the 2015 rule. The U.S. District Court for the Northern District of California upheld the December 2017 rescission rule in a March 2020 decision, and the State of California and environmental plaintiffs appealed. The parties remain in settlement discussion.
Further, several federal governmental agencies (including the EPA) have conducted reviews and studies on the environmental aspects of hydraulic fracturing in the past. The results of such reviews or studies could spur initiatives to further regulate hydraulic fracturing.
State and federal regulatory agencies have also focused on a possible connection between the hydraulic fracturing related activities and the increased occurrence of seismic activity. When caused by human activity, such events are called induced seismicity. Some state regulatory agencies, including those in Colorado, Ohio, and Texas, have modified their regulations or guidance to account for induced seismicity. These developments could result in additional regulation and restrictions on the use of injection disposal wells and hydraulic fracturing. Such regulations and restrictions could cause delays and impose additional costs and restrictions on our customers.
Additionally, certain of our customers produce oil and gas on federal lands. On January 20, 2021, the Acting Secretary for the Department of the Interior signed an order effectively suspending new fossil fuel leasing and permitting on federal lands for 60 days. Then on January 27, 2021, President Biden issued an executive order indefinitely suspending new oil and natural gas leases on public lands or in offshore waters pending completion of a comprehensive review and reconsideration of federal oil and gas permitting and leasing practices. Several states filed lawsuits challenging the suspension, and on June 15, 2021, a judge in the U.S. District Court for the Western District of Louisiana issued a nationwide temporary injunction blocking the suspension in July 2021. Although the injunction was subsequently overturned by the Court of Appeals for the Fifth Circuit, on remand the U.S. District Court issued a permanent injunction as requested by the plaintiff states in August 2022. The Department of the Interior has since resumed leasing. However, the Biden Administration continues to evaluate federal leasing and could impose additional restrictions in the future.
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
Additionally, the Double E Project, which provides interstate natural gas transmission service from southeastern New Mexico to the Waha hub in Texas, is subject to FERC jurisdiction under the NGA with respect to post-construction remediation activities, operations, and rates and terms and conditions of service. Pursuant to the NGA, Double E Pipeline’s existing interstate natural gas transportation rates and terms and conditions of service may be challenged by complaint and are subject to prospective change by FERC. Additionally, rate changes and changes to terms and conditions of service proposed by a regulated natural gas interstate pipeline may be protested and such changes can be delayed and may ultimately be rejected by FERC. FERC may also initiate reviews of an interstate pipeline’s rates. We cannot guarantee that any new or existing tariff rate for service on our FERC-regulated pipelines would not be rejected or modified by the FERC or subjected to refunds. Any successful challenge by a regulator or shipper in any of these matters could have a material adverse effect on our business, financial condition and results of operations.
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
We are also generally subject to the anti-market manipulation provisions in the NGA, as amended by the Energy Policy Act of 2005, and to FERC’s regulations thereunder, and also must comply with the other applicable provisions of the NGA and NGPA and FERC’s rules, regulations, and orders concerning the Double E Pipeline’s interstate natural gas pipeline business, including those that require us to provide firm and interruptible transportation service on an open access basis that is not unduly discriminatory or preferential. Violations of the NGA or NGPA, or the rules, regulations, and orders issued by FERC thereunder could result in the imposition of administrative and criminal remedies, including without limitation, revocation of certain authorities, disgorgement of ill-gotten gains, and civil penalties of up to approximately $1.5 million per day per violation of the NGA or its implementing regulations, subject to future adjustment for inflation. In addition, the FTC holds statutory authority under the Energy Independence and Security Act of 2007 to prevent market manipulation in oil markets, and has adopted broad rules and regulations prohibiting fraud and market manipulation. The FTC is also authorized to seek fines of up to approximately $1.4 million per violation, subject to future adjustment for inflation. The CFTC is directed under the CEA to prevent price manipulation in the commodity, futures and swaps markets, including the energy markets. Pursuant to the Dodd-Frank Act, and other authority, the CFTC has adopted additional anti-market manipulation regulations that prohibit fraud and price manipulation in the commodity, futures and swaps markets. The CFTC also has statutory authority to seek civil penalties of up to the greater of approximately $1.4 million per violation, subject to future adjustment for inflation, or triple the monetary gain to the violator for each violation of the anti-market manipulation provisions of the CEA.
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
The Biden Administration is considering revisions to the leasing and permitting programs for oil and gas development on federal lands, which could materially adversely affect our industry and our financial condition and results of operations.
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
In addition, PHMSA has taken recent action to regulate gathering systems, which includes integrity management requirements. In November 2021, PHMSA issued a final rule that extended pipeline safety requirements to onshore gas gathering pipelines. The rule requires all onshore gas gathering pipeline operators to comply with PHMSA’s incident and annual reporting requirements. It also extends existing pipeline safety requirements to a new category of gas gathering pipelines, “Type C”

lines, which generally include high-pressure pipelines that are larger than 8.625 inches in diameter. Safety requirements applicable to Type C lines vary based on pipeline diameter and potential failure consequences. The final rule became effective in May 2022 and compliance with the applicable safety requirements was required by November 2022.
For additional information on PHMSA regulations relating to pipeline safety, see the “Regulation of the Natural Gas and Crude Oil Industries—Safety and Maintenance” section of Item 1. Business and the “A change in laws and regulations applicable to our assets or services, or the interpretation or implementation of existing laws and regulations may cause our revenues to decline or our operation and maintenance expenses to increase” section of Item 1A. Risk Factors.
Climate change legislation, regulatory initiatives and litigation could result in increased operating costs and reduced demand for the services we provide.
In recent years, the U.S. Congress has considered legislation to restrict or regulate emissions of GHGs, such as carbon dioxide and methane that may be contributing to global warming and energy legislation and other initiatives are expected to be proposed that may be relevant to GHG emissions issues. For example, the Inflation Reduction Act, signed into law in August 2022, includes a Methane Emissions Reduction Program to incentivize methane emission reductions and impose a fee on GHG emissions from certain oil and gas facilities.
In addition, almost half of the states, either individually or through multi-state regional initiatives, have begun to address GHG emissions, primarily through the planned development of emission inventories or regional GHG cap and trade programs. Most of these cap and trade programs work by requiring either major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries and gas processing plants, to acquire and surrender emission allowances. In general, the number of allowances available for purchase is reduced each year until the overall GHG emission reduction goal is achieved. Depending on the scope of a particular program, we could be required to purchase and surrender allowances for GHG emissions resulting from our operations (e.g., at compressor stations). It is possible that certain components of our operations, such as our gas-fired compressors, could become subject to state-level GHG-related regulation. For example, in June 2022, as part of a Governor-directed statewide initiative to reduce GHG emissions by at least 45% by 2030, the New Mexico Environment Department (“NMED”) finalized new rules that would establish emissions standards for VOCs and nitrogen oxides for oil and gas production and processing sources located in certain areas of the state with high ozone concentrations. We cannot currently determine the effect of these proposed regulations and other regulatory initiatives to implement the Governor’s directive to reduce GHG emissions, that could, if implemented, impact the business, reputation, financial condition or results of our operations in New Mexico or that of our customers upstream of the Double E Pipeline. Similarly, in April 2021, the New Mexico Department of Energy, Minerals, and Natural Resources (“EMNRD”) finalized new rules concerning venting and flaring of natural gas. EMNRD’s final rule could impose new or increased costs and obligations on our customers upstream of the Double E Pipeline.
Independent of Congress, the EPA has adopted regulations under its existing CAA authority. In 2009, the EPA published its findings that emissions of GHGs present an endangerment to public health and the environment because emissions of such gases are contributing to warming of the earth's atmosphere and other climatic changes. Based on these findings, the EPA adopted regulations that, among other things, establish PSD construction and Title V operating permit reviews for certain large stationary sources of GHG emissions. For additional information on EPA regulations adopted under the CAA, see the “Environmental Matters—Climate Change” and “Environmental Matters—Air Emissions” sections of Item 1. Business.
Further, in December 2015, over 190 countries, including the United States, reached an agreement to reduce global GHG emissions. The agreement entered into force in November 2016 after over 70 countries, including the United States, ratified or otherwise consented to be bound by the agreement. In November 2019, the United States submitted formal notification to the United Nations that it intended to withdraw from the agreement. However, on January 20, 2021, President Biden signed an “Acceptance on Behalf of the United States of America” that, reversed the prior withdrawal, and the United States officially rejoined the Paris Agreement on February 19, 2021. As part of rejoining the Paris Agreement, President Biden announced that the United States would commit to a 50 to 52 percent reduction from 2005 levels of GHG emissions by 2030 and set the goal of reaching net-zero GHG emissions by 2050. In November 2021, the Biden Administration expanded on this commitment and announced “The Long-Term Strategy of the United States: Pathways to Net-Zero Greenhouse Gas Emissions by 2050,” establishing a roadmap to net zero emissions in the United States by 2050 through, among other things, improvements in energy efficiency; decarbonization of energy sources via electricity, hydrogen, and sustainable biofuels; and reductions in non-CO2 GHG emissions, such as methane and nitrous oxide. These initiatives followed a series of executive orders by President Biden designed to address climate change. Reentry into the Paris Agreement, new legislation, or President Biden’s executive orders may result in the development of additional regulations or changes to existing regulations, which could have a material adverse effect on our business and that of our customers.
Additionally, the SEC has proposed new rules relating to the disclosure of climate-related risks. The proposed rule contains several new disclosure obligations, including (i) disclosure on an annual basis of a registrant’s scope 1 and scope 2 greenhouse gas emissions, (ii) third-party independent attestation of the same for accelerated and large accelerated filers, (iii) for some registrants, disclosure on an annual basis of a registrant’s scope 3 greenhouse gas emissions for accelerated and large accelerated filers, (iv) disclosure on how the board of directors and management oversee climate-related risks and certain climate-related governance items, (v) disclosure of information related to a registrant’s climate-related targets, goals and/or transitions plans and (vi) disclosure on whether and how climate-related events and transition activities impact line items above a threshold amount on a registrant’s consolidated financial statements, including the impact of the financial estimates and the assumptions used. While we would likely be subject to the longer proposed phase-in for the reporting requirements as a smaller reporting company, and while the SEC may revise the proposed rule in response to comments to make the rule less onerous, we cannot predict the costs of implementation or any potential adverse impacts resulting from the rule should it be adopted. However, these costs may be substantial. In addition, enhanced climate disclosure requirements could accelerate the trend of certain stakeholders and lenders restricting or seeking more stringent conditions with respect to their investments in certain carbon intensive sectors.
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
In the Dodd-Frank Act, Congress adopted comprehensive financial reform legislation that establishes federal oversight over and regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market. This legislation requires the CFTC and the SEC and other regulatory authorities to promulgate certain rules and regulations, including rules and regulations relating to the regulation of certain swaps market participants, such as swap dealers, the clearing of certain swaps through central counterparties, the execution of certain swaps on designated contract markets or swap execution facilities, mandatory margin requirements for uncleared swaps, and the reporting and recordkeeping of swaps. While most of the regulations have been promulgated and are already in effect, the rulemaking and implementation process is still ongoing. Moreover, CFTC continues to refine its initial rulemakings under the Dodd-Frank Act. As a result, we cannot yet predict the ultimate effect of the rules and regulations on our business and while most of the regulations have been adopted, any new regulations or modifications to existing regulations could increase the cost of derivative contracts, limit the availability of derivatives to protect against risks that we encounter, reduce our ability to monetize or restructure our existing derivative contracts and increase our exposure to less creditworthy counterparties.
In October 2020, the CFTC adopted rules that place limits on positions in certain core futures and equivalent swaps contracts for or linked to certain physical commodities, subject to exceptions for certain bona fide hedging transactions. We do not expect these regulations to materially impede our hedging activity at this time, but a companion rule on aggregation among entities under common ownership or control may have an impact on our ability to hedge our exposure to certain enumerated commodities.
The CFTC has implemented final rules regarding mandatory clearing of certain classes of interest rate swaps and certain classes of index credit default swaps. Mandatory trading on designated contract markets or swap execution facilities of certain interest rate swaps and index credit default swaps also began in 2014. At this time, the CFTC has not proposed any rules designating other classes of swaps, including physical commodity swaps, for mandatory clearing. The CFTC and prudential banking regulators also recently adopted mandatory margin requirements on uncleared swaps between swap dealers and certain other counterparties. Although we may qualify for a commercial end-user exception from the mandatory clearing, trade execution and certain uncleared swaps margin requirements, mandatory clearing and trade execution requirements and uncleared swaps margin requirements applicable to other market participants, such as swap dealers, may affect the cost and availability of the swaps that we use for hedging.
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
We currently enter into forward contracts with third parties to buy power and sell natural gas in an attempt to mitigate our exposure to fluctuations in the price of natural gas with respect to those volumes. The CFTC has finalized an interpretation clarifying whether and when certain forwards with volumetric optionality are to be regulated as forwards or qualify as options on commodities and therefore swaps. The application of this interpretation may impact our ability to enter into certain forwards or may impose additional requirements with respect to certain transactions.
In addition to the Dodd-Frank Act, the European Union and other foreign regulators have adopted and are implementing local reforms generally comparable with the reforms under the Dodd-Frank Act. Implementation and enforcement of these regulatory provisions may reduce our ability to hedge our market risks with non-U.S. counterparties and may make any transactions involving cross-border swaps more expensive and burdensome. Additionally, the lingering absence of regulatory equivalency across jurisdictions may increase compliance costs and make it more costly to satisfy regulatory obligations.
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
For example, in an April 15, 2020 ruling, amended May 11, 2020, the U.S. District Court for the District of Montana issued an order invalidating the U.S. Army Corps of Engineers (“Corps”) 2017 reissuance of Nationwide Permit 12 (“NWP 12”), the general permit governing discharges of dredged or fill material associated with pipeline and other utility line construction projects, to the extent it was used to authorize construction of new oil and gas pipelines. Environmental groups had alleged that the Corps failed to consult with federal wildlife agencies as required by the Endangered Species Act (“ESA”). However, in January 2021, the EPA and Corps reissued NWP 12 as a general permit specific to oil and gas pipelines, moving other utility line activities into separate general permits. The U.S. Court of Appeals for the Ninth Circuit subsequently held that the Corps’ January 2021 reissuance rendered the prior challenge moot. In May 2021, environmental groups once again filed suit in the U.S. District Court for the District of Montana, seeking vacatur of the reissued NWP 12. Environmental groups allege that the reissuance of NWP 12 violated the ESA, National Environmental Policy Act, and Clean Water Act, among other things. In September 2022, the U.S. District Court for Montana dismissed the ESA consultation challenges as moot and dismissed the remainder of the lawsuit without prejudice. The Corps has announced that it will be reviewing all the nationwide permits for consistency with Administration policies, which could result in additional limitations on the use of nationwide permits. Limitations on the use of NWP 12 may make it more difficult to permit our projects, require consideration of alternative construction or siting, which may impose additional costs and delays, and could cause us to lose potential and current customers and limit our growth and revenue.
In addition, on July 6, 2020, the U.S. District Court for the District of Columbia issued an order vacating a Corps Mineral Leasing Act easement for the Dakota Access Pipeline in a lawsuit filed by the Standing Rock Sioux Tribe and other Native American tribes. The court’s decision requires the pipeline to shut down operations by August 5, 2020 but was stayed by the U.S. Court of Appeals for the District of Columbia Circuit. On January 26, 2021, the U.S. Court of Appeals for the District of Columbia Circuit issued a decision affirming the district court’s holding that the easement should be vacated but reversing the requirement to shut down the pipeline. The Court of Appeals left it to the Corps to determine how to proceed after the loss of the easement, and while the Corps declined to shut down the pipeline, it did not formally approve the pipeline’s ongoing operation without an easement. Dakota Access filed for rehearing en banc on April 12, 2021, which the Court of Appeals denied. On September 20, 2021, Dakota Access filed a petition with the U.S. Supreme Court to hear the case. Oppositions were filed by the Solicitor General and plaintiffs, and Dakota Access has filed its reply.
The Dakota Access Pipeline continues to operate pending the Corps’ ongoing development of a court-ordered environmental impact statement for the project. On June 22, 2021, the District Court terminated the consolidated lawsuits and dismissed all remaining outstanding counts without prejudice. On January 20, 2022, the Standing Rock Sioux Tribe withdrew as a cooperating agency on the draft EIS, prompting the USACE to temporarily pause on the draft EIS. The USACE now estimates that the draft EIS will be published sometime in the spring of 2023. If the Dakota Access Pipeline is forced to shut down, this could have a material adverse effect on our business, financial condition and results of operations associated with the Polar and Divide system, which interconnects with the Dakota Access Pipeline.
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
Our business is subject to complex and evolving U.S. and international laws and regulations regarding privacy and data protection (“data protection laws”). Many of these data protection laws are subject to change and uncertain interpretation, and could result in claims, increased cost of operations or otherwise harm our business.
Along with our own data and information that we collect and retain in the normal course of our business, we and our business partners collect and retain significant volumes of certain types of data, some of which are subject to data protection laws. The collection, use, and transfer of this data, both domestically and internationally, is becoming increasingly complex. The regulatory environment surrounding the collection, use, transfer and protection of such data is constantly evolving and can be subject to significant change. New data protection laws at the federal, state, international, national, provincial and local levels, including recent Colorado, Connecticut, Virginia and Utah legislation, the European Union General Data Protection Regulation (“GDPR”) and the California Consumer Privacy Act, as amended by the California Privacy Rights Act (“CCPA”), pose increasingly complex compliance challenges and potentially elevate our costs.
Complying with these jurisdictional requirements could increase the costs and complexity of compliance, and violations of applicable data protection laws can result in significant penalties. For example, the GDPR applies to activities regarding personal data that may be conducted by us, directly or indirectly through business partners. Failure to comply could result in significant penalties of up to a maximum of 4% of our global turnover that may materially adversely affect our business, reputation, results of operations, and cash flows. Similarly, the CCPA, which came into effect on January 1, 2020, imposes specific obligations on businesses that collect personal data from California residents and provides California residents specific rights in relation to their personal data that we or our business partners collect and use. As interpretation and enforcement of the CCPA evolves, it creates a range of new compliance obligations, which could cause us to change our business practices, and carries the possibility for significant financial penalties for noncompliance that may materially adversely affect our business, reputation, results of operations, and cash flows.
As noted above, we are also subject to the possibility of information security breaches, which themselves may result in a violation of these data protection laws. Additionally, if we acquire a company that has violated or is not in compliance with applicable data protection laws, we may incur significant liabilities and penalties as a result.
Risks Inherent in an Investment in Us
The amount of cash we have available for distribution to holders of our units depends primarily on our cash flows rather than on our profitability, which may prevent us from making distributions, even during periods in which we record net income.
The amount of cash we have available for distribution depends primarily upon our cash flows and not solely on profitability, which will be affected by non-cash items. Although we have not made a distribution on our common units or Series A Preferred Units since we announced suspension of those distributions on May 3, 2020 and do not expect to pay distributions on the common units or Series A Preferred Units in the foreseeable future, we may, as a result, be unable to make cash distributions during periods when we report net income for GAAP purposes.
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
Our Partnership Agreement contains provisions that limit the liability of our General Partner and the rights of our unitholders with respect to actions taken by our General Partner that might otherwise constitute breaches of fiduciary duty under state fiduciary duty law. For example, our Partnership Agreement provides that:
•whenever our General Partner makes a determination or takes, or declines to take, any other action in its capacity as our General Partner, our General Partner is required to make such determination, or take or decline to take such other action, in good faith, meaning that it subjectively believed that the decision was in our best interests, and those determinations and actions will not be subject to any other or different standard imposed by our Partnership Agreement, Delaware law, or any other law, rule or regulation, or at equity;
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
As of December 31, 2022, we have outstanding Series A Preferred Units having an issue price of less than $100.0 million. As a result, under our Partnership Agreement, we may now issue additional securities in parity with the Series A Preferred Units without any vote of the holders of the Series A Preferred Units (except where the cumulative distributions on the Series A Preferred Units or any parity securities are in arrears) and without the approval of holders of our common units.
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
Furthermore, the payment of distributions on any additional units may increase the risk that we will not be able to make distributions at our prior per unit distribution levels. Although we have not made a distribution on our common units or Series A Preferred Units since we announced suspension of those distributions on May 3, 2020 and do not expect to pay distributions on the common units or Series A Preferred Units in the foreseeable future, to the extent new units are senior to our common units, including units issued to third parties at a subsidiary level, their issuance will increase the uncertainty of the payment of distributions on our common units.
Holders of Series A Preferred Units have limited voting rights, which may be diluted.
Although holders of the Series A Preferred Units are entitled to limited voting rights with respect to certain matters, the Series A Preferred Units generally vote separately as a class along with any other series of our parity securities that we may issue with like voting rights that have been conferred and are exercisable. As a result, the voting rights of holders of Series A Preferred Units may be significantly diluted, and the holders of such other series of parity securities that we may issue may be able to control or significantly influence the outcome of any vote.

Our General Partner has a limited call right that may require an investor to sell its units at an undesirable time or price.
If at any time our General Partner and its affiliates own more than 80% of our outstanding common units, our General Partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price that is not less than their then-current market price, as calculated pursuant to the terms of our Partnership Agreement. As a result, an investor may be required to sell its common units at an undesirable time or price and may not receive any return on its investment. An investor may also incur a tax liability upon a sale of its units. The Partnership Agreement does not require our General Partner to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the limited call right. There is no restriction in our Partnership Agreement that prevents our General Partner from causing us to issue additional common units and then exercising its call right. If our General Partner exercised its limited call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Exchange Act.
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
Our Series A Preferred Units and Subsidiary Series A Preferred Units have rights, preferences and privileges that are not held by, and are preferential to the rights of, holders of our common units.
The Series A Preferred Units rank senior to our common units with respect to distribution rights and rights upon liquidation. These preferences could adversely affect the market price for our common units or could make it more difficult for us to sell our common units in the future.
In addition, (i) prior to December 15, 2022, distributions on the Series A Preferred Units accumulated and were cumulative at the rate of 9.50% per annum of $1,000, the liquidation preference of the Series A Preferred Units and (ii) on and after December 15, 2022, distributions on the Series A Preferred Units will accumulate for each distribution period at a percentage of $1,000 equal to the three-month LIBOR plus a spread of 7.43%. We have not made a distribution on our common units or Series A Preferred Units since we announced suspension of those distributions on May 3, 2020 and do not expect to pay distributions on the common units or Series A Preferred Units in the foreseeable future. As of December 31, 2022, the amount of accrued and unpaid distributions on the Series A Preferred Units was $21.5 million. Unpaid distributions on the Series A Preferred Units will continue to accrue.
In addition, our Subsidiary Series A Preferred Units issued by Permian Holdco have priority over the common unitholders with respect to the cash flow from Permian Holdco. The distribution rate of the Subsidiary Series A Preferred Units is 7.00% per annum of the $1,000 issue amount per outstanding Subsidiary Series A Preferred Unit. Permian Holdco has the option to pay this distribution in-kind until the first quarter of 2022, which is the first full quarter following the date the Double E Pipeline was placed in service. The Partnership elected to pay distributions in-kind during 2022, 2021 and 2020, except for the periods ended September 30, 2022 and December 31, 2022 in which it made cash distributions.
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
Our Series A Preferred Units contain covenants preventing us from taking certain actions without the approval of the holders of 66 2/3% of the Series A Preferred Units. The need to obtain the approval of holders of the Series A Preferred Units before taking these actions could impede our ability to take certain actions that management or the Board of Directors may consider to be in the best interests of our unitholders. The affirmative vote of 66 2/3% of the outstanding Series A Preferred Units, voting as a single class, is necessary to amend the Partnership Agreement in any manner that would have a material adverse effect on the existing preferences, rights, powers, duties or obligations of the Series A Preferred Units. The affirmative vote of 66 2/3% of the outstanding Series A Preferred Units and any outstanding series of other preferred units, voting as a single class, is necessary to (A) under certain circumstances, create or issue certain equity securities that are senior to our common units, (B) declare or pay any distribution to common unitholders out of capital surplus or (C) take any action that would result in an event of default for failure to comply with any covenant in the indentures governing the 2025 Senior Notes or the 2026 Secured Notes co-issued by Summit Holdings and its 100% owned finance subsidiary, Finance Corp.
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
The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. From time to time, the President and members of the U.S. Congress propose and consider substantive changes to the existing federal income tax laws that affect publicly traded partnerships, including proposals that would eliminate our ability to quality for partnership tax treatment.
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
A unitholder’s share of our taxable income, and its relationship to any distributions we make, may be affected by a variety of factors, including our economic performance, which may be affected by numerous business, economic, regulatory, legislative, competitive and political uncertainties beyond our control, and certain transactions in which we might engage. For example, we may engage in transactions that produce substantial taxable income allocations to some or all of our unitholders without a corresponding increase in cash distributions to our unitholders, such as a sale or exchange of assets, the proceeds of which are reinvested in our business or used to reduce our debt, or an actual or deemed satisfaction of our indebtedness for an amount less than the adjusted issue price of the debt. A unitholder’s ratio of its share of taxable income to the cash received by it may also be affected by changes in law. For instance the net interest expense deductions of certain business entities, including us, are limited to 30% of such entity’s “adjusted taxable income,” which is generally taxable income with certain modifications. If the limit applies, a unitholder’s taxable income allocations will be more (or its net loss allocations will be less) than would have been the case absent the limitation.

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
In 2020, we engaged in transactions that generated substantial COD income on a per unit basis relative to the trading price of our common units. We may engage in other transactions that result in substantial COD income or other gains in the future, and such events may cause a unitholder to be allocated income with respect to our units with no corresponding distribution of cash to fund the payment of the resulting tax liability to the unitholder.
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
In general, we are entitled to a deduction for interest paid or accrued on indebtedness properly allocable to our trade or business during our taxable year. However, our deduction for “business interest” is limited to the sum of our business interest income and 30% of our “adjusted taxable income.” For purposes of this limitation, our adjusted taxable income is computed without regard to any business interest expense or business interest income. In the case of taxable years beginning January 1, 2022, our adjusted taxable income is computed by taking into account any deduction allowable for depreciation, amortization, or depletion.
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
Non-U.S. unitholders are generally taxed and subject to income tax filing requirements by the United States on income effectively connected with a U.S. trade or business. Income allocated to our unitholders and any gain from the sale of our units will generally be considered to be “effectively connected” with a U.S. trade or business. As a result, distributions to a non-U.S. unitholder will be subject to withholding at the highest applicable effective tax rate and a non-U.S. unitholder who sells or otherwise disposes of a unit will also be subject to U.S. federal income tax on the gain realized from the sale or disposition of that unit.
In addition to the withholding tax imposed on distributions of effectively connected income, distributions to a non-U.S. unitholder will also be subject to a 10% withholding tax on the amount of any distribution in excess of our cumulative net income. As we do not compute our cumulative net income for such purposes due to the complexity of the calculation and lack of clarity in how it would apply to us, we intend to treat all of our distributions as being in excess of our cumulative net income for such purposes and subject to such 10% withholding tax. Accordingly, distributions to a non-U.S. unitholder will be subject to a combined withholding tax rate equal to the sum of the highest applicable effective tax rate and 10%.
Additionally, if a unitholder sells or otherwise disposes of a unit, the transferee is required to withhold 10.0% of the amount realized by the transferor unless the transferor certifies that it is not a foreign person, and we are required to deduct and withhold from the transferee amounts that should have been withheld by the transferee but were not withheld. Under the Treasury Regulations, such withholding will be required on open market transactions, but in the case of a transfer made through a broker, a partner’s share of liabilities will be excluded from the amount realized. In addition, the obligation to withhold will be imposed on the broker instead of the transferee (and we will generally not be required to withhold from the transferee amounts that should have been withheld by the transferee but were not withheld). These withholding obligations will apply to transfers of our common units occurring on or after January 1, 2023. Current and prospective non-U.S. unitholders should consult their tax advisors regarding the impact of these rules on an investment in our common units.
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
The tax treatment of distributions on our Series A Preferred Units is uncertain. We will treat the holders of Series A Preferred Units as partners for tax purposes and will treat distributions on the Series A Preferred Units as guaranteed payments for the use of capital that will generally be taxable to the holders of Series A Preferred Units as ordinary income. A holder of Series A Preferred Units may recognize taxable income from the accrual of such a guaranteed payment even in the absence of a contemporaneous distribution, and we anticipate accruing the guaranteed payment distributions quarterly on the 15th day of March, June, September and December. Because the guaranteed payment for each unit must accrue as income to a holder during the taxable year of the accrual, the guaranteed payment attributable to the period beginning December 15th and ending December 31st will accrue to the holder of record of a Series A Preferred Unit on December 31st for such period. Otherwise, except in the case of our liquidation, the holders of Series A Preferred Units are generally not anticipated to share in our items of income, gain, loss or deduction. We will not allocate any share of its nonrecourse liabilities to the holders of Series A Preferred Units.
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
Our operations depend on the use of information technology (“IT”) and operational technology (“OT”) systems that could be the target of a cyberattack.
The oil and gas industry has become increasingly dependent on digital technologies to conduct day-to-day operations, including certain midstream activities. For example, software programs are used to manage gathering and transportation systems and for compliance reporting. The use of mobile communication devices has increased rapidly. Industrial control systems now control large scale processes that can include multiple sites over long distances, such as oil and gas pipelines.

Our operations depend on the use of sophisticated IT and OT systems. These systems, as well as those of our customers, business partners and counterparties, may become the target of cyber-attacks or information security breaches. Any such cyber-attacks or information security breaches could have a material adverse effect on our revenues and increase our operating and capital costs and could reduce the amount of cash otherwise available for distribution. A cyber-incident involving our IT or OT systems, or that of our customers, business partners or counterparties, could disrupt our business plans and negatively impact our operations in the following ways, among others:
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
Cyber-incidents and related business interruptions could result in expensive remediation efforts, distraction of management, damage to our reputation or a negative impact on the price of our units. In addition, certain cyberattacks and related incidents, such as reconnaissance or surveillance by threat actors, may remain undetected for an extended period notwithstanding our monitoring and detection efforts. As a result, we may be required to incur additional costs to modify or enhance our IT or OT systems to prevent or remediate any such attacks. Finally, laws and regulations governing cybersecurity pose increasingly complex compliance challenges, and failure to comply with these laws could result in penalties and legal liability.

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
In addition, we lease various office space to support our operations.
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
Fiberspar Corporation. On May 3, 2022, Fiberspar Corporation filed a petition in state court alleging that the Partnership owes Fiberspar $5.0 million or more for orders of pipeline product from Fiberspar. The petition asserts causes of action for breach of contract and suit on sworn account. A civil action on the same claims had been filed by Fiberspar in 2016 but was dismissed without prejudice pursuant to a standstill and tolling agreement that expired in 2021. We filed an answer on September 6, 2022 denying Fiberspar’s claims and asserting counter claims. The case is pending in the District Court of Harris County, Texas. We are unable to predict the final outcome of this matter.
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
The Consent Decree provides for, among other requirements and subject to the conditions therein, (i) payment of total civil penalties and reimbursement of assessment costs of $21.25 million, with the federal portion of penalties payable over up to five years and the state portion of penalties payable over up to six years, with interest accruing at a fixed rate of 3.25%; (ii) continuation of remediation efforts at the site of the 2015 Blacktail Release; (iii) other injunctive relief including but not limited to control room management, an environmental management system audit, training, and reporting; and (iv) no admission of liability to the U.S. or North Dakota. The Consent Decree was entered by the U.S. District Court on September 28, 2021.
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
On December 6, 2021, the U.S. District Court accepted the Plea Agreement. This settlement resulted in losses amounting to $36.3 million and will be paid over six years, of which we have paid $8.0 million as of December 31, 2022.
Moore Control Systems. Moore Control Systems, Inc. (“MCSI”) initiated an arbitration in December 2020 related to the construction of Summit’s Lane Gas Processing Plant in Eddy County, New Mexico (the “Lane Plant”). MCSI was the EPC contractor on the Lane Plant under a lump sum contract. This matter has been resolved as of the date of this filing with no material impact to the Partnership.
Verdad Resources. Verdad Resources LLC (“Verdad”) filed a complaint in Colorado state court for the district of Weld County against Sterling Energy Investments LLC (“Sterling”), Golden Resources, Inc., and Grasslands Energy Marketing LLC (“Grasslands”) on October 20, 2022, and amended on December 6, 2022 to exclude Golden Resources, Inc. as a defendant. In connection with the 2022 DJ Acquisitions, Sterling and Grasslands became subsidiaries of the Partnership. Verdad claims that Sterling did not have the right to assess marketing fees passed through from Grasslands’ purchase and resale of residue natural gas and natural gas liquids from Sterling. The relief requested by Verdad includes an unspecified amount of damages as well as declaratory relief. We are unable to predict the final outcome of this matter.
Highpoint Operating Corporation. Sterling and Highpoint Operating Corporation (“Highpoint”) are parties to a gas gathering agreement (the “Highpoint Agreement”). Sterling sued Highpoint in Colorado state court for the district of Denver County on June 15, 2020, alleging that Highpoint breached the Highpoint Agreement and seeking damages. Highpoint asserted counterclaims alleging that Sterling breached the Highpoint Agreement. In October 2021, after a bench trial, the court found against Sterling and in favor of Highpoint’s counterclaims. The court awarded Highpoint $2.4 million in damages. In December 2021, Sterling posted an appeal bond and filed its Notice of Appeal. In February 2022, the Colorado Court of Appeals granted Sterling’s Motion to Stay Execution of Judgment. The case remains pending before the appeals court. We are unable to predict the final outcome of this matter.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common units trade on the NYSE under the ticker symbol “SMLP”. As of December 31, 2022, there were approximately 7,196 common unitholders of record per our tax records.
We have not made a distribution on our common units or Series A Preferred Units since we announced a suspension of those distributions on May 3, 2020. We paid distributions in-kind on our Subsidiary Series A Preferred Units in 2020, 2021 and portions of 2022, and paid distributions on our Subsidiary Series A Preferred Units totaling $3.3 million in 2022 and accrued an additional $1.6 million in 2022 which was subsequently paid in 2023.
Our Cash Distribution Policy and Restrictions on Distributions
General
Suspension of Distributions. On May 3, 2020, we suspended distributions to holders of our common units and suspended payments of distributions to holders of our Series A Preferred Units, commencing with respect to the quarter ending March 31, 2020. Because our Series A Preferred Units rank senior to our common units with respect to distribution rights, any accrued amounts on our Series A Preferred Units must first be paid prior to our resumption of distributions to our common unitholders. As of December 31, 2022, the amount of accrued and unpaid distributions on the Series A Preferred Units totaled $21.5 million.
At this time, we do not expect to pay distributions to holders of our common units or Series A Preferred Units in the foreseeable future.
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
Upon a resumption of the Partnership’s distributions on the common units, we will pay our distributions on or about the 15th of each of February, May, August and November to holders of record on or about seven days prior to such distribution date. We make the distribution on the business day immediately preceding the indicated distribution date if the distribution date falls on a holiday or non-business day.
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
Limitations on Cash Distributions and Our Ability to Change Our Cash Distribution Policy. There is no guarantee that our unitholders will receive quarterly distributions from us. We do not have a legal obligation to pay any distribution except to the extent we have available cash as defined in our Partnership Agreement. Our cash distribution policy may be changed at any time and is subject to certain restrictions, including the following:
•Our cash distribution policy is subject to restrictions on distributions under our ABL Facility and the 2026 Secured Notes Indenture and the indenture governing the 2025 Senior Notes. These agreements contain financial tests, excess cash flow sweep mechanisms, and covenants that we must satisfy. Should we be unable to satisfy these restrictions, we may be prohibited from making cash distributions notwithstanding our stated cash distribution policy.
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
Preferred Unit Distributions
Series A Preferred Units
In November 2017, we issued 300,000 Series A Preferred Units at a price to the public of $1,000 per Series A Preferred Unit and as a result of exchange transactions completed in 2020, 2021 and 2022, the Partnership had 65,508 Series A Preferred Units outstanding as of December 31,2022 and $21.5 million of accrued and unpaid distributions.
In May 2020, we suspended payments of distributions to holders of our Series A Preferred Units, and we did not make a distribution on our Series A Preferred Units in 2022 or 2021.
During the year ended December 31, 2021, we completed an offer to exchange our Series A Preferred Units for newly issued common units (the “2021 Preferred Exchange Offer”), whereby we issued 538,715 SMLP common units, net of units withheld for withholding taxes, in exchange for 18,662 Series A Preferred Units.
During the year ended December 31, 2022, we completed an offer to exchange our Series A Preferred Units for newly issued common units (the “2022 Preferred Exchange Offer”), whereby we issued 2,853,875 SMLP common units, net of units withheld for withholding taxes, in exchange for 77,939 Series A Preferred Units.
Distributions on the Series A Preferred Units are cumulative and compounding and were payable semi-annually in arrears on the 15th day of each June and December through and including December 15, 2022, and, after December 15, 2022, are payable quarterly in arrears on the 15th day of March, June, September and December of each year (each, a “Distribution Payment Date”) to holders of record as of the close of business on the first business day of the month of the applicable Distribution Payment Date, in each case, when, as, and if declared by the General Partner out of legally available funds for such purpose.
The initial distribution rate for the Series A Preferred Units was 9.50% per annum of the $1,000 liquidation preference per Series A Preferred Unit. Beginning December 15, 2022, distributions on the Series A Preferred Units accumulate for each distribution period at a percentage of the liquidation preference equal to the three-month LIBOR plus a spread of 7.43%. See Note 12 - Partners' Capital and Mezzanine Capital to the consolidated financial statements for additional details.
Subsidiary Series A Preferred Units
In December 2019 and during the year ended December 31, 2020, Permian Holdco issued 30,057 and 55,251 Subsidiary Series A Preferred Units, respectively, representing limited partner interests in Permian Holdco at a price of $1,000 per unit. During the years ended December 31, 2022 and 2021, we elected to make PIK distributions and issued 1,600 and 6,131 Subsidiary Series A Preferred Units, respectively, to the holders of the Subsidiary Series A Preferred Units.
As of December 31, 2022, we had 93,039 Subsidiary Series A Preferred Units outstanding and during fiscal year ended December 31, 2022 we made $3.3 million of cash distributions to holders of the Subsidiary A Preferred Units and accrued an additional $1.6 million in 2022 which was subsequently paid in 2023. Additionally, we paid distributions in-kind on our Subsidiary Series A Preferred Units in 2020, 2021 and portions of 2022.
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

The distribution rate is 7.00% per annum of the $1,000 issue amount per outstanding Permian Holdco Subsidiary Series A Preferred Unit. Permian Holdco had the option to pay this distribution in-kind until the first quarter of 2022, which is the first full quarter following the date the Double E Pipeline was placed in service. See Note 12 - Partners' Capital and Mezzanine Capital to the consolidated financial statements for additional details.
Unregistered Sales of Equity Securities
In January 2022, we completed the 2022 Preferred Exchange Offer, whereby we issued 2,853,875 SMLP common units, net of units withheld for withholding taxes, in exchange for 77,939 Series A Preferred Units. Upon the settlement of the 2022 Preferred Exchange Offer, we eliminated $92.6 million of the Series A Preferred Unit liquidation preference amount, inclusive of accrued distributions due as of the settlement date. We did not receive any cash proceeds from the 2022 Preferred Exchange Offer.
The Partnership relied on Section 3(a)(9) of the Securities Act to exempt the 2022 Preferred Exchange Offer from the registration requirements of the Securities Act. Section 3(a)(9) offers exemptions from the registration requirements of the Securities Act for exchange offers in which (i) the issuer of the securities offered is the same as the issuer of the securities being surrendered, (ii) the holders are not being asked to surrender anything of value other than the outstanding securities, (iii) the exchange offer is made exclusively to existing holders of the issuer’s outstanding securities, and (iv) the issuer does not pay any commission or remuneration for solicitation of the exchange. Because the Partnership offered only its own common units exclusively to the holders of and in exchange for its outstanding Series A Preferred Units, and because it neither paid nor received anything of value other than the subject securities, the Partnership was able to rely on the exemption afforded by Section 3(a)(9) of the Securities Act.
Issuer Purchases of Equity Securities
We made no repurchases of our common units during the quarter or year ended December 31, 2022.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
MD&A is intended to inform the reader about matters affecting the financial condition and results of operations of the Partnership and its subsidiaries. As a result, the following discussion for the year ended December 31, 2022 should be read in conjunction with the consolidated financial statements and notes thereto included in this Annual Report. Among other things, the consolidated financial statements and the related notes include more detailed information regarding the basis of presentation for the following information. This discussion contains forward-looking statements that constitute our plans, estimates and beliefs. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to, those discussed in Forward-Looking Statements. Actual results may differ materially from those contained in any forward-looking statements.
Overview
We are a value-driven limited partnership focused on developing, owning and operating midstream energy infrastructure assets that are strategically located in unconventional resource basins, primarily shale formations, in the continental United States.
Our financial results are driven primarily by volume throughput across our gathering systems and by expense management. We generate the majority of our revenues from the gathering, compression, treating and processing services that we provide to our customers. A majority of the volumes that we gather, compress, treat and/or process have a fixed-fee rate structure which enhances the stability of our cash flows by providing a revenue stream that is not subject to direct commodity price risk. We also earn a portion of our revenues from the following activities that directly expose us to fluctuations in commodity prices: (i) the sale of physical natural gas and/or NGLs purchased under percentage-of-proceeds or other processing arrangements with certain of our customers in the Rockies, Permian and Piceance segments, (ii) the sale of natural gas we retain from certain Barnett segment customers, (iii) the sale of condensate we retain from our gathering services in the Piceance segment and (iv) additional gathering fees that are tied to the performance of certain commodity price indexes which are then added to the fixed gathering rates. During the year ended December 31, 2022, these additional activities accounted for approximately 18% of our total revenues.
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

The following table presents certain consolidated and reportable segment financial data. For additional information on our reportable segments, see the “Segment Overview for the Years Ended December 31, 2022 and 2021” section herein.

	Year ended December 31,
	2022	2021
	(In thousands)
Net loss	$(123,461)	$(19,949)
Reportable segment adjusted EBITDA
Northeast	$77,046	$83,287
Rockies	57,810	64,517
Permian	18,051	6,614
Piceance	60,055	76,131
Barnett	31,624	36,729

Net cash provided by operating activities	$98,744	$165,099
Capital expenditures(1)	30,472	25,030
Cash consideration paid for the acquisition of Outrigger DJ, net of cash acquired	(166,631)	—
Cash consideration paid for the acquisition of Sterling DJ, net of cash acquired	(139,896)	—
Proceeds from the disposition of the Lane G&P System, net of cash sold in the transaction	75,020	—
Proceeds from the disposition of Bison Midstream, net of cash sold in the transaction	38,920	—
Investment in Double E equity method investee	8,444	148,699

Net cash provided by (used in) financing activities
Borrowings from ABL Facility	293,000	300,000
Repayments of ABL Facility	(230,000)	(33,000)
Repayments of Revolving Credit Facility	—	(857,000)
Repayments of Permian Transmission Term Loan	(4,647)	—
Borrowings from 2026 Secured Notes	84,371	689,500
Borrowings from Permian Transmission Credit Facility	—	160,000
Repayment of 2022 Senior Notes	—	(234,047)
_________________________________
(1)See "Liquidity and Capital Resources" herein and Note 17 - Segment Information to the consolidated financial statements for additional information on capital expenditures.

Key Matters for the Year ended December 31, 2022. The following items are reflected in our financial results for the fiscal year ended December 31, 2022:
•Strategic DJ Acquisitions. On December 1, 2022, we completed the acquisition of 100% of the membership interests in Outrigger DJ from Outrigger Energy II LLC for cash consideration of $165 million, subject to post-closing adjustments, and 100% of the membership interests in each of Sterling Energy Investments LLC, Grasslands Energy Marketing LLC and Centennial Water Pipelines LLC from Sterling Investment Holdings LLC for cash consideration of $140 million, subject to post-closing adjustments, respectively, pursuant to definitive agreements, each dated October 14, 2022.
As a result of the 2022 DJ Acquisitions, we acquired natural gas gathering and processing systems, a crude oil gathering system, freshwater rights, and a subsurface freshwater delivery system in the DJ Basin. The acquired assets of Outrigger DJ and Sterling DJ are located in Weld, Morgan, and Logan Counties, Colorado and Cheyenne County, Nebraska.
•Financing of 2022 DJ Acquisitions. The 2022 DJ Acquisitions were financed through a combination of cash on hand, borrowings under Summit’s ABL Facility and the issuance of $85.0 million aggregate principal amount of Additional 2026 Secured Notes.
•Sale of Non-Core Assets. On September 19, 2022, we completed the sale of Bison Midstream, LLC (“Bison Midstream”) and its gas gathering system in Burke and Mountrail Counties, North Dakota to a subsidiary of Steel Reef Infrastructure Corp., an integrated owner and operator of associated gas capture, gathering and processing assets in North Dakota and Saskatchewan. Additionally, on June 30, 2022, we completed the sale of Summit Permian, which owns the Lane Gathering and Processing System (“Lane G&P System”), to Longwood Gathering and Disposal Systems, LP (“Longwood”), a wholly owned subsidiary of Matador ͏Resources Company (“Matador”).
•January 2022 Series A Preferred Unit Exchange. In January 2022, we completed the 2022 Preferred Exchange Offer, whereby we issued 2,853,875 SMLP common units, net of units withheld for withholding taxes, in exchange for 77,939 Series A Preferred Units. Upon the settlement of the 2022 Preferred Exchange Offer, we eliminated $92.6 million of the Series A Preferred Unit liquidation preference amount, inclusive of accrued distributions due as of the settlement date. See Note 12 – Partners' Capital and Mezzanine Capital for additional information.
Key Matters for the Year ended December 31, 2021. The following items are reflected in our financial results for the fiscal year ended 2021:
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
•Double E Project. In November 2021, the Partnership placed the Double E Pipeline in service. As a result, our investment in Double E recognized positive equity in earnings from Double E beginning in the quarter ended December 31, 2021. Capital contributions to Double E in 2021 totaled $148.7 million and were funded primarily from our Permian Transmission Credit Facility and cash on hand.

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
Strategic DJ Acquisitions. On December 1, 2022, we completed the 2022 DJ Acquisitions for total cash consideration of $305.0 million, subject to post-closing adjustments. As a result of the 2022 DJ Acquisitions, we acquired natural gas gathering and processing systems, a crude oil gathering system, freshwater rights, and a subsurface freshwater delivery system in the DJ Basin. The acquired assets of Outrigger DJ and Sterling DJ are located in Weld, Morgan, and Logan Counties, Colorado and Cheyenne County, Nebraska. In 2023, we will spend time and resources integrating the 2022 DJ Acquisitions into our existing DJ Basin assets and expect to attain capital and operating synergies in the future.
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
Based on recently updated production forecasts and 2023 development plans from our customers, we currently expect that 2023 activity will be higher than 2022 and be at an activity level near our historical periods prior to COVID-19.
Ongoing impact of the current Russia-Ukraine conflict and the international sanctions against Russia on commodity prices. Although the Partnership does not operate in Ukraine, Russia or other parts of Europe, there are certain impacts arising from Russia’s invasion of Ukraine that could have a potential effect on the Partnership, including, but not limited to, volatility in currencies and commodity prices, higher inflation, cost and supply chain pressures and availability and disruptions in banking systems and capital markets. As of the date of filing, there have been no material impacts on the Partnership.
Natural gas, NGL and crude oil supply and demand dynamics. Natural gas continues to be a critical component of energy supply and demand in the United States. The average spot price of natural gas increased by approximately 66% from 2021 to 2022, primarily due to natural gas demand exceeding supply. The average daily Henry Hub Natural Gas Spot Price was $6.45 per MMBtu during 2022, compared with $3.89 per MMBtu during 2021. As of January 31, 2023, Henry Hub 12-month strip pricing closed at $3.41 per MMBtu. Natural gas prices continue to trade at higher-than-average historical prices due in part to strong power sector demand and relatively modest new production growth. In response to the increasing natural gas prices, the number of active natural gas drilling rigs in the continental United States increased from 106 in December 2021 to 156 in December 2022, but still remains below the 2017 through 2019 average of 177, according to Baker Hughes. Over the long term, we believe that the prospects for continued natural gas demand are favorable and will be driven primarily by global population and economic growth, as well as the continued displacement of coal-fired electricity generation by natural gas-fired electricity generation and increase in U.S. LNG exports. Over the next several years, we expect natural gas prices will support continued upstream industry activity by producers focused on natural gas production.

In addition, certain of our gathering systems are directly affected by crude oil supply and demand dynamics. Crude oil prices increased in 2022, with the average daily Cushing, Oklahoma West Texas Intermediate crude oil spot price average of $68.14 per barrel during 2021 increasing to an average of $94.90 per barrel during 2022, representing a 39% increase. As of January 31, 2023, West Texas Intermediate 12-month strip pricing closed at $78.03 per barrel. In response to the increasing crude oil prices, the number of active crude oil drilling rigs in the continental United States increased from 480 in December 2021 to 621 in December 2022, but still remains below the 2017 through 2019 average of 773, according to Baker Hughes. Over the next several years, we expect that crude oil prices will support continued drilling activity and increasing production in the Williston Basin, Permian Basin and, given the current regulatory environment in Colorado, in rural parts of the DJ Basin.
Despite improving fundamentals that should support additional development activities, we note that over the last several years there has been an increasing societal opposition to the production of hydrocarbons generally, which may be reflected in legislation, executive orders or regulations that may significantly restrict the domestic production of fossil fuels, including natural gas.
Growth in production from U.S. shale plays. Over the past several years, natural gas production from unconventional shale resources has increased due to advances in technology that allow producers to extract significant volumes of natural gas from unconventional shale plays on favorable economic terms relative to most conventional plays. In recent years, a number of producers and their joint venture partners, including large international operators, industrial manufacturers and private equity sponsors, have committed significant capital to the development of these unconventional resources, including the Piceance, Barnett, Bakken, Marcellus, Utica and Permian Basin shale plays in which we operate. We believe that these long-term capital investments should support drilling activity in unconventional shale plays over the long term.
Rate of growth in production from U.S. shale plays. Some of our producer customers have adjusted their drilling and completion activities and schedules to manage drilling and completion costs at levels that are achievable using internally generated cash flow from their underlying operations. Historically, as part of a strategy to accelerate production growth, these producers would raise external capital to fund drilling and completion costs in excess of the cash flows generated from their underlying assets. Producers are experiencing increasing pressure from their investors to focus on returning capital and maximizing free cash flow versus re-investing that cash flow into development. In general, we expect our producer customers to maintain moderate completion and production activities across many of our systems relative to our previous expectations as a result of the commodity price environment and a continuation of the general trend of producers constraining drilling and completion activity to levels that can be satisfied with internally generated cash flow.
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
The borrowings under our ABL Facility, which have a variable interest rate, expose us to the risk of increasing interest rates. Additionally, as a result of the 2022 DJ Acquisitions, we utilized our free cash flow generated in 2022 to partially fund the 2022 DJ Acquisitions. As such we will not make an offer to purchase the $50.0 million amount of our 2026 Secured Notes to avoid a 50 basis point increase in the interest rate on the 2026 Secured Notes, resulting in increased annual interest expense of approximately $3.9 million.
Inflation and operating costs. The annual rate of inflation in the United States hit 6.5% in December 2022, one of the highest increases in more than three decades, as measured by the Consumer Price Index. We expect that continued inflation in 2023 will increase our operating costs and the overall cost of capital projects we undertake. While some of our fee arrangements escalate based on changes in price indexes, these fee escalations may not be sufficient to offset an increase in our expenditures. Furthermore, inflation may impact producers economic decision making, which in turn could impact their willingness to develop acreage in areas that are more susceptible to inflationary pressures and labor force shortages.

How We Evaluate Our Operations
We conduct and report our operations in the midstream energy industry through five reportable segments: Northeast, Rockies, Permian, Piceance and Barnett. Each of our reportable segments provides midstream services in a specific geographic area and our reportable segments reflect the way in which we internally report the financial information used to make decisions and allocate resources in connection with our operations (see Note 17 - Segment Information to the consolidated financial statements). Our management uses a variety of financial and operational metrics to analyze our consolidated and segment performance and we view these metrics as important factors in evaluating our profitability. These metrics include (i) throughput volume, (ii) revenues, (iii) operation and maintenance expenses, (iv) capital expenditures and (v) segment adjusted EBITDA.
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
Our operations and maintenance expenses also include costs that are reimbursed by our customers, which are included in Other revenues.

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
Additional Information. For additional information, see the “Results of Operations” section herein and the notes to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.

Results of Operations
Consolidated Overview for the Years Ended December 31, 2022 and 2021
The following table presents certain consolidated data and volume throughput for the years ended December 31, 2022 and 2021.

	Year ended December 31,
	2022	2021	Percentage change
	(In thousands)
Revenues:
Gathering services and related fees	$248,358	$281,705	(12%)
Natural gas, NGLs and condensate sales	86,225	82,768	4%
Other revenues	35,011	36,145	(3%)
Total revenues	369,594	400,618	(8%)
Costs and expenses:
Cost of natural gas and NGLs	76,826	81,969	(6%)
Operation and maintenance	84,152	74,178	13%
General and administrative	44,943	58,166	(23%)
Depreciation and amortization	119,055	119,076	—%
Transaction costs	6,968	1,677	316%
Gain on asset sales, net	(507)	(369)	37%
Long-lived asset impairment	91,644	10,151	803%
Total costs and expenses	423,081	344,848	23%
Other expense, net	(4)	(613)	*
Gain on interest rate swaps	16,414	—
Loss on sale of business	(1,741)	—
Loss on ECP Warrants	—	(13,634)	N/A
Interest expense	(102,459)	(66,156)	55%
Loss on early extinguishment of debt	—	(3,523)	*
Loss before income taxes and equity method investment income	(141,277)	(28,156)	*
Income tax (expense) benefit	(325)	327	*
Income from equity method investees	18,141	7,880	*
Net loss	$(123,461)	$(19,949)	*

Volume throughput (1):
Aggregate average daily throughput - natural gas (MMcf/d)	1,208	1,356	(11%)
Aggregate average daily throughput - liquids (Mbbl/d)	62	63	(2%)
_________________________________________________
*Not considered meaningful
(1)Excludes volume throughput for Ohio Gathering and Double E. For additional information, see the Northeast and Permian sections herein under the caption “Segment Overview for the Years Ended December 31, 2022 and 2021”.

Volumes – Gas. Natural gas throughput volumes decreased 148 MMcf/d for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily reflecting:
•a volume throughput decrease of 113 MMcf/d for the Northeast segment.
•a volume throughput decrease of 20 MMcf/d for the Piceance segment.
•a volume throughput decrease of 12 MMcf/d for the Permian segment.
•a volume throughput decrease of 1 MMcf/d for the Barnett segment.
•a volume throughput decrease of 2 MMcf/d for the Rockies segment.

Volumes – Liquids. Crude oil and produced water volume throughput for the Rockies segment decreased 1 Mbbl/d for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily as a result of natural production declines and weather related downtime, offset by 39 new well connections that came online subsequent to December 31, 2021.
For additional information on volumes, see the “Segment Overview for the Years Ended December 31, 2022 and 2021” section herein.
Revenues. Total revenues decreased $31.0 million during the year ended December 31, 2022 compared to the year ended December 31, 2021 comprised of a $3.5 million increase in natural gas, NGLs and condensate sales, offset by a $1.1 million decrease in Other revenues, and a $33.3 million decrease in gathering services and related fees.
Gathering services and related fees. Gathering services and related fees decreased $33.3 million compared to the year ended December 31, 2021, primarily reflecting:
•a $14.6 million decrease in the Piceance, primarily due to the expiration of approximately $10.1 million of a customer’s minimum volume commitment and decreased volume throughput;
•an $8.2 million decrease in the Northeast, primarily due to decreased volume throughput,
•a $7.0 million decrease in the Rockies, primarily due to decreased volume throughput and the expiration of a customer’s minimum volume commitment contract in the DJ Basin; and
•a $4.6 million decrease in the Permian, primarily due to the disposition of the Lane G&P System in June 2022.
Natural Gas, NGLs and Condensate Sales. Natural gas, NGLs and condensate sales revenue increased $3.5 million compared to the year ended December 31, 2021, primarily reflecting:
•a $10.9 million increase in the Rockies reportable segment, primarily due to the 2022 DJ Acquisitions, partially offset by the disposition of Bison Midstream;
•$1.6 million increase in the Piceance reportable segment;
•a $2.2 million increase in the Barnett reportable segment; partially offset by
•an $11.3 million decrease in the Permian reportable segment, primarily due to the disposition of the Lane G&P System in June 2022.
Costs and expenses. Total costs and expenses increased $78.2 million during the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily reflecting:
Cost of natural gas and NGLs. Cost of natural gas and NGLs decreased $5.1 million during the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily driven the disposition of the Lane G&P System in June 2022 and the disposition of Bison Midstream in September 2022, partially offset by the 2022 DJ Acquisitions in December 2022 .
Operation and maintenance. Operation and maintenance expense increased $10.0 million for the year ended December 31, 2022 compared to the year ended December 31, 2021; primarily as a result of the 2021 recognition of $10.2 million of certain commercial settlement benefits and the ERC Tax Credit that were not repeated in 2022.
General and Administrative. General and administrative expense decreased $13.2 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily related to the nonrecurrence of a $22.4 million loss contingency recognized in 2021 (for the 2015 Blacktail Release), partially offset by $2.5 million of employee severance costs incurred during the fiscal year ended December 31, 2022 (see Note 10 - Commitments and Contingencies for additional information).

Asset Impairments. The Partnership recognized impairments of $84.5 million related to the disposition of the Lane G&P System and $6.9 million in connection with disposition of Bison Midstream.
Loss on ECP Warrants. On August 5, 2021, the ECP Entities cashlessly exercised all of its ECP Warrants for an aggregate of 414,447 SMLP common units, net of the exercise price. During the year ended December 31, 2021, the Partnership recognized a $13.6 million non-cash loss related to the ECP Warrants. There was no comparable non-cash loss during the year ended December 31, 2022.
Interest Expense. Interest expense increased $36.3 million compared to the year ended December 31, 2021 primarily due to higher interest costs resulting from the higher interest rate resulting from the issuance of the 2026 Secured Notes and borrowings on the Permian Transmission Term Loan, higher amortization expense of debt issuance costs, partially offset by principal reduction payments to our credit facilities (ABL Facility and Revolving Credit Facility) prior to the completion of the 2022 DJ Acquisitions which occurred on December 1, 2022.

Segment Overview for the Years Ended December 31, 2022 and 2021
Northeast.
Volume throughput for the Northeast reportable segment follows.

	Northeast
	Year ended December 31,
	2022	2021	Percentage Change
Average daily throughput (MMcf/d)	652	765	(15)%
Average daily throughput (MMcf/d) (Ohio Gathering)	674	526	28%
Volume throughput for the Northeast, excluding Ohio Gathering, decreased 15% compared to the year ended December 31, 2021 primarily due to natural production declines as well as maintenance related downtime and frac-protect activities that occurred during the three months ended June 30, 2022, partially offset by 13 well connections, including 4 wells directly connected to the Summit Utica system and 9 wells behind our TPL-7 connection, that came online during the year ended December 31, 2022.
Volume throughput for the Ohio Gathering system increased 28% compared to the year ended December 31, 2021, primarily as a result of 28 new well connections that came online during the year ended December 31, 2022, partially offset by natural production declines and frac-protect activities that occurred during the three months ended June 30, 2022.
Financial data for our Northeast reportable segment follows.

	Northeast
	Year ended December 31,
	2022	2021	Percentage Change
Revenues:	(Dollars in thousands)

Gathering services and related fees	$54,392	$62,567	(13)%
Total revenues	54,392	62,567	(13)%
Costs and expenses:
Operation and maintenance	7,097	5,672	25%
General and administrative	831	599	39%
Depreciation and amortization	17,501	17,054	3%
Gain on asset sales, net	(10)	(92)	(89)%
Long-lived asset impairment	—	130	N/A
Total costs and expenses	25,419	23,363	9%
Add:
Depreciation and amortization	17,501	17,054
Adjustments related to capital reimbursement activity	(81)	(83)
Gain on asset sales, net	(10)	(92)
Long-lived asset impairment	—	130
Proportional adjusted EBITDA for Ohio Gathering	30,656	27,074
Other	7	—
Segment adjusted EBITDA	$77,046	$83,287	(7%)
_________________
*Not considered meaningful
Year ended December 31, 2022. Segment adjusted EBITDA decreased $6.2 million compared to the year ended December 31, 2021, primarily as a result of revenue decreases from gathering services and related fees, partially offset by a $3.6 million increase in proportional adjusted EBITDA for Ohio Gathering.

Rockies.
Volume throughput for our Rockies reportable segment follows.

	Rockies
	Year ended December 31,
	2022	2021	Percentage Change
Aggregate average daily throughput - natural gas (MMcf/d)	33	35	(6)%
Aggregate average daily throughput - liquids (Mbbl/d)	62	63	(2)%
Natural gas. Natural gas volume throughput in 2022 decreased 6% compared to the year ended December 31, 2021, primarily reflecting the sale of Bison Midstream in September 2022 and the 2022 DJ Acquisitions in December 2022. Volumes were also impacted by natural production declines and weather related downtime that occurred during the three months ended June 30, 2022 and December 31, 2022, partially offset by 22 new well connections in 2022.
Liquids. Liquids volume throughput in 2022 decreased 2% compared to the year ended December 31, 2021, primarily associated with natural production declines and operational and weather related downtime that occurred during the three months ended June 30, 2022 and December 31, 2022, partially offset by 39 new well connections that came online in 2022, of which 19 wells were brought online in December 2022.
Financial data for our Rockies reportable segment follows.

	Rockies
	Year ended December 31,
	2022	2021	Percentage Change
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$67,838	$74,823	(9%)
Natural gas, NGLs and condensate sales	59,208	48,279	23%
Other revenues	16,557	21,985	(25%)
Total revenues	143,603	145,087	(1%)
Costs and expenses:
Cost of natural gas and NGLs	52,749	47,984	10%
Operation and maintenance	30,260	29,251	3%
General and administrative	2,541	1,506	69%
Depreciation and amortization	30,532	29,513	3%
Gain on asset sales, net	(63)	(56)	13%
Long-lived asset impairment	7,068	5,564	27%
Total costs and expenses	123,087	113,762	8%
Add:
Depreciation and amortization	30,532	29,513
Adjustments related to capital reimbursement activity	(431)	(1,885)
Gain on asset sales, net	(63)	(56)
Long-lived asset impairment	7,068	5,564
Other	188	56
Segment adjusted EBITDA	$57,810	$64,517	(10%)
_________________
* Not considered meaningful
Year ended December 31, 2022. Segment adjusted EBITDA decreased $6.7 million compared to the year ended December 31, 2021 primarily due to lower volume throughput on our natural gas system in the DJ Basin, the expiration of a customer’s minimum volume commitment contract of approximately $2.0 million in the DJ Basin and certain commercial settlements that reduced gathering services and related fees by $0.8 million in 2022 that are not expected going forward. The Bison Midstream sale closed in September 2022 and the 2022 DJ Acquisitions were completed on December 1, 2022 which generally resulted in a net neutral impact to Adjusted EBITDA.

Permian.
Volume throughput for our Permian reportable segment follows.

	Permian
	Year ended December 31,
	2022	2021	Percentage Change
Average daily throughput (MMcf/d)	14	26	(46%)
Average daily throughput (MMcf/d) (Double E)	277	124	n/a
On June 30, 2022, we completed the sale of our Lane G&P System. The volumes above include daily volume throughput data through the date of sale. Subsequent to the date of sale, the Permian reportable segment only includes the results of our equity method investment in Double E.
Double E commenced operations in November 2021. Volume throughput for the year ended December 31, 2022 averaged 277 MMcf per day as compared to 124 MMcf per day for the period from the date of commencement in November 2021 through December 31, 2021.
The following table presents the MVC quantities that Double E’s shippers have contracted to with firm transportation service agreements and related negotiated rate agreements:

Weighted average MVC quantities for the year ended December 31,	(MMBTU/day)
2022	612,123
2023	831,096
2024	989,507
2025	1,000,000
2026	1,000,178
2027	1,000,000
2028	1,002,562
2029	1,000,000
2030	1,000,000
2031	879,452

Financial data for our Permian reportable segment follows.

	Permian
	Year ended December 31,
	2022	2021	Percentage Change
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$3,668	$8,230	(55%)
Natural gas, NGLs and condensate sales	17,382	28,727	(39%)
Other revenues	4,101	3,891	5%
Total revenues	25,151	40,848	(38%)
Costs and expenses:
Cost of natural gas and NGLs	18,007	29,855	(40%)
Operation and maintenance	3,082	5,585	(45%)
General and administrative	708	757	(6%)
Depreciation and amortization	2,736	5,858	(53%)
Gain on asset sales, net	(13)	—
Long-lived asset impairment	84,516	595	14104%
Total costs and expenses	109,036	42,650	156%
Add:
Depreciation and amortization	2,736	5,858
Adjustments related to capital reimbursement activity	(63)	—
Gain on asset sales, net	(13)	—
Long-lived asset impairment	84,516	595
Proportional adjusted EBITDA for Double E	14,762	1,948
Other	(2)	15
Segment adjusted EBITDA	$18,051	$6,614	*
_________________
* Not considered meaningful
Year ended December 31, 2022. Segment adjusted EBITDA increased $11.4 million compared to the year ended December 31, 2021 primarily as a result of an increase in proportional adjusted EBITDA from our equity method investment in Double E, offset by the reduced activity from the sale of the Lane G&P System in June 2022.

Piceance.
Volume throughput for our Piceance reportable segment follows.

	Piceance
	Year ended December 31,
	2022	2021	Percentage Change
Aggregate average daily throughput (MMcf/d)	306	326	(6%)
Volume throughput decreased 6% in 2022 compared to the year ended December 31, 2021, as a result of natural production declines. There were no new well connections in 2022.
Financial data for our Piceance reportable segment follows.

	Piceance
	Year ended December 31,
	2022	2021	Percentage Change
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$80,630	$95,235	(15%)
Natural gas, NGLs and condensate sales	7,111	5,464	30%
Other revenues	5,608	4,786	17%
Total revenues	93,349	105,485	(12%)
Costs and expenses:
Cost of natural gas and NGLs	4,805	3,823	26%
Operation and maintenance	23,523	21,664	9%
General and administrative	1,280	1,163	10%
Depreciation and amortization	51,352	48,773	5%
(Gain) loss on asset sales, net	(311)	(119)	161%
Long-lived asset impairment	—	3,239	*
Total costs and expenses	80,649	78,543	3%
Add:
Depreciation and amortization	51,352	48,773
Adjustments related to capital reimbursement activity	(4,141)	(3,271)
(Gain) loss on asset sales, net	(311)	(119)
Long-lived asset impairment	—	3,239
Other	455	567
Segment adjusted EBITDA	$60,055	$76,131	(21%)
_________________
* Not considered meaningful
Year ended December 31, 2022. Segment adjusted EBITDA decreased $16.1 million compared to the year ended December 31, 2021, primarily reflecting the expiration of a customer’s minimum volume commitment contract of approximately $10.1 million in 2021 and a decrease in volume throughput as a result of natural production declines.

Barnett.
Volume throughput for our Barnett reportable segment follows.

	Barnett
	Year ended December 31,
	2022	2021	Percentage Change
Average daily throughput (MMcf/d)	203	204	0%
Volume throughput remained consistent in during the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily related to 12 new well connections in 2022, which were offset by natural production declines.
Financial data for our Barnett reportable segment follows.

	Barnett
	Year ended December 31,
	2022	2021	Percentage Change
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$41,830	$40,850	2%
Natural gas, NGLs and condensate sales	2,503	298	740%
Other revenues (1)	7,763	5,443	43%
Total revenues	52,096	46,591	12%
Costs and expenses:
Operation and maintenance	18,792	8,497	121%
General and administrative	1,301	972	34%
Depreciation and amortization	15,178	15,195	0%
Gain on asset sales, net	(85)	(101)	(16%)
Long-lived asset impairment	60	622	(90%)
Total costs and expenses	35,246	25,185	40%
Add:
Depreciation and amortization (1)	16,116	16,133
Adjustments related to capital reimbursement activity	(1,322)	(1,331)
Gain on asset sales, net	(85)	(101)
Long-lived asset impairment	60	622
Other	5	—
Segment adjusted EBITDA	$31,624	$36,729	(14%)
_________________
*Not considered meaningful
(1)Includes the amortization expense associated with our favorable and unfavorable gas gathering contracts as reported in other revenues.
Year ended December 31, 2022. Segment adjusted EBITDA decreased $5.1 million compared to the year ended December 31, 2021 primarily as a result of higher general operating expenses in 2022 that resulted from the nonrecurrence of commercial settlements that benefited the segment’s financial results in 2021.

Corporate and Other Overview for the Years Ended December 31, 2022 and 2021
Corporate and Other represents those results that are not specifically attributable to a reportable segment or that have not been allocated to our reportable segments, including certain general and administrative expense items, natural gas and crude oil marketing services, transaction costs, interest expense and gains on early extinguishment of debt. Corporate and Other includes intercompany eliminations.

	Corporate and Other
	Year ended December 31,
	2022	2021	Percentage Change
	(Dollars in thousands)
Revenues:
Total revenues	$1,003	$40	*
Costs and expenses:
General and administrative	38,282	53,169	(28%)
Transaction costs	6,968	1,677	316%
Interest expense	102,459	66,156	55%
Gain on asset sales or disposals	(26)	—	*
Gain on early extinguishment of debt	—	(3,523)	*
_________________
* Not considered meaningful
General and administrative. General and administrative expense attributable to Corporate and Other decreased by $14.9 million compared to the year ended December 31, 2021, primarily related to the nonrecurrence of a $22.4 million loss recognized in 2021 (for the 2015 Blacktail Release), $1.0 million of an ERC Tax Credit benefit during the year ended December 31, 2021, that did not occur during the year ended December 31, 2022, partially offset by $2.5 million of employee severance costs incurred during the year ended December 31, 2022. (see Note 10 - Commitments and Contingencies for additional information regarding the 2015 Blacktail Release).
Interest Expense. Interest expense increased $36.3 million compared to the year ended December 31, 2021 primarily due to higher interest costs resulting from the higher interest rate resulting from the issuance of the 2026 Secured Notes and borrowings on the Permian Transmission Term Loan, higher amortization expense of debt issuance costs, partially offset by principal reduction payments to our credit facilities (ABL Facility and Revolving Credit Facility) prior to the completion of the 2022 DJ Acquisitions which occurred on December 1, 2022.

Liquidity and Capital Resources
We rely primarily on internally generated cash flow as well as external financing sources, including our ABL Facility and the issuance of debt, equity and preferred equity securities, and proceeds from potential asset divestitures to fund our investments. We believe that our ABL Facility and Permian Transmission Credit Facility, together with internally generated cash flow and access to debt or equity capital markets, will be adequate to finance our operations for the next twelve months without adversely impacting our liquidity.
Off-Balance Sheet Arrangements. We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of December 31, 2022, our material off-balance sheet arrangements and transactions include (i) letters of credit outstanding against our ABL Facility aggregating to $5.9 million, (ii) letters of credit outstanding against our Permian Transmission Credit Facility aggregating to $10.5 million and (iii) a $3.9 million appeal bond discussed further in Item 3. Legal Proceedings. There are no other transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of our capital resources.
ABL Facility. Summit Holdings has a $400.0 million revolving ABL Facility pursuant to that certain Loan and Security Agreement, dated as of November 2, 2021 (the “ABL Agreement”), with a maturity date of May 1, 2026. The maturity date of the ABL Facility will spring forward to December 13, 2024 if the outstanding amount of the 2025 Senior Notes on such date equals or exceeds $50.0 million or to January 14, 2025 if any amount of the 2025 Senior Notes is outstanding on such date and Liquidity (as defined in the ABL Agreement) is less than the sum of the outstanding principal amount of the 2025 Senior Notes and the Threshold Amount (as defined in the ABL Agreement). As of December 31, 2022, the outstanding balance of the ABL Facility was $330.0 million and the unused commitments were $64.1 million, after giving effect to the issuance thereunder of $5.9 million of outstanding but undrawn irrevocable standby letters of credit. The ABL Facility is secured by a first lien on all of our assets and borrowings are subject to a borrowing base comprised of a percentage of eligible accounts receivable of Summit Holdings and its subsidiaries that guarantee the ABL Facility (collectively, the “ABL Facility Guarantors”) and a percentage of eligible above-ground fixed assets including eligible compression units, processing plants, compression stations and related equipment of Summit Holdings and the ABL Facility Guarantors. As of the date of the most recent borrowing base determination, eligible assets totaled $561.0 million, an amount greater than the $400.0 million capacity of the ABL Facility.
On October 14, 2022, we amended the ABL Facility to, among other things, transition the LIBOR based interest rates under the ABL Facility to term secured overnight financing rates (“SOFR”). As of December 31, 2022, the applicable margin under the adjusted term SOFR borrowings was 3.25%, the interest rate was 7.45% and the unused portion of the ABL Facility totaled $64.1 million after giving effect to the issuance of $5.9 million in outstanding but undrawn irrevocable standby letters of credit.
There were no defaults or events of default under the ABL Facility during 2022, and as of December 31, 2022, we were in compliance with the financial covenants in the ABL Facility. The ABL Facility requires that Summit Holdings not permit (i) the First Lien Net Leverage Ratio (as defined in the ABL Agreement) as of the last day of any fiscal quarter to be greater than 2.50:1.00, or (ii) the Interest Coverage Ratio (as defined in the ABL Agreement) as of the last day of any fiscal quarter to be less than 2.00:1.00.
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
As of December 31, 2022, the applicable margin under adjusted LIBOR borrowings was 2.375%, the interest rate was 6.05% and the unused portion of the Permian Transmission Credit Facilities totaled $4.5 million, subject to a commitment fee of 0.7% after giving effect to the issuance of $10.5 million in outstanding but undrawn irrevocable standby letters of credit. As of December 31, 2022, the Partnership was in compliance with the financial covenants of the Permian Transmission Credit Facilities.
In January 2022, the Permian Term Loan Facility was converted into a Term Loan (the “Permian Transmission Term Loan”). The Permian Transmission Term Loan is due January 2028. As of December 31, 2022, the applicable margin under adjusted LIBOR borrowings was 2.375% and the interest rate was 6.05%. Summit Permian Transmission, LLC entered into interest rate hedges with notional amounts representing approximately 90% of the Permian Term Loan facility at a fixed LIBOR rate of

1.49%. As of ended December 31, 2022, the Partnership was in compliance with the financial covenants governing the Permian Transmission Term Loan.
As of December 31, 2022, the balance of the Permian Transmission Term Loan was $155.4 million, and we were in compliance with the financial covenants of the Permian Transmission Term Loan and Permian Transmission Credit Facility.
2025 Senior Notes. In February 2017, the Co-Issuers co-issued $500.0 million of 5.75% senior unsecured notes maturing April 15, 2025 (the “2025 Senior Notes”). As of December 31, 2022, the outstanding balance of the 2025 Senior Notes was $259.5 million. The 2025 Senior Notes are senior, unsecured obligations and rank equally in right of payment with all of our existing and future senior obligations. The 2025 Senior Notes are effectively subordinated in right of payment to all of our secured indebtedness, to the extent of the collateral securing such indebtedness. The Co-Issuers may redeem all or part of the 2025 Senior Notes at a redemption price of 101.438% (with the redemption price declining ratably each April 15 to 100.000% on April 15, 2023), plus accrued and unpaid interest, if any, to, but not including, the redemption date.
2026 Secured Notes. In November 2021, we issued $700.0 million of the 2026 Secured Notes, at a price of 98.5% of face value. Additionally, in November 2022, in connection with the 2022 DJ Acquisitions, we issued an additional $85.0 million of 2026 Secured Notes at a price of 99.26% of their face value. The Co-Issuers pay interest on the 2026 Secured Notes semi-annually on April 15 and October 15 of each year, and the 2026 Secured Notes are jointly and severally guaranteed, on a senior second-priority secured basis (subject to permitted liens), by us and each of our restricted subsidiaries that is an obligor under the ABL Facility, or under the 2025 Senior Notes on the issue date of the 2026 Secured Notes. As of December 31, 2022, the outstanding balance of the 2026 Secured Notes was $785.0 million.
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
To the extent the Partnership makes an offer to purchase, and the offer is not fully accepted by the holders of the 2026 Secured Notes, the Partnership may use any remaining amount not accepted for any purpose not prohibited by the 2026 Secured Notes Indenture, or the ABL Facility. Based on the amount of our Excess Cash Flow for the fiscal year ended 2022, we will not be able to make offers to purchase in the designated amount for the fiscal year ended 2022; as a result, the interest rate on the 2026 Secured Notes will increase 50 basis points to 9.00% effective April 1, 2023, resulting in increased annual interest expense of approximately $3.9 million.
Double E distribution waterfall. With the commencement of the first flow of gas on the Double E pipeline in November 2021, distributions from Double E began monthly starting in the first quarter of 2022. Distributions made to Summit Permian Transmission, LLC are used to satisfy interest and principal payments required under the Permian Transmission Term Loan. Any excess cash after these principal and interest payments will then be distributed to Summit Permian Transmission Holdco, LLC to pay the cash distribution due on the Subsidiary Series A Preferred Units and to redeem portions of the Subsidiary Series A Preferred Units. During the year ended December 31, 2022, Double E made distributions to its investors totaling $17.8 million of which the Partnership received $12.5 million of which all amounts were utilized for payment of interest and principal on the Permian Transmission Term Loan and distributions to the holders of the Subsidiary Series A Preferred Units. Currently, we expect Summit Permian Transmission Holdco, LLC will use all of its expected cash receipts in 2023 to pay the cash distribution due on and to redeem portions of the Subsidiary Series A Preferred Units.
Preferred Exchange Offer. In January 2022, we completed the 2022 Preferred Exchange Offer, whereby we issued 2,853,875 SMLP common units, net of units withheld for withholding taxes, in exchange for 77,939 Series A Preferred Units. Upon the settlement of the 2022 Preferred Exchange Offer, we eliminated $92.6 million of the Series A Preferred Unit liquidation preference amount, inclusive of accrued distributions due as of the settlement date. As of December 31, 2022, total liquidation preference on our Series A Preferred Units was $85.3 million, inclusive of accrued distributions.
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
Cash Flows

	Year ended December 31,
	2022	2021
	(In thousands)
Net cash provided by operating activities	$98,744	$165,099
Net cash used in investing activities	(226,558)	(165,729)
Net cash provided by financing activities	121,773	4,658
Net change in cash, cash equivalents and restricted cash	$(6,041)	$4,028
The components of the net change in cash, cash equivalents and restricted cash were as follows:
Operating activities. Details of cash flows from operating activities follow.
Cash flows from operating activities for the year ended December 31, 2022, primarily reflected:
•net loss of $123.5 million plus adjustments of $235.7 million for non-cash items; and
•$13.5 million increase in working capital accounts.
Cash flows from operating activities for the year ended December 31, 2021, primarily reflected:
•net loss of $19.9 million plus adjustments of $179.2 million for non-cash items; and
•$5.9 million increase in working capital accounts.
Investing activities. Details of cash flows from investing activities follow.
Cash flows used in investing activities during the year ended December 31, 2022 primarily reflected:
•$166.6 million of cash consideration paid for the acquisition of Outrigger DJ, net of cash acquired in the transaction;
•$139.9 million of cash consideration paid for the acquisition of Sterling DJ, net of cash acquired in the transaction;
•$30.5 million of capital expenditures primarily attributable to the ongoing development of our Rockies and Northeast segments.
•$8.4 million of capital contributions and costs for our equity method investment in Double E; offset by
•$75.0 million of cash proceeds from the disposition of the Lane G&P System, net of cash sold in the transaction;
•    $38.9 million of cash proceeds from the disposition of Bison Midstream, net of cash sold in the transaction; and
•$4.9 million of cash proceeds from the sale of unused assets and latent inventory.
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
Cash flows provided by financing activities during the year ended December 31, 2022 primarily reflected:
•$84.4 million from the additional issuance of the 2026 Secured Notes; offset by
•$293.0 million of cash received from borrowing under the ABL Facility; and

•$230.0 million in repayments on the ABL Facility.
Cash flows used in financing activities during the year ended December 31, 2021 primarily reflected:
•Refinancing portions of our long-term debt that included proceeds of $300.0 million from the ABL Facility and $689.5 million from the issuance of the 2026 Secured Notes, offset by the repayment of $33.0 million of the ABL Facility and the repayment in full of the $857.0 million Revolving Credit Facility and $234.0 million of the 2022 Senior Notes;
•$160.0 million of borrowings from the Permian Transmission Credit Facility to fund our capital contributions to our equity method investment in Double E.
Contractual Obligations Update
The Partnership’s cash flows generated from operations are the primary source for funding various contractual obligations. The table below summarizes the Partnership’s major commitments as of December 31, 2022 through 2027 (in thousands):

	Total	2023	2024	2025	2026	2027
2025 Senior Notes, due April 2025 (2)	$294,896	$14,919	$14,919	$265,058	$—	$—
ABL Facility, due May 1, 2026 (2)	411,950	24,585	24,585	24,585	338,195	—
2026 Secured Notes, due October 15, 2026 (1)	1,058,769	70,650	70,650	70,650	846,819	—
Permian Transmission Term Loan, due January 2028 (3)	114,224	19,672	23,940	24,035	23,410	23,167
Global Settlement for 2015 Blacktail release, inclusive of interest (4)	28,335	6,667	6,667	6,667	6,667	1,667
Lease obligations	17,398	4,564	4,139	3,762	2,653	2,280
Total	$1,925,572	$141,057	$144,900	$394,757	$1,217,744	$27,114
(1)Amounts above exclude the impact of principal reductions resulting from offers to purchase the 2026 Secured Notes with excess cash flow tenders required in the 2026 Secured Notes indenture. For illustration purposes, a 9.000% interest rate on the 2026 Secured Notes was utilized for the periods 2023 through 2026. If we fail to make certain offers to purchase the 2026 Secured Notes, the interest rate on the 2026 Secured Notes will increase. See Note 9 – Debt to the consolidated financial statements and the “The interest rate on the 2026 Secured Notes will be increased if the Partnership fails to make certain offers to purchase 2026 Secured Notes” section of Item 1A. Risk Factors for additional details.
(2)Amounts include an estimate for interest cost based on either the stated interest rate for fixed rate indebtedness or the interest rate in effect as of December 31, 2022 for variable rate indebtedness.
(3)Amounts include mandatory principal repayments of $10.5 million in 2023, $15.5 million in 2024, $16.6 million in 2025, $17.0 million in 2026, and $17.8 million in 2027.
(4)Global Settlement amounts in the table exclude interest owed on the unpaid portion. See Note 10 - Commitments and Contingencies to the consolidated financial statements for additional details.
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
For the year ended December 31, 2022, cash paid for capital expenditures totaled $30.5 million which included $11.0 million of maintenance capital expenditures. For the year ended December 31, 2022, we contributed $8.4 million to Double E.
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
We estimate that our 2023 capital program will range from $45.0 million to $65.0 million, including between $10.0 million and $15.0 million of maintenance capital expenditures. We estimate investment in Double E equity method investee of approximately $5.0 million.
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
On June 30, 2022, we completed the sale of all the equity interests in Summit Permian and Permian Finance to a third party. Additionally, on September 19, 2022, we completed the sale of Bison Midstream to a third party. In connection with these dispositions, the status of Bison Midstream, Summit Permian and Permian Finance as guarantor subsidiaries, was modified prior to the occurrence of each respective disposition.
On December 1, 2022, we completed the acquisition of Outrigger DJ for cash consideration of $165.0 million, subject to post-closing adjustments, and Sterling DJ for cash consideration of $140.0 million, subject to post-closing adjustments. In connection with the acquisitions, Summit DJ - O, LLC (formerly Outrigger DJ Midstream, LLC), Summit DJ - O Operating, LLC (formerly Outrigger DJ Operating, LLC), Summit DJ - S, LLC (formerly Sterling Energy Investments, LLC), Grasslands Energy Marketing, LLC and Centennial Water Pipelines, LLC became newly acquired entities. With the exception of Centennial Water Pipeline, LLC, all acquired entities guarantee our obligations under the 2025 Senior Notes and 2026 Secured Notes.
The summarized financial information below presents the activities and balances of Bison Midstream, Summit Permian and Summit Finance as guarantor subsidiaries for all summarized income statement periods and balance sheet dates presented in which they were owned by the Partnership. Bison Midstream, Summit Permian and Permian Finance were not included in the Partnership’s balance sheet as of December 31, 2022 and their assets and liabilities are not included in the December 31, 2022 summarized balance sheet below.
A list of each of SMLP’s subsidiaries that is a guarantor, issuer or co-issuer of our registered securities subject to the reporting requirements in Release 33-10762 is filed as Exhibit 22.1 to this Annual Report.

Summarized Balance Sheet Information. Summarized balance sheet information as of December 31, 2022 and December 31, 2021 follow.

	December 31, 2022
	SMLP	Obligor Group
	(In thousands)
Assets
Current assets	$2,553	$86,443
Noncurrent assets	8,274	2,130,052

Liabilities
Current liabilities	$16,345	$79,841
Noncurrent liabilities	2,172	1,410,370

	December 31, 2021
	SMLP	Obligor Group
	(In thousands)
Assets
Current assets	$2,495	$70,483
Noncurrent assets	4,776	2,149,300

Liabilities
Current liabilities	$12,463	$58,658
Noncurrent liabilities	1,771	1,274,803
Summarized Statements of Operations Information. For the purposes of the following summarized statements of operations, we allocate a portion of general and administrative expenses recognized at the SMLP parent to the Obligor Group to reflect what those entities' results would have been had they operated on a stand-alone basis. Summarized statements of operations for the years ended December 31, 2022 and 2021 follow.

	December 31, 2022
	SMLP	Obligor Group
	(In thousands)
Total revenues	$—	$369,592
Total costs and expenses	10,505	411,640
Loss before income taxes and income from equity method investees	(10,505)	(136,912)
Income from equity method investees	—	13,358
Net loss	$(10,827)	$(123,554)

	December 31, 2021
	SMLP	Obligor Group
	(In thousands)
Total revenues	$—	$400,619
Total costs and expenses	23,989	317,975
Income (loss) before income taxes and income from equity method investees	(37,618)	13,931
Income from equity method investees	—	9,116
Net income (loss)	$(37,291)	$23,047

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
Long-Lived Assets. Our long-lived assets consist of property, plant and equipment and intangible assets that have been obtained by multiple business combinations and property, plant and equipment that has been constructed in recent years. The initial recording of a majority of these long-lived assets was at fair value, which is estimated by management primarily utilizing market-related information, asset specific information and other projections on the performance of the assets acquired (including an analysis of discounted cash flows which can involve assumptions on weighted average cost of capital and projected cash flows of the assets acquired). Management reviews this information to determine its reasonableness in comparison to the assumptions utilized in determining the purchase price of the assets in addition to other market-based information that was received through the purchase process and other sources. These projections also include projections on potential and contractual obligations assumed in these acquisitions. Due to the imprecise nature of the projections and assumptions utilized in determining fair value, actual results can and often do, differ from our estimates.
As of December 31, 2022, we had net property, plant and equipment with a carrying value of approximately $1.7 billion and net amortizing intangible assets with a carrying value of approximately $198.7 million. When evidence exists that we will not be able to recover a long-lived asset's carrying value through future cash flows, we write down the carrying value of the asset to its estimated fair value. We test assets for impairment when events or circumstances indicate that the carrying value of a long-lived asset may not be recoverable. With respect to property, plant and equipment and our amortizing intangible assets, the carrying value of a long-lived asset is not recoverable if the carrying value exceeds the sum of the undiscounted cash flows expected to result from the asset's use and eventual disposal. In this situation, we would recognize an impairment loss equal to the amount by which the carrying value exceeds the asset's fair value. We determine fair value using a combination of approaches, including a market-based approach and an income-based approach in which we discount the asset's expected future cash flows to reflect the risk associated with achieving the underlying cash flows. Any impairment determinations involve significant assumptions and judgments. Differing assumptions regarding any of these inputs could have a significant effect on the various valuations. As such, the fair value measurements utilized within these estimates are classified as non-recurring Level 3 measurements in the fair value hierarchy because they are not observable from objective sources. Due to the volatility of the inputs used, we cannot predict the likelihood of any future impairment.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our current interest rate risk exposure is largely related to our indebtedness. As of December 31, 2022, we had $1.0 billion principal amount of fixed-rate debt, $330.0 million outstanding under our variable rate ABL Facility and $155.4 million outstanding under our variable rate Permian Transmission Term Loan. As of December 31, 2022, we had $139.8 million of interest rate exposure hedged to offset the impact of changes in interest rates on our Permian Transmission Term Loan. While existing fixed-rate debt mitigates the downside impact of fluctuations in interest rates, future issuances of long-term debt could be impacted by increases in interest rates, which could result in higher overall interest costs. In addition, the borrowings under our ABL Facility, which have a variable interest rate, also expose us to the risk of increasing interest rates. For the year ended December 31, 2022, a hypothetical 1% increase (decrease) in interest rates on our variable rate debt would have increased (decreased) our interest expense by approximately $3.6 million assuming no changes in amounts drawn or other variables under our ABL Facility or Permian Transmission Term Loan.
Commodity Price Risk
We generate a majority of our revenues pursuant to primarily long-term and fee-based gathering agreements, many of which include MVCs and areas of mutual interest. Our direct commodity price exposure relates to (i) the sale of physical natural gas and/or NGLs purchased under percentage-of-proceeds and other processing arrangements with certain of our customers in the Rockies, Permian and Piceance segments, (ii) the sale of natural gas we retain from certain Barnett segment customers and (iii) the sale of condensate we retain from certain gathering services in the Piceance segment. Our gathering agreements with certain Barnett customers permit us to retain a certain quantity of natural gas that we sell to offset the power costs we incur to operate our electric-drive compression assets. We manage our direct exposure to natural gas and power prices through the use of forward power purchase contracts with wholesale power providers that require us to purchase a fixed quantity of power at a fixed heat rate based on prevailing natural gas prices on the Henry Hub Index. We sell retainage natural gas at prices that are based on the Atmos Zone 3 Index. By basing the power prices on a system and basin-relevant market, we are able to closely associate the relationship between the compression electricity expense and natural gas retainage sales. We do not enter into risk management contracts for speculative purposes.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of Summit Midstream, GP, LLC and the unitholders of Summit Midstream Partners, LP
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Summit Midstream Partners, LP and subsidiaries (the "Partnership") as of December 31, 2022 and 2021, the related consolidated statements of operations, partners' capital, and cash flows, for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2023, expressed an unqualified opinion on the Partnership's internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Acquisitions and Divestitures – Purchase Price Accounting — Refer to Note 3 to the financial statements
Critical Audit Matter Description
As described in Note 3 to the consolidated financial statements, on December 1, 2022, the Partnership completed the acquisitions of Outrigger DJ Midstream LLC (“Outrigger DJ”) for cash consideration of $165.0 million, and Sterling Energy Investments LLC, Grasslands Energy Marketing LLC and Centennial Water Pipelines LLC (collectively, “Sterling DJ”) for cash consideration of $140.0 million. The acquisitions of Outrigger DJ and Sterling DJ constituted business combinations and were accounted for using the acquisition method of accounting. The assets acquired and liabilities assumed were recorded at their preliminary estimated fair values at the date of the acquisition. The valuation of certain assets, including property, are based on preliminary appraisals. The fair value of acquired equipment is based on both available market data and cost and income approaches. These methods are considered Level 3 fair value estimates and include significant assumptions of future gathering and processing volumes, commodity prices, and operating and capital cost estimates, discounted using weighted average cost of capital for industry peers.
We identified the valuation of property, plant and equipment and intangible assets related to the Outrigger DJ and Sterling DJ acquisitions as a critical audit matter because of the significant estimates and assumptions made by management. This required a high degree of auditor judgment and an increased extent of effort, including the involvement of our fair value specialists, when performing audit procedures to evaluate the reasonableness of management's selection of a weighted average cost of capital, and the preliminary appraisal and fair value of the acquired property, plant and equipment and intangible assets.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management's selection of a weighted average cost of capital, and the preliminary appraisal and fair value of acquired property, plant and equipment and intangible assets included the following, among others:
•We tested the effectiveness of controls over the purchase price allocation, including management's controls over the assumptions used in the valuation of the property, plant and equipment and intangible assets, including estimating the preliminary appraisal and fair value of the acquired property, plant and equipment and intangible assets, determination of the weighted average cost of capital, and reviewing the work of third-party specialists.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the purchase price allocations of the Outrigger DJ and Sterling DJ acquisitions by:
◦Evaluating the appropriateness of the valuation methodology.
◦Testing the cost to acquire or construct comparable assets and the remaining useful lives used for the cost approach for property, plant and equipment, including comparing such estimates to independent market information to determine reasonableness.
◦Testing the methodology used for the valuation of intangible assets, including rights-of-way.
◦Developing a range of independent estimates of the weighted average cost of capital for industry peers and comparing to the weighted average cost of capital utilized by management.
•Evaluated management's use of experts related to the valuation of certain acquired assets including qualifications and methodology.
Property, Plant and Equipment, Net - Determination of Impairment Indicators– Refer to Notes 2 and 5 to the financial statements
Critical Audit Matter Description
As described in Notes 2 and 5 to the Partnership's consolidated financial statements, the Partnership recorded approximately $1.5 billion of property, plant and equipment, net as of December 31, 2022. The Partnership tests assets for impairment when events or circumstances indicate the carrying value of a long-lived asset may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from its use and eventual disposition. If the Partnership concludes that an asset’s carrying value will not be recovered through future cash flows, the Partnership recognizes an impairment loss on the long-lived asset equal to the amount by which the carrying value exceeds its fair value.
We have identified the determination of impairment indicators for long-lived assets as a critical audit matter due to the significant judgments management makes when determining whether events or changes in circumstances have occurred indicating that the carrying amounts of long-lived assets may not be recoverable. Auditing management’s judgements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the degree of auditor judgment and the extent of specialized knowledge needed.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the identification of impairment indicators for long-lived assets included the following, among others:
•We tested the effectiveness of internal controls over financial reporting related to management’s identification of possible impairment indicators for long-lived assets that may indicate the carrying amount of long-lived assets may not be recoverable.
•We evaluated management’s analysis of impairment indicators by:
◦Assessing whether long-lived assets having indicators of impairment were appropriately identified.
◦Considering industry and analysts reports and the impact of macroeconomic factors, such as adverse changes in the regulatory environment, legislation or other factors that may represent impairment indicators not previously contemplated in management's analysis.
◦Evaluating management’s judgments around historical trends, macroeconomic and industry conditions, and whether projections are consistent with the Partnership’s operating strategy.
◦Inquiry of management over whether long-lived assets may be sold or otherwise disposed of significantly before the end of the assets' previously estimated useful life.

◦Inspect management’s plans to sell as well as purchase and sale agreements for assets sold.
◦Inspecting minutes of the board of directors and committees of executive management to understand if there were factors that would represent potential impairment indicators for long-lived assets.

/s/ Deloitte & Touche LLP
Houston, Texas
February 28, 2023
We have served as the Partnership's auditor since 2009.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
	(In thousands, except unit amounts)
ASSETS
Cash and cash equivalents	$11,808	$7,349
Restricted cash	1,723	12,223
Accounts receivable	75,287	62,121
Other current assets	8,724	5,676
Total current assets	97,542	87,369
Property, plant and equipment, net	1,718,754	1,726,082
Intangible assets, net	198,718	172,927
Investment in equity method investees	506,677	523,196
Other noncurrent assets	38,273	12,888
TOTAL ASSETS	$2,559,964	$2,522,462

LIABILITIES AND CAPITAL
Trade accounts payable	$14,052	$10,498
Accrued expenses	20,601	14,462
Deferred revenue	9,054	10,374
Ad valorem taxes payable	10,245	8,570
Accrued compensation and employee benefits	16,319	11,019
Accrued interest	17,355	12,737
Accrued environmental remediation	1,365	3,068
Accrued settlement payable	6,667	4,833
Current portion of long-term debt	10,507	—
Other current liabilities	11,724	3,676
Total current liabilities	117,889	79,237
Long-term debt, net	1,479,855	1,355,072
Noncurrent deferred revenue	37,694	42,570
Noncurrent accrued environmental remediation	2,340	2,538
Other noncurrent liabilities	38,784	32,357
Total liabilities	1,676,562	1,511,774
Commitments and contingencies (Note 10)

Mezzanine Capital
Subsidiary Series A Preferred Units (93,039 and 91,439 units issued and outstanding at December 31, 2022 and December 31, 2021, respectively)	118,584	106,325

Partners Capital
Series A Preferred Units (65,508 and 143,447 units issued and outstanding at December 31, 2022 and December 31, 2021, respectively)	85,327	169,769
Common limited partner capital (10,182,763 and 7,169,834 units issued and outstanding at December 31, 2022 and December 31, 2021, respectively)	679,491	734,594
Total partners capital	764,818	904,363
TOTAL LIABILITIES AND CAPITAL	$2,559,964	$2,522,462
The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2022	2021
	(In thousands, except per-unit amount)
Revenues:
Gathering services and related fees	$248,358	$281,705
Natural gas, NGLs and condensate sales	86,225	82,768
Other revenues	35,011	36,145
Total revenues	369,594	400,618
Costs and expenses:
Cost of natural gas and NGLs	76,826	81,969
Operation and maintenance	84,152	74,178
General and administrative	44,943	58,166
Depreciation and amortization	119,055	119,076
Transaction costs	6,968	1,677
Gain on asset sales, net	(507)	(369)
Long-lived asset impairment	91,644	10,151
Total costs and expenses	423,081	344,848
Other expense, net	(4)	(613)
Gain on interest rate swaps	16,414	—
Loss on sale of business	(1,741)	—
Loss on ECP Warrants	—	(13,634)
Interest expense	(102,459)	(66,156)
Loss on early extinguishment of debt	—	(3,523)
Loss before income taxes and equity method investment income	(141,277)	(28,156)
Income tax (expense) benefit	(325)	327
Income from equity method investees	18,141	7,880
Net loss	$(123,461)	$(19,949)
Less: Net income attributable to Subsidiary Series A Preferred Units	(17,144)	(16,667)
Net loss attributable to Summit Midstream Partners, LP	$(140,605)	$(36,616)
Less: net income attributable to Series A Preferred Units	(8,048)	(15,998)
Add: deemed capital contribution	20,974	8,326
Net loss attributable to common limited partners	$(127,679)	$(44,288)
Net loss per limited partner unit:
Common unit – basic	$(12.71)	$(6.57)
Common unit – diluted	$(12.71)	$(6.57)

Weighted-average limited partner units outstanding:
Common units – basic	10,048	6,741
Common units – diluted	10,048	6,741

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS CAPITAL

	Partners Capital
	Series A Preferred Units	Common Limited Partner Capital	Total
	(In thousands)
Partners capital, December 31, 2020	$174,425	$748,466	$922,891
Net income (loss)	15,998	(52,614)	(36,616)
Unit-based compensation	—	4,744	4,744
Tax withholdings and associated payments on vested SMLP LTIP awards	—	(1,733)	(1,733)
Tax withholdings on Series A Preferred Unit Exchange	—	(465)	(465)
Effect of 2021 Preferred Exchange Offer, inclusive of an $8.3 million deemed contribution to common unit holders	(20,654)	20,654	—
Exercise of ECP Warrants	—	15,542	15,542
Partners capital, December 31, 2021	169,769	734,594	904,363
Net income (loss)	8,145	(148,743)	(140,598)
Unit-based compensation	—	3,778	3,778
Tax withholdings and associated payments on vested SMLP LTIP awards	—	(1,198)	(1,198)
Tax withholdings on 2022 Preferred Exchange Offer	—	(2,652)	(2,652)
LTIP cash to equity conversion	—	1,125	1,125
Effect of 2022 Preferred Exchange Offer, inclusive of a $20.9 million deemed contribution to common unit holders	(92,587)	92,587	—
Partners capital, December 31, 2022	$85,327	$679,491	$764,818
The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2022	2021
	(In thousands)
Cash flows from operating activities:
Net loss	$(123,461)	$(19,949)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	119,993	119,995
Noncash lease expense	885	1,104
Amortization of debt issuance costs	9,326	7,017
Unit-based and noncash compensation	3,778	4,744
Income from equity method investees	(18,141)	(7,880)
Distributions from equity method investees	43,040	26,760
Gain on asset sales, net	(507)	(369)
Loss on sale of business	1,741	—
Loss on extinguishment of debt	—	3,245
Loss on ECP Warrants and other	—	13,635
Unrealized (gain) loss on interest rate swaps	(16,016)	779
Long-lived asset impairment	91,644	10,151
Changes in operating assets and liabilities:
Accounts receivable	284	(178)
Trade accounts payable	2,248	(89)
Accrued expenses	(2,780)	1,422
Deferred revenue, net	(6,082)	(5,295)
Ad valorem taxes payable	14	(516)
Accrued interest	4,618	4,730
Accrued environmental remediation, net	(1,901)	2,676
Other, net	(9,939)	3,117
Net cash provided by operating activities	98,744	165,099
Cash flows from investing activities:
Capital expenditures	(30,472)	(25,030)
Cash consideration paid for the acquisition of Outrigger DJ, net of cash acquired	(166,631)	—
Cash consideration paid for the acquisition of Sterling DJ, net of cash acquired	(139,896)	—
Proceeds from sale of Lane G&P System, net of cash sold in transaction	75,020	—
Proceeds from sale of Bison Midstream, net of cash sold in transaction	38,920	—
Proceeds from asset sale	4,945	8,000
Investment in Double E equity method investee	(8,444)	(148,699)
Net cash used in investing activities	(226,558)	(165,729)
Cash flows from financing activities:
Borrowings from 2026 Secured Notes	84,371	689,500
Repayment of 2022 Senior Notes	—	(234,047)
Borrowings from Permian Transmission Credit Facility	—	160,000
Repayments on Permian Transmission Term Loan	(4,647)	—
Borrowings from ABL Facility	293,000	300,000
Repayments of ABL Facility	(230,000)	(33,000)
Repayments of Revolving Credit Facility	—	(857,000)
Debt issuance costs	(14,409)	(20,228)
Distributions on Subsidiary Series A Preferred Units	(3,257)	—
Proceeds from asset sale	—	357
Other, net	(3,285)	(924)
Net cash provided by financing activities	121,773	4,658
Net change in cash, cash equivalents and restricted cash	(6,041)	4,028
Cash, cash equivalents and restricted cash, beginning of period	19,572	15,544
Cash, cash equivalents and restricted cash, end of period	$13,531	$19,572
The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION, BUSINESS OPERATIONS AND PRESENTATION AND CONSOLIDATION
Organization. Summit Midstream Partners, LP (including its subsidiaries, collectively “SMLP” or the “Partnership”) is a Delaware limited partnership that was formed in May 2012 and began operations in October 2012. SMLP is a value-oriented limited partnership focused on developing, owning and operating midstream energy infrastructure assets that are strategically located in unconventional resource basins, primarily shale formations, in the continental United States. The Partnership’s business activities are primarily conducted through various operating subsidiaries, each of which is owned or controlled by its wholly owned subsidiary holding company, Summit Holdings, a Delaware limited liability company. As of December 31, 2022, the Partnership indirectly owns its General Partner, and the General Partner is a wholly owned, indirect subsidiary of the Partnership. The General Partner has no assets or liabilities and holds the non-economic general partner interest in the Partnership.
Business Operations. The Partnership provides natural gas gathering, compression, treating and processing services as well as crude oil and produced water gathering services pursuant to primarily long-term, fee-based agreements with its customers. In addition to these services, the Partnership also provides freshwater delivery services pursuant to short-term agreements with customers. The Partnership’s results are primarily driven by the volumes of natural gas that it gathers, compresses, treats and/or processes as well as by the volumes of crude oil and produced water that it gathers. Other than the Partnership’s investments in Double E and Ohio Gathering, all of its business activities are conducted through wholly owned operating subsidiaries.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ISSUED ACCOUNTING STANDARDS APPLICABLE TO THE PARTNERSHIP
Cash, Cash Equivalents and Restricted Cash. The Partnership considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash that is held by a major bank and has restrictions on its availability to the Partnership is classified as restricted cash. The restricted cash balance of $1.7 million and $12.2 million at December 31, 2022 and 2021, respectively, is related to proceeds which are available to finance Permian Transmission’s debt service or other general corporate purposes of Permian Transmission. See Note 9 - Debt for additional information.
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
Property, Plant and Equipment. The Partnership records property, plant and equipment at historical cost of construction or fair value of the assets at acquisition. The Partnership capitalizes expenditures that extend the useful life of an asset or enhance its productivity or efficiency from its original design over the expected remaining period of use. For maintenance and repairs that do not add capacity or extend the useful life of an asset, the Partnership recognizes expenditures as an expense as incurred. The Partnership capitalizes project costs incurred during construction, including interest on funds borrowed to finance the construction of facilities and pipelines, as construction in progress. Accrued capital expenditures are reflected in trade accounts payable.

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
Asset Retirement Obligations. The Partnership records a liability for asset retirement obligations only if and when a future asset retirement obligation with a determinable life is identified. For identified asset retirement obligations, the Partnership evaluates whether the expected retirement date and related costs of retirement can be estimated. The Partnership has concluded that its gathering and processing assets have an indeterminate life because they are owned and will operate for an indeterminate period when properly maintained. Because the Partnership does not have sufficient information to reasonably estimate the amount or timing of such obligations and does not have any current plan to discontinue use of any significant assets, the Partnership did not provide for any asset retirement obligations as of December 31, 2022 or 2021.
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
The Partnership recognizes an other-than-temporary impairment for losses in the value of equity method investees when evidence indicates that the carrying amount is no longer supportable. Evidence of a loss in value might include, but is not limited to, absence of an ability to recover the carrying amount of the investment or an inability of the equity method investee to sustain an earnings capacity that would justify the carrying amount of the investment. A current fair value of an investment that is less than its carrying amount may indicate a loss in value of the investment. The Partnership evaluates its equity method investments for impairment whenever a triggering event exists that would indicate a need to assess the investment for potential impairment.
Impairment of Long-Lived Assets. The Partnership tests assets for impairment when events or circumstances indicate the carrying value of a long-lived asset may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from its use and eventual disposition. If the Partnership concludes that an asset’s carrying value will not be recovered through future cash flows, the Partnership recognizes an impairment loss on the long-lived asset equal to the amount by which the carrying value exceeds its fair value. The Partnership determines fair value using a combination of market-based and income-based approaches.
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
Mezzanine Capital. A noncontrolling interest is reported as a component of equity unless the noncontrolling interest is considered redeemable, in which case the noncontrolling interest is recorded between liabilities and equity (mezzanine or temporary equity) in the Partnership’s consolidated balance sheet.
Revenue. The Partnership provides gathering and/or processing services principally under contracts that contain one or more of the following arrangements described below:
•Fee-based arrangements. Under fee-based arrangements, the Partnership receives a fee or fees for one or more of the following services (i) natural gas gathering, treating, transporting, compressing and/or processing and (ii) crude oil and/or produced water gathering and (iii) fresh water delivery services.
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

Other revenues
•Reimbursements to the Partnership for costs incurred by the Partnership on customer’s behalf (Recorded on a gross basis with corresponding costs included in operations and maintenance expense);
•Revenue for freshwater deliveries; and
•Revenue for management fees related to Double E.

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
The majority of the Partnership’s revenue is derived from long-term, fee-based contracts with its customers, which include original terms of up to 25 years. The Partnership recognizes revenue earned from fee-based gathering, compression, treating and processing services in gathering services and related fees. The Partnership also earns revenue in the Rockies, Permian and Piceance reporting segments from the sale of physical natural gas purchased from its customers under certain percent-of-proceeds arrangements. Under ASC Topic 606, these gathering contracts are presented net within cost of natural gas and NGLs. The Partnership sells natural gas that it retains from certain customers in the Barnett reporting segment to offset the power expenses, included in operations and maintenance expense, of the electric-driven compression on the gathering system. The Partnership also sells condensate and NGLs retained from certain of its gathering services in the Piceance and Rockies reporting segments. Revenues from the sale of natural gas and condensate are recognized in Natural gas, NGLs and condensate sales; the associated expense is included in Operation and maintenance expense. Certain customers reimburse the Partnership for costs incurred on their behalf. The Partnership records costs incurred and reimbursed by its customers on a gross basis, with the revenue component recognized in Other revenues and the associated expense included in operations and maintenance expense.
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
ASU No. 2020-06 Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40) (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in GAAP. The ASU’s amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Partnership does not expect the provisions of ASU 2020-06 will have a material impact on its consolidated financial statements and disclosures.
ASU No. 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”) and ASU No. 2022-06, Reference Rate Reform (Topic 848) - Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”). ASU 2020-04 and ASU 2022-06 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform on financial reporting. The amendments in ASU 2020-04 and ASU 2022-06 are effective as of March 12, 2020 through December 31, 2024. The Partnership does not expect the provisions of ASU 2020-04 and ASU 2022-06 will have a material impact on its consolidated financial statements and disclosures.
3. ACQUISTIONS AND DIVESTITURES
Acquisition of Outrigger DJ. On December 1, 2022, the Partnership completed the acquisition of 100% of the equity interests of Outrigger DJ Midstream LLC (“Outrigger DJ”) from Outrigger Energy II LLC for cash consideration of $165.0 million, subject to customary working capital adjustments. The acquisition of Outrigger DJ constituted a business combination and was accounted for using the acquisition method of accounting. For tax purposes, the acquisition was accounted for as an acquisition of assets. The acquisition significantly increased the Partnership’s gas processing capacity and footprint in the DJ Basin and diversified its customer base.
The estimated fair values of certain assets and liabilities, including property, plant and equipment and other intangible assets required significant judgements and estimates. As a result, the provisional measurements below are preliminary and subject to change during the measurement period and such changes could be material. The Partnership continues to assess the fair values of the assets acquired and liabilities assumed.
The following table sets forth the preliminary fair value of the assets acquired and liabilities assumed as of the acquisition date. Certain data and assessments necessary to complete the purchase price allocation are still under evaluation, including, but not limited to, the final actualization of accrued liabilities and receivable balances and the valuation of property, plant and equipment and intangible assets. The Partnership will finalize the purchase price allocation during the twelve-month period following the acquisition date, during which time the value of the assets and liabilities may be revised as appropriate.

(in thousands)
Total consideration paid for Outrigger DJ	$167,631
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	1,000
Accounts receivable	7,529
Other current assets	190
Property, plant and equipment, net	144,514
Intangible assets	21,447
Trade accounts payable, accrued expenses and other	(7,049)
Net assets acquired and liabilities assumed	$167,631
The assets acquired and liabilities assumed were recorded at their preliminary estimated fair values at the date of the acquisition. Acquired working capital amounts are expected to approximate fair value due to their short-term nature. The valuation of certain assets, including property, are based on preliminary appraisals. The fair value of acquired equipment is based on both available market data and cost and income approaches. These methods are considered Level 3 fair value estimates and include significant assumptions of future gathering and processing volumes, commodity prices, and operating and capital cost estimates, discounted using weighted average cost of capital for industry peers.
Intangible assets acquired consist of rights-of-way with a weighted average amortization period of 30 years.
From the date of the Outrigger DJ Acquisition through December 31, 2022, revenues and operating income associated with the operations acquired through the Outrigger DJ Acquisition totaled $8.4 million and $1.8 million, respectively.
Acquisition of Sterling DJ. On December 1, 2022, the Partnership completed the acquisition of 100% of the equity interests in each of Sterling Energy Investments LLC, Grasslands Energy Marketing LLC and Centennial Water Pipelines LLC (collectively, “Sterling DJ”) from Sterling Investment Holdings LLC for cash consideration of $140.0 million, subject to customary working capital adjustments. The acquisition of Sterling DJ constituted a business combination and was accounted for using the acquisition method of accounting. For tax purposes, the acquisition was accounted for as an acquisition of assets. The acquisition significantly increased the Partnership’s gas processing capacity and footprint in the DJ Basin and diversified its customer base.
The estimated fair values of certain assets and liabilities, including property, plant and equipment, other intangible assets and contingencies required significant judgements and estimates. As a result, the provisional measurements below are preliminary and subject to change during the measurement period and such changes could be material. The Partnership continues to assess the acquired liabilities of Sterling DJ and ongoing assessments primarily relate to outstanding litigation and other legal compliance matters that existed prior to December 1, 2022.
The following table sets forth the preliminary fair value of the assets acquired and liabilities assumed as of the acquisition date. Certain data and assessments necessary to complete the purchase price allocation are still under evaluation, including, but not limited to, the final actualization of accrued liabilities and receivable balances and the valuation of property, plant and equipment and intangible assets. The Partnership will finalize the purchase price allocation during the twelve-month period following the acquisition date, during which time the value of the assets and liabilities may be revised as appropriate.

(in thousands)
Total consideration paid for Sterling DJ	$140,396
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	500
Accounts receivable	16,224
Other current assets	4,557
Property, plant and equipment, net	108,720
Intangible assets	38,678
Other noncurrent assets	9,865
Trade accounts payable, accrued expenses and other	(38,148)
Net assets acquired	$140,396

The assets acquired and liabilities assumed were recorded at their preliminary estimated fair values at the date of the acquisition. Acquired working capital amounts are expected to approximate fair value due to their short-term nature. The valuation of certain assets, including property, are based on preliminary appraisals. The fair value of acquired equipment is based on both available market data and cost and income approaches. These methods are considered Level 3 fair value estimates and include significant assumptions of future gathering and processing volumes, commodity prices, and operating and capital cost estimates, discounted using weighted average cost of capital for industry peers.
Intangible assets acquired consist of rights-of-way of $30.2 million with a weighted average amortization period of 30 years and indefinite-lived intangible assets of $8.4 million.
From the date of the Sterling DJ Acquisition through December 31, 2022, revenues and operating income associated with the operations acquired through the Sterling DJ Acquisition totaled $7.9 million and $0.1 million, respectively.
Divestiture of Bison Midstream. On September 19, 2022, the Partnership completed the sale of Bison Midstream, LLC (“Bison Midstream”) and its gas gathering system in Burke and Mountrail Counties, North Dakota to a subsidiary of Steel Reef Infrastructure Corp. (“Steel Reef”), an integrated owner and operator of associated gas capture, gathering and processing assets in North Dakota and Saskatchewan, for cash consideration of $40.0 million, subject to customary working capital adjustments.
During the year ended December 31, 2022, the Partnership recognized an impairment of $6.9 million related to the disposition of Bison Midstream based on total cash proceeds received of $38.9 million and net assets disposed of totaling $45.8 million. The cash proceeds received were used to reduce amounts outstanding under the ABL.
Divestiture of Lane G&P System. On June 30, 2022, the Partnership completed the sale of Summit Permian, which owns the Lane Gathering and Processing System (“Lane G&P System”), and Permian Finance to Longwood Gathering and Disposal Systems, LP (“Longwood”), a wholly owned subsidiary of Matador ͏Resources Company (“Matador”), for cash consideration of $75.0 million, subject to customary working capital adjustments. In connection with the transaction, the Partnership released, to a subsidiary of Matador, and Matador agreed to assume, take or-pay firm capacity on the Double E Pipeline.
During the year ended December 31, 2022, the Partnership recognized an impairment of $84.5 million related to the disposition of the Lane G&P System based on total cash proceeds received of $75.0 million, including $2.0 million of cash sold in the transaction, adjusted net assets of $158.3 million, and other costs to sell of $1.2 million. The cash proceeds received were used to reduce amounts outstanding under the ABL Facility.
Pro Forma Information (Unaudited). The following table summarizes the unaudited pro forma condensed financial information of SMLP as if the acquisitions of Outrigger DJ and Sterling DJ, along with the dispositions of Bison Midstream and the Lane G&P System, had occurred on January 1, 2021:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Revenues	$543,024	$471,787
Net loss	$(36,945)	$(35,396)
The unaudited pro forma information is for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the transactions been completed at January 1, 2021, nor is it necessarily indicative of future operating results. The financial data was adjusted to give effect to pro forma events that are i) directly attributable to the transactions, ii) factually supportable, and iii) expected to have a continuing impact on the consolidated results of operations.
Significant adjustments to the pro forma information above include adjustments to interest expense and depreciation based on the purchase price allocated to property, plant, and equipment.
4. REVENUE
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

	2023	2024	2025	2026	2027	Thereafter
	(in thousands)
Gathering services and related fees	$78,245	$67,079	$46,803	$30,527	$9,038	$6,042
Revenue by Category. In the following table, revenue is disaggregated by geographic area and major products and services. For more detailed information about reportable segments, see Note 17 -Segment Information.

	Year ended December 31, 2022
	Gathering services and related fees	Natural gas, NGLs and condensate sales	Other revenues	Total
	(in thousands)
Reportable Segments:
Northeast	$54,392	$—	$—	$54,392
Rockies	67,838	59,208	16,557	143,603
Permian	3,668	17,382	4,101	25,151
Piceance	80,630	7,111	5,608	93,349
Barnett	41,830	2,503	7,763	52,096
Total reportable segments	248,358	86,204	34,029	368,591
Corporate and other	—	21	982	1,003
Total	$248,358	$86,225	$35,011	$369,594

	Year ended December 31, 2021
	Gathering services and related fees	Natural gas, NGLs and condensate sales	Other revenues	Total
	(in thousands)
Reportable Segments:
Northeast	$62,567	$—	$—	$62,567
Rockies	74,823	48,279	21,985	145,087
Permian	8,230	28,727	3,891	40,848
Piceance	95,235	5,464	4,786	105,485
Barnett	40,850	298	5,443	46,591
Total reportable segments	281,705	82,768	36,105	400,578
Corporate and other	—	—	40	40
Total	$281,705	$82,768	$36,145	$400,618

5. PROPERTY, PLANT AND EQUIPMENT
Details on the Partnership’s property, plant and equipment follow.

	December 31, 2022	December 31, 2021
	(In thousands)
Gathering and processing systems and related equipment	$2,262,330	$2,225,267
Construction in progress	59,036	49,082
Land and line fill	11,756	10,644
Other	62,222	51,863
Total	2,395,344	2,336,856
Less accumulated depreciation	(676,590)	(610,774)
Property, plant and equipment, net	$1,718,754	$1,726,082
When the carrying amount of a long-lived asset is not recoverable, an impairment is recognized equal to the excess of the asset’s carrying value over its fair value, which is based on inputs that are not observable in the market, and thus represent Level 3 inputs under GAAP’s fair value hierarchy. The Partnership recognized $91.6 million and $10.2 million of impairments during the fiscal years ended December 31, 2022 and 2021, respectively. The Partnership cannot predict the likelihood of future impairments, if any.
Depreciation expense and capitalized interest for the Partnership follow.

	Year ended December 31,
	2022	2021
	(In thousands)
Depreciation expense	$93,457	$90,711
Capitalized interest	838	$1,534

6. INTANGIBLE ASSETS
Details regarding the Partnership’s intangible assets follow.

	December 31, 2022
	Gross carrying amount	Accumulated amortization	Net
	(In thousands)
Favorable gas gathering contracts	$21,063	$(14,809)	$6,254
Contract intangibles	270,412	(228,143)	42,269
Rights-of-way	200,089	(58,330)	141,759
Indefinite-lived intangibles	8,436	—	8,436
Total intangible assets	$500,000	$(301,282)	$198,718

	December 31, 2021
	Gross carrying amount	Accumulated amortization	Net
	(In thousands)
Favorable gas gathering contracts	$24,195	$(17,002)	$7,193
Contract intangibles	278,448	(217,245)	61,203
Rights-of-way	159,916	(55,385)	104,531
Total intangible assets	$462,559	$(289,632)	$172,927
The Partnership recognized amortization expense of its favorable gas gathering contracts in Other revenues as follows:

	Year ended December 31,
	2022	2021
	(In thousands)
Amortization expense – favorable gas gathering contracts	$938	$938

The Partnership recognized amortization expense of its contract and right of way intangibles in costs and expenses as follows:

	Year ended December 31,
	2022	2021
	(In thousands)
Amortization expense – contract intangibles	$18,935	$22,002
Amortization expense – rights-of-way	6,527	6,344
The Partnership’s estimated aggregate annual amortization expected to be recognized for each of the five succeeding fiscal years and thereafter, as of December 31, 2022, follows.

(In thousands)
2023	$27,749
2024	17,563
2025	17,379
2026	14,354
2027	8,365
Thereafter	104,872
$190,282
7. EQUITY METHOD INVESTMENTS
The Partnership has equity method investments in Double E and Ohio Gathering, the balances of which are included in the Investment in equity method investees caption on the consolidated balance sheets. Details of the Partnership’s equity method investments follows.

	December 31, 2022	December 31, 2021
	(In thousands)
Double E	$281,640	$280,952
Ohio Gathering	225,037	242,244
Total	$506,677	$523,196
Double E. The Partnership, through its wholly owned subsidiary Summit Permian Transmission, LLC, has a 70% ownership in Double E Pipeline, LLC (the “Double E”). Double E owns a long-haul natural gas pipeline (the “Double E Pipeline”) that provides transportation service for residue natural gas from multiple receipt points in the Delaware Basin to various delivery points in and around the Waha hub in Texas. The Double E Pipeline commenced operations in November 2021 and during the years ended December 31, 2022 and 2021, the Partnership made cash investments of $8.4 million and $148.7 million, respectively, in Double E, with such amounts including nil and $3.0 million of capitalized interest, respectively. During the year ended December 31, 2022, Double E made distributions to its investors totaling $17.8 million of which the Partnership received $12.5 million, of which all amounts were utilized for payment of interest and principal on the Permian Transmission Term Loan and distributions to the holders of the Subsidiary Series A Preferred Units.
Double E is deemed to be a variable interest entity as defined in GAAP. Summit Permian Transmission was not deemed to be the primary beneficiary of Double E due to the voting rights of Double E’s other owner regarding significant matters. The Partnership accounts for its ownership interest in Double E as an equity method investment because it has significant influence over Double E.

Summarized balance sheet information for Double E follows (amounts represent 100% of investee financial information).

	December 31, 2022	December 31, 2021
	(In thousands)
Current assets	$5,121	$12,353
Noncurrent assets	403,594	410,731
Total assets	$408,715	$423,084

Current liabilities	$8,635	$22,836
Noncurrent liabilities	9,137	10,281
Total liabilities	$17,772	$33,117
Summarized statements of operations information for Double E follows (amounts represent 100% of investee financial information).

	Year Ended December 31, 2022	Year Ended December 31, 2021
	(In thousands)
Total revenues	$32,418	$3,579
Total operating expenses	25,685	5,281
Net income (loss)	$6,733	$(1,702)
At December 31, 2022 and 2021, the Partnership’s carrying amount of its interest in Double E approximated its underlying investment.
Ohio Gathering. The Partnership has investments in OGC and OCC that are collectively referred to as Ohio Gathering. Ohio Gathering owns, operates and is currently developing midstream infrastructure consisting of a liquids-rich natural gas gathering system, a dry natural gas gathering system and a condensate stabilization facility in the Utica Shale in southeastern Ohio. Ohio Gathering provides gathering services pursuant to primarily long-term, fee-based gathering agreements, which include acreage dedications. The Partnership made its initial investment in Ohio Gathering in 2014 and owned approximately 37.2% of OGC and approximately 38.2% of OCC at December 31, 2022 and approximately 37.8% of OGC and approximately 38.2% of OCC at December 31, 2021.
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

	2022	2021
	(In thousands)
Investment in Ohio Gathering, December 31	$225,037	$242,244
December cash distributions	2,673	2,222
Impairment loss	—	1,971
Basis difference	199,263	207,927
Other	—	137
Investment in Ohio Gathering (Books and records), November 30,	$426,973	$454,501

Summarized balance sheet information for OGC and OCC follows (amounts represent 100% of investee financial information).

	November 30, 2022		November 30, 2021
	OGC	OCC	OGC	OCC
	(In thousands)
Current assets	$36,062	$5,195	$36,967	$5,300
Noncurrent assets	1,157,530	274	1,189,921	961
Total assets	$1,193,592	$5,469	$1,226,888	$6,261

Current liabilities	$6,942	$3,588	$7,984	$3,104
Noncurrent liabilities	13,380	3,096	9,854	4,927
Total liabilities	$20,322	$6,684	$17,838	$8,031
Summarized statements of operations information for OGC and OCC follows (amounts represent 100% of investee financial information).

	Twelve months ended November 30, 2022		Twelve months ended November 30, 2021
	OGC	OCC	OGC	OCC
	(In thousands)
Total revenues	$113,317	$13,340	$102,140	$12,614
Total operating expenses	106,369	12,786	95,399	11,419
Net income (loss)	6,948	554	6,742	1,169
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

The balances in deferred revenue as of December 31, 2022 and 2021 are primarily related to contributions in aid of construction which will be recognized as revenue over the life of the contract. An update of current deferred revenue is as follows.

(In thousands)
Current deferred revenue, January 1, 2022	$10,374
Additions	4,578
Less: revenue recognized	(5,898)
Current deferred revenue, December 31, 2022	$9,054
An update of noncurrent deferred revenue follows.

(In thousands)
Noncurrent deferred revenue, January 1, 2022	$42,570
Additions	269
Less: reclassification to current deferred revenue and other	(5,145)
Noncurrent deferred revenue, December 31, 2022	$37,694

9. DEBT
Debt for the Partnership at December 31, 2022 and 2021 follows.

	December 31, 2022	December 31, 2021
	(In thousands)
ABL Facility: Summit Holdings' asset based credit facility due May 1, 2026	$330,000	$267,000
Permian Transmission Credit Facility: Permian Transmission's variable rate senior secured credit facility due March 8, 2028	—	160,000
Permian Transmission Term Loan: Permian Transmission's variable rate senior secured term loan due January 2028	155,353	—
2025 Senior Notes: Summit Holdings' 5.75% senior unsecured notes due April 15, 2025	259,463	259,463
2026 Secured Notes: Summit Holdings' and Finance Corp's 8.50% senior second lien notes due October 15, 2026	785,000	700,000
Less: unamortized debt discount and debt issuance costs	(39,454)	(31,391)
Total debt	1,490,362	1,355,072
Less: current portion of Permian Transmission Credit Facility	(10,507)	—
Total long-term debt	$1,479,855	$1,355,072

The aggregate amount of Partnership’s debt maturing during each of the years after December 31, 2022 are as follows (in thousands):

2023	$10,507
2024	15,524
2025	276,043
2026	1,131,967
2027	17,769
Thereafter	78,006
Total long-term debt	$1,529,816
ABL Facility. On November 2, 2021, the Partnership, the Partnership’s subsidiary, Summit Holdings, and the subsidiaries of
Summit Holdings party thereto entered into a first-lien, senior secured credit facility, consisting of a $400.0 million asset-based revolving credit facility (the “ABL Facility”), subject to a borrowing base comprised of a percentage of eligible accounts receivable of Summit Holdings and its subsidiaries that guarantee the ABL Facility (collectively, the “ABL Facility Subsidiary Guarantors”) and a percentage of eligible above-ground fixed assets including eligible compression units, processing plants, compression stations and related equipment of Summit Holdings and the ABL Facility Subsidiary Guarantors. As of

December 31, 2022, the most recent borrowing base determination of eligible assets totaled $561.0 million, an amount greater than the $400.0 million of aggregate commitments.
On October 14, 2022, we amended the ABL Facility to, among other things, transition the LIBOR based interest rates under the ABL Facility to term secured overnight financing rates (“SOFR”). As of December 31, 2022, the applicable margin under the adjusted term SOFR borrowings was 3.25%, the interest rate was 7.45% and the unused portion of the ABL Facility totaled $64.1 million after giving effect to the issuance of $5.9 million in outstanding but undrawn irrevocable standby letters of credit.
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
The ABL Facility will mature on May 1, 2026; provided that, (a) if the outstanding amount of the 2025 Senior Notes (or any permitted refinancing indebtedness in respect thereof that has a final maturity, scheduled amortization or any other scheduled repayment, mandatory prepayment, mandatory redemption or sinking fund obligation prior to the date that is 120 days after the Termination Date (as defined in the ABL Agreement)) on such date equals or exceeds $50.0 million, then the ABL Facility will mature on December 13, 2024 and (b) if both (i) any amount of the 2025 Senior Notes (or any permitted refinancing indebtedness in respect thereof that has a final maturity, scheduled amortization or any other scheduled repayment, mandatory prepayment, mandatory redemption or sinking fund obligation prior to the date that is 120 days after the Termination Date) is outstanding on such date and (ii) Liquidity (as defined in the ABL Agreement) is less than an amount equal to the sum of the then aggregate outstanding principal amount of the 2025 Senior Notes (or any permitted refinancing indebtedness in respect thereof that has a final maturity, scheduled amortization or any other scheduled repayment, mandatory prepayment, mandatory redemption or sinking fund obligation prior to the date that is 120 days after the Termination Date) plus the Threshold Amount (as defined in the ABL Agreement) on such date, then the ABL Facility will mature on January 14, 2025.
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
The ABL Facility requires that Summit Holdings not permit (i) the First Lien Net Leverage Ratio (as defined in the ABL Agreement) as of the last day of any fiscal quarter to be greater than 2.50:1.00, or (ii) the Interest Coverage Ratio (as defined in the ABL Agreement) as of the last day of any fiscal quarter to be less than 2.00:1.00. As of December 31, 2022, the First Lien Net Leverage Ratio was 1.31:1.00 and the Interest Coverage Ratio was 2.52:1.00 and the Partnership was in compliance with the financial covenants of the ABL Facility.
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
As of December 31, 2022, the applicable margin under adjusted LIBOR borrowings was 2.375%, the interest rate was 6.05% and the unused portion of the Permian Transmission Credit Facilities totaled $4.5 million, subject to a commitment fee of 0.7% after giving effect to the issuance of $10.5 million in outstanding but undrawn irrevocable standby letters of credit. Summit Permian Transmission, LLC entered into interest rate hedges with notional amounts representing approximately 90% of the Permian Term Loan facility at a fixed LIBOR rate of 1.49%. As of December 31, 2022, the Partnership was in compliance with the financial covenants of the Permian Transmission Credit Facilities.
Permian Transmission Term Loan. As described above, in January 2022, the Permian Term Loan Facility was converted into a Term Loan (the “Permian Transmission Term Loan”). The Permian Transmission Term Loan is due January 2028. As of December 31, 2022, the applicable margin under adjusted LIBOR borrowings was 2.375% and the interest rate was 6.05%. As of December 31, 2022, the Partnership was in compliance with the financial covenants governing the Permian Transmission Term Loan.
In accordance with the terms of the Permian Transmission Term Loan, Permian Transmission is required to make mandatory principal repayments. Below is a summary of the remaining mandatory principal repayments as of December 31, 2022:

(In thousands)	Total	2023	2024	2025	2026	2027	Thereafter
Amortizing principal repayments	$155,353	$10,507	$15,524	$16,580	$16,967	$17,769	$78,006
2026 Secured Notes. In 2021, the Co-Issuers issued $700.0 million of 8.500% Senior Secured Second Lien Notes due 2026 (the “2026 Secured Notes”) to eligible purchasers pursuant to Rule 144A and Regulation S of the Securities Act, at a price of 98.5% of their face value. Additionally, in November 2022, in connection with the 2022 DJ Acquisitions, the Co-Issuers issued an additional $85.0 million of 2026 Secured Notes at a price of 99.26% of their face value. The 2026 Secured Notes will pay interest semi-annually on April 15 and October 15 of each year, commencing on April 15, 2022, and are jointly and severally guaranteed, on a senior second-priority secured basis (subject to permitted liens), by the Partnership and each restricted subsidiary of the Partnership (other than the Co-Issuers) that is an obligor under the ABL Agreement, or under the Co-Issuers’ 2025 Senior Notes on the issue date of the 2026 Secured Notes.
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
The 2026 Secured Notes Indenture restricts the Partnership’s and its Restricted Subsidiaries’ ability and the ability of certain of their subsidiaries to: (i) incur additional debt or issue preferred stock; (ii) make distributions, repurchase equity or redeem junior lien, unsecured or subordinated debt; (iii) make payments on junior lien, unsecured or subordinated indebtedness; (iv) create liens or other encumbrances; (v) make investments, loans or other guarantees; (vi) engage in transactions with affiliates; and (viii) make acquisitions or merge or consolidate with another entity. These covenants are subject both to a number of important exceptions and qualifications. At any time when the 2026 Secured Notes are rated investment grade by at least two of Moody’s Investors Service, Inc., Standard & Poor’s Ratings Services or Fitch Ratings, Inc., many of these covenants will terminate. As of December 31, 2022, the Partnership was in compliance with the financial covenants of the 2026 Secured Notes.
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
Collateral Agreement.
On November 2, 2021, the Co-Issuers, as pledgors and grantors, entered into, in connection with the 2026 Secured Notes Indenture, a Collateral Agreement (Second Lien), with the Partnership, as a pledgor, each subsidiary guarantor listed therein and Regions Bank, as collateral agent (the “Collateral Agreement”). Pursuant to the Collateral Agreement and the 2026 Secured Notes Indenture, the obligations under the 2026 Secured Notes Indenture are (or, subject to post-closing periods for certain types of collateral, will be) generally secured by a second priority lien on and security interest in (subject to permitted liens) the assets of the Partnership, the Co-Issuers and the subsidiary guarantors securing their obligations under the ABL Facility (as described above under “ABL Facility”).
Excess Cash Flow Offers to Purchase.
Starting in the first quarter of 2023 with respect to the fiscal year ended 2022, and continuing annually through the fiscal year 2025, the Partnership is required under the terms of the 2026 Secured Notes Indenture to, if it has Excess Cash Flow (as defined in the 2026 Secured Notes Indenture), and subject to its ability to make such an offer under the ABL Facility, offer to purchase an amount of the 2026 Secured Notes, at 100% of the principal amount plus accrued and unpaid interest, equal to 100% of the Excess Cash Flow generated in the prior year. Excess Cash Flow is generally defined as consolidated cash flow minus the sum of capital expenditures and cash payments in respect of permitted investments and permitted restricted payments.
Generally, if the Partnership does not offer to purchase designated annual amounts of its 2026 Secured Notes or reduce its first lien capacity under the 2026 Secured Notes Indenture per annum from 2023 through 2025, the interest rate on the 2026 Secured Notes is subject to certain rate escalations. Per the terms of the 2026 Secured Notes Indenture, the designated amounts are to offer to purchase $50.0 million aggregate principal amount of the 2026 Secured Notes by April 1, 2023, otherwise the interest rate shall automatically increase by 50 basis points per annum; $100.0 million aggregate principal amount of the 2026 Secured Notes by April 1, 2024, otherwise the interest rate shall automatically increase by 100 basis points per annum (minus any amount previously increased); and $200.0 million aggregate principal amount of the 2026 Secured Notes by April 1, 2025, otherwise the interest rate shall automatically increase by 200 basis points per annum (minus any amount previously increased). Based on the amount of the Partnership’s Excess Cash Flow for the fiscal year ended 2022, the Partnership does not anticipate making offers to purchase in the designated amount for the fiscal year ended 2022; and as a result, the interest rate on the 2026 Secured Notes will increase 50 basis points to 9.00% effective April 1, 2023, resulting in increased annual interest expense of approximately $3.9 million.
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
The Co-Issuers have the right to redeem all or part of the 2025 Senior Notes at a redemption price of 101.438% (with the redemption price declining ratably each year to 100.00% on April 15, 2023), plus accrued and unpaid interest, if any, to, but not including, the redemption date.
As December 31, 2022, the Partnership was in compliance with the financial covenants of the 2025 Senior Notes. The 2025 Senior Notes will mature on April 15, 2025.
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
As of December 31, 2022, the Partnership has recognized (i) a current liability for remediation effort expenditures expected to be incurred within the next 12 months and (ii) a noncurrent liability for estimated remediation expenditures expected to be incurred subsequent to December 31, 2022. Each of these amounts represent the Partnership’s best estimate for costs expected to be incurred. Neither of these amounts have been discounted to its present value.
A rollforward of the Partnership’s undiscounted accrued environmental remediation follows and is primarily related to the 2015 Blacktail Release and other environmental remediation activities.

(In thousands)
Accrued environmental remediation, December 31, 2020	$2,929
Payments made	(1,972)
Additional accruals	4,649
Accrued environmental remediation, December 31, 2021	$5,606
Payments made	(2,746)
Additional accruals	845
Accrued environmental remediation, December 31, 2022	$3,705
In 2015, the Partnership learned of the rupture of a four-inch produced water gathering pipeline on the Meadowlark Midstream system near Williston, North Dakota (“2015 Blacktail Release”). On August 4, 2021, subsidiaries of the Partnership entered into the following agreements to resolve the U.S. federal and North Dakota state governments’ environmental claims with respect to the 2015 Blacktail Release: (i) a Consent Decree with the U.S. Department of Justice (“DOJ”), the U.S. Environmental Protection Agency (“EPA”), and the State of North Dakota (“Consent Decree”); (ii) a Plea Agreement with the United States (“Plea Agreement”); and (iii) a Consent Agreement with the North Dakota Industrial Commission (“Consent Agreement” together with the Consent Decree and Plea Agreement, the “Global Settlement”). As of December 31, 2022 and 2021, the accrued loss liability for the 2015 Blacktail Release was $28.3 million and $33.2 million, respectively.
Key terms of the Global Settlement included (i) payment of penalties and fines totaling $36.3 million, consisting of $1.25 million in natural resource damages payable to federal and state governments, a $25.0 million payable to the federal government over five years, and a $10.0 million payable to state governments over six years, with interest applied to unpaid amounts accruing at a fixed rate of 3.25%, and of which $6.7 million is expected to be paid within the next twelve months; (ii) continuation of remediation efforts at the site of the 2015 Blacktail Release; (iii) other injunctive relief including but not limited to control room management, environmental management system audit, training, and reporting; (iv) guilty pleas by Defendant subsidiary for (a) one charge of negligent discharge of a harmful quantity of oil and (b) one charge of knowing failure to immediately report a discharge of oil; and (v) organizational probation for a minimum period of three years from sentencing, including payment in full of certain components of the fines and penalty amounts. The agreements comprising the Global Settlement were subject to the approval of the U.S. District Court for the District of North Dakota (the “U.S. District Court”). The U.S. District Court entered an order making the civil components of the Global Settlement effective on September 28, 2021. The U.S. District Court accepted the Plea Agreement on December 6, 2021, and approval of the Global Settlement is now complete.

Subsidiaries of the Partnership are also participating in two proceedings before the EPA as a result of the Plea Agreement becoming effective. Following the U.S. District Court’s entering judgment on Defendant subsidiary’s guilty plea to one count of negligent discharge of produced water in violation of the Clean Water Act, Defendant subsidiary was statutorily debarred by operation of law pursuant to 33 U.S.C. § 1368(a) to participate in federal awards performed at the “violating facility,” which EPA determined to be the Marmon subsystem of the produced water gathering system in North Dakota. The scope and effect of the debarment as defined do not materially affect our operations. Defendant has submitted a petition for reinstatement, which was denied by the EPA’s suspension and debarment office (“SDO”) on July 11, 2022. The SDO determined that the term of probation in the Plea Agreement was the appropriate period of time to demonstrate Defendant subsidiary’s change of corporate attitude, policies, practices, and procedures. The Partnership and certain subsidiaries have also received a show cause notice from the EPA requesting us to “show cause” why SDO should not issue a Notice of Proposed Debarment to the Defendant subsidiary and certain affiliates under 2 C.F.R. § 180.800(d), to which we have responded.
Legal Proceedings. The Partnership is involved in various litigation and administrative proceedings arising in the normal course of business. In the opinion of management, any liabilities that may result from these claims or those arising in the normal course of business would not individually or in the aggregate have a material adverse effect on the Partnership's financial position or results of operations. As a result of the Sterling DJ acquisition, the Partnership assumed an appeal bond outstanding in the amount of $3.9 million related to a litigation matter outstanding prior to December 1, 2022.
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
Accounts receivable primarily comprise amounts due for the gathering, compression, treating and processing services the Partnership provides to its customers and also the sale of natural gas liquids resulting from its processing services. This industry concentration has the potential to impact its overall exposure to credit risk, either positively or negatively, in that the Partnership’s customers may be similarly affected by changes in economic, industry or other conditions. The Partnership monitors the creditworthiness of its counterparties and can require letters of credit or other forms of credit assurance for receivables from counterparties that are judged to have substandard credit, unless the credit risk can otherwise be mitigated. The Partnership’s top five customers or counterparties accounted for 26% of its total accounts receivable at December 31, 2022, compared to 38% as of December 31, 2021.
Fair Value. The carrying amount of cash and cash equivalents, restricted cash, accounts receivable and trade accounts payable reported on the consolidated balance sheet approximates fair value due to their short-term maturities.
A summary of the estimated fair value of the Partnership’s debt financial instruments follows.

	December 31, 2022		December 31, 2021
	Carrying Value (1)	Estimated fair value (Level 2)	Carrying Value (1)	Estimated fair value (Level 2)
	(in thousands)
2025 Senior Notes	259,463	221,733	259,463	234,814
2026 Secured Notes	785,000	750,983	700,000	718,083
(1) Excludes applicable unamortized debt issuance costs and debt discounts.
The carrying value on the balance sheets of the ABL Facility and Permian Transmission Term Loan represent their fair value due to its floating interest rate. The fair value for the 2026 Secured Notes and 2025 Senior Notes is based on an average of nonbinding broker quotes as of December 31, 2022 and 2021. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value of the Senior Notes.
Deferred earn-out. As a result of the acquisition of Sterling DJ, the Partnership assumed a deferred earn-out liability, which is remeasured each reporting period. As of December 31, 2022, the estimated fair value of the deferred earn-out liability was $5.2 million and was estimated using a discounted cash flow technique based on estimated future fresh water deliveries and appropriate discount rates. Given the unobservable nature of the inputs, the fair value measurement of the deferred earn-out is deemed to use Level 3 inputs. The deferred earn-out sits within Centennial Water Pipelines LLC, one of the Partnership’s unrestricted subsidiaries.
Interest Rate Swaps. In connection with the Permian Transmission Credit Facility, the Partnership entered into amortizing interest rate swap agreements for a notional amount of $139.8 million. These interest rate swaps manage exposure to variability in expected cash flows attributable to interest rate risk. Interest rate swaps convert a portion of the Partnership’s variable rate debt to fixed rate debt. The Partnership chooses counterparties for its derivative instruments that it believes are creditworthy at the time the transactions are entered into, and the Partnership actively monitors the creditworthiness where applicable. However, there can be no assurance that a counterparty will be able to meet its obligations to the Partnership. The Partnership presents its derivative positions on a gross basis and does not net the asset and liability positions.
As of December 31, 2022, the Partnership’s interest rate swap agreements had a fair value of $15.2 million and are recorded within other noncurrent assets, other current liabilities and other noncurrent liabilities within the consolidated balance sheets.
12. PARTNERS' CAPITAL AND MEZZANINE CAPITAL
Common Units. An update on the number of common units is as follows for the period from December 31, 2020 to December 31, 2022.

Common Units
December 31, 2020	6,110,092
2021 Preferred Exchange Offer, net of units withheld for taxes	538,715
Common units issued for SMLP LTIP, net	106,580
ECP Warrant Exercise	414,447
December 31, 2021	7,169,834
2022 Preferred Exchange Offer, net of units withheld for taxes	2,853,875
Common units issued for SMLP LTIP, net	159,054
December 31, 2022	10,182,763
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
The initial distribution rate for the Series A Preferred Units is 9.50% per annum of the $1,000 liquidation preference per Series A Preferred Unit. On and after December 15, 2022, distributions on the Series A Preferred Units will accumulate for each distribution period at a percentage of the liquidation preference equal to the three-month LIBOR plus a spread of 7.43%. The floating rate established on December 15, 2022 for the period ending March 31, 2023 was 12.2%.
The Partnership suspended its distributions to be paid to holders of its Series A Preferred Units, commencing with respect to the quarter ending March 31, 2020. As of December 31, 2022, the amount of accrued and unpaid distributions on the Series A Preferred Units was $21.5 million.

A rollforward of the number of outstanding Series A Preferred Units follows for the period from December 31, 2020 to December 31, 2022.

Series A Preferred Units
December 31, 2020	162,109
2021 Preferred Exchange Offer	(18,662)
December 31, 2021	143,447
2022 Preferred Exchange Offer	(77,939)
December 31, 2022	65,508
2021 Preferred Exchange Offers. In April 2021, the Partnership completed an offer to exchange its Series A Preferred Units for newly issued common units (the “2021 Preferred Exchange Offer”), whereby it issued 538,715 SMLP common units, net of units withheld for withholding taxes, in exchange for 18,662 Series A Preferred Units. Upon the settlement of the 2021 Preferred Exchange Offer, the Partnership eliminated $20.7 million of the Series A Preferred Unit liquidation preference amount, inclusive of accrued distributions due as of the settlement date.
2022 Preferred Exchange Offer. In January 2022, the Partnership completed an offer to exchange its Series A Preferred Units for newly issued common units (the “2022 Preferred Exchange Offer”), whereby it issued 2,853,875 SMLP common units, net of units withheld for withholding taxes, in exchange for 77,939 Series A Preferred Units. Upon the settlement of the 2022 Preferred Exchange Offer, the Partnership eliminated $92.6 million of the Series A Preferred Unit liquidation preference amount, inclusive of accrued distributions due as of the settlement date.
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
The Partnership records its Subsidiary Series A Preferred Units at fair value upon issuance, net of issuance costs, and subsequently records an effective interest method accretion amount each reporting period to accrete the carrying value to a most probable redemption value that is based on a predetermined internal rate of return measure. The Partnership also elected to make PIK distributions to holders of the Subsidiary Series A Preferred Units during portions of the year ended December 31, 2022 and for all of the fiscal year ended December 31, 2021, which increase the liquidation preference on each Subsidiary Series A Preferred Unit. Ultimately, Net Income (Loss) Attributable to common limited partners includes adjustments for PIK distributions and redemption accretion. During the years ended December 31, 2022 and 2021, the Partnership issued 1,600 and 6,131 Subsidiary Series A Preferred Units, respectively, through PIK transactions. As of December 31, 2022 and 2021, the Partnership had 93,039 and 91,439 Subsidiary Series A Preferred Units outstanding, respectively.

If the Subsidiary Series A Preferred Units were redeemed on December 31, 2022, the redemption amount would be $119.9 million, when considering the applicable multiple of invested capital metric and make-whole amount provisions contained in the Subsidiary Series A Preferred Unit agreement.
The following table shows the change in the Partnership’s Subsidiary Series A Preferred Unit balance from January 1, 2021 through December 31, 2022, net of $2.2 million and $3.9 million of unamortized issuance costs at December 31, 2022 and December 31, 2021:

(in thousands)
Balance at January 1, 2021	$89,658
PIK distributions	6,131
Redemption accretion	10,536
Balance at December 31, 2021	$106,325
PIK distributions	1,600
Redemption accretion	15,544
Cash distribution (includes $1.6 million distributions payable as of December 31, 2022)	$(4,885)
Balance at December 31, 2022	$118,584
Warrants. On May 28, 2020, the Partnership issued (i) a warrant to purchase up to 537,307 SMLP common units to ECP NewCo (the “ECP NewCo Warrant”) and (ii) a warrant to purchase up to 129,360 SMLP common units to ECP Holdings (the “ECP Holdings Warrant” and together with the ECP NewCo Warrant, the “ECP Warrants”). The exercise price under the ECP Warrants was $15.35 per SMLP common unit. At issuance the ECP Warrants were valued at $2.3 million using a Black-Scholes model and accounted for as a liability instrument.
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

13. EARNINGS PER UNIT
The following table details the components of EPU.

	Year ended December 31,
	2022	2021
	(In thousands, except per-unit amounts)
Numerator for basic and diluted EPU:
Allocation of net income (loss) among limited partner interests:
Net loss	$(123,461)	$(19,949)
Less: Net income attributable to Subsidiary Series A Preferred Units	(17,144)	(16,667)
Net loss attributable Summit Midstream Partners, LP	(140,605)	(36,616)

Less: Net income attributable to Series A Preferred Unit	(8,048)	(15,998)
Add: Deemed capital contribution	20,974	8,326
Net loss attributable to common limited partners	$(127,679)	$(44,288)

Denominator for basic and diluted EPU:
Weighted-average common units outstanding – basic	10,048	6,741
Effect of nonvested phantom units	—	—
Weighted-average common units outstanding – diluted	10,048	6,741

Net Loss per limited partner unit:
Common unit – basic	$(12.71)	$(6.57)
Common unit – diluted	$(12.71)	$(6.57)

Nonvested anti-dilutive phantom units excluded from the calculation of diluted EPU	177	203

14. SUPPLEMENTAL CASH FLOW INFORMATION

	Year ended December 31,
	2022	2021
	(In thousands)
Supplemental cash flow information:
Cash interest paid	$89,472	$57,655
Cash paid for taxes	149	191

Noncash investing and financing activities:
Capital expenditures in trade accounts payable (period-end accruals)	$6,724	$5,692
Accretion of Subsidiary Series A Preferred Units	15,544	10,536
Exercise of ECP Warrants	—	15,542
2022 Preferred Exchange Offer	92,587	—
2021 Preferred Exchange Offer	—	20,654

15. UNIT-BASED AND NONCASH COMPENSATION
SMLP Long-Term Incentive Plan. The Partnership’s Long-Term Incentive Plan (“SMLP LTIP”) provides for equity awards to eligible officers, employees, consultants and directors of the Partnership, thereby linking the recipients' compensation directly to SMLP’s performance. The SMLP LTIP provides for the granting, from time to time, of unit-based awards, including common units, restricted units, phantom units, unit options, unit appreciation rights, distribution equivalent rights, profits interest units and other unit-based awards. Grants are made at the discretion of the Board of Directors or Compensation Committee. Initially, a total of 1.0 million common units was reserved for issuance pursuant to and in accordance with the SMLP LTIP. On June 24, 2022 unitholders of the Partnership approved the Summit Midstream Partners, LP 2022 Long-Term

Incentive Plan, which increased the number of common units available for issuance to the Partnership’s employees, consultants and directors. As of December 31, 2022, approximately 0.9 million common units remained available for future issuance under the SMLP LTIP, which includes the impact of 0.6 million granted but unvested phantom units.
Significant items for the year ended December 31, 2022:
•For the year ended December 31, 2022, the Partnership granted 170,986 phantom units and associated distribution equivalent rights to employees. These awards granted during the year ended December 31, 2022 had fair values of between $13.58 and $20.50 per common unit and vest ratably over periods ranging from a two-year period and three-year period.
•For the year ended December 31, 2022, certain employees of the Partnerships exchanged previously granted cash retention awards for 299,981 phantom units. The fair value of the cash retention awards exchanged was equal to the fair value of the phantom units received and the phantom awards vest over same terms of the cash retention awards.
•For the year ended December 31, 2022, the Partnership issued 38,664 common units to the Partnership’s six independent directors in connection with their annual compensation plan. These awards had a grant date fair value of $14.21 per common unit and vested immediately.
The following table presents phantom unit activity for the periods presented:

	Units	Weighted-average grant date fair value
Nonvested phantom units, December 31, 2020	291,691	$26.57
Phantom units granted	199,241	22.33
Phantom units vested	(143,768)	30.66
Phantom units forfeited	(13,385)	38.85
Nonvested phantom units, December 31, 2021	333,779	21.78
Phantom units granted	509,631	17.70
Phantom units vested	(229,551)	23.61
Phantom units forfeited	(8,717)	22.53
Nonvested phantom units, December 31, 2022	605,142	$17.62
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
The intrinsic value of phantom units that vested during the years ended December 31, follows.

	Year ended December 31,
	2022	2021
	(In thousands)
Intrinsic value of vested LTIP awards	$5,420	$4,407
As of December 31, 2022, the unrecognized unit-based compensation related to the SMLP LTIP was $6.3 million. Incremental unit-based compensation will be recorded over the remaining weighted-average vesting period of approximately 1.62 years.

Unit-based compensation recognized in general and administrative expense related to awards under the SMLP LTIP follows.

	Year ended December 31,
	2022	2021
	(In thousands)
SMLP LTIP unit-based compensation	$3,778	$4,744

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
Some of the Partnership’s leases are subject to annual escalations relating to the Consumer Price Index (“CPI”). While lease liabilities are not remeasured as a result of changes to the CPI, changes to the CPI are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred.
Significant assumptions or judgments include the determination of whether a contract contains a lease and the discount rate used in the lease liabilities.
The rate implicit in the lease contracts are not readily determinable. In determining the discount rate used for lease liabilities, the Partnership analyzed certain factors in its incremental borrowing rate, including collateral assumptions and the term used. The Partnership’s incremental borrowing rate was 6.43% at December 31, 2022, which reflects the rate at which the Partnership could borrow a similar amount, for a similar term and with similar collateral as in the lease contracts at the commencement date.
ROU assets (included in the other noncurrent assets caption on the Partnership’s consolidated balance sheet) and lease liabilities (included in the Other current liabilities and Other noncurrent liabilities captions on the Partnership’s consolidated balance sheet) follow:

	December 31, 2022	December 31, 2021
	(In thousands)

ROU assets
Operating	$11,633	$2,515
Finance	1,389	792
	$13,022	$3,307
Lease liabilities, current
Operating	$2,570	$1,213
Finance	435	167
	$3,005	$1,380
Lease liabilities, noncurrent
Operating	$9,672	$2,272
Finance	679	122
	$10,351	$2,394

Lease cost and Other information follow:

	Year ended December 31,
	2022	2021
	(In thousands)
Lease cost
Finance lease cost:
Amortization of ROU assets (included in depreciation and amortization)	$673	$1,026
Interest on lease liabilities (included in interest expense)	18	20
Operating lease cost (included in general and administrative expense)	1,815	1,722
	$2,506	$2,768

	Year ended December 31,
	2022	2021
	(In thousands)
Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$1,732	$1,407
Operating cash outflows from finance leases	18	20
Financing cash outflows from finance leases	330	634
ROU assets obtained in exchange for new operating lease liabilities	9,865	—
ROU assets obtained in exchange for new finance lease liabilities	1,298	94
Weighted-average remaining lease term (years) - operating leases	4.7	5.1
Weighted-average remaining lease term (years) - finance leases	2.4	1.1
Weighted-average discount rate - operating leases	6%	5%
Weighted-average discount rate - finance leases	3%	4%
The Partnership recognizes total lease expense incurred or allocated to us in general and administrative expenses. Lease expense related to operating leases, including lease expense incurred on the Partnership’s behalf and allocated to us, was as follows:

	Year ended December 31,
	2022	2021
	(In thousands)
Lease expense	$3,162	$2,479
Future minimum lease payments due under noncancelable leases at December 31, 2022, were as follows:

	December 31, 2022
	(In thousands)
	Operating	Finance
2023	$4,026	$538
2024	3,650	489
2025	3,486	276
2026	2,646	7
2027	2,280	—
2028	61	—
Thereafter	357	—
Total future minimum lease payments	$16,506	$1,310

17. SEGMENT INFORMATION
As of December 31, 2022, the Partnership’s current reportable segments are:
•Rockies – Includes the Partnership’s wholly owned midstream assets located in the Williston Basin and the DJ Basin.

•Permian – Includes the Partnership’s equity method investment in Double E.
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
Assets by reportable segment follow.

	December 31,
	2022	2021
	(in thousands)
Assets:
Northeast	$591,091	$623,224
Rockies	886,629	592,148
Permian	298,906	458,988
Piceance	475,719	524,218
Barnett	295,473	315,055
Total reportable segment assets	2,547,818	2,513,633
Corporate and Other	12,146	8,829
Total assets	$2,559,964	$2,522,462

Revenues by reportable segment follow.

	Year ended December 31,
	2022	2021
	(In thousands)
Revenues:
Northeast	$54,392	$62,567
Rockies	143,603	145,087
Permian	25,151	40,848
Piceance	93,349	105,485
Barnett	52,096	46,591
Total reportable segments revenue	368,591	400,578
Corporate and Other	1,003	40
Total revenues	$369,594	$400,618
Counterparties accounting for a significant portion of total revenues were as follows:

	Year ended December 31,
	2022	2021
Percentage of total revenues(1):
Counterparty A - Piceance	13%	12%
________________________________________________________

Depreciation and amortization, including the amortization expense associated with the Partnership’s favorable and unfavorable gas gathering contracts as reported in other revenues, by reportable segment follow.

	Year ended December 31,
	2022	2021
	(In thousands)
Depreciation and amortization:
Northeast	$17,501	$17,054
Rockies	30,532	29,513
Permian	2,736	5,858
Piceance	51,352	48,773
Barnett(1)	16,116	16,133
Total reportable segment depreciation and amortization	118,237	117,331
Corporate and Other	1,756	2,664
Total depreciation and amortization	$119,993	$119,995
______________________________________
(1)Includes the amortization expense associated with the Partnership’s favorable and unfavorable gas gathering contracts as reported in Other revenues.
Cash paid for capital expenditures by reportable segment follow.

	Year ended December 31,
	2022	2021
	(In thousands)
Cash paid for capital expenditures:
Northeast	$8,743	$11,237
Rockies	11,903	9,875
Permian	1,407	2,042
Piceance	6,116	579
Barnett	366	766
Total reportable segment capital expenditures	28,535	24,499
Corporate and Other	1,937	531
Total cash paid for capital expenditures	$30,472	$25,030

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

Segment adjusted EBITDA by reportable segment follows.

	Year ended December 31,
	2022	2021
	(In thousands)
Reportable segment adjusted EBITDA
Northeast	$77,046	$83,287
Rockies	57,810	64,517
Permian	18,051	6,614
Piceance	60,055	76,131
Barnett	31,624	36,729
Total of reportable segments' measures of profit	$244,586	$267,278
A reconciliation of income or loss before income taxes and income or loss from equity method investees to total of reportable segments' measures of profit or loss follows.

	Year ended December 31,
	2022	2021
	(In thousands)
Reconciliation of income (loss) before income taxes and income (loss) from equity method investees to total of reportable segments' measures of profit:
Loss before income taxes and income from equity method investees	$(141,277)	$(28,156)
Add:
Corporate and Other expense	29,118	68,783
Interest expense	102,459	66,156
Gain on early extinguishment of debt	—	3,523
Depreciation and amortization(1)	119,993	119,995
Proportional adjusted EBITDA for equity method investees	45,419	29,022
Adjustments related to capital reimbursement activity	(6,041)	(6,571)
Unit-based and noncash compensation	3,778	4,744
Gain on asset sales, net	(507)	(369)
Long-lived asset impairment	91,644	10,151
Total of reportable segments' measures of profit	$244,586	$267,278
______________________________________
(1)Includes the amortization expense associated with the Partnership’s favorable gas gathering contracts as reported in other revenues.
For the years ended December 31, 2022 and 2021, adjustments related to MVC shortfall payments recognize the earnings from MVC shortfall payments ratably over the term of the associated MVC.
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
There have been no changes in, or disagreements with, accountants on accounting and financial disclosure matters during the years ended December 31, 2022 and 2021.
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
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2022, the Partnership completed the 2022 DJ Acquisitions. As part of the ongoing integration of the acquired businesses, we are in the process of incorporating the controls and related procedures of the 2022 DJ Acquisitions. Other than incorporating the 2022 DJ Acquisitions controls, there have not been any changes in SMLP’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter of 2022 that have materially affected, or are reasonably likely to materially affect, SMLP's internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
Our General Partner is responsible for establishing and maintaining adequate internal control over financial reporting for the Partnership. With our participation, an evaluation of the effectiveness of our internal control over financial reporting was conducted as of December 31, 2022, based on the framework and criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2022.
Management’s assessment and conclusion on the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2022 excludes an assessment of the internal control over financial reporting of the 2022 DJ Acquisitions, which were acquired in two separate business combinations on December 1, 2022. The 2022 DJ Acquisitions represented approximately 14% of our consolidated total assets at December 31, 2022 and 4% of our consolidated revenues for the fiscal year ended December 31, 2022.
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

/s/ WILLIAM J. MAULT
William J. Mault
Executive Vice President and Chief Financial Officer, Summit Midstream GP, LLC (the General Partner of SMLP)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of Summit Midstream, GP, LLC and the unitholders of Summit Midstream Partners, LP
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Summit Midstream Partners, LP and subsidiaries (the “Partnership”) as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Partnership and our report dated February 28, 2023, expressed an unqualified opinion on those financial statements based on our audit.
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

/s/ Deloitte & Touche, LLP
Houston, Texas
February 28, 2023

Item 9B. Other Information.
On February 23, 2023, the Board of Directors approved and adopted the First Amendment to the Fourth Amended and Restated Agreement of Limited Partnership (the “LPA Amendment”). Pursuant to the LPA Amendment, Section 13.4 of the Partnership Agreement is amended to subject all directors, including the President or Chief Executive Officer, in his or her capacity as director, to elections at annual meetings of the limited partners.
On February 23, 2023 (the “A&R Employment Agreement Effective Date”), Summit Operating Services Company, LLC, an affiliate of the Partnership, entered into an Amended and Restated Employment Agreement (each, an “A&R Employment Agreement”) with each of J. Heath Deneke, William J. Mault, James D. Johnston, and Matthew B. Sicinski (the “Executives”).
The Employment Agreements (i) eliminate each Executive’s entitlement for equity awards granted after the A&R Employment Agreement Effective Date to vest automatically in connection with a change in control (that is, future awards will no longer be entitled to receive “single-trigger” vesting on a change in control); (ii) increase the severance multiple for Messrs. Deneke, Mault, Johnston, Sicinski; and (iii) allow each Executive to recover attorneys’ fees under certain circumstances. As a result, on a qualifying termination, Mr. Deneke would be entitled to three times the sum of his base salary and the higher of the prior year’s annual bonus or target bonus, Messrs. Johnston and Mault would be entitled to two and one-half times such sum, and Mr. Sicinski would be entitled to two times such sum.
On February 23, 2023, the Compensation Committee also approved new forms of phantom unit agreements, including a new time-based phantom unit agreement and a new performance-based phantom unit agreement (together, the “New Award Agreements”), which the Compensation Committee intends to use when making this year’s annual equity award grants to the Executives. The New Award Agreements are double-trigger, providing for accelerated vesting only when (i) the Executive’s employment is terminated (a) by the Company or Partnership other than for cause (as defined in the Executive’s Employment Agreement), (b) by the Executive for good reason (as defined in the Executive’s Employment Agreement), or (c) by reason of the Executive’s death or disability, or (ii) the equity awards granted under the New Award Agreements are not continued, assumed or replaced by the acquiror or surviving entity in connection with a change in control.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
This information is incorporated by reference to the Partnership’s Proxy Statement for its 2023 Annual Meeting of Limited Partners, which will be filed with the SEC within 120 days of December 31, 2022.
Item 11. Executive Compensation.
This information is incorporated by reference to the Partnership’s Proxy Statement for its 2023 Annual Meeting of Limited Partners, which will be filed with the SEC within 120 days of December 31, 2022.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
This information is incorporated by reference to the Partnership’s Proxy Statement for its 2023 Annual Meeting of Limited Partners, which will be filed with the SEC within 120 days of December 31, 2022.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
This information is incorporated by reference to the Partnership’s Proxy Statement for its 2023 Annual Meeting of Limited Partners, which will be filed with the SEC within 120 days of December 31, 2022.
Item 14. Principal Accounting Fees and Services.
This information is incorporated by reference to the Partnership's Proxy Statement for its 2023 Annual Meeting of Limited Partners, which will be filed with the SEC within 120 days of December 31, 2022.

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
2.1
Purchase Agreement, dated May 3, 2020, by and among Energy Capital Partners II, LP, Energy Capital Partners II-A, LP, Energy Capital Partners II-C (SMLP IP), LP, Energy Capital Partners II-C (Summit IP), LP, Energy Capital Partners II (Summit Co-Invest), LP and Summit Midstream Management, LLC, as contributors, SMP TopCo, LLC and SMLP Holdings, LLC, as sellers, Summit Midstream Partners, LP, as the acquiror, and, solely for certain purposes set forth therein, Summit Midstream Partners GP, LLC (Incorporated herein by reference to Exhibit 2.1 to SMLP's Current Report on Form 8-K dated May 5, 2020 (Commission File No. 001-35666))

2.2
Purchase and Sale Agreement, dated as of June 9, 2022, among Summit Midstream Holdings, LLC as Seller, Longwood Gathering and Disposal Systems, LP as Buyer, and Summit Midstream Partners LP (Incorporated herein by reference to Exhibit 10.1 to SMLP’s Quarterly Report on Form 10-Q for the three months ended June 30, 2022 dated August 5, 2022 (Commission File No. 001-35666))

2.3
Purchase and Sale Agreement between Summit Midstream Holdings, LLC and Steel Reef US Corp. dated September 19, 2022 (Incorporated herein by reference to Exhibit 10.1 to SMLP’s Quarterly Report on Form 10-Q for the three months ended September 30, 2022 dated November 7, 2022 (Commission File No. 001-35666))

2.4	***	Membership Interest Purchase and Sale Agreement between Summit Midstream Holdings, LLC, Outrigger Energy II LLC and Outrigger DJ Midstream LLC, dated October 14, 2022
2.5	***	Purchase and Sale Agreement between Summit Midstream Holdings, LLC and Sterling Investment Holdings, dated October 14, 2022
3.1
Fourth Amended and Restated Agreement of Limited Partnership of Summit Midstream Partners, LP, dated May 28, 2020 (Incorporated herein by reference to Exhibit 3.1 to SMLP’s Current Report on Form 8-K dated June 2, 2020 (Commission File No. 001-35666))

3.2	***	First Amendment to Fourth Amended and Restated Agreement of Limited Partnership of Summit Midstream Partners, LP, dated February 23, 2023
3.3
Second Amended and Restated Limited Liability Company Agreement of Summit Midstream GP, LLC, dated May 28, 2020 (Incorporated herein by reference to Exhibit 3.2 to SMLP's Current Report on Form 8-K filed June 2, 2020 (Commission File No. 001-35666))

3.4
Certificate of Limited Partnership of Summit Midstream Partners, LP (Incorporated herein by reference to Exhibit 3.1 to SMLP's Form S-1 Registration Statement dated August 21, 2012 (Commission File No. 333-183466))

3.5		Certificate of Formation of Summit Midstream GP, LLC (Incorporated herein by reference to Exhibit 3.4 to SMLP's Form S-1 Registration Statement dated August 21, 2012 (Commission File No. 333-183466))
4.1		Description of Common Units (Incorporated herein by reference to Exhibit 4.1 to SMLP’s Form 10-K/A dated April 26, 2021 (Commission File No. 333-183466))
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

10.47	*	Form of Retention Bonus Agreement (Incorporated herein by reference to Exhibit 10.1 to SMLP’s Current Report on Form 8-K dated June 11, 2019 (Commission File Number 001-35666))
10.48	*
Employment Agreement, effective as of September 4, 2020, by and between Summit Midstream Partners, LP and James Johnston (Incorporated herein by reference to Exhibit 10.4 to SMLP’s Form 10-Q dated November 6, 2020 (Commission File No. 001-35666))

10.49	*
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

10.51	*	Form of Director Unit Award Agreement (Incorporated herein by reference to Exhibit 10.3 to SMLP's Current Report on Form 8-K filed October 4, 2012 (Commission File No. 001-35666))
10.52	*
Summit Midstream Partners, LLC Deferred Compensation Plan effective as of July 1, 2013 (Incorporated herein by reference to Exhibit 4.3 to SMLP's Form S-8 Registration Statement dated June 28, 2013 (Commission File No. 333-189684))

10.53	***
Form of Summit Midstream Partners, LP 2012 Long-Term Incentive Plan Grant Award Agreement (Incorporated herein by reference to Exhibit 10.54 to SMLP’s Annual Report on Form 10-K filed February 28, 2022 (Commission File No. 001-35666))

10.54
Summit Midstream Partners, LP 2022 Long-Term Incentive Plan (incorporated herein by reference to Appendix B to SMLP’s definitive proxy statement on Schedule 14A filed March 31, 2022 (Commission File No. 001-35666))

10.55
Amended and Restated Employment Agreement, effective as of September 4, 2020, by and between Summit Operating Services Company, LLC and Heath Deneke (Incorporated herein by reference to Exhibit 10.2 to SMLP’s Quarterly Report on Form 10-Q for the three months ended March 31, 2022 dated May 5, 2022 (Commission File No. 001-35666))

10.56
Collateral Agreement, dated as of November 14, 2022, by and among Summit Midstream Partners, LP, as a pledgor, Summit Midstream Holdings, LLC and Summit Midstream Finance Corp., as pledgors and grantors, the Subsidiary Guarantors party therein, and Regions Bank, as collateral agent (Incorporated herein by reference to Exhibit 10.1 to SMLP’s Current Report on Form 8-K filed November 15, 2022 (Commission File No. 001-35666))

10.57
Second Lien Pari Passu Intercreditor Agreement, dated as of November 14, 2022, by and among Regions Bank, as the initial second lien representative and the initial second lien collateral agent for the 2021 indenture claimholders, Regions Bank, as additional initial second lien representative and additional initial second lien collateral agent, Summit Midstream Partners, LP, Summit Midstream Holdings, LLC, Summit Midstream Finance Corp., and the other Grantors party thereto (Incorporated herein by reference to Exhibit 10.2 SMLP’s Current Report on Form 8-K filed November 15, 2022 (Commission File No. 001-35666))

10.58	***	Amended and Restated Employment Agreement, effective as of February 23, 2023, by and between Summit Operating Services Company, LLC and Heath Deneke
10.59	***	Amended and Restated Employment Agreement, effective as of February 23, 2023, by and between Summit Operating Services Company, LLC and William (Bill) Mault
10.60	***	Amended and Restated Employment Agreement, effective as of February 23, 2023, by and between Summit Operating Services Company, LLC and James Johnston
10.61	***	Amended and Restated Employment Agreement, effective as of February 23, 2023, by and between Summit Operating Services Company, LLC and Matthew Sicinski
10.62	***	Summit Midstream Partners, LP 2022 Long-Term Incentive Plan 2023 LTIP Grant Award Agreement for Performance-based Phantom Units, effective as of February 23, 2023
10.63	***	Summit Midstream Partners, LP 2022 Long-Term Incentive Plan 2023 LTIP Grant Award Agreement for Time-based Phantom Units, effective as of February 23, 2023
10.64	***	Form of Summit Midstream Partners, LP 2012 Long-Term Incentive Plan 2021 Grant Award Agreement
10.65	***	Form of Summit Midstream Partners, LP 2022 Long-Term Incentive Plan Director Unit Agreement
10.66	***	Form of Summit Midstream Partners, LP 2023 Long-Term Incentive Plan Director Unit Agreement
21.1	***	List of Subsidiaries
22.1	***	Summit Midstream Partners, LP Subsidiary Issuers and Guarantors of Registered Securities
23.1	***	Consent of Deloitte & Touche LLP
31.1	***	Rule 13a-14(a)/15d-14(a) Certification, executed by Heath Deneke, President, Chief Executive Officer and Director
31.2	***	Rule 13a-14(a)/15d-14(a) Certification, executed by William J. Mault, Executive Vice President and Chief Financial Officer
32.1	***
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

Summit Midstream Partners, LP
(Registrant)

By: Summit Midstream GP, LLC (its General Partner)

February 28, 2023	/s/ WILLIAM J. MAULT

William J. Mault, Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ J. HEATH DENEKE	Director, President and Chief Executive Officer (Principal Executive Officer)	February 28, 2023
J. Heath Deneke

/s/ WILLIAM J. MAULT	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2023
William J. Mault

/s/ MATTHEW B. SICINSKI	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2023
Matthew B. Sicinski

/s/ JAMES J. CLEARY	Director	February 28, 2023
James J. Cleary

/s/ LEE JACOBE	Director	February 28, 2023
Lee Jacobe

/s/ ROBERT J. MCNALLY	Director	February 28, 2023
Robert J. McNally

/s/ ROMMEL M. OATES	Director	February 28, 2023
Rommel M. Oates

/s/ JERRY L. PETERS	Director	February 28, 2023
Jerry L. Peters

/s/ MARGUERITE WOUNG-CHAPMAN	Director	February 28, 2023
Marguerite Woung-Chapman