Form 10-Q
period 2023-03-31
Summit Midstream Partners, LP
filed 2023-05-05
CIK 1549922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	As of May 1, 2023
Common Units	10,354,658 units

COMMONLY USED OR DEFINED TERMS

2015 Blacktail Release	a 2015 rupture of our four-inch produced water gathering pipeline near Williston, North Dakota
2025 Senior Notes	Summit Holdings' and Finance Corp.’s 5.75% senior unsecured notes due April 2025
2026 Secured Notes	Summit Holdings' and Finance Corp.’s 8.500% senior secured second lien notes due 2026
2026 Secured Notes Indenture	Indenture, dated as of November 2, 2021, by and among Summit Holdings, Finance Corp., the guarantors party thereto and Regions Bank, as trustee
ABL Facility	the asset-based lending credit facility governed by the ABL Agreement
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

ASU	Accounting Standards Update
Bison Midstream	Bison Midstream, LLC
Board of Directors	the board of directors of our General Partner
condensate	a natural gas liquid with a low vapor pressure, mainly composed of propane, butane, pentane and heavier hydrocarbon fractions
Co-Issuers	Summit Holdings and Finance Corp.
DFW Midstream	DFW Midstream Services LLC
DJ Basin	Denver-Julesburg Basin
Double E	Double E Pipeline, LLC
Double E Pipeline	a 135 mile, 1.35 Bcf/d, FERC-regulated interstate natural gas transmission pipeline that commenced operations in November 2021 and provides transportation service from receipt points in the Delaware Basin to various delivery points in and around the Waha hub in Texas

Double E Project	the development and construction of the Double E Pipeline
ECP	Energy Capital Partners II, LLC and its parallel and co-investment funds
EPA	Environmental Protection Agency
EPU	earnings or loss per unit
FASB	Financial Accounting Standards Board
Finance Corp.	Summit Midstream Finance Corp.

fracking	the process of injecting liquid at high pressure into subterranean rocks, boreholes, etc. so as to force open existing fissures and extract oil or gas
frac-protect activities	activities that are designed to protect existing hydrocarbon wells from harm by shutting in existing hydrocarbon production until new well activities have concluded
GAAP	accounting principles generally accepted in the United States of America
General Partner	Summit Midstream GP, LLC
GP	general partner
Grand River	Grand River Gathering, LLC
Guarantor Subsidiaries	Grand River and its subsidiaries, DFW Midstream, Summit Marketing, Summit Permian, Permian Finance, OpCo, Summit Utica, Meadowlark Midstream, Summit Permian II, Mountaineer Midstream, Epping, Red Rock, Polar Midstream and Summit Niobrara
Hub	geographic location of a storage facility and multiple pipeline interconnections
LIBOR	London Interbank Offered Rate
Mbbl/d	one thousand barrels per day
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
Meadowlark Midstream	Meadowlark Midstream Company, LLC
MMBTU	metric million British thermal units
MMcf/d	one million cubic feet per day
Mountaineer Midstream	Mountaineer Midstream Company, LLC
MVC	minimum volume commitment
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
segment adjusted EBITDA
   total revenues less total costs and expenses; plus (i) other income excluding interest income, (ii) our proportional adjusted EBITDA for equity method investees, (iii)depreciation and amortization, (iv) adjustments related to MVC shortfall payments, (v) adjustments related to capital reimbursement activity, (vi) unit-based and noncash compensation, (vii) impairments and (viii) other noncash expenses or losses, less other noncash income or gains

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(In thousands, except unit amounts)
ASSETS
Cash and cash equivalents	$22,631	$11,808
Restricted cash	652	1,723
Accounts receivable	62,888	75,287
Other current assets	8,033	8,724
Total current assets	94,204	97,542
Property, plant and equipment, net	1,712,494	1,718,754
Intangible assets, net	193,786	198,718
Investment in equity method investees	504,683	506,677
Other noncurrent assets	40,268	38,273
TOTAL ASSETS	$2,545,435	$2,559,964

LIABILITIES AND CAPITAL
Trade accounts payable	$21,978	$14,052
Accrued expenses	23,548	20,601
Deferred revenue	8,788	9,054
Ad valorem taxes payable	3,256	10,245
Accrued compensation and employee benefits	2,915	16,319
Accrued interest	39,317	17,355
Accrued environmental remediation	1,342	1,365
Accrued settlement payable	6,667	6,667
Current portion of long-term debt	11,782	10,507
Other current liabilities	12,460	11,724
Total current liabilities	132,053	117,889
Long-term debt, net of issuance costs	1,465,555	1,479,855
Noncurrent deferred revenue	36,878	37,694
Noncurrent accrued environmental remediation	2,074	2,340
Other noncurrent liabilities	40,471	38,784
TOTAL LIABILITIES	1,677,031	1,676,562
Commitments and contingencies (Note 14)

Mezzanine Capital
Subsidiary Series A Preferred Units (93,039 units issued and outstanding at March 31, 2023 and December 31, 2022)	118,702	118,584

Partners' Capital
Series A Preferred Units (65,508 units issued and outstanding at March 31, 2023 and December 31, 2022)	87,966	85,327
Common limited partner capital (10,354,658 and 10,182,763 units issued and outstanding at March 31, 2023 and December 31, 2022, respectively)	661,736	679,491
Total partners' capital	749,702	764,818
TOTAL LIABILITIES AND CAPITAL	$2,545,435	$2,559,964
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2023	2022
	(In thousands, except per-unit amounts)
Revenues:
Gathering services and related fees	$57,371	$64,020
Natural gas, NGLs and condensate sales	49,163	22,458
Other revenues	5,965	9,648
Total revenues	112,499	96,126
Costs and expenses:
Cost of natural gas and NGLs	30,882	22,251
Operation and maintenance	23,972	17,062
General and administrative	9,987	12,960
Depreciation and amortization	29,824	30,445
Transaction costs	302	246
Acquisition integration costs	1,502	—
(Gain) loss on asset sales, net	(68)	3
Long-lived asset impairments	—	14
Total costs and expenses	96,401	82,981
Other income, net	56	—
Gain (loss) on interest rate swaps	(1,273)	7,028
Gain on sale of business	18	—
Interest expense	(34,223)	(24,163)
Loss before income taxes and equity method investment income	(19,324)	(3,990)
Income tax benefit (expense)	252	(50)
Income from equity method investees	4,909	4,035
Net loss	$(14,163)	$(5)
Less: Net income attributable to Subsidiary Series A Preferred Units	(1,746)	(5,713)
Net loss attributable to Summit Midstream Partners, LP	$(15,909)	$(5,718)
Less: net income attributable to Series A Preferred Units	(2,639)	(2,220)
Add: deemed contribution from 2022 Preferred Exchange Offer	—	20,974
Net income (loss) attributable to common limited partners	$(18,548)	$13,036
Net loss per limited partner unit:
Common unit – basic	$(1.82)	$1.35
Common unit – diluted	$(1.82)	$1.32

Weighted-average limited partner units outstanding:
Common units – basic	10,213	9,670
Common units – diluted	10,213	9,892
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

	Partners' Capital
	Series A Preferred Units	Common Limited Partners Capital	Total
	(In thousands)
Partners' capital, December 31, 2022	$85,327	$679,491	$764,818
Net income (loss)	2,639	(18,548)	(15,909)
Unit-based compensation	—	1,929	1,929
Tax withholdings and associated payments on vested SMLP LTIP awards	—	(1,136)	(1,136)
Partners' capital, March 31, 2023	$87,966	$661,736	$749,702

	Partners' Capital
	Series A Preferred Units	Common Limited Partners Capital	Total
	(In thousands)
Partners' capital, December 31, 2021	$169,769	$734,594	$904,363
Net income (loss)	2,220	(7,938)	(5,718)
Unit-based compensation	—	1,690	1,690
Tax withholdings and associated payments on vested SMLP LTIP awards	—	(562)	(562)
Tax withholdings on 2022 Preferred Exchange Offer	—	(2,652)	(2,652)
Effect of 2022 Preferred Exchange Offer, inclusive of a $20.9 million deemed contribution to common unit holders (Note 10)	(92,587)	92,587	—
Partners' capital, March 31, 2022	$79,402	$817,719	$897,121
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Cash flows from operating activities:
Net loss	$(14,163)	$(5)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	30,059	30,679
Noncash lease expense	784	279
Amortization of debt issuance costs	3,161	2,234
Unit-based and noncash compensation	1,929	1,690
Income from equity method investees	(4,909)	(4,035)
Distributions from equity method investees	10,403	10,224
(Gain) loss on asset sales, net	(68)	3
Foreign currency gain	(32)	—
Unrealized (gain) loss on interest rate swaps	2,417	(7,504)
Long-lived asset impairment	—	14
Changes in operating assets and liabilities:
Accounts receivable	12,377	2,912
Trade accounts payable	6,033	4,467
Accrued expenses	2,816	1,379
Deferred revenue, net	(1,082)	(1,369)
Ad valorem taxes payable	(6,990)	(5,723)
Accrued interest	21,961	18,622
Accrued environmental remediation, net	(289)	(904)
Other, net	(14,712)	(6,917)
Net cash provided by operating activities	49,695	46,046
Cash flows from investing activities:
Capital expenditures	(16,438)	(8,703)
Proceeds from asset sale	—	1,850
Investment in Double E equity method investee	(3,500)	(8,444)
Other, net	(2,611)	—
Net cash used in investing activities	(22,549)	(15,297)
Cash flows from financing activities:
Repayments on Permian Transmission Term Loan	(2,519)	(1,095)
Repayments on ABL Facility	(13,000)	(34,000)
Distributions on Subsidiary Series A Preferred Units	(1,628)	—
Debt issuance costs	(97)	—
Other, net	(150)	(2,746)
Net cash used in financing activities	(17,394)	(37,841)
Net change in cash, cash equivalents and restricted cash	9,752	(7,092)
Cash, cash equivalents and restricted cash, beginning of period	13,531	19,572
Cash, cash equivalents and restricted cash, end of period	$23,283	$12,480
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
Presentation and Consolidation. The Partnership prepares its condensed consolidated financial statements in accordance with GAAP as established by the FASB and pursuant to the rules and regulations of the SEC pertaining to interim financial information. The unaudited condensed consolidated financial statements contained in this report include all normal and recurring material adjustments that, in the opinion of management, are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented herein. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and related notes that are included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2022.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ISSUED ACCOUNTING STANDARDS APPLICABLE TO THE PARTNERSHIP
There have been no changes to the Partnership’s significant accounting policies since December 31, 2022.
Accounting standards recently implemented.
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
3. ACQUISITIONS AND DIVESTITURES
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

No material changes were made during three months ended March 31, 2023 to the provisional purchase accounting measurements initially recorded in December 2022 for the Outrigger DJ acquisition. The provisional measurements are subject to change during the measurement period and such changes could be material. The Partnership continues to assess the fair values of the assets acquired and liabilities assumed. Certain data and assessments necessary to complete the purchase price allocation are still under evaluation, including, but not limited to, the final actualization of accrued liabilities and receivable balances and the valuation of property, plant and equipment and intangible assets. The Partnership will finalize the purchase price allocation during the twelve-month period following the acquisition date, during which time the value of the assets and liabilities may be revised as appropriate.
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
No material changes were made during three months ended March 31, 2023 to the provisional purchase accounting measurements initially recorded in December 2022 for the Sterling DJ acquisition. The provisional measurements are subject to change during the measurement period and such changes could be material. The Partnership continues to assess the fair values of the assets acquired and liabilities assumed. Certain data and assessments necessary to complete the purchase price allocation are still under evaluation, including, but not limited to, the final actualization of accrued liabilities and receivable balances and the valuation of property, plant and equipment and intangible assets. The Partnership will finalize the purchase price allocation during the twelve-month period following the acquisition date, during which time the value of the assets and liabilities may be revised as appropriate.
Divestiture of Lane G&P System. On June 30, 2022, the Partnership completed the sale of Summit Permian, which owns the Lane Gathering and Processing System (“Lane G&P System”), and Permian Finance to Longwood Gathering and Disposal Systems, LP (“Longwood”), a wholly owned subsidiary of Matador ͏Resources Company (“Matador”), for a cash sale price of $75.0 million, subject to customary working capital adjustments. In connection with the transaction, the Partnership released, to a subsidiary of Matador, and Matador agreed to assume, take or-pay firm capacity on the Double E Pipeline.
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
Pro Forma Information (Unaudited)
The following unaudited supplemental pro forma condensed results of operations for the three months ended March 31, 2022 present consolidated information as though the acquisition of Sterling DJ and Outrigger DJ, and the divestiture of the Lane G&P System and Bison Midstream had occurred on January 1, 2021. The unaudited supplemental pro forma financial information was derived from the historical consolidated and combined statements of operations of the Partnership, Sterling DJ, and Outrigger DJ and modified to include required conforming adjustments. These unaudited supplemental pro forma results of operations are provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined entities for the periods presented or that may be achieved in the future. Future results may vary significantly from the results reflected in this unaudited pro forma financial information:

Three Months Ended March 31,
2022
Revenues	$122,494
Net income	$1,051
4. REVENUE
The following table presents estimated revenue expected to be recognized during the remainder of 2023 and over the remaining contract period related to performance obligations that are unsatisfied and are comprised of estimated minimum volume commitments.

(In thousands)	2023	2024	2025	2026	2027	Thereafter

Gathering services and related fees	$57,576	$67,079	$46,803	$30,527	$9,038	$6,042
Revenue by category. In the following tables, revenue is disaggregated by geographic area and major products and services. For more detailed information about reportable segments, see Note 15 – Segment Information.

	Three Months Ended March 31, 2023
	Gathering services and related fees	Natural gas, NGLs and condensate sales	Other revenues	Total
	(In thousands)
Reportable Segments:
Northeast	$12,755	$—	$—	$12,755
Rockies	15,303	47,329	2,619	65,251
Permian	—	—	893	893
Piceance	19,119	1,641	1,426	22,186
Barnett	10,194	193	1,064	11,451
Total reportable segments	57,371	49,163	6,002	112,536
Corporate and other	—	—	(37)	(37)
Total	$57,371	$49,163	$5,965	$112,499

	Three Months Ended March 31, 2022
	Gathering services and related fees	Natural gas, NGLs and condensate sales	Other revenues	Total
	(In thousands)
Reportable Segments:
Northeast	$14,636	$—	$—	$14,636
Rockies	17,789	13,659	5,157	36,605
Permian	1,847	6,867	1,019	9,733
Piceance	20,071	1,895	1,275	23,241
Barnett	9,677	—	2,063	11,740
Total reportable segments	64,020	22,421	9,514	95,955
Corporate and other	—	37	134	171
Total	$64,020	$22,458	$9,648	$96,126

5. PROPERTY, PLANT AND EQUIPMENT
Details on the Partnership’s property, plant and equipment follow.

	March 31, 2023	December 31, 2022
	(In thousands)
Gathering and processing systems and related equipment	$2,275,854	$2,262,330
Construction in progress	64,148	59,036
Land and line fill	11,821	11,756
Other	59,847	62,222
Total	2,411,670	2,395,344
Less: accumulated depreciation	(699,176)	(676,590)
Property, plant and equipment, net	$1,712,494	$1,718,754
Depreciation expense and capitalized interest for the Partnership follow.

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Depreciation expense	$22,918	$24,048
Capitalized interest	193	333
6. EQUITY METHOD INVESTMENTS
The Partnership has equity method investments in Double E and Ohio Gathering, the balances of which are included in the Investment in equity method investees caption on the unaudited condensed consolidated balance sheets. Details of the Partnership’s equity method investments follow.

	March 31, 2023	December 31, 2022
	(In thousands)
Double E	$282,162	$281,640
Ohio Gathering	222,521	225,037
Total	$504,683	$506,677
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
The balances in deferred revenue as of March 31, 2023 and December 31, 2022 are primarily related to contributions in aid of construction which will be recognized as revenue over the life of the contract.
An update of current deferred revenue follows.

Total
(In thousands)
Current deferred revenue, December 31, 2022	$9,054
Add: additions	913
Less: revenue recognized and other	(1,179)
Current deferred revenue, March 31, 2023	$8,788

An update of noncurrent deferred revenue follows.

Total
(In thousands)
Noncurrent deferred revenue, December 31, 2022	$37,694
Add: additions	—
Less: reclassification to current deferred revenue and other	(816)
Noncurrent deferred revenue, March 31, 2023	$36,878

8. DEBT
Debt for the Partnership at March 31, 2023 and December 31, 2022, follows:

	March 31, 2023	December 31, 2022
	(In thousands)
ABL Facility: Summit Holdings' asset based credit facility due May 1, 2026	$317,000	$330,000
Permian Transmission Term Loan: Permian Transmission's variable rate senior secured term loan due January 2028	152,833	155,353
2025 Senior Notes: Summit Holdings' 5.75% senior unsecured notes due April 15, 2025	259,463	259,463
2026 Secured Notes: Summit Holdings' and Finance Corp's 8.50% senior second lien notes due October 15, 2026	785,000	785,000
Less: unamortized debt discount and debt issuance costs	(36,959)	(39,454)
Total debt	1,477,337	1,490,362
Less: current portion of Permian Transmission Credit Facility	(11,782)	(10,507)
Total long-term debt	$1,465,555	$1,479,855
ABL Facility. On November 2, 2021, the Partnership, the Partnership’s subsidiary, Summit Holdings, and the subsidiaries of Summit Holdings party thereto entered into a first-lien, senior secured credit facility, consisting of a $400.0 million asset-based revolving credit facility (the “ABL Facility”), subject to a borrowing base comprised of a percentage of eligible accounts receivable of Summit Holdings and its subsidiaries that guarantee the ABL Facility (collectively, the “ABL Facility Subsidiary Guarantors”) and a percentage of eligible above-ground fixed assets including eligible compression units, processing plants, compression stations and related equipment of Summit Holdings and the ABL Facility Subsidiary Guarantors. As of March 31, 2023, the most recent borrowing base determination of eligible assets totaled $560.0 million, an amount greater than the $400.0 million of aggregate commitments.
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
As of March 31, 2023, the applicable margin under the adjusted LIBOR borrowings was 3.50%, the interest rate was 8.42% and the available borrowing capacity of the ABL Facility totaled $78.7 million after giving effect to the issuance of $4.3 million in outstanding but undrawn irrevocable standby letters of credit.
The ABL Facility requires that Summit Holdings not permit (i) the First Lien Net Leverage Ratio (as defined in the ABL Agreement) as of the last day of any fiscal quarter to be greater than 2.50:1.00, or (ii) the Interest Coverage Ratio (as defined in the ABL Agreement) as of the last day of any fiscal quarter to be less than 2.00:1.00. As of March 31, 2023, the First Lien Net

Leverage Ratio was 1.24:1.00 and the Interest Coverage Ratio was 2.37:1.00 As of March 31, 2023, the Partnership was in compliance with the financial covenants of the ABL Facility.
Permian Transmission Credit Facility. On March 8, 2021, the Partnership’s unrestricted subsidiary, Permian Transmission, entered into a Credit Agreement which allows for $175.0 million of senior secured credit facilities (the “Permian Transmission Credit Facilities”), including a $160.0 million Term Loan Facility and a $15.0 million Working Capital Facility. The Permian Transmission Credit Facilities can be used to finance Permian Transmission’s capital calls associated with its investment in Double E, debt service and other general corporate purposes. Unexpended proceeds from draws on the Permian Transmission Credit Facilities are classified as restricted cash on the accompanying unaudited condensed consolidated balance sheets.
As of March 31, 2023, the applicable margin under adjusted LIBOR borrowings was 2.375%, the interest rate was 6.76% and the unused portion of the Permian Transmission Credit Facilities totaled $4.5 million, subject to a commitment fee of 0.7% after giving effect to the issuance of $10.5 million in outstanding but undrawn irrevocable standby letters of credit. Summit Permian Transmission, LLC entered into interest rate hedges with notional amounts representing approximately 90% of the Permian Term Loan facility at a fixed LIBOR rate of 1.49%. As of March 31, 2023, the Partnership was in compliance with the financial covenants of the Permian Transmission Credit Facilities.
Permian Transmission Term Loan. As described above, in January 2022, the Permian Term Loan Facility was converted into a Term Loan (the “Permian Transmission Term Loan”). The Permian Transmission Term Loan is due January 2028. As of March 31, 2023, the applicable margin under adjusted LIBOR borrowings was 2.375% and the interest rate was 6.76%. As of March 31, 2023, the Partnership was in compliance with the financial covenants governing the Permian Transmission Term Loan.
In accordance with the terms of the Permian Transmission Term Loan, Permian Transmission is required to make mandatory principal repayments. Below is a summary of the remaining mandatory principal repayments as of March 31, 2023:

(In thousands)	Total	2023	2024	2025	2026	2027	Thereafter
Amortizing principal repayments	$152,833	$7,987	$15,524	$16,580	$16,967	$17,769	$78,006
2026 Secured Notes. In 2021, the Co-Issuers issued $700.0 million of 8.500% Senior Secured Second Lien Notes due 2026 to eligible purchasers pursuant to Rule 144A and Regulation S of the Securities Act, at a price of 98.5% of their face value. Additionally, in November 2022, in connection with the 2022 DJ Acquisitions, the Co-Issuers issued an additional $85.0 million of 2026 Secured Notes at a price of 99.26% of their face value.The Co-Issuers pay interest on the 2026 Secured Notes semi-annually in cash in arrears on April 15 and October 15 of each year, commencing on April 15, 2022, and will be jointly and severally guaranteed, on a senior second-priority secured basis (subject to permitted liens), by the Partnership and each restricted subsidiary of the Partnership (other than the Co-Issuers) that is an obligor under the ABL Agreement, or under the Co-Issuers’ 2025 Senior Notes on the issue date of the 2026 Secured Notes.
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
Before October 15, 2023, the Co-Issuers may redeem the 2026 Secured Notes, in whole or in part, at a price equal to 100% of their principal amount, plus a make-whole premium, together with accrued and unpaid interest to, but not including the redemption date. On and after October 15, 2023, the Co-Issuers may redeem all or part of the 2026 Secured Notes at redemption prices (expressed as percentages of principal amount) equal to: (a) 104.250% for the twelve-month period beginning October 15, 2023; (b) 102.125% for the twelve-month period beginning October 15, 2024; and (c) 100.000% for the twelve-month period beginning on October 15, 2025 and at any time thereafter, in each case plus accrued and unpaid interest, if any, to, but not including, the redemption date. As of March 31, 2023, the Partnership was in compliance with the financial covenants governing its 2026 Secured Notes.
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
Generally, if the Partnership does not offer to purchase designated annual amounts of its 2026 Secured Notes or reduce its first lien capacity under the 2026 Secured Notes Indenture per annum from 2023 through 2025, the interest rate on the 2026 Secured Notes is subject to certain rate escalations. Per the terms of the 2026 Secured Notes Indenture, the designated amounts are to offer to purchase $50.0 million aggregate principal amount of the 2026 Secured Notes by April 1, 2023, otherwise the interest rate shall automatically increase by 50 basis points per annum; $100.0 million aggregate principal amount of the 2026 Secured Notes by April 1, 2024, otherwise the interest rate shall automatically increase by 100 basis points per annum (minus any amount previously increased); and $200.0 million aggregate principal amount of the 2026 Secured Notes by April 1, 2025, otherwise the interest rate shall automatically increase by 200 basis points per annum (minus any amount previously increased). Based on the amount of the Partnership’s Excess Cash Flow for the fiscal year ended 2022, the Partnership was not able to make offers to purchase in the designated amount for the fiscal year ended 2022; as a result, the interest rate on the 2026 Secured Notes increased 50 basis points to 9.00% effective with the first payment on April 1, 2023.
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
As of March 31, 2023, the Partnership was in compliance with the financial covenants governing its 2025 Senior Notes.
9. FINANCIAL INSTRUMENTS
Fair Value. A summary of the estimated fair value of our debt financial instruments follows.

	March 31, 2023		December 31, 2022
	Carrying Value (1)	Estimated fair value (Level 2)	Carrying Value (1)	Estimated fair value (Level 2)
	(In thousands)
2025 Senior Notes	$259,463	$216,111	$259,463	$221,733
2026 Secured Notes	785,000	751,965	785,000	750,983
________
(1) Excludes applicable unamortized debt issuance costs and debt discounts.
The carrying values on the balance sheets of the ABL Facility and Permian Transmission Term Loan represents their fair value due to their floating interest rates. The fair values of the 2026 Secured Notes and 2025 Senior Notes are based on an average of nonbinding broker quotes as of March 31, 2023 and December 31, 2022. The use of different market assumptions or valuation methodologies may have a material effect on their estimated fair value.
Deferred earn-out. As a result of the acquisition of Sterling DJ, the Partnership assumed a deferred earn-out liability, which is remeasured each reporting period. As of March 31, 2023 and December 31, 2022, the estimated fair value of the deferred earn-out liability was $5.4 million and $5.2 million, respectively, and was estimated using a discounted cash flow technique based on estimated future fresh water deliveries and appropriate discount rates. Given the unobservable nature of the inputs, the fair value measurement of the deferred earn-out is deemed to use Level 3 inputs. The deferred earn-out sits within Centennial Water Pipelines LLC, one of the Partnership’s unrestricted subsidiaries.
Interest Rate Swaps. In connection with the Permian Transmission Term Loan, formerly the Permian Transmission Credit Facility, the Partnership entered into amortizing interest rate swap agreements. As of March 31, 2023 and December 31, 2022, the outstanding notional amounts of interest rate swaps were $137.6 million and $139.8 million, respectively. These interest rate swaps manage exposure to variability in expected cash flows attributable to interest rate risk. Interest rate swaps convert a portion of the Partnership’s variable rate debt to fixed rate debt. The Partnership chooses counterparties for its derivative instruments that it believes are creditworthy at the time the transactions are entered into, and the Partnership actively monitors the creditworthiness where applicable. However, there can be no assurance that a counterparty will be able to meet its obligations to the Partnership. The Partnership presents its derivative positions on a gross basis and does not net the asset and liability positions.
As of March 31, 2023 and December 31, 2022, the Partnership’s interest rate swap agreements had a fair value of $12.8 million and $15.2 million, respectively, and are recorded within other noncurrent assets within the unaudited condensed consolidated balance sheets. The derivative instruments’ fair value are determined using level 2 inputs from the fair value hierarchy. For the three months ended March 31, 2023, the Company recorded a loss on interest rate swaps of $1.3 million.
10. PARTNERS' CAPITAL AND MEZZANINE CAPITAL
Common Units. An update of the number of issued and outstanding common limited partner units is as follows for the period from December 31, 2022 to March 31, 2023.

Common Units
Units, December 31, 2022	10,182,763
Common units issued for SMLP LTIP, net	171,895
Units, March 31, 2023	10,354,658
Series A Preferred Units. As of March 31, 2023, the Partnership had 65,508 Series A Preferred Units outstanding and $24.1 million of accrued and unpaid distributions on its Series A Preferred Units.
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
As of March 31, 2023, the Partnership had 93,039 Subsidiary Series A Preferred Units issued and outstanding.
If the Subsidiary Series A Preferred Units were redeemed on March 31, 2023, the redemption amount would be $121.2 million when considering the applicable multiple of invested capital metric and make-whole amount provisions contained in the Subsidiary Series A Preferred Unit agreement.
The following table shows the change in our Subsidiary Series A Preferred Unit balance from January 1, 2023 to March 31, 2023, net of $2.1 million and $2.2 million of unamortized issuance costs at March 31, 2023 and December 31, 2022, respectively:

(In thousands)
Balance at December 31, 2022	$118,584
Redemption accretion, net of issuance cost amortization	1,746
Cash distribution (includes a $1.6 million distribution payable as of March 31, 2023)	(1,628)
Balance at March 31, 2023	$118,702
Cash Distribution Policy. The Partnership suspended its cash distributions to holders of its common units, commencing with respect to the quarter ended March 31, 2020. Upon the resumption of distributions, the Partnership Agreement requires that it distribute all available cash, subject to reserves established by its General Partner, within 45 days after the end of each quarter to unitholders of record on the applicable record date. The amount of distributions paid under this policy is subject to fluctuations based on the amount of cash the Partnership generates from its business and the decision to make any distribution is determined by the General Partner, taking into consideration the terms of the Partnership Agreement. There were no distributions paid during the three months ended March 31, 2023 or during the twelve months ended December 31, 2022.

11. EARNINGS PER UNIT
The following table details the components of EPU.

	Three Months Ended March 31,
	2023	2022
	(In thousands, except per-unit amounts)
Numerator for basic and diluted EPU:
Allocation of net loss among limited partner interests:
Net loss	$(14,163)	$(5)
Less: Net income attributable to Subsidiary Series A Preferred Units	(1,746)	(5,713)
Net loss attributable to Summit Midstream Partners, LP	$(15,909)	$(5,718)

Less: Net income attributable to Series A Preferred Units	$(2,639)	$(2,220)
Add: Deemed capital contribution from 2022 Preferred Exchange Offer	—	20,974
Net loss attributable to common limited partners	$(18,548)	$13,036

Denominator for basic and diluted EPU:
Weighted-average common units outstanding – basic	10,213	9,670
Effect of nonvested phantom units	—	222
Weighted-average common units outstanding – diluted	10,213	9,892

Net income per limited partner unit:
Common unit – basic	$(1.82)	$1.35
Common unit – diluted	$(1.82)	$1.32

Nonvested anti-dilutive phantom units excluded from the calculation of diluted EPU	285	—
12. SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Supplemental cash flow information:
Cash interest paid	$9,420	$3,474

Noncash investing and financing activities:
Capital expenditures in trade accounts payable (period-end accruals)	$8,735	$4,258
Accretion of Subsidiary Series A Preferred Units, net of issuance cost amortization	$1,746	$4,113
2022 Preferred Exchange Offer	$—	$92,587
13. UNIT-BASED AND NONCASH COMPENSATION
SMLP Long-Term Incentive Plan. The Partnership’s Long-Term Incentive Plan (“SMLP LTIP”) provides for equity awards to eligible officers, employees, consultants and directors of the Partnership, thereby linking the recipients’ compensation directly to SMLP’s performance. Significant items to note:
•For the three-month period ended March 31, 2023, the Partnership granted 212,893 time-based phantom units and associated distribution equivalent rights to employees in connection with the Partnership’s annual incentive compensation award cycle. These awards had a grant date fair value of $16.00 per common unit and vest ratably over a 3-year period.
•For the three-month period ended March 31, 2023, the Partnership granted 110,478 performance-based phantom units and associated distribution equivalent rights to certain members of management in connection with the

Partnership’s annual incentive compensation award cycle. The grant date fair value of these awards total $2.2 million.
•For the three-month period ended March 31, 2023, the Partnership issued 38,100 common units to the Partnership’s six independent directors in connection with their annual compensation plan. These awards had a grant date fair value of $16.00 per common unit and vested immediately.
•As of March 31, 2023, approximately 0.5 million common units remained available for future issuance under the SMLP LTIP, which includes the impact of 0.7 million granted but unvested phantom units.
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
As of March 31, 2023, the Partnership has recognized (i) a current liability for remediation effort expenditures expected to be incurred within the next 12 months and (ii) a noncurrent liability for estimated remediation expenditures expected to be incurred subsequent to March 31, 2024. Each of these amounts represent the Partnership’s best estimate for costs expected to be incurred. Neither of these amounts have been discounted to their present value.
An update of the Partnership’s undiscounted accrued environmental remediation is as follows and is primarily related to the 2015 Blacktail Release and other environmental remediation activities, as detailed below.

(In thousands)
Accrued environmental remediation, December 31, 2022	$3,705
Payments made	(259)
Changes in estimates	(30)
Accrued environmental remediation, March 31, 2023	$3,416
In 2015, the Partnership learned of the rupture of a four-inch produced water gathering pipeline on the Meadowlark Midstream system near Williston, North Dakota (“2015 Blacktail Release”). On August 4, 2021, subsidiaries of the Partnership entered into the following agreements to resolve the U.S. federal and North Dakota state governments’ environmental claims with respect to the 2015 Blacktail Release: (i) a Consent Decree with the U.S. Department of Justice (“DOJ”), the U.S. Environmental Protection Agency (“EPA”), and the State of North Dakota (“Consent Decree”); (ii) a Plea Agreement with the United States (“Plea Agreement”); and (iii) a Consent Agreement with the North Dakota Industrial Commission (“Consent Agreement” together with the Consent Decree and Plea Agreement, the “Global Settlement”). As of March 31, 2023 and December 31, 2022, the accrued loss liability for the 2015 Blacktail Release was $28.3 million and are recorded within Other noncurrent liabilities and Accrued settlement payable within the unaudited condensed consolidated balance sheets.
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
15. SEGMENT INFORMATION
As of March 31, 2023, the Partnership’s reportable segments are:
•Rockies – Includes the Partnership’s wholly owned midstream assets located in the Williston Basin and the DJ Basin. In September 2022, the Partnership completed the sale of Bison Midstream and its gas gathering system in Burke and Mountrail Counties, North Dakota to a subsidiary of Steel Reef. Additionally, in December 2022 the Partnership completed the acquisitions of Sterling DJ and Outrigger DJ and their related midstream infrastructure. For additional information regarding these acquisitions and divestitures, see Note 3 - Acquisitions and Divestitures.
•Permian – Includes the Partnership’s equity method investment in Double E and its wholly owned Lane G&P System, which was sold on June 30, 2022 to Matador. For additional information regarding the sale of the Lane G&P System, see Note 3 - Acquisitions and Divestitures.
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

Corporate and Other represents those results that: (i) are not specifically attributable to a reportable segment; (ii) are not individually reportable; or (iii) have not been allocated to a reportable segment for the purpose of evaluating their performance, including certain general and administrative expense items and transaction costs.
Assets by reportable segment follow.

	March 31, 2023	December 31, 2022
	(In thousands)
Assets:
Rockies	$884,652	$886,629
Permian	296,152	298,906
Northeast	591,215	591,091
Piceance	468,433	475,719
Barnett	292,280	295,473
Total reportable segment assets	2,532,732	2,547,818
Corporate and Other	12,703	12,146
Total assets	$2,545,435	$2,559,964
Segment adjusted EBITDA by reportable segment follows.

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Reportable segment adjusted EBITDA
Rockies	$23,130	$15,830
Permian	5,073	4,149
Northeast	17,854	20,068
Piceance	13,983	15,768
Barnett	7,027	9,286
Total of reportable segments' measures of profit	$67,067	$65,101
A reconciliation of income or loss before income taxes and income from equity method investees to total of reportable segments' measures of profit follows.

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Reconciliation of income (loss) before income taxes and income from equity method investees to total of reportable segments' measures of profit:
Loss before income taxes and income from equity method investees	$(19,324)	$(3,990)
Add:
Corporate and Other expense	9,796	3,818
Interest expense	34,223	24,163
Depreciation and amortization (1)	30,059	30,679
Proportional adjusted EBITDA for equity method investees	11,638	10,452
Adjustments related to capital reimbursement activity	(1,186)	(1,728)
Unit-based and noncash compensation	1,929	1,690
(Gain) loss on asset sales, net	(68)	3
Long-lived asset impairment	—	14
Total of reportable segments' measures of profit	$67,067	$65,101
________
(1) Includes the amortization expense associated with our favorable gas gathering contracts as reported in other revenues.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to inform the reader about matters affecting the financial condition and results of operations of the Partnership and its subsidiaries for the periods since December 31, 2022. As a result, the following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this report and the MD&A and the audited consolidated financial statements and related notes that are included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”). Among other things, those financial statements and the related notes include more detailed information regarding the basis of presentation for the following information. This discussion contains forward-looking statements that constitute our plans, estimates and beliefs. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to, those discussed in Forward-Looking Statements. Actual results may differ materially from those contained in any forward-looking statements.
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

The following table presents certain consolidated and reportable segment financial data. For additional information on our reportable segments, see the "Segment Overview for the Three Months Ended March 31, 2023 and 2022" section included herein.

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Net loss	$(14,163)	$(5)
Reportable segment adjusted EBITDA
Northeast	$17,854	$20,068
Rockies	23,130	15,830
Permian	5,073	4,149
Piceance	13,983	15,768
Barnett	7,027	9,286

Net cash provided by operating activities	$49,695	$46,046
Capital expenditures (1)	16,438	8,703
Investment in Double E equity method investee	3,500	8,444

Repayments on ABL Facility	(13,000)	(34,000)
Repayments on Permian Transmission Term Loan	(2,519)	(1,095)
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
Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about, or interpretations of, available information prove to be incorrect, our actual results may vary materially from our expected results. For additional information, see the "Trends and Outlook" section of MD&A included in the 2022 Annual Report.
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
Cost structure optimization and portfolio management. The Partnership intends to improve its capital structure in the future by reducing its indebtedness with free cash flow, and when appropriate, it may pursue opportunistic transactions with the objective of increasing long term unitholder value. This may include opportunistic acquisitions (such as the 2022 DJ Acquisitions), divestitures (such as the disposition of the Lane G&P System and of Bison Midstream), re-allocation of capital to new or existing areas, and development of joint ventures involving our existing midstream assets or new investment opportunities. We believe that our internally generated cash flow, our ABL Facility, the Permian Term Loan Facility, and access to debt (such as the Additional 2026 Secured Notes) or equity will be adequate to finance our strategic initiatives. To attain our overall corporate strategic objectives, we may conduct an asset divestiture, or divestitures, at a transaction valuation that is less than the net book value of the divested asset.
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
Impact of recent increases in interest rates. Increases in interest rates could adversely affect our future ability to obtain financing or materially increase the cost of existing and any additional financing. Since March 2022, the Federal Reserve has raised its target range for the federal funds rate ten times, to a current target range of 5.00-5.25%. The Federal Reserve may pause such rate hikes or increase its target range further. As of March 31, 2023, we had approximately $1.0 billion principal of fixed-rate debt, $317.0 million outstanding under our variable rate ABL Facility and $152.8 million outstanding under the variable rate Permian Transmission Term Loan (see Note 8 - Debt). As of March 31, 2023, we had $137.6 million of interest rate exposure hedged to offset the impact of changes in interest rates on our Permian Transmission Term Loan.
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
Our management uses a variety of financial and operational metrics to analyze our consolidated and segment performance. We view these metrics as important factors in evaluating our profitability. These metrics include:
•throughput volume;
•revenues;
•operation and maintenance expenses;
•capital expenditures; and
•segment adjusted EBITDA.
We review these metrics on a regular basis for consistency and trend analysis. There have been no changes in the composition or characteristics of these metrics during the three months ended March 31, 2023.
Additional Information. For additional information, see the "Results of Operations" section herein and the notes to the unaudited condensed consolidated financial statements. For additional information on how these metrics help us manage our business, see the "How We Evaluate Our Operations" section of MD&A included in the 2022 Annual Report. For information on impending accounting changes that are expected to materially impact our financial results reported in future periods, see Note 2 – Summary of Significant Accounting Policies and Recently Issued Accounting Standards Applicable to the Partnership.

Results of Operations
Consolidated Overview for the Three Months Ended March 31, 2023 and 2022
The following table presents certain consolidated financial and operating data.

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Revenues:
Gathering services and related fees	$57,371	$64,020
Natural gas, NGLs and condensate sales	49,163	22,458
Other revenues	5,965	9,648
Total revenues	112,499	96,126
Costs and expenses:
Cost of natural gas and NGLs	30,882	22,251
Operation and maintenance	23,972	17,062
General and administrative	9,987	12,960
Depreciation and amortization	29,824	30,445
Transaction costs	302	246
Acquisition integration costs	1,502	—
(Gain) loss on asset sales, net	(68)	3
Long-lived asset impairment	—	14
Total costs and expenses	96,401	82,981
Other income (expense), net	56	—
Gain (loss) on interest rate swaps	(1,273)	7,028
Gain on sale of business	18	—
Interest expense	(34,223)	(24,163)
Loss before income taxes and equity method investment income	(19,324)	(3,990)
Income tax (expense) benefit	252	(50)
Income from equity method investees	4,909	4,035
Net loss	$(14,163)	$(5)

Volume throughput (1):
Aggregate average daily throughput - natural gas (MMcf/d)	1,185	1,306
Aggregate average daily throughput - liquids (Mbbl/d)	74	65
________
(1)Excludes volume throughput for Ohio Gathering and Double E. For additional information, see the Northeast and Permian sections herein under the caption “Segment Overview for the Three Months Ended March 31, 2023 and 2022”.

Volumes – Gas. Natural gas throughput volumes decreased 121 MMcf/d for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily reflecting:
•a volume throughput decrease of 150 MMcf/d for the Northeast segment.
•a volume throughput decrease of 25 MMcf/d for the Piceance segment.
•a volume throughput decrease of 27 MMcf/d for the Permian segment.
•a volume throughput increase of 79 MMcf/d for the Rockies segment.
•a volume throughput increase of 2 MMcf/d for the Barnett segment.
Volumes – Liquids. Crude oil and produced water throughput volumes at the Rockies segment increased for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily as a result of 53 new well connections that came online subsequent to March 31, 2022, offset by natural production declines and weather related downtime.
For additional information on volumes, see the "Segment Overview for the Three Months Ended March 31, 2023 and 2022" section herein.
Revenues. Total revenues increased $16.4 million during the three months ended March 31, 2023 compared to the prior year period, comprised of a $26.7 million increase in natural gas, NGLs and condensate sales, offset by a $6.6 million decrease in gathering services and related fees and a $3.7 million decrease in Other Revenue.
Gathering Services and Related Fees. Gathering services and related fees decreased $6.6 million compared to the three months ended March 31, 2022, primarily reflecting:
•a $1.0 million decrease in the Piceance, primarily due to decreased volume throughput and the expiration of a customer’s minimum volume commitment;
•a $1.9 million decrease in the Northeast, primarily due to decreased volume throughput;
•a $2.5 million decrease in the Rockies, primarily due to the sale of Bison Midstream in September 2022.
Natural Gas, NGLs and Condensate Sales. Natural gas, NGLs and condensate revenues increased $26.7 million compared to the three months ended March 31, 2022, primarily reflecting:
•a $33.7 million increase in revenues in the Rockies, primarily as a result of the 2022 DJ Acquisitions in December 2022; offset by
•a $6.9 million decrease in revenues from the Permian as a result of the disposition of the Lane G&P System in June 2022.
Costs and Expenses. Total costs and expenses increased $13.4 million during the three months ended March 31, 2023 compared to the three months ended March 31, 2022.
Cost of Natural Gas and NGLs. Cost of natural gas and NGLs increased $8.6 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily driven by the acquisition of Sterling DJ in December 2022.
Operation and Maintenance. Operation and maintenance expense increased $6.9 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily as a result of the acquisitions of Sterling DJ and Outrigger DJ in December 2022, partially offset by the 2022 dispositions of the Lane G&P System in June 2022 and Bison Midstream in September 2022.
General and Administrative. General and administrative expense decreased $3.0 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to $2.4 million of employee severance costs incurred during the three months ended March 31, 2022.
Acquisition Integration Costs. Acquisition integration costs increased $1.5 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022 as a result of our December 2022 acquisitions of Sterling DJ and Outrigger DJ.
Depreciation and Amortization. Depreciation and amortization expense decreased $0.6 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.
Interest Expense. The increase in interest expense for the three month period ended March 31, 2023, compared to three months ended March 31, 2022, primarily resulted from higher interest costs from the issuance of the additional principal amounts of the 2026 Secured Notes, borrowings on the Permian Transmission Term Loan, higher amortization expense of debt issuance costs and an increase of 50 basis points on the interest rate of our 2026 Secured Notes. Interest expense does not include the impact of gains or losses from our interest rate swaps entered into for the Permian Transmission Credit Facility.

Segment Overview for the Three Months Ended March 31, 2023 and 2022
Northeast.
Volume throughput for the Northeast reportable segment follows.

	Northeast
	Three Months Ended March 31,
	2023	2022	Percentage Change
Average daily throughput (MMcf/d)	591	741	(20)%
Average daily throughput (MMcf/d) (Ohio Gathering)	636	598	6%
Volume throughput for the Northeast, excluding Ohio Gathering, decreased 20% compared to the three months ended March 31, 2022, primarily due to natural production declines as well as frac-protect activities during the three months ended March 31, 2023 which decreased average daily throughput by approximately 20 MMcf/d for the three months ended March 31, 2023, partially offset by 18 well connections that came online subsequent to March 31, 2022.
Volume throughput for the Ohio Gathering system increased 6% compared to the three months ended March 31, 2022, primarily as a result of 38 new well connections that came online subsequent to March 31, 2022, partially offset by natural production declines and approximately 50 MMcf/d of volume shut-in for frac-protect activities.
Financial data for our Northeast reportable segment follows.

	Northeast
	Three Months Ended March 31,
	2023	2022	Percentage Change
	(In thousands)
Revenues:
Gathering services and related fees	$12,755	$14,636	(13)%
Total revenues	12,755	14,636	(13)%
Costs and expenses:
Operation and maintenance	2,085	1,647	27%
General and administrative	210	183	15%
Depreciation and amortization	4,453	4,300	4%
Gain on asset sales, net	—	(10)	*
Total costs and expenses	6,748	6,120	10%
Add:
Depreciation and amortization	4,453	4,300
Adjustments related to capital reimbursement activity	(20)	(20)
Gain on asset sales, net	—	(10)
Proportional adjusted EBITDA for Ohio Gathering	7,414	7,276	2%
Other	—	6
Segment adjusted EBITDA	$17,854	$20,068	(11)%
* Not considered meaningful
Three months ended March 31, 2023. Segment adjusted EBITDA decreased $2.2 million, compared to the three months ended March 31, 2022 primarily as a result of a $1.9 million decrease in revenue from gathering services and related fees as a result of lower volume throughput discussed above.

Rockies.
Volume throughput for our Rockies reportable segment follows.

	Rockies
	Three Months Ended March 31,
	2023	2022	Percentage Change
Aggregate average daily throughput - natural gas (MMcf/d)	108	29	272%
Aggregate average daily throughput - liquids (Mbbl/d)	74	65	14%
Natural gas. Natural gas volume throughput increased 272% compared to the three months ended March 31, 2022, primarily reflecting the 2022 DJ Acquisitions in December 2022 and 35 new well connections that came online subsequent to March 31, 2022, partially offset by the sale of Bison Midstream in September 2022. Aggregate average daily throughput for the three months ended March 31, 2022 includes 11 MMcf/d related to Bison Midstream assets, which have been sold.
Liquids. Liquids volume throughput increased 14% compared to the three months ended March 31, 2022, primarily associated with 53 new well connections that came online subsequent to March 31, 2022, including 23 which came online in the three months ended March 31, 2023.
Financial data for our Rockies reportable segment follows.

	Rockies
	Three Months Ended March 31,
	2023		2022	Percentage Change
	(In thousands)
Revenues:
Gathering services and related fees	$15,303		$17,789	(14)%
Natural gas, NGLs and condensate sales	47,329		13,659	247%
Other revenues	2,619		5,157	(49)%
Total revenues	65,251		36,605	78%
Costs and expenses:
Cost of natural gas and NGLs	29,808		13,422	122%
Operation and maintenance	12,069		6,212	94%
General and administrative	673		684	(2%)
Depreciation and amortization	8,378		7,448	12%
Integration costs	411		—	*
(Gain) loss on asset sales, net	(57)		14	*
Long-lived asset impairment	—		13	*
Total costs and expenses	51,282		27,793	85%
Add:
Depreciation and amortization	8,378		7,448
Integration costs	411		—
Adjustments related to capital reimbursement activity	404		(478)
(Gain) loss on asset sales, net	(57)		14
Long-lived asset impairment	—		13
Other	25	—	21
Segment adjusted EBITDA	$23,130		$15,830	46%
* Not considered meaningful

Three months ended March 31, 2023. Segment adjusted EBITDA increased $7.3 million, compared to the three months ended March 31, 2022 primarily due to the 2022 DJ Acquisitions in December 2022, partially offset by the sale of Bison Midstream in September 2022.

Permian.
Volume throughput for our Permian reportable segment follows.

	Permian
	Three Months Ended March 31,
	2023	2022	Percentage Change
Average daily throughput (MMcf/d)	n/a	27	n/a
Average daily throughput (MMcf/d) (Double E)	264	187	41%
On June 30, 2022, we completed the sale of our Lane G&P System.
Volume throughput for Double E increased 41% for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, as a result of increased shipments on the Double E Pipeline.
The following table presents the MVC quantities that Double E’s shippers have contracted to with firm transportation service agreements and related negotiated rate agreements.

(Amounts in MMBTU/day)	Weighted average MVC quantities for the year ended December 31,
2023	831,096
2024	986,803
2025	1,000,000
2026	1,000,000
2027	1,000,000
2028	1,000,000
2029	1,000,000
2030	1,000,000
2031	879,452

Financial data for our Permian reportable segment follows.

	Permian
	Three Months Ended March 31,
	2023	2022	Percentage Change
	(In thousands)
Revenues:
Gathering services and related fees	$—	$1,847	*
Natural gas, NGLs and condensate sales	—	6,867	*
Other revenues	893	1,019	(12%)
Total revenues	893	9,733	(91)%
Costs and expenses:
Cost of natural gas and NGLs	—	7,092	*
Operation and maintenance	—	1,304	*
General and administrative	44	363	(88)%
Depreciation and amortization	—	1,497	*
Total costs and expenses	44	10,256	*
Add:
Depreciation and amortization	—	1,497
Proportional adjusted EBITDA for Double E	4,224	3,175	33%
Segment adjusted EBITDA	$5,073	$4,149	22%
*Not considered meaningful
Three months ended March 31, 2023. Segment adjusted EBITDA increased $0.9 million compared to the three months ended March 31, 2022, primarily as a result of an increase in proportional adjusted EBITDA from our equity method investment in Double E.

Piceance.
Volume throughput for our Piceance reportable segment follows.

	Piceance
	Three Months Ended March 31,
	2023	2022	Percentage Change
Aggregate average daily throughput (MMcf/d)	287	312	(8%)
Volume throughput decreased 8% compared to the three months ended March 31, 2022, as a result of natural production decline, partially offset by 8 new well connections that came online in March 2023.
Financial data for our Piceance reportable segment follows.

	Piceance
	Three Months Ended March 31,
	2023	2022	Percentage Change
	(In thousands)
Revenues:
Gathering services and related fees	$19,119	$20,071	(5%)
Natural gas, NGLs and condensate sales	1,641	1,895	(13)%
Other revenues	1,426	1,275	12%
Total revenues	22,186	23,241	(5%)
Costs and expenses:
Cost of natural gas and NGLs	1,074	1,108	(3)%
Operation and maintenance	5,749	5,273	9%
General and administrative	239	328	(27)%
Depreciation and amortization	12,881	12,780	1%
Gain on asset sales, net	(4)	—	*
Total costs and expenses	19,939	19,489	2%
Add:
Depreciation and amortization	12,881	12,780
Adjustments related to capital reimbursement activity	(1,245)	(899)
Gain on asset sales, net	(4)	—
Other	104	135
Segment adjusted EBITDA	$13,983	$15,768	(11%)
________
*Not considered meaningful
Three months ended March 31, 2023. Segment adjusted EBITDA decreased $1.8 million, compared to the three months ended March 31, 2022, primarily reflecting a decrease in volume throughput as a result of natural production declines and reduction in a certain customer’s minimum volume commitment that expired in 2022, partially offset by 8 new well connections that came online in March 2023.

Barnett.
Volume throughput for our Barnett reportable segment follows.

	Barnett
	Three Months Ended March 31,
	2023	2022	Percentage Change
Average daily throughput (MMcf/d)	199	197	1%
Volume throughput increased 1% compared to the three months ended March 31, 2022, primarily as a result of 12 wells that came online subsequent to March 31, 2022, partially offset by natural production declines and approximately 6 MMcf/d of volume shut-in for frac-protect activities.
Financial data for our Barnett reportable segment follows.

	Barnett
	Three Months Ended March 31,
	2023	2022	Percentage Change
	(In thousands)
Revenues:
Gathering services and related fees	$10,194	$9,677	5%
Natural gas, NGLs and condensate sales	193	—	*
Other revenues (1)	1,064	2,063	(48%)
Total revenues	11,451	11,740	(2%)
Costs and expenses:
Operation and maintenance	4,069	2,124	92%
General and administrative	265	242	10%
Depreciation and amortization	3,805	3,792	—
Total costs and expenses	8,139	6,158	32%
Add:
Depreciation and amortization	4,039	4,026
Adjustments related to capital reimbursement activity	(324)	(327)
Other	—	5
Segment adjusted EBITDA	$7,027	$9,286	(24)%
________
*Not considered meaningful
(1)Includes the amortization expense associated with our favorable gas gathering contracts as reported in Other revenues.
Three months ended March 31, 2023. Segment adjusted EBITDA decreased $2.3 million, compared to the three months ended March 31, 2022, primarily as a result of $1.7 million of commercial settlements that benefited the segment’s financial results in the first quarter of 2022 and did not occur for the remainder of 2022 or during the three months ended March 31, 2023.

Corporate and Other Overview for the Three Months Ended March 31, 2023 and 2022
Corporate and Other represents those results that are not specifically attributable to a reportable segment or that have not been allocated to our reportable segments, including certain general and administrative expense items, transaction costs and interest expense.

	Corporate and Other
	Three Months Ended March 31,
	2023	2022	Percentage Change
	(In thousands)
Costs and expenses:
Operation and maintenance	$—	$502	*
General and administrative	8,556	11,157	(23)%
Transaction costs	302	246	*
Interest expense	34,223	24,163	42%
________
* Not considered meaningful
General and Administrative. General and administrative expense decreased by $2.6 million, compared to the three months ended March 31, 2022, primarily related to $2.4 million of employee severance costs incurred during the three months ended March 31, 2022.
Interest Expense. The increase in interest expense for the three months ended March 31, 2023, compared to three months ended March 31, 2022, primarily resulted from higher interest costs from the issuance of the additional principal amounts of the 2026 Secured Notes and borrowings on the Permian Transmission Term Loan, higher amortization expense of debt issuance costs and an increase of 50 basis points on the interest rate of our 2026 Secured Notes. Interest expense does not include the impact of gains or losses from our interest rate swaps entered into for the Permian Transmission Credit Facility.
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
We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of March 31, 2023, our material off-balance sheet arrangements and transactions include (i) letters of credit outstanding against our ABL Facility aggregating to $4.3 million, and (ii) letters of credit outstanding against our Permian Transmission Credit Facility aggregating to $10.5 million. There are no other transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of our capital resources.

Indebtedness Compliance as of March 31, 2023. As of March 31, 2023, we were in compliance with all covenants contained in the Senior Notes, the ABL Facility and the Permian Transmission Credit Facility. The ABL Facility requires that Summit Holdings not permit (i) the First Lien Net Leverage Ratio (as defined in the ABL Agreement) as of the last day of any fiscal quarter to be greater than 2.50:1.00, or (ii) the Interest Coverage Ratio (as defined in the ABL Agreement) as of the last day of any fiscal quarter to be less than 2.00:1.00. As of March 31, 2023, the First Lien Net Leverage Ratio and Interest Coverage Ratio was 1.24:1.00 and 2.37:1.00, respectively.
Credit Agreements and Financing Activities
ABL Facility. As of March 31, 2023, we had a $400.0 million revolving ABL Facility with a maturity date of May 1, 2026. As of March 31, 2023, the outstanding balance of the ABL Facility was $317.0 million and the available borrowing capacity totaled $78.7 million after giving effect to the issuance thereunder of $4.3 million of outstanding but undrawn irrevocable standby letters of credit.
2025 Senior Notes. In February 2017, the Co-Issuers co-issued $500.0 million of 5.75% senior unsecured notes maturing April 15, 2025 (the “2025 Senior Notes”). As of March 31, 2023, the outstanding balance of the 2025 Senior Notes was $259.5 million. The 2025 Senior Notes are senior, unsecured obligations and rank equally in right of payment with all of our existing and future senior obligations. The 2025 Senior Notes are effectively subordinated in right of payment to all of our secured indebtedness, to the extent of the collateral securing such indebtedness. As of March 31, 2023, the Co-Issuers could redeem all or part of the 2025 Senior Notes at a redemption price of 101.438% (and such redemption price has subsequently declined to 100.000% on April 15, 2023), plus accrued and unpaid interest, if any, to, but not including, the redemption date.
2026 Secured Notes. In November 2021, we issued $700.0 million of the 2026 Secured Notes, at a price of 98.5% of face value. Additionally, in November 2022, in connection with the 2022 DJ Acquisitions, we issued an additional $85.0 million of 2026 Secured Notes at a price of 99.26% of their face value. The Co-Issuers pay interest on the 2026 Secured Notes semi-annually on April 15 and October 15 of each year, and the 2026 Secured Notes are jointly and severally guaranteed, on a senior second-priority secured basis (subject to permitted liens), by us and each of our restricted subsidiaries that is an obligor under the ABL Facility, or under the 2025 Senior Notes on the issue date of the 2026 Secured Notes. As of March 31, 2023, the outstanding balance of the 2026 Secured Notes was $785.0 million.
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
Starting in the first quarter of 2023 with respect to the fiscal year ended 2022, and continuing annually through the fiscal year ended 2025, we are required under the terms of the 2026 Secured Notes Indenture to, if it has Excess Cash Flow (as defined in the 2026 Secured Notes Indenture), and subject to its ability to make such an offer under the ABL Facility, offer to purchase an amount of the 2026 Secured Notes, at 100% of the principal amount plus accrued and unpaid interest, equal to 100% of the Excess Cash Flow generated in the prior year. Generally, if we do not offer to purchase designated annual amounts of its 2026 Secured Notes or reduce its first lien capacity under the 2026 Secured Notes Indenture per annum from 2023 through 2025, the interest rate on the 2026 Secured Notes is subject to certain rate escalations. Per the terms of the 2026 Secured Notes Indenture, the designated amounts are $50.0 million aggregate principal amount of the 2026 Secured Notes by April 1, 2023, otherwise the interest rate shall automatically increase by 50 basis points per annum; $100.0 million aggregate principal amount of the 2026 Secured Notes by April 1, 2024, otherwise the interest rate shall automatically increase by 100 basis points per annum (minus any amount previously increased); and $200.0 million aggregate principal amount of the 2026 Secured Notes by April 1, 2025, otherwise the interest rate shall automatically increase by 200 basis points per annum (minus any amount previously increased).
To the extent we make an offer to purchase, and the offer is not fully accepted by the holders of the 2026 Secured Notes, we may use any remaining amount not accepted for any purpose not prohibited by the 2026 Secured Notes Indenture, or the ABL Facility. Based on the amount of our Excess Cash Flow for the fiscal year ended 2022, we were not able to make offers to purchase in the designated amount for the fiscal year ended 2022; as a result, the interest rate on the 2026 Secured Notes increased 50 basis points to 9.00% effective with the first payment on April 1, 2023, resulting in increased annual interest expense of approximately $3.9 million.
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

Cash Flows
The components of the net change in cash and cash equivalents were as follows:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Net cash provided by operating activities	$49,695	$46,046
Net cash used in investing activities	(22,549)	(15,297)
Net cash used in financing activities	(17,394)	(37,841)
Net change in cash, cash equivalents and restricted cash	$9,752	$(7,092)
Operating activities.
Cash flows provided by operating activities for the three months ended March 31, 2023 primarily reflected:
•a loss of $14.2 million plus positive adjustments of $43.7 million for non-cash operating items.
•a $20.1 million increase in working capital accounts.
Cash flows provided by operating activities for the three months ended March 31, 2022 primarily reflected:
•a $12.5 million increase in working capital accounts; and
•positive adjustments of $33.6 million for non-cash items.
Investing activities.
Cash flows used in investing activities during the three months ended March 31, 2023 primarily reflected:
•$16.4 million of cash outflows for capital expenditures; and
•$3.5 million of cash investments in the Double E Project.
Cash flows used in investing activities during the three months ended March 31, 2022 primarily reflected:
•$8.4 million for cash investments in the Double E Project;
•$8.7 million of cash outflows for capital expenditures; offset by
•$1.9 million of cash proceeds from the sale of compressors.
Financing activities.
Cash flows used in financing activities during the three months ended March 31, 2023 primarily reflected:
•$13.0 million of cash outflow for repayments on the ABL Facility,
•$2.5 million of cash outflow for repayments on the Permian Transmission Term Loan.
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

For the three months ended March 31, 2023, cash paid for capital expenditures totaled $16.4 million which included $4.2 million of maintenance capital expenditures. For the three months ended March 31, 2023, there were no contributions to Ohio Gathering and we contributed $3.5 million to Double E.
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
We estimate that our 2023 capital program will range from $45.0 million to $65.0 million, including between $10.0 million and $15.0 million of maintenance capital expenditures. We estimate that our 2023 investment in our Double E equity method investee will be approximately $5.0 million.
There are a number of risks and uncertainties that could cause our current expectations to change, including, but not limited to, (i) the ability to reach agreements with third parties; (ii) prevailing conditions and outlook in the natural gas, crude oil and NGLs and markets, and (iii) our ability to obtain financing from commercial banks, the capital markets, or other financing sources.
Excess Cash Flow Offers to Purchase.
Starting in the first quarter of 2023 with respect to the fiscal year ended 2022, and continuing annually through the fiscal year 2025, we are required under the terms of the 2026 Secured Notes Indenture to, if it has Excess Cash Flow (as defined in the 2026 Secured Notes Indenture), and subject to its ability to make such an offer under the ABL Facility, offer to purchase an amount of the 2026 Secured Notes, at 100% of the principal amount plus accrued and unpaid interest, equal to 100% of the Excess Cash Flow generated in the prior year. Excess Cash Flow is generally defined as consolidated cash flow minus the sum of capital expenditures and cash payments in respect of permitted investments and permitted restricted payments.
Generally, if we do not offer to purchase designated annual amounts of its 2026 Secured Notes or reduce its first lien capacity under the 2026 Secured Notes Indenture per annum from 2023 through 2025, the interest rate on the 2026 Secured Notes is subject to certain rate escalations. Per the terms of the 2026 Secured Notes Indenture, the designated amounts are to offer to purchase $50.0 million aggregate principal amount of the 2026 Secured Notes by April 1, 2023, otherwise the interest rate shall automatically increase by 50 basis points per annum; $100.0 million aggregate principal amount of the 2026 Secured Notes by April 1, 2024, otherwise the interest rate shall automatically increase by 100 basis points per annum (minus any amount previously increased); and $200.0 million aggregate principal amount of the 2026 Secured Notes by April 1, 2025, otherwise the interest rate shall automatically increase by 200 basis points per annum (minus any amount previously increased). Based on the amount of our Excess Cash Flow for the fiscal year ended 2022, we did not make offers to purchase the designated amount for the fiscal year ended 2022; and as a result, the interest rate on the 2026 Secured Notes increased 50 basis points to 9.00% effective with the first payment on April 1, 2023, resulting in increased annual interest expense of approximately $3.9 million. To the extent we makes an offer to purchase, and the offer is not fully accepted by the holders of the 2026 Secured Notes, we may use any remaining amount not accepted for any purpose not prohibited by the 2026 Secured Notes Indenture or the ABL Facility.
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

Off-Balance Sheet Arrangements
During the three months ended March 31, 2023, there were no material changes to the off-balance sheet obligations disclosed in our 2022 Annual Report.
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
The summarized financial information below presents the activities and balances of Bison Midstream, Summit Permian and Summit Finance as guarantor subsidiaries for all summarized income statement periods and balance sheet dates presented in which they were owned by the Partnership. Bison Midstream, Summit Permian and Permian Finance were not included in the Partnership’s balance sheet as of December 31, 2022.
A list of each of SMLP’s subsidiaries that is a guarantor, issuer or co-issuer of our registered securities subject to the reporting requirements in Release 33-10762 is filed as Exhibit 22.1 to this report.

Summarized Balance Sheet Information. Summarized balance sheet information as of March 31, 2023 and December 31, 2022 follows.

	March 31, 2023
	SMLP	Obligor Group
	(In thousands)
Assets
Current assets	$3,523	$85,033
Noncurrent assets	8,943	2,118,019

Liabilities
Current liabilities	$8,347	$100,571
Noncurrent liabilities	2,147	1,400,180

	December 31, 2022
	SMLP	Obligor Group
	(In thousands)
Assets
Current assets	$2,553	$86,443
Noncurrent assets	8,274	2,130,052

Liabilities
Current liabilities	$16,345	$79,841
Noncurrent liabilities	2,172	1,410,370
Summarized Statements of Operations Information. For the purposes of the following summarized statements of operations, we allocate a portion of general and administrative expenses recognized at the SMLP parent to the Obligor Group to reflect what those entities' results would have been had they operated on a stand-alone basis. Summarized statements of operations for the three months ended March 31, 2023 and for the year ended December 31, 2022 follow.

	Three Months Ended March 31, 2023
	SMLP	Obligor Group
	(In thousands)
Total revenues	$—	$112,480
Total costs and expenses	597	94,101
Loss before income taxes and income from equity method investees	(597)	(12,926)
Income from equity method investees	—	3,191
Net loss	$(345)	$(9,735)

	Year Ended December 31, 2022
	SMLP	Obligor Group
	(In thousands)
Total revenues	$—	$369,592
Total costs and expenses	10,505	411,640
Loss before income taxes and income from equity method investees	(10,505)	(136,912)
Income from equity method investees	—	13,358
Net loss	$(10,827)	$(123,554)
Critical Accounting Estimates
We prepare our financial statements in accordance with GAAP. These principles are established by the FASB. We employ methods, estimates and assumptions based on currently available information when recording transactions resulting from business operations. There have been no significant changes to our critical accounting estimates from those disclosed on Form 10-K for the fiscal year ended December 31, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our interest rate risk exposure, which is largely related to our indebtedness, has not changed materially since December 31, 2022. As of March 31, 2023, we had approximately $1.0 billion principal of fixed-rate debt, $317.0 million outstanding under our variable rate ABL Facility and $152.8 million outstanding under the variable rate Permian Transmission Term Loan (see Note 8 - Debt). As of March 31, 2023, we had $137.6 million of interest rate exposure hedged to offset the impact of changes in interest rates on our Permian Transmission Term Loan. While existing fixed-rate debt mitigates the downside impact of fluctuations in interest rates, future issuances of long-term debt could be impacted by increases in interest rates, which could result in higher overall interest costs. In addition, the borrowings under our ABL Facility, which have a variable interest rate, also expose us to the risk of increasing interest rates. For additional information, see the "Interest Rate Risk" section included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the 2022 Annual Report and updates to our risk factors included herein.
Commodity Price Risk
We generate a majority of our revenues pursuant to primarily long-term and fee-based gathering agreements, many of which include MVCs and areas of mutual interest. Our direct commodity price exposure relates to (i) the sale of physical natural gas and/or NGLs purchased under percentage-of-proceeds and other processing arrangements with certain of our customers in the Rockies and Piceance segments, (ii) the sale of natural gas we retain from certain Barnett segment customers and (iii) the sale of condensate we retain from certain gathering services in the Piceance segment. Our gathering agreements with certain Barnett customers permit us to retain a certain quantity of natural gas that we sell to offset the power costs we incur to operate our electric-drive compression assets. We manage our direct exposure to natural gas and power prices through the use of forward power purchase contracts with wholesale power providers that require us to purchase a fixed quantity of power at a fixed heat rate based on prevailing natural gas prices on the Henry Hub Index. We sell retainage natural gas at prices that are based on the Atmos Zone 3 Index. By basing the power prices on a system and basin-relevant market, we are able to closely associate the relationship between the compression electricity expense and natural gas retainage sales. We do not enter into risk management contracts for speculative purposes. Our current commodity price risk exposure has not changed materially since December 31, 2022. For additional information, see the "Commodity Price Risk" section included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the 2022 Annual Report.
Item 4. Controls and Procedures.
Under the direction of our General Partner's Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of March 31, 2023 and (ii) no change in internal control over financial reporting occurred during the quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Fiberspar Corporation. On May 3, 2022, Fiberspar Corporation filed a petition in state court alleging over $5.0 million owed but not paid for orders of pipeline product from Fiberspar. The petition asserts causes of action for breach of contract and suit on sworn account. A civil action on the same claims had been filed by Fiberspar in 2016 but was dismissed without prejudice pursuant to a standstill and tolling agreement that expired in 2021. We filed an answer on September 6, 2022 denying Fiberspar’s claims and asserting counter claims. The case is pending in the District Court of Harris County, Texas. It is currently set for trial in July 2023, but the parties have filed a joint motion for a continuance seeking a trial date in or after October 2023. We are unable to predict the final outcome of this matter.
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
On December 6, 2021, the U.S. District Court accepted the Plea Agreement. This settlement resulted in losses amounting to $36.3 million and will be paid over six years, of which we have paid $8.0 million as of March 31, 2023.
Verdad Resources. Verdad Resources LLC (“Verdad”) filed a complaint in Colorado state court for the district of Weld County against Sterling Energy Investments LLC (“Sterling”), Golden Resources, Inc., and Grasslands Energy Marketing LLC (“Grasslands”) on October 20, 2022, and amended on December 6, 2022 to exclude Golden Resources, Inc. as a defendant. In connection with the 2022 DJ Acquisitions, Sterling and Grasslands became subsidiaries of the Partnership. Verdad claims that Sterling did not have the right to assess marketing fees passed through from Grasslands’ purchase and resale of residue natural gas and natural gas liquids from Sterling. The relief requested by Verdad includes approximately $3.6 million in damages plus pre-judgment interest as well as declaratory relief and recovery of costs. We are unable to predict the final outcome of this matter.

Highpoint Operating Corporation. Sterling and Highpoint Operating Corporation (“Highpoint”) are parties to a gas gathering agreement (the “Highpoint Agreement”). Sterling sued Highpoint in Colorado state court for the district of Denver County on June 15, 2020, alleging that Highpoint breached the Highpoint Agreement and seeking damages. Highpoint asserted counterclaims alleging that Sterling breached the Highpoint Agreement. In October 2021, after a bench trial, the court found against Sterling and in favor of Highpoint’s counterclaims. The court awarded Highpoint $2.4 million in damages. In December 2021, Sterling posted an appeal bond and filed its Notice of Appeal. In February 2022, the Colorado Court of Appeals granted Sterling’s Motion to Stay Execution of Judgment. On March 7, 2023, Summit DJ-S and Highpoint entered into a Confidential Settlement and Release Agreement that fully resolved all claims between the parties. On March 27, 2023, Highpoint filed a Notice of Satisfaction of Merits Judgment and Costs Award and the matter is now closed.
Sage Natural Resources. In July 2022, the Partnership’s subsidiary DFW Midstream Services LLC filed a petition in the District Court of Dallas County, Texas seeking payment of almost $1.0 million in electric power costs for gathering services provided to Sage Natural Resources, LLC in 2021-2022. Sage has denied the amounts are owed and has filed counterclaims seeking damages and other relief for DFW’s alleged breaches of the gathering agreement. A non-jury trial is currently scheduled for February 2024, and we are unable to predict the final outcome of this matter.
Item 1A. Risk Factors.
The risk factors contained in the Item 1A. Risk Factors of the 2022 Annual Report are incorporated herein by reference except to the extent they address risks arising from or relating to the failure of events described therein to occur, which events have since occurred.
Item 5. Other Information.
None.
Item 6. Exhibits.

Exhibit number		Description
3.1
Fourth Amended and Restated Agreement of Limited Partnership of Summit Midstream Partners, LP, dated May 28, 2020 (Incorporated herein by reference to Exhibit 3.1 to SMLP’s Current Report on Form 8-K dated June 2, 2020 (Commission File No. 001-35666))

3.2
First Amendment to Fourth Amended and Restated Agreement of Limited Partnership of Summit Midstream Partners, LP, dated February 23, 2023 (Incorporated herein by reference to Exhibit 3.2 to SMLP's Annual Report on Form 10-K filed March 1, 2023 (Commission File No. 001-35666))

3.3
Second Amended and Restated Limited Liability Company Agreement of Summit Midstream GP, LLC, dated May 28, 2020 (Incorporated herein by reference to Exhibit 3.2 to SMLP's Current Report on Form 8-K filed June 2, 2020 (Commission File No. 001-35666))

3.4
Certificate of Limited Partnership of Summit Midstream Partners, LP (Incorporated herein by reference to Exhibit 3.1 to SMLP's Form S-1 Registration Statement dated August 21, 2012 (Commission File No. 333-183466))

3.5		Certificate of Formation of Summit Midstream GP, LLC (Incorporated herein by reference to Exhibit 3.4 to SMLP's Form S-1 Registration Statement dated August 21, 2012 (Commission File No. 333-183466))
22.1
Summit Midstream Partners, LP Subsidiary Issuers and Guarantors of Registered Securities (Incorporated herein by reference to Exhibit 22.1 to SMLP's Annual Report on Form 10-K filed March 1, 2023 (Commission File No. 001-35666))

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

Summit Midstream Partners, LP
(Registrant)

By: Summit Midstream GP, LLC (its General Partner)

May 5, 2023	/s/ WILLIAM J. MAULT
William J. Mault, Executive Vice President and Chief Financial Officer (Principal Financial Officer)