Form 10-Q
period 2023-06-30
Summit Midstream Partners, LP
filed 2023-08-09
CIK 1549922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	As of August 9, 2023
Common Units	10,376,189 units

COMMONLY USED OR DEFINED TERMS

2015 Blacktail Release	a 2015 rupture of our four-inch produced water gathering pipeline near Williston, North Dakota
2025 Senior Notes	Summit Holdings' and Finance Corp.’s 5.75% senior unsecured notes due April 2025
2026 Secured Notes	Summit Holdings' and Finance Corp.’s 8.500% senior secured second lien notes due 2026
2026 Secured Notes Indenture	Indenture, dated as of November 2, 2021, by and among Summit Holdings, Finance Corp., the guarantors party thereto and Regions Bank, as trustee
ABL Facility	the asset-based lending credit facility governed by the ABL Agreement
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

ASU	Accounting Standards Update
Bcf/d	one billion cubic feet per day
Bison Midstream	Bison Midstream, LLC
Board of Directors	the board of directors of our General Partner
condensate	a natural gas liquid with a low vapor pressure, mainly composed of propane, butane, pentane and heavier hydrocarbon fractions
Co-Issuers	Summit Holdings and Finance Corp.
DFW Midstream	DFW Midstream Services LLC
DJ Basin	Denver-Julesburg Basin
Double E	Double E Pipeline, LLC
Double E Pipeline	a 135 mile, 1.35 Bcf/d, FERC-regulated interstate natural gas transmission pipeline that commenced operations in November 2021 and provides transportation service from receipt points in the Delaware Basin to various delivery points in and around the Waha hub in Texas

Double E Project	the development and construction of the Double E Pipeline
ECP	Energy Capital Partners II, LLC and its parallel and co-investment funds
EPA	Environmental Protection Agency
EPU	earnings or loss per unit
FASB	Financial Accounting Standards Board

Finance Corp.	Summit Midstream Finance Corp.
fracking	the process of injecting liquid at high pressure into subterranean rocks, boreholes, etc. so as to force open existing fissures and extract oil or gas
frac-protect activities	activities that are designed to protect existing hydrocarbon wells from harm by shutting in existing hydrocarbon production until new well activities have concluded
GAAP	accounting principles generally accepted in the United States of America
General Partner	Summit Midstream GP, LLC
GP	general partner
Grand River	Grand River Gathering, LLC
Guarantor Subsidiaries	Grand River and its subsidiaries, DFW Midstream, Summit Marketing, Summit Permian, Permian Finance, OpCo, Summit Utica, Meadowlark Midstream, Summit Permian II, Mountaineer Midstream, Epping, Red Rock, Polar Midstream and Summit Niobrara
Hub	geographic location of a storage facility and multiple pipeline interconnections
LIBOR	London Interbank Offered Rate
Mbbl/d	one thousand barrels per day
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
Meadowlark Midstream	Meadowlark Midstream Company, LLC
MMBTU	metric million British thermal units
MMcf/d	one million cubic feet per day
Mountaineer Midstream	Mountaineer Midstream Company, LLC
MVC	minimum volume commitment
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

Senior Notes	The 2025 Senior Notes and the 2026 Secured Notes, collectively
Series A Preferred Units	Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units
shortfall payment	the payment received from a counterparty when its volume throughput does not meet its MVC for the applicable period
SMLP	Summit Midstream Partners, LP
SMLP LTIP	SMLP Long-Term Incentive Plan
SMP Holdings	Summit Midstream Partners Holdings, LLC, also known as SMPH
SOFR	Secured Overnight Financing Rate
Subsidiary Series A Preferred Units	Series A Fixed Rate Cumulative Redeemable Preferred Units issued by Permian Holdco

Summit Holdings	Summit Midstream Holdings, LLC
Summit Investments	Summit Midstream Partners, LLC
Summit Marketing	Summit Midstream Marketing, LLC
Summit Niobrara	Summit Midstream Niobrara, LLC
Summit Permian	Summit Midstream Permian, LLC
Summit Permian II	Summit Midstream Permian II, LLC
Summit Permian Transmission	Summit Permian Transmission, LLC
Summit Utica	Summit Midstream Utica, LLC
the Partnership	Summit Midstream Partners, LP and its subsidiaries
the Partnership Agreement	the Fourth Amended and Restated Agreement of Limited Partnership of the Partnership dated May 28, 2020, as amended
throughput volume	the volume of natural gas, crude oil or produced water gathered, transported or passing through a pipeline, plant or other facility during a particular period; also referred to as volume throughput
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(In thousands, except unit amounts)
ASSETS
Cash and cash equivalents	$13,613	$11,808
Restricted cash	1,264	1,723
Accounts receivable	60,426	75,287
Other current assets	7,489	8,724
Total current assets	82,792	97,542
Property, plant and equipment, net	1,703,967	1,718,754
Intangible assets, net	188,357	198,718
Investment in equity method investees	498,364	506,677
Other noncurrent assets	39,452	38,273
TOTAL ASSETS	$2,512,932	$2,559,964

LIABILITIES AND CAPITAL
Trade accounts payable	$14,964	$14,052
Accrued expenses	21,820	20,601
Deferred revenue	12,178	9,054
Ad valorem taxes payable	5,998	10,245
Accrued compensation and employee benefits	4,307	16,319
Accrued interest	18,404	17,355
Accrued environmental remediation	1,360	1,365
Accrued settlement payable	6,667	6,667
Current portion of long-term debt	13,008	10,507
Other current liabilities	11,337	11,724
Total current liabilities	110,043	117,889
Long-term debt, net of issuance costs	1,475,248	1,479,855
Noncurrent deferred revenue	32,239	37,694
Noncurrent accrued environmental remediation	1,788	2,340
Other noncurrent liabilities	38,693	38,784
TOTAL LIABILITIES	1,658,011	1,676,562
Commitments and contingencies (Note 14)

Mezzanine Capital
Subsidiary Series A Preferred Units (93,039 units issued and outstanding at June 30, 2023 and December 31, 2022)	120,570	118,584

Partners' Capital
Series A Preferred Units (65,508 units issued and outstanding at June 30, 2023 and December 31, 2022)	90,765	85,327
Common limited partner capital (10,376,189 and 10,182,763 units issued and outstanding at June 30, 2023 and December 31, 2022, respectively)	643,586	679,491
Total partners' capital	734,351	764,818
TOTAL LIABILITIES AND CAPITAL	$2,512,932	$2,559,964
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands, except per-unit amounts)
Revenues:
Gathering services and related fees	$57,086	$61,631	$114,457	$125,651
Natural gas, NGLs and condensate sales	36,082	28,278	85,245	50,736
Other revenues	4,725	9,154	10,690	18,802
Total revenues	97,893	99,063	210,392	195,189
Costs and expenses:
Cost of natural gas and NGLs	19,975	26,831	50,857	49,082
Operation and maintenance	25,158	22,277	49,130	39,339
General and administrative	10,812	10,473	20,799	23,433
Depreciation and amortization	30,132	30,111	59,956	60,556
Transaction costs	480	(13)	782	233
Acquisition integration costs	723	—	2,225	—
Gain on asset sales, net	(75)	(313)	(143)	(310)
Long-lived asset impairments	455	84,614	455	84,628
Total costs and expenses	87,660	173,980	184,061	256,961
Other income (expense), net	1,006	(4)	1,062	(4)
Gain on interest rate swaps	3,268	3,936	1,995	10,964
Loss on sale of business	(54)	—	(36)	—
Interest expense	(35,175)	(24,887)	(69,398)	(49,050)
Loss before income taxes and equity method investment income	(20,722)	(95,872)	(40,046)	(99,862)
Income tax benefit (expense)	—	(325)	252	(375)
Income from equity method investees	7,182	4,393	12,091	8,428
Net loss	$(13,540)	$(91,804)	$(27,703)	$(91,809)
Less: Net income attributable to Subsidiary Series A Preferred Units	(3,496)	(3,164)	(5,242)	(8,877)
Net loss attributable to Summit Midstream Partners, LP	$(17,036)	$(94,968)	$(32,945)	$(100,686)
Less: net income attributable to Series A Preferred Units	(2,799)	(1,888)	(5,438)	(4,108)
Add: deemed contribution from 2022 Preferred Exchange Offer	—	—	—	20,974
Net loss attributable to common limited partners	$(19,835)	$(96,856)	$(38,383)	$(83,820)
Net loss per limited partner unit:
Common unit – basic	$(1.91)	$(9.53)	$(3.73)	$(8.45)
Common unit – diluted	$(1.91)	$(9.53)	$(3.73)	$(8.45)

Weighted-average limited partner units outstanding:
Common units – basic	10,369	10,166	10,291	9,919
Common units – diluted	10,369	10,166	10,291	9,919
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

	Partners' Capital
	Series A Preferred Units	Common Limited Partners Capital	Total
	(In thousands)
Partners' capital, December 31, 2022	$85,327	$679,491	$764,818
Net income (loss)	2,639	(18,548)	(15,909)
Unit-based compensation	—	1,929	1,929
Tax withholdings and associated payments on vested SMLP LTIP awards	—	(1,136)	(1,136)
Partners' capital, March 31, 2023	$87,966	$661,736	$749,702
Net income (loss)	2,799	(19,835)	(17,036)
Unit-based compensation	—	1,833	1,833
Tax withholdings and associated payments on vested SMLP LTIP awards	—	(148)	(148)
Partners' capital, June 30, 2023	$90,765	$643,586	$734,351

	Partners' Capital
	Series A Preferred Units	Common Limited Partners Capital	Total
	(In thousands)
Partners' capital, December 31, 2021	$169,769	$734,594	$904,363
Net income (loss)	2,220	(7,938)	(5,718)
Unit-based compensation	—	1,690	1,690
Tax withholdings and associated payments on vested SMLP LTIP awards	—	(562)	(562)
Tax withholdings on 2022 Preferred Exchange Offer	—	(2,652)	(2,652)
Effect of 2022 Preferred Exchange Offer, inclusive of a $20.9 million deemed contribution to common unit holders (Note 10)	(92,587)	92,587	—
Partners' capital, March 31, 2022	$79,402	$817,719	$897,121
Net income (loss)	1,888	(96,856)	(94,968)
Unit-based compensation	—	582	582
Tax withholdings and associated payments on vested SMLP LTIP awards	—	(327)	(327)
Partners' capital, June 30, 2022	$81,290	$721,118	$802,408
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2023	2022
	(In thousands)
Cash flows from operating activities:
Net loss	$(27,703)	$(91,809)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	60,425	61,025
Noncash lease expense	2,827	468
Amortization of debt issuance costs	6,325	4,441
Unit-based and noncash compensation	3,762	2,272
Income from equity method investees	(12,091)	(8,428)
Distributions from equity method investees	23,904	20,451
Gain on asset sales, net	(143)	(310)
Foreign currency gain	(32)	—
Unrealized (gain) loss on interest rate swaps	423	(11,617)
Long-lived asset impairment	455	84,628
Changes in operating assets and liabilities:
Accounts receivable	14,783	(3,010)
Trade accounts payable	81	(1,090)
Accrued expenses	(1,429)	11,599
Deferred revenue, net	(2,331)	(2,748)
Ad valorem taxes payable	(4,247)	(3,384)
Accrued interest	1,049	3,254
Accrued environmental remediation, net	(556)	(1,226)
Other, net	(13,862)	(4,357)
Net cash provided by operating activities	51,640	60,159
Cash flows from investing activities:
Capital expenditures	(32,178)	(14,794)
Proceeds from sale of Lane G&P System, net of cash sold in transaction	—	75,520
Proceeds from asset sale	128	4,600
Investment in Double E equity method investee	(3,500)	(8,444)
Other, net	(2,667)	—
Net cash provided by (used in) investing activities	(38,217)	56,882
Cash flows from financing activities:
Repayments on Permian Transmission Term Loan	(5,120)	(2,242)
Repayments on ABL Facility	(37,000)	(139,000)
Borrowings on ABL Facility	35,000	23,000
Distributions on Subsidiary Series A Preferred Units	(3,256)	—
Debt issuance costs	(168)	—
Other, net	(1,533)	(2,671)
Net cash used in financing activities	(12,077)	(120,913)
Net change in cash, cash equivalents and restricted cash	1,346	(3,872)
Cash, cash equivalents and restricted cash, beginning of period	13,531	19,572
Cash, cash equivalents and restricted cash, end of period	$14,877	$15,700
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
ASU No. 2020-4 Reference Rate Reform (“ASU 2020-4”). ASU 2020-4 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform on financial reporting. Contract terms that are modified due to the replacement of a reference rate are not required to be remeasured or reassessed under relevant accounting standards. During the quarter ended June 30, 2023, the Partnership amended the terms of its Permian Transmission Credit Facility and Term Loan and interest rate swaps, which replaced its existing LIBOR based terms with SOFR rate terms. The amendments in ASU 2020-4 are effective as of March 12, 2020 through December 31, 2022. In December 2022, the FASB issued ASU 2022-06, which amended Topic 848 to defer the sunset date to apply the practical expedients until December 31, 2024. The impact of the change in reference rate did not have a material impact on the Partnership’s consolidated financial statements. See Note 8 - Debt, for additional information.
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
3. ACQUISITIONS AND DIVESTITURES
Acquisition of Outrigger DJ. On December 1, 2022, the Partnership completed the acquisition of 100% of the equity interests of Outrigger DJ Midstream LLC (“Outrigger DJ”) from Outrigger Energy II LLC. The acquisition of Outrigger DJ constituted a business combination and was accounted for using the acquisition method of accounting. For tax purposes, the acquisition was accounted for as an acquisition of assets. The acquisition significantly increased the Partnership’s gas processing capacity and footprint in the DJ Basin and diversified its customer base.
No material changes were made during six months ended June 30, 2023 to the provisional purchase accounting measurements initially recorded in December 2022 for the Outrigger DJ acquisition. The provisional measurements are subject to change during the measurement period and such changes could be material. The Partnership continues to assess the fair values of the assets acquired and liabilities assumed. Certain data and assessments necessary to complete the purchase price allocation are still under evaluation, including, but not limited to, the final actualization of accrued liabilities and receivable balances and the valuation of property, plant and equipment and intangible assets. The Partnership will finalize the purchase price allocation during the twelve-month period following the acquisition date, during which time the value of the assets and liabilities may be revised as appropriate.
Acquisition of Sterling DJ. On December 1, 2022, the Partnership completed the acquisition of 100% of the equity interests in each of Sterling Energy Investments LLC, Grasslands Energy Marketing LLC and Centennial Water Pipelines LLC (collectively, “Sterling DJ”) from Sterling Investment Holdings LLC. The acquisition of Sterling DJ constituted a business combination and was accounted for using the acquisition method of accounting. For tax purposes, the acquisition was accounted for as an acquisition of assets. The acquisition significantly increased the Partnership’s gas processing capacity and footprint in the DJ Basin and diversified its customer base.
No material changes were made during six months ended June 30, 2023 to the provisional purchase accounting measurements initially recorded in December 2022 for the Sterling DJ acquisition. The provisional measurements are subject to change during the measurement period and such changes could be material. The Partnership continues to assess the fair values of the assets acquired and liabilities assumed. Certain data and assessments necessary to complete the purchase price allocation are still under evaluation, including, but not limited to, the final actualization of accrued liabilities and receivable balances and the valuation of property, plant and equipment and intangible assets. The Partnership will finalize the purchase price allocation during the twelve-month period following the acquisition date, during which time the value of the assets and liabilities may be revised as appropriate.
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
Pro Forma Information (Unaudited)
The following unaudited supplemental pro forma condensed results of operations for the three and six months ended June 30, 2022 present consolidated information as though the acquisition of Sterling DJ and Outrigger DJ, and the divestiture of the Lane G&P System and Bison Midstream had occurred on January 1, 2021. The unaudited supplemental pro forma financial information was derived from the historical consolidated and combined statements of operations of the Partnership, Sterling DJ, and Outrigger DJ and modified to include required conforming adjustments. These unaudited supplemental pro forma results of operations are provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined entities for the periods presented or that may be achieved in the future. Future results may vary significantly from the results reflected in this unaudited pro forma financial information:

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
Revenues	$126,616	$249,110
Net loss	$(9,342)	$(8,291)

4. REVENUE
The following table presents estimated revenue expected to be recognized during the remainder of 2023 and over the remaining contract period related to performance obligations that are unsatisfied and are comprised of estimated minimum volume commitments.

(In thousands)	2023	2024	2025	2026	2027	Thereafter

Gathering services and related fees	$38,069	$67,079	$46,803	$30,527	$9,038	$6,042
Revenue by category. In the following tables, revenue is disaggregated by geographic area and major products and services. For more detailed information about reportable segments, see Note 15 – Segment Information.

	Three Months Ended June 30, 2023
	Gathering services and related fees	Natural gas, NGLs and condensate sales	Other revenues	Total
	(In thousands)
Reportable Segments:
Northeast	$12,805	$—	$—	$12,805
Rockies	14,909	34,575	725	50,209
Permian	—	—	892	892
Piceance	20,014	1,335	1,373	22,722
Barnett	9,358	172	1,736	11,266
Total reportable segments	57,086	36,082	4,726	97,894
Corporate and other	—	—	(1)	(1)
Total	$57,086	$36,082	$4,725	$97,893

	Six Months Ended June 30, 2023
	Gathering services and related fees	Natural gas, NGLs and condensate sales	Other revenues	Total
	(In thousands)
Reportable Segments:
Northeast	$25,560	$—	$—	$25,560
Rockies	30,212	81,904	3,344	115,460
Permian	—	—	1,785	1,785
Piceance	39,133	2,976	2,799	44,908
Barnett	19,552	365	2,800	22,717
Total reportable segments	114,457	85,245	10,728	210,430
Corporate and other	—	—	(38)	(38)
Total	$114,457	$85,245	$10,690	$210,392

	Three Months Ended June 30, 2022
	Gathering services and related fees	Natural gas, NGLs and condensate sales	Other revenues	Total
	(In thousands)
Reportable Segments:
Northeast	$12,940	$—	$—	$12,940
Rockies	16,510	14,927	4,728	36,165
Permian	1,822	10,514	1,298	13,634
Piceance	19,981	2,067	1,276	23,324
Barnett	10,378	786	1,671	12,835
Total reportable segments	61,631	28,294	8,973	98,898
Corporate and other	—	(16)	181	165
Total	$61,631	$28,278	$9,154	$99,063

	Six Months Ended June 30, 2022
	Gathering services and related fees	Natural gas, NGLs and condensate sales	Other revenues	Total
	(In thousands)
Reportable Segments:
Northeast	$27,576	$—	$—	$27,576
Rockies	34,299	28,586	9,885	72,770
Permian	3,669	17,381	2,317	23,367
Piceance	40,052	3,962	2,551	46,565
Barnett	20,055	786	3,734	24,575
Total reportable segments	125,651	50,715	18,487	194,853
Corporate and other	—	21	315	336
Total	$125,651	$50,736	$18,802	$195,189
5. PROPERTY, PLANT AND EQUIPMENT
Details on the Partnership’s property, plant and equipment follow.

	June 30, 2023	December 31, 2022
	(In thousands)
Gathering and processing systems and related equipment	$2,286,852	$2,262,330
Construction in progress	63,904	59,036
Land and line fill	11,821	11,756
Other	63,232	62,222
Total	2,425,809	2,395,344
Less: accumulated depreciation	(721,842)	(676,590)
Property, plant and equipment, net	$1,703,967	$1,718,754
Depreciation expense and capitalized interest for the Partnership follow.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Depreciation expense	$23,285	$23,714	$46,204	$47,762
Capitalized interest	246	251	439	583

6. EQUITY METHOD INVESTMENTS
The Partnership has equity method investments in Double E and Ohio Gathering, the balances of which are included in the Investment in equity method investees caption on the unaudited condensed consolidated balance sheets. Details of the Partnership’s equity method investments follow.

	June 30, 2023	December 31, 2022
	(In thousands)
Double E	$279,510	$281,640
Ohio Gathering	218,854	225,037
Total	$498,364	$506,677
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
The balances in deferred revenue as of June 30, 2023 and December 31, 2022 are primarily related to contributions in aid of construction which will be recognized as revenue over the life of the contract.
An update of current deferred revenue follows.

Total
(In thousands)
Current deferred revenue, December 31, 2022	$9,054
Add: additions	6,800
Less: revenue recognized and other	(3,676)
Current deferred revenue, June 30, 2023	$12,178
An update of noncurrent deferred revenue follows.

Total
(In thousands)
Noncurrent deferred revenue, December 31, 2022	$37,694
Add: additions	1,142
Less: reclassification to current deferred revenue and other	(6,597)
Noncurrent deferred revenue, June 30, 2023	$32,239

8. DEBT
Debt for the Partnership at June 30, 2023 and December 31, 2022, follows:

	June 30, 2023	December 31, 2022
	(In thousands)
ABL Facility: Summit Holdings' asset based credit facility due May 1, 2026	$328,000	$330,000
Permian Transmission Term Loan: Permian Transmission's variable rate senior secured term loan due January 2028	150,232	155,353
2025 Senior Notes: Summit Holdings' 5.75% senior unsecured notes due April 15, 2025	259,463	259,463
2026 Secured Notes: Summit Holdings' and Finance Corp's 8.50% senior second lien notes due October 15, 2026	785,000	785,000
Less: unamortized debt discount and debt issuance costs	(34,439)	(39,454)
Total debt	1,488,256	1,490,362
Less: current portion of Permian Transmission Credit Facility	(13,008)	(10,507)
Total long-term debt	$1,475,248	$1,479,855
ABL Facility. On November 2, 2021, the Partnership, the Partnership’s subsidiary, Summit Holdings, and the subsidiaries of Summit Holdings party thereto entered into a first-lien, senior secured credit facility, consisting of a $400.0 million asset-based revolving credit facility (the “ABL Facility”), subject to a borrowing base comprised of a percentage of eligible accounts receivable of Summit Holdings and its subsidiaries that guarantee the ABL Facility (collectively, the “ABL Facility Subsidiary Guarantors”) and a percentage of eligible above-ground fixed assets including eligible compression units, processing plants, compression stations and related equipment of Summit Holdings and the ABL Facility Subsidiary Guarantors. As of June 30, 2023, the most recent borrowing base determination of eligible assets totaled $708.9 million, an amount greater than the $400.0 million of aggregate commitments.
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
As of June 30, 2023, the applicable margin under the adjusted SOFR borrowings was 3.50%, the interest rate was 8.72% and the available borrowing capacity of the ABL Facility totaled $67.7 million after giving effect to the issuance of $4.3 million in outstanding but undrawn irrevocable standby letters of credit.
The ABL Facility requires that Summit Holdings not permit (i) the First Lien Net Leverage Ratio (as defined in the ABL Agreement) as of the last day of any fiscal quarter to be greater than 2.50:1.00, or (ii) the Interest Coverage Ratio (as defined in the ABL Agreement) as of the last day of any fiscal quarter to be less than 2.00:1.00. As of June 30, 2023, the First Lien Net Leverage Ratio was 1.36:1.00 and the Interest Coverage Ratio was 2.14:1.00 As of June 30, 2023, the Partnership was in compliance with the financial covenants of the ABL Facility.
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
As of June 30, 2023, the applicable margin under adjusted LIBOR borrowings was 2.375%, the interest rate was 7.53% and the unused portion of the Permian Transmission Credit Facilities totaled $4.5 million, subject to a commitment fee of 0.7% after giving effect to the issuance of $10.5 million in outstanding but undrawn irrevocable standby letters of credit. Summit Permian

Transmission, LLC entered into interest rate hedges with notional amounts representing approximately 90% of the Permian Term Loan facility at a fixed LIBOR rate of 1.49%. As of June 30, 2023, the Partnership was in compliance with the financial covenants of the Permian Transmission Credit Facilities. During the quarter ended June 30, 2023, the Partnership amended the terms of Permian Transmission Facility to replace the LIBOR rate term with a SOFR rate term. Commencing with the periods subsequent to June 30, 2023, the interest rate will be calculated using the SOFR rate term.
Permian Transmission Term Loan. As described above, in January 2022, the Permian Term Loan Facility was converted into a Term Loan (the “Permian Transmission Term Loan”). The Permian Transmission Term Loan is due January 2028. As of June 30, 2023, the applicable margin under adjusted LIBOR borrowings was 2.375% and the interest rate was 7.53%. As of June 30, 2023, the Partnership was in compliance with the financial covenants governing the Permian Transmission Term Loan. During the quarter ended June 30, 2023, the Partnership amended the terms of Permian Transmission Term Loan to replace the LIBOR rate term with a SOFR rate term. Commencing with the periods subsequent to June 30, 2023, the interest rate will be calculated using the SOFR rate term.
In accordance with the terms of the Permian Transmission Term Loan, Permian Transmission is required to make mandatory principal repayments. Below is a summary of the remaining mandatory principal repayments as of June 30, 2023:

(In thousands)	Total	2023	2024	2025	2026	2027	Thereafter
Amortizing principal repayments	$150,232	$5,386	$15,524	$16,580	$16,967	$17,769	$78,006
2026 Secured Notes. In 2021, the Co-Issuers issued $700.0 million of 8.500% Senior Secured Second Lien Notes due 2026 to eligible purchasers pursuant to Rule 144A and Regulation S of the Securities Act, at a price of 98.5% of their face value. Additionally, in November 2022, in connection with the 2022 DJ Acquisitions, the Co-Issuers issued an additional $85.0 million of 2026 Secured Notes at a price of 99.26% of their face value. The Co-Issuers pay interest on the 2026 Secured Notes semi-annually in cash in arrears on April 15 and October 15 of each year, and will be jointly and severally guaranteed, on a senior second-priority secured basis (subject to permitted liens), by the Partnership and each restricted subsidiary of the Partnership (other than the Co-Issuers) that is an obligor under the ABL Agreement, or under the Co-Issuers’ 2025 Senior Notes on the issue date of the 2026 Secured Notes.
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
Before October 15, 2023, the Co-Issuers may redeem the 2026 Secured Notes, in whole or in part, at a price equal to 100% of their principal amount, plus a make-whole premium, together with accrued and unpaid interest to, but not including the redemption date. On and after October 15, 2023, the Co-Issuers may redeem all or part of the 2026 Secured Notes at redemption prices (expressed as percentages of principal amount) equal to: (a) 104.250% for the twelve-month period beginning October 15, 2023; (b) 102.125% for the twelve-month period beginning October 15, 2024; and (c) 100.000% for the twelve-month period beginning on October 15, 2025 and at any time thereafter, in each case plus accrued and unpaid interest, if any, to, but not including, the redemption date. As of June 30, 2023, the Partnership was in compliance with the financial covenants governing its 2026 Secured Notes.
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
The Co-Issuers have the right to redeem all or part of the 2025 Senior Notes at a redemption price of 100.00%, plus accrued and unpaid interest, if any, to, but not including the redemption date.
As of June 30, 2023, the Partnership was in compliance with the financial covenants governing its 2025 Senior Notes.
9. FINANCIAL INSTRUMENTS
Fair Value. A summary of the estimated fair value of our debt financial instruments follows.

	June 30, 2023		December 31, 2022
	Carrying Value (1)	Estimated fair value (Level 2)	Carrying Value (1)	Estimated fair value (Level 2)
	(In thousands)
2025 Senior Notes	$259,463	$232,436	$259,463	$221,733
2026 Secured Notes	785,000	758,506	785,000	750,983
________
(1) Excludes applicable unamortized debt issuance costs and debt discounts.
The carrying values on the balance sheets of the ABL Facility and Permian Transmission Term Loan represents their fair value due to their floating interest rates. The fair values of the 2026 Secured Notes and 2025 Senior Notes are based on an average of nonbinding broker quotes as of June 30, 2023 and December 31, 2022. The use of different market assumptions or valuation methodologies may have a material effect on their estimated fair value.
Deferred earn-out. As a result of the acquisition of Sterling DJ, the Partnership assumed a deferred earn-out liability, which is remeasured each reporting period. As of June 30, 2023 and December 31, 2022, the estimated fair value of the deferred earn-out liability was $5.4 million and $5.2 million, respectively, and was estimated using a discounted cash flow technique based on estimated future fresh water deliveries and appropriate discount rates. Given the unobservable nature of the inputs, the fair value measurement of the deferred earn-out is deemed to use Level 3 inputs. The deferred earn-out sits within Centennial Water Pipelines LLC, one of the Partnership’s unrestricted subsidiaries.
Interest Rate Swaps. In connection with the Permian Transmission Term Loan, formerly the Permian Transmission Credit Facility, the Partnership entered into amortizing interest rate swap agreements. As of June 30, 2023 and December 31, 2022, the outstanding notional amounts of interest rate swaps were $135.2 million and $139.8 million, respectively. These interest rate swaps manage exposure to variability in expected cash flows attributable to interest rate risk. Interest rate swaps convert a portion of the Partnership’s variable rate debt to fixed rate debt. The Partnership chooses counterparties for its derivative instruments that it believes are creditworthy at the time the transactions are entered into, and the Partnership actively monitors the creditworthiness where applicable. However, there can be no assurance that a counterparty will be able to meet its obligations to the Partnership. The Partnership presents its derivative positions on a gross basis and does not net the asset and liability positions. During the quarter ended June 30, 2023, the Partnership amended its interest rate swap agreements to, among other things, replace its LIBOR based terms with a SOFR rate terms.
As of June 30, 2023 and December 31, 2022, the Partnership’s interest rate swap agreements had a fair value of $14.8 million and $15.2 million, respectively, and are recorded within other noncurrent assets within the unaudited condensed consolidated balance sheets. The derivative instruments’ fair value are determined using level 2 inputs from the fair value hierarchy. For the three and six months ended June 30, 2023, the Company recorded a gain on interest rate swaps of $3.3 million and $2.0 million, respectively.
10. PARTNERS' CAPITAL AND MEZZANINE CAPITAL
Common Units. An update of the number of issued and outstanding common limited partner units is as follows for the period from December 31, 2022 to June 30, 2023.

Common Units
Units, December 31, 2022	10,182,763
Common units issued for SMLP LTIP, net	193,426
Units, June 30, 2023	10,376,189
Series A Preferred Units. As of June 30, 2023, the Partnership had 65,508 Series A Preferred Units outstanding and $26.9 million of accrued and unpaid distributions on its Series A Preferred Units.
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
As of June 30, 2023, the Partnership had 93,039 Subsidiary Series A Preferred Units issued and outstanding.
If the Subsidiary Series A Preferred Units were redeemed on June 30, 2023, the redemption amount would be $122.5 million when considering the applicable multiple of invested capital metric and make-whole amount provisions contained in the Subsidiary Series A Preferred Unit agreement.
The following table shows the change in our Subsidiary Series A Preferred Unit balance from January 1, 2023 to June 30, 2023, net of $2.0 million and $2.2 million of unamortized issuance costs at June 30, 2023 and December 31, 2022, respectively:

(In thousands)
Balance at December 31, 2022	$118,584
Redemption accretion, net of issuance cost amortization	5,242
Cash distribution (includes a $1.6 million distribution payable as of June 30, 2023)	(3,256)
Balance at June 30, 2023	$120,570
Cash Distribution Policy. The Partnership suspended its cash distributions to holders of its common units, commencing with respect to the quarter ended March 31, 2020. Upon the resumption of distributions, the Partnership Agreement requires that it distribute all available cash, subject to reserves established by its General Partner, within 45 days after the end of each quarter to unitholders of record on the applicable record date. The amount of distributions paid under this policy is subject to fluctuations based on the amount of cash the Partnership generates from its business and the decision to make any distribution is determined by the General Partner, taking into consideration the terms of the Partnership Agreement. There were no distributions paid during the three and six months ended June 30, 2023 or during the twelve months ended December 31, 2022.

11. EARNINGS PER UNIT
The following table details the components of EPU.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands, except per-unit amounts)
Numerator for basic and diluted EPU:
Allocation of net loss among limited partner interests:
Net loss	$(13,540)	$(91,804)	$(27,703)	$(91,809)
Less: Net income attributable to Subsidiary Series A Preferred Units	(3,496)	(3,164)	(5,242)	(8,877)
Net loss attributable to Summit Midstream Partners, LP	$(17,036)	$(94,968)	$(32,945)	(100,686)

Less: Net income attributable to Series A Preferred Units	$(2,799)	$(1,888)	$(5,438)	(4,108)
Add: Deemed capital contribution from 2022 Preferred Exchange Offer	—	—	—	20,974
Net loss attributable to common limited partners	$(19,835)	$(96,856)	$(38,383)	$(83,820)

Denominator for basic and diluted EPU:
Weighted-average common units outstanding – basic	10,369	10,166	10,291	9,919
Effect of nonvested phantom units	—	—	—	—
Weighted-average common units outstanding – diluted	10,369	10,166	10,291	9,919

Net income per limited partner unit:
Common unit – basic	$(1.91)	$(9.53)	$(3.73)	$(8.45)
Common unit – diluted	$(1.91)	$(9.53)	$(3.73)	$(8.45)

Nonvested anti-dilutive phantom units excluded from the calculation of diluted EPU	217	—	251	—
12. SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30,
	2023	2022
	(In thousands)
Supplemental cash flow information:
Cash interest paid	$62,587	$42,039
Cash paid for taxes	$15	$149

Noncash investing and financing activities:
Capital expenditures in trade accounts payable (period-end accruals)	$8,399	$3,738
Accretion of Subsidiary Series A Preferred Units, net of issuance cost amortization	$5,242	$7,277
2022 Preferred Exchange Offer	$—	$92,587
13. UNIT-BASED AND NONCASH COMPENSATION
SMLP Long-Term Incentive Plan. The Partnership’s Long-Term Incentive Plan (“SMLP LTIP”) provides for equity awards to eligible officers, employees, consultants and directors of the Partnership, thereby linking the recipients’ compensation directly to SMLP’s performance. Significant items to note:
•For the six-month period ended June 30, 2023, the Partnership granted 212,893 time-based phantom units and associated distribution equivalent rights to employees in connection with the Partnership’s annual incentive compensation award cycle. These awards had a grant date fair value of $16.00 per common unit and vest ratably over a 3-year period.

•For the six-month period ended June 30, 2023, the Partnership granted 110,478 performance-based phantom units and associated distribution equivalent rights to certain members of management in connection with the Partnership’s annual incentive compensation award cycle. The grant date fair value of these awards total $2.2 million.
•For the six-month period ended June 30, 2023, the Partnership issued 38,100 common units to the Partnership’s six independent directors in connection with their annual compensation plan. These awards had a grant date fair value of $16.00 per common unit and vested immediately.
•As of June 30, 2023, approximately 0.5 million common units remained available for future issuance under the SMLP LTIP, which includes the impact of 0.7 million granted but unvested phantom units.
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
As of June 30, 2023, the Partnership has recognized (i) a current liability for remediation effort expenditures expected to be incurred within the next 12 months and (ii) a noncurrent liability for estimated remediation expenditures expected to be incurred subsequent to June 30, 2024. Each of these amounts represent the Partnership’s best estimate for costs expected to be incurred. Neither of these amounts have been discounted to their present value.
An update of the Partnership’s undiscounted accrued environmental remediation is as follows and is primarily related to the 2015 Blacktail Release and other environmental remediation activities, as detailed below.

(In thousands)
Accrued environmental remediation, December 31, 2022	$3,705
Payments made	(496)
Changes in estimates	(61)
Accrued environmental remediation, June 30, 2023	$3,148
In 2015, the Partnership learned of the rupture of a four-inch produced water gathering pipeline on the Meadowlark Midstream system near Williston, North Dakota (“2015 Blacktail Release”). On August 4, 2021, subsidiaries of the Partnership entered into the following agreements to resolve the U.S. federal and North Dakota state governments’ environmental claims with respect to the 2015 Blacktail Release: (i) a Consent Decree with the U.S. Department of Justice (“DOJ”), the U.S. Environmental Protection Agency (“EPA”), and the State of North Dakota (“Consent Decree”); (ii) a Plea Agreement with the United States (“Plea Agreement”); and (iii) a Consent Agreement with the North Dakota Industrial Commission (“Consent Agreement” together with the Consent Decree and Plea Agreement, the “Global Settlement”). As of June 30, 2023 and December 31, 2022, the accrued loss liability for the 2015 Blacktail Release was $28.3 million and are recorded within Other noncurrent liabilities and Accrued settlement payable within the unaudited condensed consolidated balance sheets.
Key terms of the Global Settlement included (i) payment of penalties and fines totaling $36.3 million, consisting of $1.25 million in natural resource damages payable to federal and state governments, a $25.0 million payable to the federal government over 5 years, and a $10.0 million payable to state governments over, for the federal and state civil amounts, six years and, for the federal criminal amounts, five years, with interest applied to unpaid amounts accruing at, for the federal and state civil amounts, a fixed rate of 3.25% and, for the federal criminal amounts, a variable rate set by statute, and of which $6.7 million is expected to be paid within the next twelve months; (ii) continuation of remediation efforts at the site of the 2015 Blacktail Release; (iii) other injunctive relief including but not limited to control room management, environmental management system audit, training, and reporting; (iv) guilty pleas by Defendant subsidiary for (a) one charge of negligent discharge of a harmful quantity of oil and (b) one charge of knowing failure to immediately report a discharge of oil; and (v) organizational probation for a minimum period of three years from sentencing, including payment in full of certain components of the fines and penalty amounts. The agreements comprising the Global Settlement were subject to the approval of the U.S. District Court for the District of North Dakota (the “U.S. District Court”). The U.S. District Court entered an order making the civil components of the Global Settlement effective on September 28, 2021 and accepted the sentencing in the Plea Agreement on December 6, 2021, completing approval of the Global Settlement.
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
Legal Proceedings. The Partnership is involved in various litigation and administrative proceedings arising in the ordinary course of business. In the opinion of management, any liabilities, which include insured claims, would not individually or in the aggregate have a material adverse effect on the Partnership's financial position or results of operations.
15. SEGMENT INFORMATION
As of June 30, 2023, the Partnership’s reportable segments are:
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
Assets by reportable segment follow.

	June 30, 2023	December 31, 2022
	(In thousands)
Assets:
Rockies	$880,438	$886,629
Permian	295,941	298,906
Northeast	579,710	591,091
Piceance	456,275	475,719
Barnett	288,078	295,473
Total reportable segment assets	2,500,442	2,547,818
Corporate and Other	12,490	12,146
Total assets	$2,512,932	$2,559,964
Segment adjusted EBITDA by reportable segment follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Reportable segment adjusted EBITDA
Rockies	$16,858	$13,899	$39,988	$29,729
Permian	5,370	4,817	10,443	8,966
Northeast	20,201	18,568	38,055	38,636
Piceance	14,365	15,350	28,348	31,118
Barnett	7,269	7,247	14,296	16,533
Total of reportable segments' measures of profit	$64,063	$59,881	$131,130	$124,982

A reconciliation of income or loss before income taxes and income from equity method investees to total of reportable segments' measures of profit follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Reconciliation of loss before income taxes and
income from equity method investees to total of
reportable segments' measures of profit:
Loss before income taxes and income from equity method investees	$(20,722)	$(95,872)	$(40,046)	$(99,862)
Add:
Corporate and Other expense	5,412	5,809	15,208	9,627
Interest expense	35,175	24,887	69,398	49,050
Depreciation and amortization (1)	30,366	30,346	60,425	61,025
Proportional adjusted EBITDA for equity method investees	14,100	11,406	25,738	21,858
Adjustments related to capital reimbursement activity	(2,481)	(1,578)	(3,667)	(3,306)
Unit-based and noncash compensation	1,833	582	3,762	2,272
Gain on asset sales, net	(75)	(313)	(143)	(310)
Long-lived asset impairment	455	84,614	455	84,628
Total of reportable segments' measures of profit	$64,063	$59,881	$131,130	$124,982
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

The following table presents certain consolidated and reportable segment financial data. For additional information on our reportable segments, see the "Segment Overview for the Three and Six Months Ended June 30, 2023 and 2022" section included herein.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)		(In thousands)
Net loss	$(13,540)	$(91,804)	$(27,703)	$(91,809)
Reportable segment adjusted EBITDA
Northeast	$20,201	$18,568	$38,055	$38,636
Rockies	16,858	13,899	39,988	29,729
Permian	5,370	4,817	10,443	8,966
Piceance	14,365	15,350	28,348	31,118
Barnett	7,269	7,247	14,296	16,533

Net cash provided by operating activities	$1,945	$14,113	$51,640	$60,159
Capital expenditures (1)	15,740	6,091	32,178	14,794
Proceeds from the disposition of the Lane G&P System, net of cash sold in the transaction	—	75,520	—	75,520
Investment in Double E equity method investee	—	—	3,500	8,444
Repayments on ABL Facility	(24,000)	(105,000)	(37,000)	(139,000)
Borrowings on ABL Facility	35,000	23,000	35,000	23,000
Repayments on Permian Transmission Term Loan	(2,601)	(1,147)	(5,120)	(2,242)
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
Cost structure optimization and portfolio management. The Partnership intends to improve its capital structure in the future by reducing its indebtedness with free cash flow, and when appropriate, it may pursue opportunistic transactions with the objective of increasing long term unitholder value. This may include opportunistic acquisitions (such as the 2022 DJ Acquisitions), divestitures (such as the dispositions of the Lane G&P System and Bison Midstream in 2022), re-allocation of capital to new or existing areas, and development of joint ventures involving our existing midstream assets or new investment opportunities. We believe that our internally generated cash flow, our ABL Facility, the Permian Term Loan Facility, and access to debt (such as the Additional 2026 Secured Notes) or equity will be adequate to finance our strategic initiatives. To attain our overall corporate strategic objectives, we may conduct an asset divestiture, or divestitures, at a transaction valuation that is less than the net book value of the divested asset.
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
Impact of recent increases in interest rates. Increases in interest rates could adversely affect our future ability to obtain financing or materially increase the cost of existing and any additional financing. Since March 2022, the Federal Reserve has raised its target range for the federal funds rate multiple times to a current target range of 5.25-5.50%, and additional rate hikes may continue to occur. As of June 30, 2023, we had approximately $1.0 billion principal of fixed-rate debt, $328.0 million outstanding under our variable rate ABL Facility and $150.2 million outstanding under the variable rate Permian Transmission Term Loan (see Note 8 - Debt). As of June 30, 2023, we had $135.2 million of interest rate exposure hedged to offset the impact of changes in interest rates on our Permian Transmission Term Loan.
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
Our management uses a variety of financial and operational metrics to analyze our consolidated and segment performance. We view these metrics as important factors in evaluating our profitability. These metrics include:
•throughput volume;
•revenues;
•operation and maintenance expenses;
•capital expenditures; and
•segment adjusted EBITDA.
We review these metrics on a regular basis for consistency and trend analysis. There have been no changes in the composition or characteristics of these metrics during the three and six months ended June 30, 2023.
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

Results of Operations
Consolidated Overview for the Three and Six Months Ended June 30, 2023 and 2022
The following table presents certain consolidated financial and operating data.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Revenues:
Gathering services and related fees	$57,086	$61,631	$114,457	$125,651
Natural gas, NGLs and condensate sales	36,082	28,278	85,245	50,736
Other revenues	4,725	9,154	10,690	18,802
Total revenues	97,893	99,063	210,392	195,189
Costs and expenses:
Cost of natural gas and NGLs	19,975	26,831	50,857	49,082
Operation and maintenance	25,158	22,277	49,130	39,339
General and administrative	10,812	10,473	20,799	23,433
Depreciation and amortization	30,132	30,111	59,956	60,556
Transaction costs	480	(13)	782	233
Acquisition integration costs	723	—	2,225	—
Gain on asset sales, net	(75)	(313)	(143)	(310)
Long-lived asset impairment	455	84,614	455	84,628
Total costs and expenses	87,660	173,980	184,061	256,961
Other income (expense), net	1,006	(4)	1,062	(4)
Gain on interest rate swaps	3,268	3,936	1,995	10,964
Loss on sale of business	(54)	—	(36)	—
Interest expense	(35,175)	(24,887)	(69,398)	(49,050)
Loss before income taxes and equity method investment income	(20,722)	(95,872)	(40,046)	(99,862)
Income tax (expense) benefit	—	(325)	252	(375)
Income from equity method investees	7,182	4,393	12,091	8,428
Net loss	$(13,540)	$(91,804)	$(27,703)	$(91,809)

Volume throughput (1):
Aggregate average daily throughput - natural gas (MMcf/d)	1,207	1,200	1,197	1,254
Aggregate average daily throughput - liquids (Mbbl/d)	71	54	73	60
________
(1)Excludes volume throughput for Ohio Gathering and Double E. For additional information, see the Northeast and Permian sections herein under the caption “Segment Overview for the Three and Six Months Ended June 30, 2023 and 2022”.

Volumes – Gas. Natural gas throughput volumes increased 7 MMcf/d for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily reflecting:
•a volume throughput decrease of 3 MMcf/d for the Northeast segment.
•a volume throughput decrease of 15 MMcf/d for the Piceance segment.
•a volume throughput decrease of 27 MMcf/d for the Permian segment.
•a volume throughput increase of 70 MMcf/d for the Rockies segment.
•a volume throughput decrease of 18 MMcf/d for the Barnett segment.
Natural gas throughput volumes decreased 57 MMcf/d for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily reflecting:
•a volume throughput decrease of 77 MMcf/d for the Northeast segment.
•a volume throughput decrease of 20 MMcf/d for the Piceance segment.
•a volume throughput decrease of 27 MMcf/d for the Permian segment.
•a volume throughput increase of 75 MMcf/d for the Rockies segment.
•a volume throughput decrease of 8 MMcf/d for the Barnett segment.
Volumes – Liquids. Crude oil and produced water throughput volumes at the Rockies segment increased for the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, primarily as a result of 59 new well connections that came online subsequent to June 30, 2022, offset by natural production declines and weather related downtime.
For additional information on volumes, see the "Segment Overview for the Three and Six Months Ended June 30, 2023 and 2022" section herein.
Revenues. Total revenues decreased $1.2 million during the three months ended June 30, 2023 compared to the prior year period, comprised of a $7.8 million increase in natural gas, NGLs and condensate sales, offset by a $4.5 million decrease in gathering services and related fees and a $4.4 million decrease in Other Revenue.
Gathering Services and Related Fees. Gathering services and related fees decreased $4.5 million compared to the three months ended June 30, 2022, primarily reflecting:
•a $1.8 million decrease in the Permian, as a result of the disposition of the Lane G&P System in June 2022;
•a $1.6 million decrease in the Rockies, primarily due to the sale of Bison Midstream in September 2022; and
•a $1.0 million decrease in the Barnett; primarily due to production curtailments associated with a significant reduction in commodity pricing.
Natural Gas, NGLs and Condensate Sales. Natural gas, NGLs and condensate revenues increased $7.8 million compared to the three months ended June 30, 2022, primarily reflecting:
•a $19.6 million increase in revenues in the Rockies, primarily as a result of the 2022 DJ Acquisitions in December 2022; offset by
•a $10.5 million decrease in revenues from the Permian as a result of the disposition of the Lane G&P System in June 2022.
Total revenues increased $15.2 million during the six months ended June 30, 2023 compared to the comparative prior year period, comprised of a $34.5 million increase in natural gas, NGLs and condensate sales, offset by a $11.2 million decrease in gathering services and related fees and an $8.1 million decrease in Other Revenue.
Gathering Services and Related Fees. Gathering services and related fees decreased $11.2 million compared to the six months ended June 30, 2022, primarily reflecting:
•a $4.1 million decrease in the Rockies, primarily due to the sale of Bison Midstream in September 2022;
•a $3.7 million decrease in revenues from the Permian as a result of the disposition of the Lane G&P System in June 2022; and
•a $2.0 million decrease in the Northeast, primarily due to decreased volume throughput.

Natural Gas, NGLs and Condensate Sales. Natural gas, NGLs and condensate revenues increased $34.5 million compared to the six months ended June 30, 2022, primarily reflecting:
•a $53.3 million increase in revenues in the Rockies, primarily as a result of the 2022 DJ Acquisitions in December 2022; offset by
•a $17.4 million decrease in revenues from the Permian as a result of the disposition of the Lane G&P System in June 2022.
Costs and Expenses. Total costs and expenses decreased $86.3 million during the three months ended June 30, 2023 compared to the three months ended June 30, 2022.
Total costs and expenses decreased $72.9 million during the six months ended June 30, 2023 compared to the six months ended June 30, 2022.
Cost of Natural Gas and NGLs. Cost of natural gas and NGLs decreased $6.9 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily driven by the disposition of the Lane G&P System in June 2022, partially offset by the acquisition of Sterling DJ in December 2022.
Cost of natural gas and NGLs increased $1.8 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to the acquisition of Sterling DJ in December 2022, and an increase in commodity prices, partially offset by the disposition of the Lane G&P System in June 2022.
Operation and Maintenance. Operation and maintenance expense increased $2.9 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily as a result of the acquisitions of Sterling DJ and Outrigger DJ in December 2022, partially offset by the 2022 dispositions of the Lane G&P System in June 2022 and Bison Midstream in September 2022.
Operation and maintenance expense increased $9.8 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily as a result of the acquisitions of Sterling DJ and Outrigger DJ in December 2022, partially offset by the 2022 dispositions of the Lane G&P System in June 2022 and Bison Midstream in September 2022.
General and Administrative. General and administrative expense increased $0.3 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022.
General and administrative expense decreased $2.6 million for six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to lower employee severance costs and lower deal costs. During the six months ended June 30, 2023, the Partnership incurred $1.6 million of severance costs.
Acquisition Integration Costs. Acquisition integration costs increased $0.7 million and $2.2 million for the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, primarily as a result of our December 2022 acquisitions of Sterling DJ and Outrigger DJ.
Long-lived asset impairments. During the comparative prior year period, we recognized an impairment of $84.5 million related to the disposition of the Lane G&P System.
Interest Expense. The increase in interest expense for the three and six month periods ended June 30, 2023, compared to three and six month periods ended June 30, 2022, primarily resulted from higher interest costs from the issuance of the additional principal amounts of the 2026 Secured Notes, borrowings on the Permian Transmission Term Loan, higher amortization expense of debt issuance costs and an increase of 50 basis points on the interest rate of our 2026 Secured Notes. Interest expense does not include the impact of gains or losses from our interest rate swaps entered into for the Permian Transmission Credit Facility.

Segment Overview for the Three and Six Months Ended June 30, 2023 and 2022
Northeast.
Volume throughput for the Northeast reportable segment follows.

	Northeast
	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Percentage Change	2023	2022	Percentage Change
Average daily throughput (MMcf/d)	629	632	0%	610	687	(11)%
Average daily throughput (MMcf/d) (Ohio Gathering)	781	562	39%	709	580	22%
Volume throughput for the Northeast, excluding Ohio Gathering, decreased 11% compared to the six months ended June 30, 2022, primarily due to natural production declines as well as frac-protect activities which decreased average daily throughput by approximately 29 MMcf/d for the six months ended June 30, 2023, partially offset by 27 well connections that came online subsequent to June 30, 2022.
Volume throughput for the Ohio Gathering system increased 39% and 22% compared to the three and six months ended June 30, 2022, primarily as a result of 49 new well connections that came online subsequent to June 30, 2022, partially offset by natural production declines and approximately 50 MMcf/d and 28 MMcf/d of volume shut-in for frac-protect activities for the three and six months ended June 30, 2022.
Financial data for our Northeast reportable segment follows.

	Northeast
	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Percentage Change	2023	2022	Percentage Change
	(In thousands)			(In thousands)
Revenues:
Gathering services and related fees	$12,805	$12,940	(1)%	$25,560	$27,576	(7)%
Total revenues	12,805	12,940	(1)%	25,560	27,576	(7)%
Costs and expenses:
Operation and maintenance	2,025	1,588	28%	4,110	3,235	27%
General and administrative	192	237	(19%)	402	420	(4%)
Depreciation and amortization	4,431	4,338	2%	8,884	8,638	3%
Gain on asset sales, net	(7)	—	*	(7)	(10)	*
Total costs and expenses	6,641	6,163	8%	13,389	12,283	9%
Add:
Depreciation and amortization	4,431	4,338		8,884	8,638
Adjustments related to capital reimbursement activity	(21)	(20)		(41)	(40)
Gain on asset sales, net	(7)	—		(7)	(10)
Proportional adjusted EBITDA for Ohio Gathering	9,505	7,473	27%	16,919	14,749	15%
Other	129	—		129	6
Segment adjusted EBITDA	$20,201	$18,568	9%	$38,055	$38,636	(2)%
* Not considered meaningful
Three and six months ended June 30, 2023. Segment adjusted EBITDA increased $1.6 million and decreased $0.6 million, respectively, compared to the three and six months ended June 30, 2022 primarily as the result of an increase of $2.0 million and $2.2 million, in proportional adjusted EBITDA from Ohio Gathering during the three and six months ended June 30, 2022, respectively, partially offset by revenue decreases from gathering services and related fees.

Rockies.
Volume throughput for our Rockies reportable segment follows.

	Rockies
	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Percentage Change	2023	2022	Percentage Change
Aggregate average daily throughput - natural gas (MMcf/d)	99	29	241%	104	29	259%
Aggregate average daily throughput - liquids (Mbbl/d)	71	54	31%	73	60	22%
Natural gas. Natural gas volume throughput increased compared to the three and six months ended June 30, 2022, primarily reflecting the 2022 DJ Acquisitions in December 2022 and 69 new well connections that came online subsequent to June 30, 2022, partially offset by the sale of Bison Midstream in September 2022. Aggregate average daily throughput for the three and six months ended June 30, 2022 includes 11 MMcf/d and 11 MMcf/d, respectively, of average daily throughput related to the Bison Midstream assets, which were sold in 2022.
Liquids. Liquids volume throughput increased 31% and 22% compared to the three and six months ended June 30, 2022, primarily associated with 59 new well connections that came online subsequent to June 30, 2022, including 29 which came online during the six months ended June 30, 2023.
Financial data for our Rockies reportable segment follows.

	Rockies
	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Percentage Change	2023	2022	Percentage Change
	(In thousands)			(In thousands)
Revenues:
Gathering services and related fees	$14,909	$16,510	(10)%	$30,212	$34,299	(12%)
Natural gas, NGLs and condensate sales	34,575	14,927	132%	81,904	28,586	187%
Other revenues	725	4,728	(85)%	3,344	9,885	(66)%
Total revenues	50,209	36,165	39%	115,460	72,770	59%
Costs and expenses:
Cost of natural gas and NGLs	19,476	14,207	37%	49,284	27,629	78%
Operation and maintenance	12,176	7,214	69%	24,245	13,426	81%
General and administrative	1,068	515	107%	1,741	1,199	45%
Depreciation and amortization	8,635	7,471	16%	17,013	14,919	14%
Integration costs	51	—	*	462	—	*
(Gain) loss on asset sales, net	(54)	—	*	(111)	14	*
Long-lived asset impairment	455	98	*	455	111	*
Total costs and expenses	41,807	29,505	42%	93,089	57,298	62%
Add:
Depreciation and amortization	8,635	7,471		17,013	14,919
Integration costs	51	—		462	—
Adjustments related to capital reimbursement activity	(875)	(462)		(471)	(940)
(Gain) loss on asset sales, net	(54)	—		(111)	14
Long-lived asset impairment	455	98		455	111
Other	244	132		269	153
Segment adjusted EBITDA	$16,858	$13,899	21%	$39,988	$29,729	35%
* Not considered meaningful
Three and six months ended June 30, 2023. Segment adjusted EBITDA increased $3.0 million and $10.3 million, compared to the three and six months ended June 30, 2022 primarily due to the 2022 DJ Acquisitions in December 2022, partially offset by the sale of Bison Midstream in September 2022.

Permian.
Volume throughput for our Permian reportable segment follows.

	Permian
	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Percentage Change	2023	2022	Percentage Change
Average daily throughput (MMcf/d)	n/a	27	n/a	—	27	n/a
Average daily throughput (MMcf/d) (Double E)	243	314	(23%)	254	251	1%
On June 30, 2022, we completed the sale of our Lane G&P System.
Volume throughput for Double E decreased 23% for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily related to decreased shipments on the Double E Pipeline.
Volume throughput increased 1% for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.
The following table presents the MVC quantities that Double E’s shippers have contracted to with firm transportation service agreements and related negotiated rate agreements.

(Amounts in MMBTU/day)	Weighted average MVC quantities for the year ended December 31,
2023	831,096
2024	986,803
2025	1,000,000
2026	1,000,000
2027	1,000,000
2028	1,000,000
2029	1,000,000
2030	1,000,000
2031	879,452

Financial data for our Permian reportable segment follows.

	Permian
	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Percentage Change	2023	2022	Percentage Change
	(In thousands)			(In thousands)
Revenues:
Gathering services and related fees	$—	$1,822	*	$—	$3,669	*
Natural gas, NGLs and condensate sales	—	10,514	*	—	17,381	*
Other revenues	892	1,298	(31%)	1,785	2,317	(23%)
Total revenues	892	13,634	(93)%	1,785	23,367	(92)%
Costs and expenses:
Cost of natural gas and NGLs	—	10,721	*	—	17,813	*
Operation and maintenance	—	1,779	*	—	3,083	*
General and administrative	116	187	(38)%	160	550	(71)%
Depreciation and amortization	—	1,236	*	—	2,733	*
Transaction costs	75	—	*	75	—	*
Gain on asset sales, net	—	(13)	*	—	(13)	*
Long-lived asset impairment	—	84,516	*	—	84,516	*
Total costs and expenses	191	98,426	*	235	108,682	*
Add:
Depreciation and amortization	—	1,236		—	2,733
Transaction costs	75	—		75	—
Adjustments related to capital reimbursement activity	—	(63)		—	(63)
Gain on asset sales, net	—	(13)		—	(13)
Long-lived asset impairment	—	84,516		—	84,516
Proportional adjusted EBITDA for Double E	4,594	3,933	17%	8,818	7,108	24%
Segment adjusted EBITDA	$5,370	$4,817	11%	$10,443	$8,966	16%
*Not considered meaningful
Three and six months ended June 30, 2023. Segment adjusted EBITDA increased $0.6 million and $1.5 million compared to the three and six months ended June 30, 2022, primarily as a result of an increase in proportional adjusted EBITDA from our equity method investment in Double E. Total revenues decreased $12.7 million and $21.6 million compared to the three and six months ended June 30, 2022 as result of the disposition of the Lane G&P System in June 2022.

Piceance.
Volume throughput for our Piceance reportable segment follows.

	Piceance
	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Percentage Change	2023	2022	Percentage Change
Aggregate average daily throughput (MMcf/d)	297	312	(5%)	292	312	(6%)
Volume throughput decreased 5% and 6% compared to the three and six months ended June 30, 2022, respectively, as a result of natural production decline, partially offset by 23 new well connections that came online during the six months ended June 30, 2023.
Financial data for our Piceance reportable segment follows.

	Piceance
	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Percentage Change	2023	2022	Percentage Change
	(In thousands)			(In thousands)
Revenues:
Gathering services and related fees	$20,014	$19,981	0%	$39,133	$40,052	(2%)
Natural gas, NGLs and condensate sales	1,335	2,067	(35)%	2,976	3,962	(25)%
Other revenues	1,373	1,276	8%	2,799	2,551	10%
Total revenues	22,722	23,324	(3%)	44,908	46,565	(4%)
Costs and expenses:
Cost of natural gas and NGLs	499	1,266	(61)%	1,573	2,374	(34)%
Operation and maintenance	6,427	5,785	11%	12,176	11,058	10%
General and administrative	279	326	(14)%	518	654	(21)%
Depreciation and amortization	12,898	12,846	0%	25,779	25,626	1%
Gain on asset sales, net	—	(300)	*	(4)	(300)	*
Total costs and expenses	20,103	19,923	1%	40,042	39,412	2%
Add:
Depreciation and amortization	12,898	12,846		25,779	25,626
Adjustments related to capital reimbursement activity	(1,258)	(702)		(2,503)	(1,601)
Gain on asset sales, net	—	(300)		(4)	(300)
Other	106	105		210	240
Segment adjusted EBITDA	$14,365	$15,350	(6%)	$28,348	$31,118	(9%)
________
*Not considered meaningful
Three and six months ended June 30, 2023. Segment adjusted EBITDA decreased $1.0 million and $2.8 million, compared to the three and six months ended June 30, 2022, primarily reflecting a decrease in volume throughput as a result of natural production declines and the reduction in a certain customer’s minimum volume commitment that expired in 2022, partially offset by 23 new well connections that came online during the six months ended June 30, 2023.

Barnett.
Volume throughput for our Barnett reportable segment follows.

	Barnett
	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Percentage Change	2023	2022	Percentage Change
Average daily throughput (MMcf/d)	182	200	(9%)	191	199	(4%)
Volume throughput decreased 9% and 4% compared to the three and six months ended June 30, 2022, respectively, primarily as a result of temporary production curtailments associated with a significant reduction in commodity pricing, partially offset by 12 wells that came online subsequent to June 30, 2022.
Financial data for our Barnett reportable segment follows.

	Barnett
	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Percentage Change	2023	2022	Percentage Change
	(In thousands)			(In thousands)
Revenues:
Gathering services and related fees	$9,358	$10,378	(10%)	$19,552	$20,055	(3%)
Natural gas, NGLs and condensate sales	172	786	*	365	786	(54%)
Other revenues (1)	1,736	1,671	4%	2,800	3,734	(25%)
Total revenues	11,266	12,835	(12%)	22,717	24,575	(8%)
Costs and expenses:
Operation and maintenance	4,561	5,220	(13%)	8,630	7,344	18%
General and administrative	328	272	21%	593	514	15%
Depreciation and amortization	3,798	3,790	—	7,603	7,582	—
Gain on asset sales, net	(14)	—	*	(14)	—	*
Total costs and expenses	8,673	9,282	(7%)	16,812	15,440	9%
Add:
Depreciation and amortization	4,033	4,025		8,072	8,051
Adjustments related to capital reimbursement activity	(328)	(331)		(652)	(658)
Gain on asset sales, net	(14)	—		(14)	—
Other	985	—		985	5
Segment adjusted EBITDA	$7,269	$7,247	0%	$14,296	$16,533	(14)%
________
*Not considered meaningful
(1)Includes the amortization expense associated with our favorable gas gathering contracts as reported in Other revenues.
Three and six months ended June 30, 2023. Segment adjusted EBITDA decreased $2.2 million, compared to the six months ended June 30, 2022, primarily as a result of $1.7 million of commercial settlements that benefited the segment’s financial results in the first quarter of 2022 and did not occur for the remainder of 2022 or for the six months ended June 30, 2023.

Corporate and Other Overview for the Three and Six Months Ended June 30, 2023 and 2022
Corporate and Other represents those results that are not specifically attributable to a reportable segment or that have not been allocated to our reportable segments, including certain general and administrative expense items, transaction costs and interest expense.

	Corporate and Other
	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Percentage Change	2023	2022	Percentage Change
	(In thousands)			(In thousands)
Costs and expenses:
General and administrative	8,829	8,936	(1)%	17,385	20,096	(13)%
Transaction costs	405	(13)	*	707	233	*
Interest expense	35,175	24,887	41%	69,398	49,050	41%
________
* Not considered meaningful
General and Administrative. General and administrative expense decreased $2.7 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to lower employee severance costs and lower deal costs. During the six months ended June 30, 2023, the Partnership incurred $1.6 million of severance costs.
Interest Expense. The increase in interest expense for the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, primarily resulted from higher interest costs from the issuance of the additional principal amounts of the 2026 Secured Notes and borrowings on the Permian Transmission Term Loan, higher amortization expense of debt issuance costs and an increase of 50 basis points on the interest rate of our 2026 Secured Notes. Interest expense does not include the impact of gains or losses from our interest rate swaps entered into for the Permian Transmission Credit Facility.
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
We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of June 30, 2023, our material off-balance sheet arrangements and transactions include (i) letters of credit outstanding against our ABL Facility aggregating to $4.3 million, and (ii) letters of credit outstanding against our Permian Transmission Credit Facility aggregating to $10.5 million. There are no other transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of our capital resources.

As of June 30, 2023, we were in compliance with all covenants contained in the Senior Notes, the ABL Facility and the Permian Transmission Credit Facility. The ABL Facility requires that Summit Holdings not permit (i) the First Lien Net Leverage Ratio (as defined in the ABL Agreement) as of the last day of any fiscal quarter to be greater than 2.50:1.00, or (ii) the Interest Coverage Ratio (as defined in the ABL Agreement) as of the last day of any fiscal quarter to be less than 2.00:1.00. As of June 30, 2023, the First Lien Net Leverage Ratio and Interest Coverage Ratio was 1.36:1.00 and 2.14:1.00, respectively.
Credit Agreements and Financing Activities
ABL Facility. As of June 30, 2023, we had a $400.0 million revolving ABL Facility with a maturity date of May 1, 2026. As of June 30, 2023, the outstanding balance of the ABL Facility was $328.0 million and the available borrowing capacity totaled $67.7 million after giving effect to the issuance thereunder of $4.3 million of outstanding but undrawn irrevocable standby letters of credit.
2025 Senior Notes. In February 2017, the Co-Issuers co-issued $500.0 million of 5.75% senior unsecured notes maturing April 15, 2025 (the “2025 Senior Notes”). As of June 30, 2023, the outstanding balance of the 2025 Senior Notes was $259.5 million. The 2025 Senior Notes are senior, unsecured obligations and rank equally in right of payment with all of our existing and future senior obligations. The 2025 Senior Notes are effectively subordinated in right of payment to all of our secured indebtedness, to the extent of the collateral securing such indebtedness. As of June 30, 2023, the Co-Issuers could redeem all or part of the 2025 Senior Notes at a redemption price of 100.000%, plus accrued and unpaid interest, if any, to, but not including, the redemption date.
2026 Secured Notes. In November 2021, we issued $700.0 million of the 2026 Secured Notes, at a price of 98.5% of face value. Additionally, in November 2022, in connection with the 2022 DJ Acquisitions, we issued an additional $85.0 million of 2026 Secured Notes at a price of 99.26% of their face value. The Co-Issuers pay interest on the 2026 Secured Notes semi-annually on April 15 and October 15 of each year, and the 2026 Secured Notes are jointly and severally guaranteed, on a senior second-priority secured basis (subject to permitted liens), by us and each of our restricted subsidiaries that is an obligor under the ABL Facility, or under the 2025 Senior Notes on the issue date of the 2026 Secured Notes. As of June 30, 2023, the outstanding balance of the 2026 Secured Notes was $785.0 million.
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

Cash Flows
The components of the net change in cash and cash equivalents were as follows:

	Six Months Ended June 30,
	2023	2022
	(In thousands)
Net cash provided by operating activities	$51,640	$60,159
Net cash provided by (used in) investing activities	(38,217)	56,882
Net cash used in financing activities	(12,077)	(120,913)
Net change in cash, cash equivalents and restricted cash	$1,346	$(3,872)
Operating activities.
Cash flows provided by operating activities for the six months ended June 30, 2023 primarily reflected:
•a net loss of $27.7 million plus positive adjustments of $85.9 million for non-cash operating items.
•a $6.5 million decrease in working capital accounts.
Cash flows provided by operating activities for the six months ended June 30, 2022 primarily reflected:
•a net loss of $91.8 million plus positive adjustments of $152.9 million for non-cash operating items.
Investing activities.
Cash flows used in investing activities during the six months ended June 30, 2023 primarily reflected:
•$32.2 million of cash outflows for capital expenditures; and
•$3.5 million of cash investments in the Double E Project.
Cash flows used in investing activities during the six months ended June 30, 2022 primarily reflected:
•$75.5 million of cash proceeds from the disposition of the Lane G&P System, net of cash sold in the transaction;
•$4.6 million of cash proceeds from the sale of compressors; offset by
•$14.8 million of cash outflows for capital expenditures; and
•$8.4 million for cash investments in the Double E Project.
Financing activities.
Cash flows used in financing activities during the six months ended June 30, 2023 primarily reflected:
•$37.0 million of cash outflows for repayments on the ABL Facility,
•$5.1 million of cash outflows for repayments on the Permian Transmission Term Loan; offset by
•$35.0 million from borrowings on the ABL Facility.
Cash flows used in financing activities during the six months ended June 30, 2022 primarily reflected:
•$139.0 million of cash outflows for repayments on the ABL Facility; offset by
•$23.0 million from borrowings on the ABL Facility.
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

For the six months ended June 30, 2023, cash paid for capital expenditures totaled $32.2 million which included $6.3 million of maintenance capital expenditures. For the six months ended June 30, 2023, there were no contributions to Ohio Gathering and we contributed $3.5 million to Double E.
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

Off-Balance Sheet Arrangements
During the three and six months ended June 30, 2023, there were no material changes to the off-balance sheet obligations disclosed in our 2022 Annual Report.
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
On December 1, 2022, we completed the acquisition of Outrigger DJ. In connection with the acquisitions, Summit DJ - O, LLC (formerly Outrigger DJ Midstream, LLC), Summit DJ - O Operating, LLC (formerly Outrigger DJ Operating, LLC), Summit DJ - S, LLC (formerly Sterling Energy Investments, LLC), Grasslands Energy Marketing, LLC and Centennial Water Pipelines, LLC became newly acquired entities. With the exception of Centennial Water Pipeline, LLC, all acquired entities guarantee our obligations under the 2025 Senior Notes and 2026 Secured Notes.
The summarized financial information below presents the activities and balances of Bison Midstream, Summit Permian and Summit Finance as guarantor subsidiaries for all summarized income statement periods and balance sheet dates presented in which they were owned by the Partnership. Bison Midstream, Summit Permian and Permian Finance were not included in the Partnership’s balance sheet as of June 30, 2023 and December 31, 2022.
A list of each of SMLP’s subsidiaries that is a guarantor, issuer or co-issuer of our registered securities subject to the reporting requirements in Release 33-10762 is filed as Exhibit 22.1 to this report.

Summarized Balance Sheet Information. Summarized balance sheet information as of June 30, 2023 and December 31, 2022 follows.

	June 30, 2023
	SMLP	Obligor Group
	(In thousands)
Assets
Current assets	$3,524	$81,118
Noncurrent assets	8,914	2,097,839

Liabilities
Current liabilities	$8,975	$84,998
Noncurrent liabilities	2,127	1,406,832

	December 31, 2022
	SMLP	Obligor Group
	(In thousands)
Assets
Current assets	$2,553	$86,443
Noncurrent assets	8,274	2,130,052

Liabilities
Current liabilities	$16,345	$79,841
Noncurrent liabilities	2,172	1,410,370
Summarized Statements of Operations Information. For the purposes of the following summarized statements of operations, we allocate a portion of general and administrative expenses recognized at the SMLP parent to the Obligor Group to reflect what those entities' results would have been had they operated on a stand-alone basis. Summarized statements of operations for the six months ended June 30, 2023 and for the year ended December 31, 2022 follow.

	Six Months Ended June 30, 2023
	SMLP	Obligor Group
	(In thousands)
Total revenues	$—	$210,354
Total costs and expenses	2,638	180,916
Loss before income taxes and income from equity method investees	(2,641)	(32,971)
Income from equity method investees	—	8,099
Net loss	$(2,388)	$(24,872)

	Year Ended December 31, 2022
	SMLP	Obligor Group
	(In thousands)
Total revenues	$—	$369,592
Total costs and expenses	10,505	411,640
Loss before income taxes and income from equity method investees	(10,505)	(136,912)
Income from equity method investees	—	13,358
Net loss	$(10,827)	$(123,554)
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our interest rate risk exposure, which is largely related to our indebtedness, has not changed materially since December 31, 2022. As of June 30, 2023, we had approximately $1.0 billion principal of fixed-rate debt, $328.0 million outstanding under our variable rate ABL Facility and $150.2 million outstanding under the variable rate Permian Transmission Term Loan (see Note 8 - Debt). As of June 30, 2023, we had $135.2 million of interest rate exposure hedged to offset the impact of changes in interest rates on our Permian Transmission Term Loan. While existing fixed-rate debt mitigates the downside impact of fluctuations in interest rates, future issuances of long-term debt could be impacted by increases in interest rates, which could result in higher overall interest costs. In addition, the borrowings under our ABL Facility, which have a variable interest rate, also expose us to the risk of increasing interest rates. For additional information, see the "Interest Rate Risk" section included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the 2022 Annual Report and updates to our risk factors included herein.
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
Item 4. Controls and Procedures.
Under the direction of our General Partner's Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of June 30, 2023 and (ii) no change in internal control over financial reporting occurred during the quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Fiberspar Corporation. On May 3, 2022, Fiberspar Corporation filed a petition in state court alleging over $5.0 million owed but not paid for orders of pipeline product from Fiberspar. The petition asserts causes of action for breach of contract and suit on sworn account. A civil action on the same claims had been filed by Fiberspar in 2016 but was dismissed without prejudice pursuant to a standstill and tolling agreement that expired in 2021. We filed an answer on September 6, 2022 denying Fiberspar’s claims and asserting counter claims. The case is pending in the District Court of Harris County, Texas. It is currently set for trial in January 2024. We are unable to predict the final outcome of this matter.
Global Settlement. On August 4, 2021, the Partnership and several of its subsidiaries entered into agreements to resolve government investigations into the previously disclosed 2015 Blacktail Release, from a pipeline owned and operated by Meadowlark Midstream, which at the time was a wholly owned subsidiary of Summit Investments, (together with Meadowlark Midstream, the “Companies”). The Companies entered into the following agreements to resolve the U.S. federal and North Dakota state governments’ environmental claims against the Companies with respect to the 2015 Blacktail Release: (i) a Consent Decree with (a) the DOJ, on behalf of the U.S. Environmental Protection.
Agency and the U.S. Department of Interior, and (b) the State of North Dakota, on behalf of the North Dakota Department of Environmental Quality and the North Dakota Game and Fish Department, lodged with the U.S. District Court; (ii) a Plea Agreement with the United States, by and through the U.S. Attorney for the District of North Dakota, and the Environmental Crimes Section of the DOJ; and (iii) a Consent Agreement with the North Dakota Industrial Commission (together, the “Global Settlement”).
The Consent Decree provides for, among other requirements and subject to the conditions therein, (i) payment of total civil penalties and reimbursement of assessment costs of $21.25 million, with the federal portion of penalties payable over up to five years and the state portion of penalties payable over up to, for the federal and state civil amounts, six years and, for the federal criminal amounts, five years, with interest accruing at, for the federal and state civil amounts, a fixed rate of 3.25% and, for the federal criminal amounts, a variable rate set by statue; (ii) continuation of remediation efforts at the site of the 2015 Blacktail Release; (iii) other injunctive relief including but not limited to control room management, an environmental management system audit, training, and reporting; and (iv) no admission of liability to the U.S. or North Dakota. The Consent Decree was entered by the U.S. District Court on September 28, 2021.
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
On December 6, 2021, the U.S. District Court accepted the Plea Agreement. This Global Settlement resulted in losses amounting to $36.3 million and will be paid over five to six years, of which we have paid principal amount of $8.0 million as of June 30, 2023.
Verdad Resources. Verdad Resources LLC (“Verdad”) filed a complaint in Colorado state court for the district of Weld County against Sterling Energy Investments LLC (“Sterling”), Golden Resources, Inc., and Grasslands Energy Marketing LLC (“Grasslands”) on October 20, 2022, and amended on December 6, 2022 to exclude Golden Resources, Inc. as a defendant. In connection with the 2022 DJ Acquisitions, Sterling and Grasslands became subsidiaries of the Partnership. Verdad claims that Sterling did not have the right to assess marketing fees passed through from Grasslands’ purchase and resale of residue natural gas and natural gas liquids from Sterling. The relief requested by Verdad includes approximately $3.6 million in damages plus pre-judgment interest as well as declaratory relief and recovery of costs. The case is currently scheduled for trial in April 2024. We are unable to predict the final outcome of this matter.

Sage Natural Resources. In July 2022, the Partnership’s subsidiary DFW Midstream filed a petition in the District Court of Dallas County, Texas seeking payment of approximately $1.0 million in electric power costs for gathering services provided to Sage Natural Resources, LLC (“Sage”) in 2021-2022. Sage has denied the amounts are owed and has filed counterclaims seeking damages and other relief for DFW Midstream’s alleged breaches of the gathering agreement. A non-jury trial is currently scheduled for February 2024, and we are unable to predict the final outcome of this matter.
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

3.5		Certificate of Formation of Summit Midstream GP, LLC (Incorporated herein by reference to Exhibit 3.4 to SMLP's Form S-1 Registration Statement dated August 21, 2012 (Commission File No. 333-183466))
10.1		First Amendment to Loan and Security Agreement, dated October 14, 2022, by and among Summit Midstream Partners, LP, Summit Midstream Holdings, LLC and Bank of America, N.A.
10.2		Second Amendment to Loan and Security Agreement, dated May 10, 2023, by and among Summit Midstream Partners, LP, Summit Midstream Holdings, LLC and Bank of America, N.A.
10.3		Omnibus Amendment, dated June 27, 2023, by and among Summit Permian Transmission, LLC, MUFG Bank, Ltd., Mizuho Bank (USA), Mizuho Bank, Ltd. and the lenders party thereto.
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

Summit Midstream Partners, LP
(Registrant)

By: Summit Midstream GP, LLC (its General Partner)

August 9, 2023	/s/ WILLIAM J. MAULT
William J. Mault, Executive Vice President and Chief Financial Officer (Principal Financial Officer)