Form 10-K
period 2023-12-31
Summit Midstream Partners, LP
filed 2024-03-15
CIK 1549922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐    Yes      ☒    No
The aggregate market value of the common units held by non-affiliates of the registrant as of June 30, 2023 was 168,613,071.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	As of March 1, 2024
Common Units	10,415,675
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2024 Annual Meeting of Limited Partners, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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
•the current and potential future impact of the COVID-19 pandemic or other pandemics on our business, results of operations, financial position or cash flows;
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
Our business is subject to the following principal risks and uncertainties:
Risks Related to Our Operations
•We are engaged in a strategic review process, which may pose additional risks to our business, and there can be no assurance as to its outcome.
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
•Significant prolonged weakness in natural gas, NGL and crude oil prices could reduce throughput on our systems and materially adversely affect our revenues and results of operations.
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
Risks Related to Our Finances
•Limited access to and/or availability of the commercial bank market or debt and equity capital markets could impair our ability to grow or cause us to be unable to meet future capital requirements.
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
•Our unitholders are required to pay income taxes on their share of our taxable income, which may be substantial even if they do not receive any cash distributions from us.
•In 2020, we engaged in transactions that generated substantial cancellation of debt (“COD”) income on a per unit basis relative to the trading price of our common units. We may engage in other transactions that result in substantial COD income or other substantial gains, such as gains upon asset sales, in the future, and such events may cause a unitholder to be allocated substantial income with respect to our units with no corresponding distribution of cash to fund the payment of the resulting tax liability to the unitholder.
Risks Related to Terrorism and Cyberterrorism
•Terrorist attacks and threats, escalation of military activity in response to these attacks or acts of war could have a material adverse effect on our business, financial condition or results of operations.
•Our operations depend on the use of information technology and operational technology systems that could be the target of a cyberattack.

ORGANIZATIONAL CHART
The following chart provides a summarized view of our legal entity structure at December 31, 2023:

Unitholders
Common Equity
Series A Preferred Equity
Summit Midstream Partners, LP (NYSE: SMLP)
Employee and holding company subsidiaries
Summit Midstream Partners, LLC
Summit Midstream Partners Holdings, LLC
Non-economic General Partner Interest
Summit Midstream GP, LLC (our general partner)
Summit Contribution Holdings, LLC
Senior Notes, Secured Notes and Unsecured Notes
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

2023 Exchange Transactions	the exchange of new 2026 Unsecured Notes for outstanding 2025 Senior Notes and cash in November 2023 and the subsequent repurchases of outstanding 2025 Senior Notes
2025 Senior Notes	Summit Holdings' and Finance Corp.’s 5.75% senior unsecured notes due April 2025
2026 Secured Notes	Summit Holdings' and Finance Corp.’s 8.500% senior secured second lien notes due October 2026
2026 Secured Notes Indenture	Indenture, dated as of November 2, 2021, by and among Summit Holdings, Finance Corp., the guarantors party thereto and Regions Bank, as trustee
2026 Unsecured Notes	Summit Holdings' and Finance Corp.’s 12.00% senior unsecured notes due October 2026
2026 Unsecured Notes Indenture	Indenture, dated as of November 21, 2023, by and among Summit Holdings, Finance Corp., the guarantors party thereto and Regions Bank, as trustee
ABL Facility	the asset-based lending credit facility governed by the ABL Agreement
ABL Agreement
Loan and Security Agreement, dated as of November 2, 2021, among Summit Holdings, as borrower, SMLP and certain subsidiaries from time to time party thereto, as guarantors, Bank of America, N.A., as agent, ING Capital LLC, Royal Bank of Canada and Regions Bank, as co-syndication agents, and Bank of America, N.A., ING Capital LLC, RBC Capital Markets and Regions Capital Markets, as joint lead arrangers and joint bookrunners, as amended

Additional 2026 Secured Notes	the additional $85.0 million of 2026 Secured Notes issued in November 2022 in connection with the 2022 DJ Acquisitions
AMI	area of mutual interest; AMIs require that any production from wells drilled by our customers within the AMI be shipped on and/or processed by our gathering systems
associated natural gas	a form of natural gas which is found with deposits of petroleum, either dissolved in the crude oil or as a free gas cap above the crude oil in the reservoir
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Audit Committee	the audit committee of the Board of Directors
Bbl	one barrel; used for crude oil and produced water and equivalent to 42 U.S. gallons
Bcf	one billion cubic feet

Bcfe/d	the equivalent of one billion cubic feet per day; generally calculated when liquids are converted into natural gas; determined using a ratio of six thousand cubic feet of natural gas to one barrel of liquids

Bison Midstream	Bison Midstream, LLC
Board of Directors	the board of directors of our General Partner
CAA	Clean Air Act
CEA	Commodity Exchange Act
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act
CFTC	Commodity Futures Trading Commission
COD	cancellation of debt
Collateral Agreement	Collateral Agreement, dated as of November 2, 2021, by and among SMLP, as a pledgor, Summit Holdings and Finance Corp., as pledgors and grantors, the subsidiary guarantors party therein, and Regions Bank, as collateral agent

Compensation Committee	the compensation committee of the Board of Directors
condensate	a natural gas liquid with a low vapor pressure, mainly composed of propane, butane, pentane and heavier hydrocarbon fractions
Conflicts Committee	the conflicts committee of the Board of Directors, if established
Co-Issuers	Summit Holdings and Finance Corp., as co-issuers of the 2025 Senior Notes, the 2026 Unsecured Notes and the 2026 Secured Notes
CWA	Clean Water Act
DFW Midstream	DFW Midstream Services LLC
DJ Basin	Denver-Julesburg Basin
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
DOT	U.S. Department of Transportation
Double E	Double E Pipeline, LLC
Double E Pipeline
a 1.35 Bcf per day, FERC-regulated interstate natural gas transmission pipeline that commenced operations in November 2021 and provides transportation service from multiple receipt points in the Delaware Basin to various delivery points in and around the Waha hub in Texas

dry gas	natural gas primarily composed of methane where heavy hydrocarbons and water either do not exist or have been removed through processing or treating
Dth/d	one million British Thermal Units per day

EPA	Environmental Protection Agency
Epping	Epping Transmission Company, LLC
Epping Pipeline	an interstate crude oil pipeline in North Dakota, owned and operated by Epping
EPU	earnings or loss per unit
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Finance Corp.	Summit Midstream Finance Corp.
fracking	the process of injecting liquid at high pressure into subterranean rocks and boreholes to force open existing fissures and extract oil or gas
frac-protect activities	activities that are designed to protect existing hydrocarbon wells from harm by shutting in existing hydrocarbon production until new well activities have concluded
FTC	Federal Trade Commission
GAAP	accounting principles generally accepted in the United States of America
General Partner	Summit Midstream GP, LLC
GHG	greenhouse gas(es)
GP	general partner
Grand River	Grand River Gathering, LLC
Guarantor Subsidiaries	Bison Midstream and its subsidiaries, Grand River and its subsidiaries, DFW Midstream, Summit Marketing, Summit Permian, Permian Finance, OpCo, Summit Utica, Meadowlark Midstream, Summit Permian II, Mountaineer Midstream, Epping, Red Rock, Polar Midstream and Summit Niobrara

hub	geographic location of a storage facility and multiple pipeline interconnections
ICA	Interstate Commerce Act
Intercreditor Agreement	Intercreditor Agreement, dated as of November 2, 2021, by and among Bank of America, N.A., as first lien representative and collateral agent for the initial first lien claimholders, Regions Bank, as second lien representative for the initial second lien claimholders and as collateral agent for the initial second lien claimholders, acknowledged and agreed to by Summit Holdings and the other grantors referred to therein

IRS	Internal Revenue Service
IT	information technology

LIBOR	London Interbank Offered Rate
Mbbl/d	one thousand barrels per day
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MDTQ	maximum daily transportation quantity
Meadowlark Midstream	Meadowlark Midstream Company, LLC
MMBtu	one million British Thermal Units
MMcf	one million cubic feet
MMcf/d	one million cubic feet per day
MMcfe/d	the equivalent of one million cubic feet per day; determined using a ratio of six thousand cubic feet of natural gas to one barrel of liquids
Mountaineer Midstream	Mountaineer Midstream Company, LLC
MVC	minimum volume commitment
NAAQS	national ambient air quality standard
NEPA	National Environmental Policy Act
NDIC	North Dakota Industrial Commission
NGA	Natural Gas Act
NGLs	natural gas liquids; the combination of ethane, propane, normal butane, iso-butane and natural gasolines that when removed from unprocessed natural gas streams become liquid under various levels of higher pressure and lower temperature

NGPA	Natural Gas Policy Act of 1978
Niobrara G&P	Niobrara Gathering and Processing system
Non-Guarantor Subsidiaries	Permian Holdco and Summit Permian Transmission
NYSE	New York Stock Exchange
Obligor Group	the Co-Issuers and the Guarantor Subsidiaries
OCC	Ohio Condensate Company, L.L.C.
OGC	Ohio Gathering Company, L.L.C.
Ohio Gathering	Ohio Gathering Company, L.L.C. and Ohio Condensate Company, L.L.C.
OPA	Oil Pollution Control Act

OpCo	Summit Midstream OpCo, LP
OT	operational technology
PHMSA	Pipeline and Hazardous Materials Safety Administration
play	a proven geological formation that contains commercial amounts of hydrocarbons
Permian Finance	Summit Midstream Permian Finance, LLC
Permian Holdco	Summit Permian Transmission Holdco, LLC
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
Revolving Credit Facility
the Third Amended and Restated Credit Agreement dated as of May 26, 2017, as amended by the First Amendment to Third Amended and Restated Credit Agreement dated as of September 22, 2017, the Second Amendment to Third Amended and Restated Credit Agreement dated as of June 26, 2019, the Third Amendment to Third Amended and Restated Credit Agreement dated as of December 24, 2019 and the Fourth Amendment to the Third Amended and Restated Credit Agreement dated as of December 18, 2020

SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
segment adjusted EBITDA	total revenues less total costs and expenses; plus (i) other income excluding interest income, (ii) our proportional adjusted EBITDA for equity method investees, (iii) depreciation and amortization, (iv) adjustments related to MVC shortfall payments, (v) adjustments related to capital reimbursement activity, (vi) unit- based and noncash compensation, (vii) impairments and (viii) other noncash expenses or losses, less other noncash income or gains

Senior Notes	The 2025 Senior Notes, the 2026 Unsecured Notes and the 2026 Secured Notes, collectively
Series A Preferred Units	Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units issued by the Partnership
shortfall payment	the payment received from a counterparty when its volume throughput does not meet its MVC for the applicable period
SMLP	Summit Midstream Partners, LP
SMLP LTIP	SMLP Long-Term Incentive Plan
SMP Holdings	Summit Midstream Partners Holdings, LLC, also known as SMPH
SMPH Term Loan
SMPH Holdings’ term loan, governed by the Term Loan Agreement, dated as of March 21, 2017, among SMP Holdings, as borrower, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent

SOFR	Secured Overnight Financing Rate
SPCC	Spill Prevention Control and Countermeasure
Subsidiary Series A Preferred Units	Series A Fixed Rate Cumulative Redeemable Preferred Units issued by Permian Holdco
Summit Holdings	Summit Midstream Holdings, LLC
Summit Investments	Summit Midstream Partners, LLC
Summit Marketing	Summit Midstream Marketing, LLC
Summit Niobrara	Summit Midstream Niobrara, LLC
Summit Permian	Summit Midstream Permian, LLC
Summit Permian II	Summit Midstream Permian II, LLC
Summit Permian Transmission	Summit Permian Transmission, LLC
Summit Utica	Summit Midstream Utica, LLC
Tax Reform Legislation	the Tax Cuts and Jobs Act of 2017
Tcfe	the equivalent of one trillion cubic feet
the Partnership	Summit Midstream Partners, LP and its subsidiaries
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
Our Business Strategies
We operate a differentiated midstream platform that is built for long-term, sustainable value creation. Our integrated assets are strategically located in production basins including the Williston Basin, DJ Basin, Utica Shale, Marcellus Shale, Barnett Shale, Piceance Basin and Permian Basin. Our primary business objective is to maximize cash flow and provide cash flow stability for our stakeholders while growing prudently and profitably. We intend to accomplish this objective by executing the following strategies:
•Capital structure optimization. We seek to maximize unitholder value. Our capital structure currently consists of common equity, preferred equity, and indebtedness that is comprised of debt securities and borrowings under our revolving credit facilities, a portion of which is secured by substantially all of the Partnership's assets. We intend to optimize our capital structure in the future by reducing our indebtedness with free cash flow, and when appropriate, we may pursue opportunistic capital markets transactions or asset divestitures with the objective of increasing long-term unitholder value.
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
Recent Developments and Highlights
The following is a brief listing of significant developments and highlights for the year ended December 31, 2023. Additional information regarding these items may be found elsewhere in this Annual Report.
•Strategic review. As we previously announced in October 2023, based on the Partnership’s recent and expected financial performance, as well as interest from third parties for potential transactions, ranging from the sale of specific assets to consideration for the whole Partnership, the Partnership’s Board of Directors has engaged external advisors to evaluate strategic alternatives for the Partnership with the goal of maximizing value for the Partnership’s unitholders. These alternatives may include, but are not limited to, continued execution of the Partnership’s business plan, sale of assets, refinancing parts or the entirety of its capital structure, sale of the Partnership by merger or cash, or any combination of these and other alternatives.
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
•Refinancing of 2025 Senior Notes. In November 2023, we entered into a private agreement to issue a total of $209.5 million aggregate principal amount of unsecured notes (the “2026 Unsecured Notes”) in exchange for $180.0 million aggregate principal amount of our existing 2025 Senior Notes and $29.5 million in cash (the “2023 Exchange”). The exchanged 2025 Senior Notes were cancelled. The cash raised was used to repurchase $29.7 million aggregate principal amount of existing 2025 Senior Notes (together with the 2023 Exchange, the “2023 Exchange Transactions”) that were not exchanged. As of December 31, 2023, following the consummation of the 2023 Exchange Transactions, approximately $49.8 million of 2025 Senior Notes remained outstanding. This refinancing event allowed us to extend the maturity of a portion of our 2025 Senior Notes to October 15, 2026, in line with the maturity date of our 2026 Secured Notes.
•Integration of DJ Acquisitions. In December 2022, we completed the 2022 DJ Acquisitions. As a result of the 2022 DJ Acquisitions, we acquired natural gas gathering and processing systems, a crude oil gathering system, freshwater rights, and freshwater delivery system in the DJ Basin. The acquired assets of Outrigger DJ and Sterling DJ are located in Weld, Morgan, and Logan Counties, Colorado and Cheyenne County, Nebraska. During 2023, we continued to integrate the 2022 DJ Acquisitions into our existing DJ Basin assets and began to achieve capital and operating synergies. Those integration efforts will continue into 2024.
•Capital structure optimization and portfolio management. We intend to optimize our capital structure in the future by reducing our indebtedness with free cash flow, and when appropriate, we may pursue opportunistic transactions with the objective of increasing long-term unitholder value. This may include opportunistic acquisitions (such as the 2022 DJ Acquisitions), divestitures (such as the dispositions of the Lane G&P System and Bison Midstream in 2022), re-allocation of capital to new or existing areas, and development of joint ventures involving our existing midstream assets or new investment opportunities. We believe that our internally generated cash flow, our ABL Facility, the Permian Term Loan Facility, and access to debt or equity will be adequate to finance our strategic initiatives. To attain our overall corporate strategic objectives, we may conduct an asset divestiture, or divestitures, at a transaction valuation that is less than the net book value of the divested asset.
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
Reportable Segments. As of December 31, 2023, our reportable segments are below along with management’s categorization of the primary commodity driving customer drilling and completion decisions for each segment:
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
Our AMIs cover approximately 4.0 million surface acres in the aggregate, which includes more than 0.8 million surface acres associated with Ohio Gathering.
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
As of December 31, 2023, we had remaining MVCs totaling 0.5 Tcfe, our MVCs had a weighted-average remaining life of 3.2 years, and these MVC's average approximately 267 MMcfe/d through 2028.
For additional information on our MVCs, see Note 4 – Revenue and Note 8 – Deferred Revenue to the consolidated financial statements.
Throughput and Commodity Price Exposure. Our financial results are primarily driven by volume throughput across our gathering systems and by expense management. During 2023, aggregate natural gas volume throughput averaged 1,292 MMcf/d and crude oil and produced water volume throughput averaged 78 Mbbl/d. A majority of the volumes that we gather, compress, treat and/or process have a fixed-fee rate structure, which enhances the stability of our cash flows by providing a revenue stream that is not subject to direct commodity price risk or volatility. We also earn a portion of our revenues from the following activities that directly expose us to fluctuations in commodity prices: (i) the sale of physical natural gas and/or NGLs purchased under percentage-of-proceeds or other processing arrangements with certain of our customers in the Rockies and Piceance segments, (ii) the sale of natural gas we retain from certain Barnett customers, (iii) the sale of condensate we retain from our gathering services in the Rockies and Piceance segments and (iv) additional gathering fees that are tied to performance of certain commodity price indexes, which are then added to the fixed gathering rates. During the year ended December 31, 2023, these additional activities accounted for approximately 39% of total revenues.
Equity Method Investment – Ohio Gathering. We have an equity method investment in Ohio Gathering, which comprises a natural gas gathering system and condensate stabilization facility located in the core of the Utica Shale in southeastern Ohio. Our joint venture partner in Ohio Gathering may elect to fund 100% of a capital call if we choose not to fund our proportionate share of such capital call. In 2023 and 2022, we chose to not fund capital calls in Ohio Gathering because the investment did not meet our corporate objectives, and, as a result, our ownership interest in that venture was reduced to 36.5% as of December 31, 2023, from 37.2% as of December 31, 2022. MPLX LP (“MPLX”) is the operator of the Ohio Gathering joint venture and our joint venture partner.
Equity Method Investment – Double E. We have an equity method investment in Double E, a 1.35 Bcf/d FERC-regulated interstate natural gas transmission pipeline that commenced operations in November 2021 and provides transportation service from multiple receipt points in the Delaware Basin to various delivery points in and around the Waha hub in Texas. We are the operator of the joint venture and have made all required capital contributions to Double E. As of December 31, 2023, the Partnership owns a 70% interest in Double E. A subsidiary of ExxonMobil Corporation is our joint venture partner.

Overview of our Segments
Northeast.
The following table provides operating information regarding our Northeast reportable segment as of December 31, 2023.

	Aggregate throughput capacity (MMcf/d)	Average daily MVCs through 2028 (MMcf/d)	Remaining MVCs (Bcf)	Weighted-average remaining contract life (Years)	Weighted-average remaining MVC life (Years)
Northeast (1)	1,770	144	263	6.2	3.0
Ohio Gathering (2)	1,183	n/a	n/a	8.1	n/a
______________________________________________
(1) Includes our wholly owned assets, Summit Utica system and Mountaineer Midstream system
(2) Presented on a gross basis. As of December 31, 2023, we owned an approximate 36.5% interest in OGC and an approximate 38.2% interest in OCC.
Our Northeast segment is comprised of our Summit Utica system, our Mountaineer Midstream system, and our equity method investments in Ohio Gathering.
Summit Utica system. The Summit Utica system is a natural gas gathering system located in Belmont and Monroe counties in southeastern Ohio and serves producers targeting the dry gas reserves of the Utica and Point Pleasant shale formations. The Summit Utica system gathers and delivers natural gas, primarily under long-term, fee-based gathering agreements, which include acreage dedications. Ascent Resources, a large U.S. independent crude oil and natural gas company, is the key customer of Summit Utica, and the AMIs from our customers for this system cover approximately 115,000 surface acres in the aggregate.
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
Ohio Gathering. Ohio Gathering comprises a natural gas gathering system and condensate stabilization facility located in the core of the Utica Shale in southeastern Ohio. The gathering system spans the condensate, liquids-rich and dry gas windows of the Utica Shale for multiple producers that are targeting production from the Utica and Point Pleasant shale formations across Belmont, Monroe, Guernsey, Harrison and Noble counties in southeastern Ohio. Ohio Gathering is operated by our partner, MPLX. Substantially all gathering services on the Ohio Gathering system are provided pursuant to long-term, fee-based gathering agreements. Ascent Resources and Gulfport Energy Corporation are Ohio Gathering's key customers and the AMIs from our customers for this system cover approximately 836,000 surface acres in the aggregate.
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
As of December 31, 2023, we owned an approximate 36.5% interest in OGC and an approximate 38.2% interest in OCC. For additional information, see Note 7 - Equity Method Investments to the consolidated financial statements.

Rockies.
The following table provides operating information regarding our Rockies reportable segment as of December 31, 2023.

	Aggregate throughput capacity - liquids (Mbbl/d)	Aggregate throughput capacity - natural gas (MMcf/d)	Average daily MVCs through 2028 (MMcf/d)	Remaining MVCs (Bcfe)	Weighted-average remaining contract life (Years)	Weighted-average remaining MVC life (Years)
Rockies - Williston	225	n/a	n/a	n/a	6.0	n/a
Rockies - DJ (1)	50	220	10	19	7.8	4.6
______________________________________________
(1)Capacity of 220 MMcf/d represents nameplate processing capacity. Operational capacity is estimated at approximately 180 MMcf/d. Weighted average remaining life excludes interruptible off-load contracts.
AMIs for the Rockies reportable segment total approximately 2.5 million surface acres in the aggregate.
Our Rockies reportable segment is comprised of our Polar and Divide system and the Niobrara G&P system.
Polar and Divide system. The Polar and Divide system, collectively Polar Midstream and Epping, which is located primarily in Williams and Divide counties in northwestern North Dakota, owns, operates and is currently developing crude oil and produced water gathering systems and transmission pipelines serving multiple customers that are targeting crude oil production from the Bakken and Three Forks shale formations. The Polar and Divide system is underpinned by long-term, fee-based gathering agreements, which include acreage dedications. Chord Energy Corporation, Zavanna LLC, Enerplus Corporation, which announced a merger with Chord Energy Corporation in February 2024, and Kraken Resources are the key customers of the Polar and Divide system.
Crude oil that is gathered by the Polar and Divide system is delivered to interconnects with (i) the Dakota Access Pipeline, (ii) the COLT Hub rail facility and (iii) Enbridge Inc’s North Dakota Pipeline System. Produced water is delivered to third-party or producer owned disposal facilities.
Niobrara G&P system. The Niobrara G&P system is located near Hereford, Colorado, in rural Weld, Morgan and Logan Counties, and in Cheyenne County of Nebraska. Weld County is the largest crude oil and natural gas producing county in Colorado. Gathering and processing services on the Niobrara G&P system are provided pursuant to long-term, fee-based and percentage of proceeds agreements with producers that are primarily targeting crude oil production from the Niobrara and Codell shale formations. Bison Oil and Gas IV, Chevron Corporation, Civitas Resources, Inc., a large U.S. independent crude oil and natural gas company and Verdad Resources are the key customers of the Niobrara G&P system and have underpinned our volume throughput with acreage dedications and MVCs.
The Niobrara G&P system operates a low-pressure associated natural gas gathering system, and natural gas processing plants with processing capacity of up to 220 MMcf/d.
Residue gas is delivered to the Cheyenne Plains, Colorado Interstate Gas, Tallgrass Interstate Gas Transmission, Trailblazer Pipeline and Southern Star and processed NGLs are delivered to the Overland Pass Pipeline and the P66 NGL System.
Additionally, the system has discrete freshwater infrastructure that consists of 19 water wells and other infrastructure to provide its customers with up to approximately 55,000 barrels per day of fresh water for well completion activities. The crude gathering system includes approximately 30 miles of gathering pipeline with delivery into the Pony Express pipeline.

Permian.
The following table provides operating information regarding our Permian reportable segment as of December 31, 2023.

	Aggregate throughput capacity (MMcf/d)	Average daily MVCs through 2028 (MMcf/d)	Remaining MVCs (Bcf)	Weighted-average remaining contract life (Years)	Weighted-average remaining MVC life (Years)
Double E (1)	1,350	997	2,873	7.8	7.8
______________________________________________
(1) Presented on a gross basis. Existing MVC’s contractually increase to 1.0 Bcf/d beginning in November 2024. As of December 31, 2023, we owned a 70% interest in Double E. Statistics exclude recently announced Janus Processing Plant connection and associated take-or-pay contract, which has an expected in-service date of Q1 2025.
Double E. Double E is a 135 mile, 1.35 Bcf/d, FERC-regulated interstate natural gas transmission pipeline that commenced operations in November 2021 and provides transportation service from receipt points in the Delaware Basin to various delivery points in and around the Waha hub in Texas. Double E is underpinned by 1.0 Bcf/d of long-term take-or-pay contracts with ExxonMobil Corporation, Marathon Oil and Matador Resources Company (“Matador”). In 2021, we entered into negotiated rate agreements with an average term of 10 years from the in-service date of the pipeline, which occurred on November 18, 2021 and with total MDTQ’s that increase from 585,000 Dth/d during the first year of the agreement to 1,000,000 Dth/d in the fourth year, which equates to approximately 74% of its certificated capacity of 1,350,000 Dth/d. Volume throughput is received from multiple processing plants, including Enlink’s Lobo plant, Matador’s Marlan plant, XTO’s Cowboy plant, Targa’s Roadrunner plant, San Mateo’s Black River plant and Crestwood’s Carlsbad plant. In 2023, Double E executed a new 40 MMcf/d contract with a large U.S. independent crude oil and natural gas company, which includes a connection to the Janus Processing Plant that is currently under construction with an expected in-service date in Q1 2025. The take-or-pay contract has a 10-year term upon the earlier of the in-service date of the Janus Processing Plant, or April 1, 2025. The Partnership owns 70% of Double E and operates the pipeline.

Piceance.
The following table provides operating information regarding our Piceance reportable segment as of December 31, 2023.

	Aggregate throughput capacity (MMcf/d)	Average daily MVCs through 2028 (MMcf/d)	Remaining MVCs (Bcf)	Weighted-average remaining contract life (Years)	Weighted-average remaining MVC life (Years)
Piceance	1,622	113	206	8.0	2.5
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

Barnett.
The following table provides operating information regarding our Barnett reportable segment as of December 31, 2023.

	Throughput capacity (MMcf/d)	Average daily MVCs through 2028 (MMcf/d)	Remaining MVCs (Bcf)	Weighted-average remaining contract life (Years)	Weighted-average remaining MVC life (Years)
Barnett	450	n/a	n/a	4.0	n/a
AMIs for the Barnett reportable segment cover approximately 124,000 surface acres.
Our Barnett reportable segment is comprised of DFW Midstream system.
DFW Midstream system. The DFW Midstream system is primarily located in southeastern Tarrant County, in north-central Texas. We consider this area to be the core of the Barnett Shale because of the quality of the geology and the high production profile of the wells drilled to date in our service area. The DFW Midstream system is underpinned by a long-term, fee-based gathering agreements with TotalEnergies Gas & Power North America, Inc. (“Total”) and other customers. Total is the key customer for DFW Midstream.
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
Statutory Compliance and Anti-Market Manipulation Rules. We are subject to the anti-market manipulation and penalty provisions in the NGA and the NGPA, as amended by the Energy Policy Act of 2005, which authorize FERC to impose fines of up to approximately $1.5 million per day per violation of the NGA, the NGPA, or their implementing rules, regulations, and orders subject to future adjustments for inflation. In addition, the FTC holds statutory authority under the Energy Independence and Security Act of 2007 to prevent market manipulation in petroleum markets, including the authority to request that a court impose fines of up to approximately $1.5 million per violation, subject to future adjustment for inflation. These agencies have promulgated broad rules and regulations prohibiting fraud and manipulation in oil and gas markets. The CFTC is directed under the CEA to prevent price manipulations in the commodity and futures markets, including the energy futures markets. Pursuant to statutory authority, the CFTC has adopted anti-market manipulation regulations that prohibit fraud and price manipulation in the commodity and futures markets. The CFTC also has statutory authority to seek civil penalties of up to the greater of approximately $1.5 million per day per violation, subject to future adjustment for inflation, or triple the monetary gain to the violator for violations of the anti-market manipulation sections of the CEA. We are also subject to various reporting requirements that are designed to facilitate transparency and prevent market manipulation.
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
PHMSA has also imposed additional requirements on onshore gas transmission systems and hazardous liquids pipelines in recent years. In October 2019, the PHMSA issued three new final rules. One rule, which became effective in December 2019, establishes procedures to implement the expanded emergency order enforcement authority set forth in an October 2016 interim final rule. Among other things, this rule allows the PHMSA to issue an emergency order without advance notice or opportunity for a hearing. The other two rules, which became effective in July 2020, imposed several new requirements on operators of onshore gas transmission systems and hazardous liquids pipelines. The rule concerning gas transmission extended the requirement to conduct integrity assessments beyond “high consequence areas” (“HCAs”) to pipelines in “moderate consequence areas” (“MCAs”). It also included requirements to reconfirm Maximum Allowable Operating Pressure (“MAOP”), report MAOP exceedances, consider seismicity as a risk factor in integrity management, and use certain safety features on in-line inspection equipment. PHMSA modified the rule in July 2020, in response to a petition for reconsideration, to limit the rule’s recordkeeping requirement related to class location changes to gas transmission pipelines (not gas distribution pipelines) and to clarify that the rule’s reconfirmation requirements related to MAOP is limited to segments without traceable, verifiable and complete pressure test records. The rule concerning hazardous liquids extended the required use of leak detection systems beyond HCAs to all regulated non-gathering hazardous liquid pipelines, requires reporting for gravity fed lines and unregulated gathering lines, requires periodic inspection of all lines not in HCAs, calls for inspections of lines after extreme weather events, and added a requirement to make all lines in or affecting HCAs capable of accommodating in-line inspection tools over the next 20 years. In addition, in August 2022, PHMSA issued a final rule that established new or additional requirements for natural gas transmission lines related to the management of change process, integrity management, corrosion control standards, and pipeline inspections and repairs. In May 2023, PHMSA published a Notice of Proposed Rulemaking for regulatory amendments to reduce methane emissions from new and existing gas transmission, distribution, and regulated gas gathering pipelines with strengthened leakage survey and patrolling requirements, performance standards for advanced leak detection programs, leak grading and repair criteria with mandatory repair timelines, requirements for mitigation of emissions from blowdowns, pressure relief device design, configuration, and maintenance requirements, clarified requirements for investigating failures, and expanded reporting requirements.

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
We also generate industrial wastes that are subject to the requirements of the RCRA and comparable state statutes. While the RCRA regulates both solid and hazardous wastes, it imposes strict requirements on the generation, storage, treatment, transportation and disposal of hazardous wastes. Although we generate minimal hazardous waste, it is possible that non-hazardous wastes, which could include wastes currently generated during our operations, will in the future be designated as hazardous wastes and, therefore, be subject to more rigorous and costly disposal requirements. Moreover, from time to time, the EPA and state regulatory agencies have considered the adoption of stricter disposal standards for non-hazardous wastes, including natural gas wastes and expansion of the definition of hazardous materials to include new substances, such as per- and polyfluoroalkyl substances (“PFAS”).

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
On June 3, 2016, the EPA finalized revisions to its 2012 New Source Performance Standard (“NSPS”) OOOO for the oil and gas industry, to reduce emissions of greenhouse gases - most notably methane - along with smog-forming VOCs. The revisions, which are published in the Federal Register under Subpart OOOOa, included the addition of methane to the pollutants covered by the rule, along with requirements for detecting and repairing leaks at gathering and boosting stations. Further, in November 2021, the EPA issued a new proposed rule targeting methane emissions from new and existing oil and gas sources. The proposed rule would: (1) update NSPS OOOOa; (2) adopt a new NSPS OOOOb for sources that commence construction, modification or reconstruction after the date the proposed rule is published in the Federal Register; and (3) adopt a new NSPS OOOOc to establish emissions guidelines, which will inform state plans to establish standards for existing sources. The EPA issued a supplemental proposal in November 2022 to update and expand the proposed NSPS OOOOb and OOOOc rules. This supplemental proposal would impose more stringent requirements and include sources not previously regulated under this source category. On December 2, 2023, during the United Nations Climate Change Conference in the United Arab Emirates (“COP28”), the EPA announced its final methane rules, which impose several new methane emission requirements on the oil and gas industry. These increasingly stringent requirements, or the application of new requirements to existing facilities, could result in additional restrictions on operations and increased compliance costs for us or our customers.
On November 16, 2016, the Bureau of Land Management (“BLM”) issued a final rule to reduce venting and flaring of natural gas on public and Indian lands. The final rule mirrored many of the requirements found in NSPS OOOOa, with additional natural gas royalty requirements for flared volumes at sites already connected to gas capture infrastructure. The rule was vacated by a Wyoming federal district judge in 2020. However, BLM proposed a new rule in November 2022, similarly designed to reduce the waste of natural gas from venting, flaring and leaks during oil and gas production activities on federal and Indian leases. While the rule, if finalized, is expected to have little or no direct impact on our operations, our customers that are primarily upstream wellhead operators may be impacted by the requirements in this rule.
In recent years, the EPA has also demonstrated an increased focus on CAA compliance for natural gas gathering operations. For example, in September 2019, the EPA issued an enforcement alert noting that EPA identified CAA noncompliance caused by unauthorized and/or excess emissions from depressurizing pig launchers and receivers in natural gas gathering operations. The alert discussed engineering, design, operations, and maintenance practices that EPA found that can cause noncompliance and summarizes engineering solutions to reduce emissions. This increased focus on natural gas gathering operations and any resulting enforcement actions by the EPA or state agencies could subject us to monetary penalties, injunctions, conditions or restrictions on operations.
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
Additionally, certain of our customers produce oil and gas on federal lands. On January 20, 2021, the Acting Secretary for the Department of the Interior (“DOI”) signed an order effectively suspending new fossil fuel leasing and permitting on federal lands for 60 days. Then on January 27, 2021, President Biden issued an executive order indefinitely suspending new oil and natural gas leases on public lands or in offshore waters pending completion of a comprehensive review and reconsideration of federal oil and gas permitting and leasing practices. Several states filed lawsuits challenging the suspension, and on June 15, 2021, a judge in the U.S. District Court for the Western District of Louisiana issued a nationwide temporary injunction blocking the suspension. Although the injunction was subsequently overturned by the Court of Appeals for the Fifth Circuit, on remand the US District Court issued a permanent injunction as requested by the plaintiff states in August 2022. The Department of the Interior has since resumed leasing. In July 2023, DOI proposed updates to its onshore oil and gas leasing regulations which could further restrict oil and gas exploration and production on federal lands. DOI expects to issue a final rule in the spring of 2024. The Biden Administration continues to evaluate federal leasing and could impose additional restrictions in the future.
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
Further, in December 2015, over 190 countries, including the United States, reached an agreement to reduce global GHG emissions. The agreement entered into force in November 2016 after over 70 countries, including the United States, ratified or otherwise consented to be bound by the agreement. In November 2019, the United States submitted formal notification to the United Nations that it intended to withdraw from the agreement. However, on January 20, 2021, President Biden signed an “Acceptance on Behalf of the United States of America” that reversed the prior withdrawal, and the United States officially rejoined the Paris Agreement on February 19, 2021. As part of rejoining the Paris Agreement, President Biden announced that the United States would commit to a 50 to 52 percent reduction from 2005 levels of GHG emissions by 2030 and set the goal of reaching net-zero GHG emissions by 2050. In November 2021, the Biden Administration expanded on this commitment and announced “The Long-Term Strategy of the United States: Pathways to Net-Zero Greenhouse Gas Emissions by 2050,” establishing a roadmap to net zero emissions in the United States by 2050 through, among other things, improvements in energy efficiency; decarbonization of energy sources via electricity, hydrogen, and sustainable biofuels; and reductions in non-CO2 GHG emissions, such as methane and nitrous oxide. These initiatives followed a series of executive orders by President Biden designed to address climate change. For example, the Executive Order on “Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis” called for new regulations and policies to address climate change and suspend, revise, or rescind, prior agency actions that were identified as conflicting with the Biden Administration’s climate policies. On December 13, 2023, COP28 issued its first global stocktake, which calls on parties, including the US, to contribute to transitioning away from fossil fuels, reduce methane emissions, and increase renewable energy capacity, amongst other things, to achieve net zero by 2050. While the stocktake agreement is not legally binding and has no enforcement mechanism, the US could pass further legislation based on the agreement. Reentry into the Paris Agreement, the related stocktake agreement, new legislation, or President Biden’s executive orders may result in the development of additional regulations or changes to existing regulations, which could have a material adverse effect on our business and that of our customers.
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
As of December 31, 2023, the Partnership employed 244 people who provide direct, full-time support to our operations. None of our employees are covered by collective bargaining agreements, and we have not experienced any business interruption as a result of any labor disputes.
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
We may not have sufficient cash from operations following the establishment of cash reserves and payment of fees and expenses, to enable us to pay distributions to holders of our preferred units and common units.
We may not have sufficient available cash from operating surplus each quarter to pay the distributions to holders of our preferred units and common units. We have not made a distribution on our common units or Series A Preferred Units since we announced suspension of those distributions on May 3, 2020. Because our Series A Preferred Units rank senior to our common units with respect to distribution rights, any accrued amounts on our Series A Preferred Units must first be paid prior to our resumption of distributions to our common unitholders. As of December 31, 2023, the amount of accrued and unpaid distributions on the Series A Preferred Units totaled $33.0 million.
Further, absent a material change to our business, we do not expect to pay distributions on the common units or Series A Preferred Units in the foreseeable future, and there are restrictions on our ability to pay distributions under our outstanding indebtedness that restrict our ability to pay cash distributions on any of our equity securities. We intend to use our cash flow to reduce debt and invest in our business.
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
•adverse economic impacts from the COVID-19 pandemic or other epidemics, including disruptions in demand for oil, natural gas and other petroleum products, supply chain disruptions, and decreased productivity resulting from illness, travel restrictions, quarantine, or government mandates; and
•prevailing economic and market conditions.
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
We depend on a relatively small number of customers for a significant portion of our revenues. For example, Caerus, a customer in our Piceance segment accounts for over 10% of our consolidated revenue. The loss of, or material nonpayment or nonperformance by, or the curtailment of production by, any one or more of our customers could materially adversely affect our revenues, cash flows and results of operations.
Certain of our customers may have material financial and liquidity issues or may, as a result of operational incidents or other events, be disproportionately affected as compared to larger, better-capitalized companies. Any material nonpayment or nonperformance by any of our customers could have a material adverse effect on our revenues, cash flows and results of operations. We expect our exposure to concentrated risk of nonpayment or nonperformance to continue as long as we remain substantially dependent on a relatively small number of customers for a significant portion of our revenues.
If any of our customers curtail or reduce production in our areas of operation, it could reduce throughput on our systems and, therefore, materially adversely affect our revenues, cash flows and results of operations.
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
Although we attempt to assess the creditworthiness and associated liquidity of our customers, suppliers and contract counterparties, there can be no assurance that our assessments will be accurate or that there will not be a rapid or unanticipated deterioration in their creditworthiness, which may have an adverse impact on our business, results of operations, financial condition and cash flows. In addition, there can be no assurance that our contract counterparties will perform or adhere to existing or future contractual arrangements, including making any required shortfall payments or other payments due under their respective contracts.
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
Significant prolonged weakness in natural gas, NGL and crude oil prices could reduce throughput on our systems and materially adversely affect our revenues and results of operations.
Lower natural gas, NGL and crude oil prices could negatively impact exploration, development and production of natural gas and crude oil, thereby resulting in reduced throughput on our gathering systems. If natural gas, NGL and/or crude oil prices decrease, it could cause sustained reductions in exploration or production activity in our areas of operation and result in a further reduction in throughput on our systems, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In the latter half of 2022 and the first half of 2023, the Henry Hub Natural Gas Spot Price declined from a monthly average of $8.81 per MMBtu in August 2022 to a monthly average of $2.18 per MMBtu in June 2023, before rising slightly in the second half of 2023 to close the year at $2.58 per MMBtu on December 29, 2023. As of January 31, 2024, Henry Hub 12-month strip pricing closed at $2.10 per MMBtu. Cushing, Oklahoma West Texas Intermediate crude oil spot prices similarly trended down in the latter half of 2022 through early 2023, from a monthly average of $114.84 per barrel in June 2022 to a monthly average of $70.25 per barrel in June 2023, closing the year at $71.89 per barrel on December 29, 2023. As of January 31, 2024, West Texas Intermediate 12-month strip pricing closed at $75.85 per barrel.
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
•the cost and availability of alternative energy sources;
•the nature and extent of governmental regulation and taxation; and
•the anticipated future prices of crude oil, natural gas and other hydrocarbon products, including NGLs.
Because of these factors, even if new crude oil or natural gas reserves are known to exist in areas served by our assets, producers may choose not to develop those reserves. If reductions in drilling activity result in our inability to maintain the current levels of throughput on our systems, those reductions could reduce our revenues and cash flows and materially adversely affect our results of operations.
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
Many of our costs are fixed and do not vary with our throughput. These costs will not decline ratably or at all should we experience a reduction in throughput, which could result in a decline in our revenues and cash flows and materially adversely affect our results of operations and financial condition.
If our customers do not increase the volumes they provide to our gathering systems, our results of operations and financial condition may be materially adversely affected.
If we are unsuccessful in attracting new customers and/or new gathering opportunities with existing customers, our results of operations will be impaired. Our customers are not obligated to provide additional volumes to our gathering systems, and they may determine in the future that drilling activities in areas outside of our current areas of operation are strategically more attractive to them. Reductions by our customers in our areas of mutual interest could result in reductions in throughput on our systems and materially adversely impact our results of operations and financial condition.

Certain of our gathering and processing agreements contain provisions that can reduce the cash flow stability that the agreements were designed to achieve.
We designed those gathering and processing agreements that contain MVC provisions to generate stable cash flows for us over the life of the MVC contract term while also minimizing our direct commodity price risk. Under certain of these MVCs, our customers agree to ship a minimum volume on our gathering systems or send a minimum volume to our processing plants or, in some cases, to pay a minimum monetary amount, over certain periods during the term of the MVC. In addition, our gathering and processing agreements may also include an aggregate MVC, which represents the total amount that the customer must flow on our gathering system or send to our processing plants (or an equivalent monetary amount) over the MVC term. If such customer’s actual throughput volumes are less than its MVC for the contracted measurement period, it must make a shortfall payment to us at the end of the applicable measurement period. The amount of the shortfall payment is based on the difference between the actual throughput volume shipped or processed for the applicable period and the MVC for the applicable period, multiplied by the applicable fee. To the extent that a customer’s actual throughput volumes are above or below its MVC for the applicable contracted measurement period, certain of our gathering agreements contain provisions that allow the customer to use the excess volumes or the shortfall payment to credit against future excess volumes or future shortfall payments, which could have a material adverse effect on our results of operations, financial condition and cash flows.
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
Accordingly, we may not have accurate estimates of total reserves dedicated to our systems or the anticipated life of such reserves. If the total reserves or estimated life of the reserves connected to our gathering systems are less than we anticipate and we are unable to secure additional volumes, it could have a material adverse effect on our business, results of operations and financial condition.
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
In addition, our customers may develop their own gathering systems outside of our areas of mutual interest. Our ability to renew or replace existing contracts with our customers at rates sufficient to maintain current revenues and cash flows could be materially adversely affected by the activities of our competitors and our customers. All of these competitive pressures could have a material adverse effect on our business, results of operations and financial condition.
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
To the extent we are unable to renew our existing contracts on terms that are favorable to us or successfully manage our overall contract mix over time, our revenues and cash flows could decline.
If third-party pipelines or other midstream facilities interconnected to our gathering systems become partially or fully unavailable, our revenues and cash flows could be materially adversely affected.
Our gathering systems connect to third-party pipelines and other midstream facilities, such as processing plants, rail terminals and produced water disposal facilities. The continuing operation of such third-party pipelines and other midstream facilities is not within our control. These pipelines and other midstream facilities may become unavailable due to issues including, but not limited to, testing, turnarounds, line repair, reduced operating pressure, lack of operating capacity, regulatory requirements, curtailments of receipt or deliveries due to insufficient capacity or because of damage from other hazards. In addition, we do not have interconnect agreements with all of these pipelines and other facilities and the agreements we do have may be terminated in certain circumstances and/or on short notice. If any of these pipelines or other midstream facilities become unavailable for any reason, or, if these third parties are otherwise unwilling to receive or transport the natural gas, crude oil and produced water that we gather and/or process, our revenues, cash flows and results of operations could be materially adversely affected.
Crude oil and natural gas production and gathering may be adversely affected by weather conditions and terrain, which in turn could negatively impact the operations of our gathering, treating, transportation and processing facilities and our construction of additional facilities.
Extended periods of below freezing weather and unseasonably wet weather conditions, especially in North Dakota, Colorado, Ohio, Texas and West Virginia, can be severe and can adversely affect crude oil and natural gas operations due to the potential shut-in of producing wells or decreased drilling activities. These types of interruptions could result in a decrease in the volumes supplied to our gathering systems. Further, delays and shutdowns caused by severe weather may have a material negative impact on the continuous operations of our gathering, treating, transporting and processing systems, including interruptions in service. These types of interruptions could negatively impact our ability to meet our contractual obligations to our customers and thereby give rise to certain termination rights and/or the release of dedicated acreage. Any resulting terminations or releases could materially adversely affect our business and results of operations.
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
These events may also result in the curtailment or suspension of our operations. A natural disaster or any event such as those described above affecting the areas in which we and our customers operate could have a material adverse effect on our operations. Accidents or other operating risks could further result in loss of service available to our customers. Such circumstances, including those arising from maintenance and repair activities, could result in service interruptions on portions or all of our gathering systems. Potential customer impacts arising from service interruptions on segments of our gathering systems could include limitations on our ability to satisfy customer requirements, obligations to temporarily waive MVCs during times of constrained capacity, temporary or permanent release of production dedications, and solicitation of existing customers by others for potential new projects that would compete directly with our existing services. Such circumstances could materially adversely impact our ability to meet contractual obligations and retain customers, with a resulting negative impact on our business and results of operations.
Although we have a range of insurance programs providing varying levels of protection for public liability, damage to property, loss of income and certain environmental hazards, we may not be insured against all causes of loss, claims or damage that may occur. If a significant incident or event occurs for which we are not fully insured, it could materially adversely affect our operations and financial condition. Furthermore, we may not be able to maintain or obtain insurance of the type and amount we desire at reasonable rates. As a result of industry or market conditions, including any reluctance by insurance companies to insure oil and gas operations for political or other reasons, premiums and deductibles for certain of our insurance policies may substantially increase. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. Additionally, with regard to the assets we have acquired, we have limited indemnification rights to recover from the seller of the assets in the event of any potential environmental liabilities.
We may fail to successfully integrate gathering system acquisitions into our existing business in a timely manner, which could have a material adverse effect on our business, results of operations, and financial condition, or fail to realize all of the expected benefits of the acquisitions, which could negatively impact our future results of operations.
Integration of gathering system acquisitions, such as the 2022 DJ Acquisitions, can be a complex, time-consuming and costly process, particularly if the acquired assets significantly increase our size and/or (i) diversify the geographic areas in which we operate or (ii) the service offerings that we provide.
The failure to successfully integrate the acquired assets with our existing business in a timely manner may have a material adverse effect on our business, results of operations and financial condition. If any of the risks described above or in the immediately preceding risk factor or unanticipated liabilities or costs were to materialize with respect to future acquisitions or if the acquired assets were to perform at levels below the forecasts we used to evaluate them, then the anticipated benefits from the acquisition may not be fully realized, if at all, and our future results of operations and financial condition could be negatively impacted.

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
We do not own all of the land on which our pipelines and facilities have been constructed, and we are, therefore, subject to the possibility of more onerous terms and/or increased costs to retain necessary land use if we do not have valid rights-of-way or if such rights-of-way lapse or terminate or if our pipelines are not properly located within the boundaries of such rights-of-way. We obtain the rights to construct and operate our pipelines on land owned by third parties and governmental agencies either perpetually or for a specific period of time. If we were to be unsuccessful in renegotiating rights-of-way, we might have to relocate our facilities. Our loss of these rights, through our inability to renew right-of-way contracts or otherwise, could have a material adverse effect on our business, results of operations and financial condition.
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
Furthermore, as a result of labor shortages we have experienced difficulty in recruiting and hiring skilled labor throughout our organization. The operation of gathering, treating, transporting and processing systems requires skilled laborers in multiple disciplines such as equipment operators, mechanics and engineers, among others. If we continue to experience shortages of skilled labor in the future, our labor and overall productivity or costs could be materially adversely affected. If our labor prices increase or if we experience materially increased health and benefit costs with respect to our General Partner's employees, our business and results of operations could be materially adversely affected.
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
Such developments relating to a transition from oil and gas to alternative energy sources and a lower-carbon economy may reduce the demand for natural gas and crude oil and other products made from hydrocarbons. For example, in November 2023, the international community, including over 150 governments, gathered in Dubai at COP28 and announced a new climate deal that calls on countries to ratchet up action on climate, and, on December 13, 2023, COP28 issued its first global stocktake, which calls on parties, including the US, to contribute to transitioning away from fossil fuels, reduce methane emissions, and increase renewable energy capacity, amongst other things, to achieve net zero by 2050. Any significant decrease in the demand for natural gas and crude oil resulting from such developments could reduce the volumes of natural gas and crude oil that we gather and process, which could adversely affect our business and operating results.
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

Risks Related to Our Finances
Limited access to and/or availability of the commercial bank market or debt and equity capital markets could impair our ability to grow or cause us to be unable to meet future capital requirements.
To expand our asset base, whether through acquisitions or organic growth, we will need to make expansion capital expenditures. We also frequently consider and enter into discussions with third parties regarding potential acquisitions. In addition, the terms of certain of our gathering and processing agreements also require us to spend significant amounts of capital, over a short period of time, to construct and develop additional midstream assets to support our customers' development projects. Depending on our customers' future development plans, it is possible that the capital required to construct and develop such assets could exceed our ability to finance those expenditures using our cash reserves or available capacity under the ABL Facility or the Permian Transmission Credit Facilities.
We plan to use cash from operations, incur borrowings and/or sell additional common units or other securities to fund our future expansion capital expenditures. Using cash from operations to fund expansion capital expenditures will directly reduce any cash available for distribution to unitholders, if any. Our ability to obtain financing or to access the capital markets for future debt or equity offerings may be limited by (i) our financial condition at the time of any such financing or offering, (ii) covenants in our debt agreements, (iii) restrictions imposed by our Series A Preferred Units, (iv) general economic conditions and contingencies, (v) increasing disfavor among many investors towards investments in fossil fuel companies and (vi) general weakness in the debt and equity capital markets and other uncertainties that are beyond our control, including political uncertainty in the U.S. (including the ongoing debates related to the U.S. federal government budget), volatility and disruption in global capital and credit markets (including those resulting from geopolitical events, such as the Russian invasion of Ukraine or the continued conflict in the Middle East), uncertainty regarding increases or decreases in interest rates resulting from changes in the federal funds rate range targeted by the Federal Reserve, pandemics, epidemics and other outbreaks, such as COVID-19, or other adverse developments that affect financial institutions. In addition, lenders are facing increasing pressure to curtail their lending activities to companies in the oil and natural gas industry. Furthermore, market demand for equity issued by master limited partnerships has been significantly lower in recent years than it has been historically, which may make it more challenging for us to finance our expansion capital expenditures and acquisition capital expenditures with the issuance of additional equity.
We have not made a distribution on our common units or Series A Preferred Units since we announced suspension of those distributions on May 3, 2020, and these suspensions of distributions may further reduce demand for our common units or Series A Preferred Units. Because our Series A Preferred Units rank senior to our common units with respect to distribution rights, any accrued amounts on our Series A Preferred Units must first be paid prior to our resumption of distributions to our common unitholders. As of December 31, 2023, the amount of accrued and unpaid distributions on the Series A Preferred Units totaled $33.0 million. Further, absent a material change to our business, we do not expect to pay distributions on the common units or Series A Preferred Units in the foreseeable future. Additionally, there are restrictions on our ability to pay distributions under our outstanding indebtedness that restrict our ability to pay cash distributions on any of our equity securities. As such, if we are unable to raise expansion capital, we may lose the opportunity to make acquisitions, pursue new organic development projects, or to gather, treat and process new production volumes from our customers with whom we have agreed to construct and develop midstream assets in the future. Even if we are successful in obtaining external funds for expansion capital expenditures through the capital markets, the terms thereof could limit our ability to pay distributions to our common unitholders. In addition, incurring additional debt may significantly increase our interest expense and financial leverage, and issuing additional units representing limited partner interests may result in significant common unitholder dilution and increase the aggregate amount of cash required to pay distributions to our unitholders, which could materially decrease our ability to pay such distributions.
We have a significant amount of indebtedness. Our leverage and debt service obligations may adversely affect our financial condition, results of operations and business prospects, and may limit our flexibility to obtain financing and to pursue other business opportunities.
At December 31, 2023, we had $1.5 billion of indebtedness outstanding, and the unused portion of the ABL Facility totaled $82.7 million after giving effect to the issuance of $4.3 million in outstanding but undrawn irrevocable standby letters of credit. See Note 9 - Debt of the notes to our consolidated financial statements included in Item 8 of this Annual Report for further discussion of our debt obligations. Our existing and future debt services obligations could have significant consequences, including among other things:
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
Our ability to make scheduled payments on, or to refinance, our indebtedness obligations, including the ABL Facility and the Senior Notes, depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.
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
The 2025 Senior Notes will mature on April 15, 2025. The 2026 Unsecured Notes will mature on October 15, 2026. The 2026 Secured Notes will mature on October 15, 2026; provided that, if the outstanding amount of the 2025 Senior Notes (or any refinancing indebtedness in respect thereof that has a final maturity on or prior to the date that is 91 days after the Initial Maturity Date (as defined in the 2026 Secured Notes Indenture)) is greater than or equal to $50.0 million on January 14, 2025, which is 91 days prior to the scheduled maturity date of the 2025 Senior Notes, then the 2026 Secured Notes will mature on January 14, 2025. As of December 31, 2023, $49.8 million of the 2025 Senior Notes, $209.5 million of the 2026 Unsecured Notes and $785.0 million of the 2026 Secured Notes were outstanding.
The ABL Facility will mature on May 1, 2026; provided that if the outstanding amount of the 2025 Senior Notes (or any permitted refinancing indebtedness in respect thereof that has a final maturity, scheduled amortization or any other scheduled repayment, mandatory prepayment, mandatory redemption or sinking fund obligation prior to the date that is 120 days after the Termination Date (as defined in the ABL Agreement)) on such date equals or exceeds $50.0 million, then the ABL Facility will mature on December 13, 2024. As of December 31, 2023, the outstanding balance of the 2025 Senior Notes was $49.8 million.
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
The indentures governing the Senior Notes and the ABL Facility place certain restrictions on our ability to dispose of assets and our use of the proceeds from such dispositions. We may not be able to consummate those dispositions on terms acceptable to it, if at all, and the proceeds of any such dispositions may not be adequate to meet any debt service obligations then due.
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

Restrictions in the Permian Transmission Credit Facilities, the indentures governing the Senior Notes and the ABL Facility could materially adversely affect our business, financial condition, results of operations, ability to satisfy these obligations to make cash distributions to unitholders and value of our common units.
We are dependent upon the earnings and cash flows generated by our operations to meet our debt service obligations and to make cash distributions to our unitholders, if any. The operating and financial restrictions and covenants in the Permian Transmission Credit Facilities, the indentures governing the Senior Notes, the ABL Facility and any future financing agreements could restrict our ability to finance future operations or capital needs or to expand or pursue our business activities, which may, in turn, limit our ability to satisfy our obligations and make cash distributions to our unitholders. For example, the ABL Facility, the Permian Transmission Credit Facilities and the indentures governing the Senior Notes, taken together, restrict our ability to, among other things:
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
The provisions of the Permian Transmission Credit Facilities, the indentures governing the Senior Notes, and the ABL Facility may affect our ability to obtain future financing and pursue attractive business opportunities as well as affect our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of the Permian Transmission Credit Facilities, the indentures governing the Senior Notes, and the ABL Facility could result in a default or an event of default that could enable our lenders and/or senior noteholders to declare the outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If we were unable to repay the accelerated amounts, the lenders under the ABL Facility could proceed against the collateral granted to them to secure such debt. If the payment of the debt is accelerated, our assets may be insufficient to repay such debt in full, and our unitholders could experience a partial or total loss of their investment. The ABL Facility also has cross default provisions that apply to any other indebtedness we may have, and the indentures governing the Senior Notes have cross default provisions that apply to certain other indebtedness. Any of these restrictions in the ABL Facility, the Permian Transmission Credit Facilities and the indentures governing the Senior Notes could materially adversely affect our business, financial condition, cash flows and results of operations.
The interest rate on the 2026 Secured Notes will be increased if the Partnership fails to make certain offers to purchase 2026 Secured Notes.
Under the 2026 Secured Notes Indenture, the Partnership is required, starting in the first quarter of 2023 with respect to the fiscal year ended December 31, 2022, and continuing annually through the fiscal year ending December 31, 2025, subject to its ability to do so under the ABL Facility, to purchase an amount of 2026 Secured Notes equal to 100% of the Excess Cash Flow (as defined in the 2026 Secured Notes Indenture) minus certain agreed amounts, if any, generated in the prior year at a purchase price equal to 100% of the principal amount plus accrued and unpaid interest. Excess Cash Flow is generally defined as consolidated cash flow minus the sum of capital expenditures and cash payments in respect of permitted investments and permitted restricted payments. Generally, if the Partnership does not offer to purchase designated annual amounts of its 2026 Secured Notes for the Excess Cash Flow periods ending 2022, 2023 or 2024, the interest rate on the 2026 Secured Notes is subject to certain rate escalations. Because the Partnership did not offer to purchase at least $50.0 million in aggregate principal amount of 2026 Secured Notes by April 1, 2023, the interest rate on the 2026 Secured Notes automatically increased by 50 basis points per annum. If the Partnership has not offered to purchase $100.0 million in aggregate principal amount of 2026 Secured Notes by April 1, 2024, the interest rate on the 2026 Secured Notes shall automatically increase by 100 basis points per annum (minus any amount previously increased). If the Partnership has not offered to purchase at least $200.0 million in aggregate principal amount of 2026 Secured Notes by April 1, 2025, the interest rate on the 2026 Secured Notes shall automatically increase by 200 basis points per annum (minus any amount previously increased). We do not anticipate making offers to purchase in the designated amount for the fiscal year ended 2023, and, as a result, the interest rate on the 2026 Secured Notes will increase an incremental 50 basis points to 9.50% effective April 1, 2024, resulting in an incremental increase in annual interest expense of approximately $3.9 million. An increase in the interest rates associated with our 2026 Secured Notes would adversely affect our results of operations and reduce cash flow available for other purposes, including making other required payments of our debt obligations or capital expenditures. In addition, an increase in interest rates on the 2026 Secured Notes could adversely affect our future ability to obtain financing on attractive terms or materially increase the cost of any additional financing.
Inflation could have adverse effects on our results of operation.
Although inflation in the United States had been relatively low for many years, there was a significant increase in inflation beginning in the second half of 2021 through 2023 due to a substantial increase in money supply, a stimulative fiscal policy, a significant rebound in consumer demand as COVID-19 restrictions were relaxed, the Russia-Ukraine war and worldwide supply chain disruptions resulting from the economic contraction caused by COVID-19 and lockdowns followed by a rapid recovery. Inflation rose from 5.4% in June 2021 to 7.0% in December 2021 to 8.2% in September 2022.
While inflation has declined since the second half of 2022, declining to 3.4% in December 2023, further increases in inflation in 2024 could increase our labor and other operating costs and the overall cost of capital projects we undertake. An increase in inflation rates could negatively affect the Partnership’s profitability and cash flows, due to higher wages, higher operating costs, higher financing costs, and/or higher supplier prices. The Partnership may be unable to pass along such higher costs to its customers. In addition, inflation may adversely affect customers’ financing costs, cash flows, and profitability, which could adversely impact their operations and the Partnership’s ability to offer credit and collect receivables.
An increase in interest rates will cause our debt service obligations to increase.
Since March 2022, the Federal Reserve has raised its target range for the federal funds rate multiple times to a current target range of 5.25% to 5.50%, and the timing of any potential further increases or decreases remains uncertain. Borrowings under the ABL Facility and the Permian Transmission Credit Facilities bear interest at rates equal to SOFR plus margin. The interest rates are subject to adjustment based on fluctuations in SOFR, as applicable. An increase in the interest rates associated with our floating rate debt would increase our debt service costs and affect our results of operations and cash flow available for payments of our debt obligations. In addition, an increase in interest rates could adversely affect our future ability to obtain financing or materially increase the cost of any additional financing.
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
We recorded long-lived asset impairments of $0.5 million in 2023 and $91.6 million in 2022. When evidence exists that we will not be able to recover a long-lived asset's carrying value through future cash flows, we write down the carrying value of the asset to its estimated fair value. We test long-lived assets for impairment when events or circumstances indicate that the carrying value of a long-lived asset may not be recoverable. With respect to property, plant and equipment and our amortizing intangible assets, the carrying value of a long-lived asset is not recoverable if the carrying value exceeds the sum of the undiscounted cash flows expected to result from the asset's use and eventual disposal. In this situation, we recognize an impairment loss equal to the amount by which the carrying value exceeds the asset's fair value. We determine fair value using either a market-based approach, an income-based approach in which we discount the asset's expected future cash flows to reflect the risk associated with achieving the underlying cash flows, or a mixture of both market-and income-based approaches. We evaluate our equity method investments for impairment whenever events or circumstances indicate that a decline in fair value is other than temporary. Any impairment determinations involve significant assumptions and judgments. If actual results are not consistent with our assumptions and estimates, or our assumptions and estimates change due to new information, we may be exposed to impairment charges. Adverse changes in our business or the overall operating environment, such as lower commodity prices, may affect our estimate of future operating results, which could result in future impairment due to the potential impact on our operations and cash flows.
A portion of our revenues are directly exposed to changes in crude oil, natural gas and NGL prices, and our exposure may increase in the future.
During the year ended December 31, 2023, we derived 39% of our revenues from (i) the sale of physical natural gas and/or NGLs purchased under percentage-of-proceeds or other processing arrangements with certain of our customers in the Rockies and Piceance segments, (ii) the sale of natural gas we retain from certain Barnett customers, (iii) the sale of condensate we retain from our gathering services in the Piceance segment and (iv) additional gathering fees that are tied to performance of certain commodity price indexes, which are then added to the fixed gathering rates. Consequently, our existing operations and cash flows have direct exposure to commodity price risk. Although we will seek to limit our commodity price exposure with new customers in the future, our efforts to obtain fee-based contractual terms may not be successful or the local market for our services may not support fee-based gathering and processing agreements. For example, we have percent-of-proceeds contracts with certain natural gas producer customers and we may, in the future, enter into additional percent-of-proceeds contracts with these customers or other customers or enter into keep-whole arrangements, which would increase our exposure to commodity price risk, as the revenues generated from those contracts directly correlate with the fluctuating price of the underlying commodities.
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
As further described in Item 3. Legal Proceedings, on August 4, 2021, we settled an incident involving a produced water disposal pipeline owned by our subsidiary Meadowlark Midstream that resulted in a discharge of materials into the environment which was investigated by federal and state agencies. This settlement resulted in losses amounting to $36.3 million and will be paid over five to six years, of which we have paid principal amounts of $14.7 million as of December 31, 2023 and requires compliance with certain conditions and terms and conditions which may impact our results of operations or cash flows.
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
Various aspects of our operations are subject to regulation by the various federal, state and local departments and agencies that have jurisdiction over participants in the energy industry. The regulation of our activities and the natural gas and crude oil industries frequently change as they are reviewed by legislators and regulators. For example, PHMSA has issued new proposed and final rules concerning pipeline safety in recent years. In November 2021, PHMSA issued a final rule that extended pipeline safety requirements to onshore gas gathering pipelines. The rule requires all onshore gas gathering pipeline operators to comply with PHMSA’s incident and annual reporting requirements. It also extends existing pipeline safety requirements to a new category of gas gathering pipelines, “Type C” lines, which generally include high-pressure pipelines that are larger than 8.625 inches in diameter. Safety requirements applicable to Type C lines vary based on pipeline diameter and potential failure consequences. The final rule became effective in May 2022 and operators were required to comply with the applicable safety requirements by November 2022. In addition, in August 2022, PHMSA issued a final rule that established new or additional requirements for natural gas transmission lines related to the management of change process, integrity management, corrosion control standards, and pipeline inspections and repairs. In May 2023, PHMSA published a Notice of Proposed Rulemaking for regulatory amendments to reduce methane emissions from new and existing gas transmission, distribution, and regulated gas gathering pipelines with strengthened leakage survey and patrolling requirements, performance standards for advanced leak detection programs, leak grading and repair criteria with mandatory repair timelines, requirements for mitigation of emissions from blowdowns, pressure relief device design, configuration, and maintenance requirements, clarified requirements for investigating failures, and expanded reporting requirements. To the extent these or other new proposed or final rules create additional requirements for our pipelines, they could have a material adverse effect on our operations, operating and maintenance expenses and revenues. For additional information on the potential risks associated with PHMSA requirements, see the “We may incur greater than anticipated costs and liabilities as a result of pipeline safety requirements” section of Item 1A. Risk Factors.
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
The EPA has also moved forward with various regulatory actions, including announcing final new regulations under the NSPS to expand and strengthen emissions reduction requirements under NSPS OOOOa for new, modified and reconstructed oil and natural gas sources, and require states to reduce methane emissions from existing sources nationwide. For further discussion of NSPS OOOOa and subsequent actions by the EPA, see the “Environmental Matters—Air Emissions” section of Item 1. Business of this Annual Report. The BLM has also asserted regulatory authority over aspects of the hydraulic fracturing process, and issued a final rule in March 2015 that established more stringent standards for performing hydraulic fracturing on federal and Indian lands, including requirements relating to well construction and integrity, handling of wastewater and chemical disclosure. However, in December 2017, the BLM published a final rule rescinding the 2015 rule. The U.S. District Court for the Northern District of California upheld the December 2017 rescission rule in a March 2020 decision, and the State of California and environmental plaintiffs appealed. The parties remain in settlement discussion.
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

Additionally, certain of our customers produce oil and gas on federal lands. On January 20, 2021, the Acting Secretary for the Department of the Interior signed an order effectively suspending new fossil fuel leasing and permitting on federal lands for 60 days. Then on January 27, 2021, President Biden issued an executive order indefinitely suspending new oil and natural gas leases on public lands or in offshore waters pending completion of a comprehensive review and reconsideration of federal oil and gas permitting and leasing practices. Several states filed lawsuits challenging the suspension, and on June 15, 2021, a judge in the U.S. District Court for the Western District of Louisiana issued a nationwide temporary injunction blocking the suspension in July 2021. Although the injunction was subsequently overturned by the Court of Appeals for the Fifth Circuit, on remand the U.S. District Court issued a permanent injunction as requested by the plaintiff states in August 2022. The Department of the Interior has since resumed leasing. In July 2023, DOI proposed updates to its onshore oil and gas leasing regulations which could further restrict oil and gas exploration and production on federal lands. DOI expects to issue a final rule in the spring of 2024. The Biden Administration continues to evaluate federal leasing and could impose additional restrictions in the future.
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
Additionally, the Double E Pipeline, which provides interstate natural gas transmission service from southeastern New Mexico to the Waha hub in Texas, is subject to FERC jurisdiction under the NGA with respect to post-construction remediation activities, operations, and rates and terms and conditions of service. Pursuant to the NGA, Double E Pipeline’s existing interstate natural gas transportation rates and terms and conditions of service may be challenged by complaint and are subject to prospective change by FERC. Additionally, rate changes and changes to terms and conditions of service proposed by a regulated natural gas interstate pipeline may be protested and such changes can be delayed and may ultimately be rejected by FERC. FERC may also initiate reviews of an interstate pipeline’s rates. We cannot guarantee that any new or existing tariff rate for service on our FERC-regulated pipelines would not be rejected or modified by the FERC or subjected to refunds. Any successful challenge by a regulator or shipper in any of these matters could have a material adverse effect on our business, financial condition and results of operations.
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

We are also generally subject to the anti-market manipulation provisions in the NGA, as amended by the Energy Policy Act of 2005, and to FERC’s regulations thereunder, and also must comply with the other applicable provisions of the NGA and NGPA and FERC’s rules, regulations, and orders concerning the Double E Pipeline’s interstate natural gas pipeline business, including those that require us to provide firm and interruptible transportation service on an open access basis that is not unduly discriminatory or preferential. Violations of the NGA or NGPA, or the rules, regulations, and orders issued by FERC thereunder could result in the imposition of administrative and criminal remedies, including without limitation, revocation of certain authorities, disgorgement of ill-gotten gains, and civil penalties of up to approximately $1.5 million per day per violation of the NGA or its implementing regulations, subject to future adjustment for inflation. In addition, the FTC holds statutory authority under the Energy Independence and Security Act of 2007 to prevent market manipulation in oil markets, and has adopted broad rules and regulations prohibiting fraud and market manipulation. The FTC is also authorized to seek fines of up to approximately $1.5 million per violation, subject to future adjustment for inflation. The CFTC is directed under the CEA to prevent price manipulation in the commodity, futures and swaps markets, including the energy markets. Pursuant to the Dodd-Frank Act, and other authority, the CFTC has adopted additional anti-market manipulation regulations that prohibit fraud and price manipulation in the commodity, futures and swaps markets. The CFTC also has statutory authority to seek civil penalties of up to the greater of approximately $1.5 million per violation, subject to future adjustment for inflation, or triple the monetary gain to the violator for each violation of the anti-market manipulation provisions of the CEA.
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
FERC has not required regulated interstate oil pipelines to decrease their rates on an industry-wide basis to implement the new policy. However, FERC stated that the effects of the revised policy statement must be incorporated in annual FERC financial reports made by regulated interstate oil pipelines. These reports, which also reflected the impact of the corporate income tax reduction enacted as part of the Tax Reform Legislation, were considered by FERC in its five-year review and determination of the index rate adjustment, which resulted in the December 17, 2020 order adopting a new annual index adjustment for the five-year period starting July 1, 2021. FERC ultimately removed the effect of the income tax allowance policy change from its index calculation. FERC’s rulings on the appropriate annual index adjustment for the five-year period starting July 1, 2021 are pending before the U.S. Court of Appeals for the District of Columbia Circuit. The impact of these proceedings on Epping Pipeline and any future FERC-regulated pipelines is uncertain at this time.

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
Further, in December 2015, over 190 countries, including the United States, reached an agreement to reduce global GHG emissions. The agreement entered into force in November 2016 after over 70 countries, including the United States, ratified or otherwise consented to be bound by the agreement. In November 2019, the United States submitted formal notification to the United Nations that it intended to withdraw from the agreement. However, on January 20, 2021, President Biden signed an “Acceptance on Behalf of the United States of America” that, reversed the prior withdrawal, and the United States officially rejoined the Paris Agreement on February 19, 2021. As part of rejoining the Paris Agreement, President Biden announced that the United States would commit to a 50 to 52 percent reduction from 2005 levels of GHG emissions by 2030 and set the goal of reaching net-zero GHG emissions by 2050. In November 2021, the Biden Administration expanded on this commitment and announced “The Long-Term Strategy of the United States: Pathways to Net-Zero Greenhouse Gas Emissions by 2050,” establishing a roadmap to net zero emissions in the United States by 2050 through, among other things, improvements in energy efficiency; decarbonization of energy sources via electricity, hydrogen, and sustainable biofuels; and reductions in non-CO2 GHG emissions, such as methane and nitrous oxide. These initiatives followed a series of executive orders by President Biden designed to address climate change. On December 13, 2023, COP28 issued its first global stocktake, which calls on parties, including the US, to contribute to transitioning away from fossil fuels, reduce methane emissions, and increase renewable energy capacity, amongst other things, to achieve net zero by 2050. While the stocktake agreement is not legally binding and has no enforcement mechanism, the US could pass further legislation based on the agreement. Reentry into the Paris Agreement, the related stocktake agreement, new legislation, or President Biden’s executive orders may result in the development of additional regulations or changes to existing regulations, which could have a material adverse effect on our business and that of our customers.
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
In the Dodd-Frank Act, Congress adopted comprehensive financial reform legislation that establishes federal oversight over and regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market. Under this legislation, the CFTC and the SEC and other regulatory authorities have promulgated rules and regulations, including rules and regulations relating to the regulation of certain swaps market participants, such as swap dealers, the clearing of certain swaps through central counterparties, the execution of certain swaps on designated contract markets or swap execution facilities, mandatory margin requirements for uncleared swaps, and the reporting and recordkeeping of swaps. In light of the continuing adjustment of the regulations, we cannot predict the ultimate effect of the rules and regulations on our business. Any new regulations or modifications to existing regulations could increase the cost of derivative contracts, limit the availability of derivatives to protect against risks that we encounter, reduce our ability to monetize or restructure our existing derivative contracts, or increase our exposure to less creditworthy counterparties.
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

The CFTC has implemented final rules regarding mandatory clearing of certain classes of interest rate swaps and certain classes of index credit default swaps. Mandatory trading on designated contract markets or swap execution facilities of certain interest rate swaps and index credit default swaps also began in 2014. At this time, the CFTC has not proposed any rules designating other classes of swaps, including physical commodity swaps, for mandatory clearing. The CFTC and prudential banking regulators also adopted mandatory margin requirements on uncleared swaps between swap dealers and certain other counterparties. Although we may qualify for a commercial end-user exception from the mandatory clearing, trade execution and certain uncleared swaps margin requirements, mandatory clearing and trade execution requirements and uncleared swaps margin requirements applicable to other market participants, such as swap dealers, may affect the cost and availability of the swaps that we use for hedging.
Under the Dodd-Frank Act, the CFTC is also directed generally to prevent price manipulation and fraud in the following two markets: (a) physical commodities traded in interstate commerce, including physical energy and other commodities, and (b) financial instruments, such as futures, options and swaps. The CFTC has adopted additional anti-market manipulation, anti-fraud and disruptive trading practices regulations that prohibit, among other things, fraud and price manipulation in the physical commodities, futures, options and swaps markets. Should we violate these laws and regulations, we could be subject to CFTC enforcement action and material penalties, and sanctions.
We currently enter into forward contracts with third parties to buy power and sell natural gas in an attempt to mitigate our exposure to fluctuations in the price of natural gas with respect to those volumes. The CFTC has finalized an interpretation clarifying whether and when certain forwards with volumetric optionality are to be regulated as forwards or qualify as options on commodities and therefore swaps. The application of this interpretation to any particular situation may impact our ability to enter into certain forwards or may impose additional requirements with respect to certain transactions.
In addition to the Dodd-Frank Act, regulators within the European Union and other foreign regulators have adopted and implemented local reforms generally comparable with the reforms under the Dodd-Frank Act. Enforcement of these regulatory provisions may reduce our ability to hedge our market risks with non-U.S. counterparties or may make any transactions involving cross-border swaps more expensive and burdensome. Additionally, the lingering absence of regulatory equivalency across jurisdictions may increase compliance costs and make it more costly to satisfy regulatory obligations.
We may face opposition to the development, permitting, construction or operation of our pipelines and facilities from various groups.
We may face opposition to the development, permitting, construction or operation of our pipelines and facilities from environmental groups, landowners, local groups and other advocates. Such opposition could take many forms, including organized protests, attempts to block or sabotage our operations, intervention in regulatory or administrative proceedings involving our assets, or lawsuits or other actions designed to prevent, disrupt or delay the development or operation of our assets and business. For example, repairing our pipelines often involves securing consent from individual landowners to access their property; one or more landowners may resist our efforts to make needed repairs, which could lead to an interruption in the operation of the affected pipeline or other facility for a period of time that is significantly longer than would have otherwise been the case. In addition, acts of sabotage or eco-terrorism could cause significant damage or injury to people, property or the environment or lead to extended interruptions of our operations. Any such event that interrupts the revenues generated by our operations, or which causes us to make significant expenditures not covered by insurance, could have a material adverse effect on our business, financial condition and results of operations. Moreover, governmental authorities exercise considerable discretion in the timing and scope of permit issuance and the public may engage in the permitting process, including through intervention in the courts. Negative public perception could cause the permits we require to conduct our operations to be withheld, delayed or burdened by requirements that restrict our ability to profitably conduct our business.
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
The Dakota Access Pipeline continues to operate pending the Corps’ ongoing development of a court-ordered environmental impact statement for the project. On June 22, 2021, the District Court terminated the consolidated lawsuits and dismissed all remaining outstanding counts without prejudice. On January 20, 2022, the Standing Rock Sioux Tribe withdrew as a cooperating agency on the draft EIS, prompting the USACE to temporarily pause on the draft EIS. The USACE published the draft EIS on September 8, 2023 and tribal and public meetings were held in November and December of 2023. If the Dakota Access Pipeline is forced to shut down, this could have a material adverse effect on our business, financial condition and results of operations associated with the Polar and Divide system, which interconnects with the Dakota Access Pipeline.
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
The amount of cash we have available for distribution depends primarily upon our cash flows and not solely on profitability, which will be affected by non-cash items. Although we have not made a distribution on our common units or Series A Preferred Units since we announced suspension of those distributions on May 3, 2020, and we do not expect to pay distributions on the common units or Series A Preferred Units in the foreseeable future, absent a material change to our business, we may, as a result, be unable to make cash distributions during periods when we report net income for GAAP purposes.
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
•developments relating to the strategic review process or market speculation regarding any such developments;
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
As of December 31, 2023, we have outstanding Series A Preferred Units having an issue price of less than $100.0 million. As a result, under our Partnership Agreement, we may now issue additional securities in parity with the Series A Preferred Units without any vote of the holders of the Series A Preferred Units (except where the cumulative distributions on the Series A Preferred Units or any parity securities are in arrears) and without the approval of holders of our common units.
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
Our Partnership Agreement provides that, with certain limited exceptions, the Court of Chancery of the State of Delaware is the exclusive forum for any claims, suits, actions or proceedings (1) arising out of or relating in any way to our Partnership Agreement (including any claims, suits or actions to interpret, apply or enforce the provisions of our Partnership Agreement or the duties, obligations or liabilities among our partners, or obligations or liabilities of our partners to us, or the rights or powers of, or restrictions on, our partners or us), (2) brought in a derivative manner on our behalf, (3) asserting a claim of breach of a duty (including a fiduciary duty) owed by any of our, or our General Partner’s, directors, officers, or other employees, or owed by our General Partner, to us or our partners, (4) asserting a claim against us arising pursuant to any provision of the Delaware Revised Uniform Limited Partnership Act or (5) asserting a claim against us governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in our common units is deemed to have received notice of and consented to the foregoing provisions. This exclusive forum provision does not apply to a cause of action brought under federal or state securities laws. Although management believes this choice of forum provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, the provision may have the effect of discouraging lawsuits against us and our General Partner’s directors and officers. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation or similar governing documents has been challenged in legal proceedings and it is possible that in connection with any action a court could find the choice of forum provisions contained in our Partnership Agreement to be inapplicable or unenforceable in such action. If a court were to find this choice of forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our financial position and results of operations.
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
In addition, (i) prior to December 15, 2022, distributions on the Series A Preferred Units accumulated and were cumulative at the rate of 9.50% per annum of $1,000, the liquidation preference of the Series A Preferred Units and (ii) on and after December 15, 2022, distributions on the Series A Preferred Units accumulate for each distribution period at a percentage of $1,000 equal to the three-month LIBOR plus a spread of 7.43%. During the fourth quarter of 2023, distributions on the Series A Preferred Units began to accumulate at a rate equal to the three-month SOFR plus a spread of 7.69%. We have not made a distribution on our common units or Series A Preferred Units since we announced suspension of those distributions on May 3, 2020 and do not expect to pay distributions on the common units or Series A Preferred Units in the foreseeable future, absent a material change to our business. As of December 31, 2023, the amount of accrued and unpaid distributions on the Series A Preferred Units was $33.0 million. Unpaid distributions on the Series A Preferred Units will continue to accrue.
In addition, our Subsidiary Series A Preferred Units issued by Permian Holdco have priority over the common unitholders with respect to the cash flow from Permian Holdco. The distribution rate of the Subsidiary Series A Preferred Units is 7.00% per annum of the $1,000 issue amount per outstanding Subsidiary Series A Preferred Unit. Permian Holdco had the option to pay this distribution in-kind until the first quarter of 2022, which was the first full quarter following the date the Double E Pipeline was placed in service. The Partnership elected to pay distributions in-kind during 2022, 2021 and 2020, except for the periods ended September 30, 2022 and December 31, 2022 in which it made cash distributions. The Partnership did not pay any distributions in-kind during 2023.
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
Our Series A Preferred Units contain covenants preventing us from taking certain actions without the approval of the holders of 66 2/3% of the Series A Preferred Units. The need to obtain the approval of holders of the Series A Preferred Units before taking these actions could impede our ability to take certain actions that management or the Board of Directors may consider to be in the best interests of our unitholders. The affirmative vote of 66 2/3% of the outstanding Series A Preferred Units, voting as a single class, is necessary to amend the Partnership Agreement in any manner that would have a material adverse effect on the existing preferences, rights, powers, duties or obligations of the Series A Preferred Units. The affirmative vote of 66 2/3% of the outstanding Series A Preferred Units and any outstanding series of other preferred units, voting as a single class, is necessary to (A) under certain circumstances, create or issue certain equity securities that are senior to our common units, (B) declare or pay any distribution to common unitholders out of capital surplus or (C) take any action that would result in an event of default for failure to comply with any covenant in the indentures governing the Senior Notes co-issued by Summit Holdings and its 100% owned finance subsidiary, Finance Corp.
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
Our unitholders are required to pay income taxes on their share of our taxable income, which may be substantial, even if they do not receive any cash distributions from us. A unitholder’s share of our taxable income may be affected by a variety of factors, including our economic performance and transactions in which we engage.
A unitholder’s allocable share of our taxable income will be taxable to it, which may require the unitholder to pay federal income taxes and, in some cases, state and local income taxes, even if the unitholder receives no cash distributions from us.

For example, we have not paid a distribution on our common units since 2020, but we have allocated substantial amounts of taxable income and tax depreciation to our unitholders each year, though the precise amount has varied significantly depending upon when the unitholder acquired the units and the price paid for the units.
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
In 2020, we engaged in transactions that generated substantial COD income on a per unit basis relative to the trading price of our common units. We may engage in other transactions that result in substantial COD income or other substantial gains, such as gains upon asset sales, in the future, and such events may cause a unitholder to be allocated substantial income with respect to our units with no corresponding distribution of cash to fund the payment of the resulting tax liability to the unitholder.
A unitholder’s share of our taxable income will include any COD income recognized upon the satisfaction of our outstanding indebtedness for total consideration less than the adjusted issue price (and any accrued but unpaid interest) of such indebtedness. In 2020, we engaged in various liability management transactions that resulted in substantial COD income. We may engage in other transactions that result in substantial COD income or other substantial gains, such as gains upon asset sales, in the future. Depending upon the net amount of other items related to our loss (or income) allocable to a unitholder, any COD income or other gains (including from an asset sale) may cause a unitholder to be allocated substantial income with respect to our units with no corresponding distribution of cash to fund the payment of the resulting tax liability to the unitholder. Furthermore, such COD income event or other gain event may not be fully offset, either now or in the future, by capital losses, which are subject to significant limitations, or other losses. Accordingly, a COD income event or other gain event could cause a unitholder to realize taxable income without corresponding future economic benefits or offsetting tax deductions.
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
The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. From time to time, the President and members of the U.S. Congress propose and consider substantive changes to the existing federal income tax laws that affect publicly traded partnerships, including proposals that would eliminate our ability to quality for partnership tax treatment. Further, while unitholders of publicly traded partnerships are, subject to certain limitations, entitled to a deduction equal to 20% of their allocable share of a publicly traded partnership’s “qualified business income,” this deduction is scheduled to expire with respect to taxable years beginning after December 31, 2025.
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
In general, we are entitled to a deduction for interest paid or accrued on indebtedness properly allocable to our trade or business during our taxable year. However, our deduction for “business interest” is limited to the sum of our business interest income and 30% of our “adjusted taxable income.” For purposes of this limitation, our adjusted taxable income is computed without regard to any business interest expense or business interest income. In the case of taxable years beginning January 1, 2022, our adjusted taxable income is computed by taking into account any deduction allowable for depreciation, amortization, or depletion. Our deduction for “business interest” is significantly limited by these rules, and as a result, the amount of taxable income allocated to our unitholders is increased. Prospective unitholders should consult their tax advisors regarding the impact of this business interest deduction limitation on an investment in our common units.
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
Furthermore, a substantial portion of the amount realized on any sale or other disposition of a unitholder's units may be taxed as ordinary income due to potential recapture items, including depreciation recapture. Such ordinary income may exceed net taxable gain realized on the sale of a unit and may be recognized even if there is a net taxable loss realized on the sale of a unit. Thus, a unitholder may recognize both ordinary income and capital gain or loss upon a sale of units. In addition, because the amount realized includes a unitholder's share of our nonrecourse liabilities, if a unitholder sells its units, it may incur a tax liability in excess of the amount of cash it receives from the sale.
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
Risks Related to Terrorism and Cyberterrorism
Terrorist attacks and threats, escalation of military activity in response to these attacks, or acts of war could have a material adverse effect on our business, financial condition or results of operations.
Terrorist attacks and threats, escalation of military activity, or acts of war may have significant effects on general economic conditions, fluctuations in consumer confidence and spending and market liquidity, each of which could materially and adversely affect our business. Future terrorist attacks, rumors or threats of war, actual conflicts involving the United States or its allies, or military or trade disruptions may significantly affect our operations and those of our customers. Strategic targets, such as energy-related assets, may be at greater risk of future attacks than other targets in the United States. Disruption or significant increases in energy prices could result in government-imposed price controls. It is possible that any of these occurrences, or a combination of them, could have a material adverse effect on our business, financial condition and results of operations. Our insurance may not protect us against such occurrences.
Our operations depend on the use of information technology (“IT”) and operational technology (“OT”) systems that could be the target of a cyberattack.
The oil and gas industry has become increasingly dependent on digital technologies to conduct day-to-day operations, including certain midstream activities. For example, software programs are used to manage gathering and transportation systems and for compliance reporting. The use of remote communication devices has increased rapidly. Industrial control systems now control large scale processes that can include multiple sites and long distances, such as oil and gas pipelines.
Our operations depend on the use of sophisticated IT and OT systems. These systems, as well as those of our customers, business partners and counterparties, may become the target of cyber-attacks or information security breaches. Additionally, increased remote access to information systems by employees and contractors can increase exposure to potential cybersecurity incidents.
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
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 1C. Cybersecurity Risk Management, Strategy and Governance.
Cybersecurity Oversight and Management
Board Oversight of Cybersecurity Matters
The Audit Committee is tasked with overseeing the Partnership’s cybersecurity matters. Pursuant to the Audit Committee’s charter, one of the Audit Committee’s responsibilities is to discuss the Partnership’s major risk exposures with management, including those related to cybersecurity, and the steps taken by management to monitor and control such exposures, including the Partnership’s risk assessment and risk management guidelines, policies and practices.
The Audit Committee reports to the entire Board of Directors periodically regarding its oversight of cybersecurity matters. In developing such updates to the Board of Directors, the Audit Committee relies in large part on periodic updates from Partnership management.
Management of Cybersecurity Matters
The Partnership’s management assumes executive responsibility for assessing, identifying, and managing cybersecurity risks and incidents.
In particular, the Senior Vice President, Engineering and Operations (SVP, E&O) reports directly to the President, Chief Executive Officer, and Chairman of the Board and holds the highest level of executive responsibility for assessing and managing all cybersecurity threats, incidents, and risks at the Partnership, as well as developing and implementing all cybersecurity risk management, strategy, and governance recommendations.
The SVP, E&O holds key skills, experience, and competencies related to the management of cybersecurity matters. In particular, our current SVP, E&O has over 30 years of experience leading IT and OT physical security and cybersecurity.
The SVP, E&O is supported by critical internal positions within the Partnership, including but not limited to the Director of Information Technology, Vice President of Operational Technology and dedicated IT and OT resources with cybersecurity responsibilities. The SVP, E&O is further supported by various external parties, including but not limited to cybersecurity service providers, consultants, and other third parties engaged on an as-needed basis.
The Partnership’s management has processes in place by which it is informed of and monitors the prevention, detection, mitigation, and remediation of cybersecurity risks. These processes include, but are not limited to:
•Maintaining an updated inventory and management of digital assets;
•Ensuring familiarity and compliance with cybersecurity frameworks, including the National Institute of Standards and Technology’s Cybersecurity Framework and ISO 27001;
•Updating and maintaining an internal incident response plan;
•Conducting risk assessments of the Partnership’s cybersecurity policies, practices, and tools;
•Employing appropriate antivirus, anti-malware, firewall, endpoint detection and response, backup and recovery software, multifactor authentication, virtual private network, account change monitoring, patch management, web content filter, spam filter and reporting, and vulnerability management software;
•Conducting regular vulnerability scans of the Partnership’s digital and operational infrastructure;
•Requiring employees to complete a Cybersecurity Awareness Program, which includes computer-based training; and
•Reviewing and evaluating developments in the threat landscape.
The Partnership’s management also has processes in place to oversee and identify material risks from cybersecurity threats associated with its use of third-party service providers. These processes include, but are not limited to:

•Maintaining an inventory of all third-party vendors engaged by the Partnership and assessing each vendor’s level of access to the Partnership’s IT and OT systems and information; and
•Implementing access controls that restrict vendor access to only specific Partnership systems and information necessary to perform their service.
The SVP, E&O provides updates to the Audit Committee at its quarterly meetings regarding management of the Partnership’s cybersecurity matters, including any new cybersecurity threats, incidents, risks, risk management solutions, trainings or education, infrastructure upgrades, or governance changes.
As of March 15, 2024, the Partnership’s business strategy, operations, or financial condition have not been materially affected by and are not likely to be materially affected by, any cybersecurity threats or incidents.
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
Fiberspar Corporation. On May 3, 2022, Fiberspar Corporation (“Fiberspar”) filed a petition in state court alleging, before costs and interest, over $5.0 million owed but not paid for orders of pipeline product from Fiberspar. The petition asserts causes of action for breach of contract and suit on sworn account. A civil action on the same claims had been filed by Fiberspar in 2016 but was dismissed without prejudice pursuant to a standstill and tolling agreement that expired in 2021. We filed an answer on September 6, 2022 denying Fiberspar’s claims and asserting counter claims. The case is pending in the District Court of Harris County, Texas. We are unable to predict the final outcome of this matter.
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
The Consent Decree provides for, among other requirements and subject to the conditions therein, (i) payment of total civil penalties and reimbursement of assessment costs of $21.25 million, with the federal portion of penalties payable over up to five years and the state portion of penalties payable over up to, for the federal and state civil amounts, six years and, for the federal criminal amounts, five years, with interest accruing at, for the federal and state civil amounts, a fixed rate of 3.25% and, for the federal criminal amounts, a variable rate set by statute; (ii) continuation of remediation efforts at the site of the 2015 Blacktail Release; (iii) other injunctive relief including but not limited to control room management, an environmental management system audit, training, and reporting; and (iv) no admission of liability to the U.S. or North Dakota. The Consent Decree was entered by the U.S. District Court on September 28, 2021.
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
On December 6, 2021, the U.S. District Court accepted the Plea Agreement. This Global Settlement resulted in losses amounting to $36.3 million and will be paid over five to six years, of which we have paid principal amounts of $14.7 million as of December 31, 2023.
Verdad Resources. Verdad Resources LLC (“Verdad”) filed a complaint in Colorado state court for the district of Weld County against Sterling Energy Investments LLC (“Sterling”), Golden Resources, Inc., and Grasslands Energy Marketing LLC (“Grasslands”) on October 20, 2022, and amended on December 6, 2022 to exclude Golden Resources, Inc. as a defendant. In connection with the 2022 DJ Acquisitions, Sterling and Grasslands became subsidiaries of the Partnership. The Partnership settled all claims with Verdad in February 2024 with no material impact to the Partnership.
Sage Natural Resources. In July 2022, the Partnership’s subsidiary DFW Midstream filed a petition in the District Court of Dallas County, Texas seeking payment, before costs and interest, of approximately $1.0 million in electric power costs for gathering services provided to Sage Natural Resources, LLC (“Sage”) in 2021-2022. Sage has denied the amounts are owed and has filed counterclaims seeking damages and other relief for DFW Midstream’s alleged breaches of the gathering agreement. The issues in this case arose from events in February 2021 impacting the oil and gas industry in the Barnett during Winter Storm Uri. A non-jury trial is currently scheduled for February 2024, and we are unable to predict the final outcome of this matter.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common units trade on the NYSE under the ticker symbol “SMLP”. As of December 31, 2023, there were approximately 6,583 common unitholders of record per our tax records.
We have not made a distribution on our common units or Series A Preferred Units since we announced a suspension of those distributions on May 3, 2020. We paid distributions in-kind on our Subsidiary Series A Preferred Units in 2020, 2021 and portions of 2022, and we did not pay any distributions in-kind in 2023. We paid cash distributions on our Subsidiary Series A Preferred Units totaling $6.5 million in 2023 and $3.3 million in 2022 and accrued an additional $1.6 million in 2023 which was subsequently paid in 2024.
Our Cash Distribution Policy and Restrictions on Distributions
General
Suspension of Distributions. On May 3, 2020, we suspended distributions to holders of our common units and suspended payments of distributions to holders of our Series A Preferred Units, commencing with respect to the quarter ending March 31, 2020. Because our Series A Preferred Units rank senior to our common units with respect to distribution rights, any accrued amounts on our Series A Preferred Units must first be paid prior to our resumption of distributions to our common unitholders. As of December 31, 2023, the amount of accrued and unpaid distributions on the Series A Preferred Units totaled $33.0 million.
Absent a material change to our business, we do not expect to pay distributions to holders of our common units or Series A Preferred Units in the foreseeable future.
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
If we resume distributions on the common units, we will pay our distributions on or about the 15th of each of February, May, August and November to holders of record on or about seven days prior to such distribution date, and we make the distribution on the business day immediately preceding the indicated distribution date if the distribution date falls on a holiday or non-business day.
The Board of Directors plans on making decisions with respect to payment of distributions on the common units and Series A Preferred Units on a semi-annual or quarterly basis, as applicable, based on the required payment date. However, we do not intend to pay distributions on the common units or Series A Preferred Units in the foreseeable future, absent a material change to our business, and there are restrictions in the agreements for our indebtedness limiting our ability to pay cash distributions on any of our equity securities.
Limitations on Cash Distributions and Our Ability to Change Our Cash Distribution Policy. There is no guarantee that our unitholders will receive quarterly distributions from us. We do not have a legal obligation to pay any distribution except to the extent we have available cash as defined in our Partnership Agreement. Our cash distribution policy may be changed at any time and is subject to certain restrictions, including the following:
•Our cash distribution policy is subject to restrictions on distributions under our ABL Facility and the indentures governing the Senior Notes. These agreements contain financial tests, excess cash flow sweep mechanisms, and covenants that we must satisfy. Should we be unable to satisfy these restrictions, we may be prohibited from making cash distributions notwithstanding our stated cash distribution policy.
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
Preferred Unit Distributions
Series A Preferred Units
In November 2017, we issued 300,000 Series A Preferred Units at a price to the public of $1,000 per Series A Preferred Unit, and, as a result of exchange transactions completed in 2020, 2021 and 2022, the Partnership had 65,508 Series A Preferred Units outstanding as of December 31, 2023 and $33.0 million of accrued and unpaid distributions.
In May 2020, we suspended payments of distributions to holders of our Series A Preferred Units, and we did not make a distribution on our Series A Preferred Units in 2023 or 2022.
During the year ended December 31, 2022, we completed an offer to exchange our Series A Preferred Units for newly issued common units (the “2022 Preferred Exchange Offer”), whereby we issued 2,853,875 SMLP common units, net of units withheld for withholding taxes, in exchange for 77,939 Series A Preferred Units.
Distributions on the Series A Preferred Units are cumulative and compounding and are payable quarterly in arrears on the 15th day of March, June, September and December of each year (each, a “Distribution Payment Date”) to holders of record as of the close of business on the first business day of the month of the applicable Distribution Payment Date, in each case, when, as, and if declared by the General Partner out of legally available funds for such purpose.
The initial distribution rate for the Series A Preferred Units was 9.50% per annum of the $1,000 liquidation preference per Series A Preferred Unit. Beginning December 15, 2022, distributions on the Series A Preferred Units accumulate for each distribution period at a percentage of the liquidation preference equal to the three-month LIBOR plus a spread of 7.43%. During the fourth quarter of 2023, distributions on the Series A Preferred Units began to accumulate at a rate equal to the three-month SOFR plus a spread of 7.69%. See Note 12 - Partners' Capital and Mezzanine Capital to the consolidated financial statements for additional details.
Subsidiary Series A Preferred Units
In December 2019 and during the year ended December 31, 2020, Permian Holdco issued 30,057 and 55,251 Subsidiary Series A Preferred Units, respectively, representing limited partner interests in Permian Holdco at a price of $1,000 per unit. During the year ended December 31, 2022, we elected to make PIK distributions and issued 1,600 Subsidiary Series A Preferred Units to the holders of the Subsidiary Series A Preferred Units. No PIK distributions were made during the year ended December 31, 2023.
As of December 31, 2023, we had 93,039 Subsidiary Series A Preferred Units outstanding, and during fiscal year ended December 31, 2023, we made $6.5 million of cash distributions to holders of the Subsidiary Series A Preferred Units and accrued an additional $1.6 million in 2023 which was subsequently paid in 2024. Additionally, we paid distributions in-kind on our Subsidiary Series A Preferred Units in 2020, 2021 and portions of 2022. We did not pay any distributions in-kind in 2023.
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

The distribution rate is 7.00% per annum of the $1,000 issue amount per outstanding Permian Holdco Subsidiary Series A Preferred Unit. Permian Holdco had the option to pay this distribution in-kind until the first quarter of 2022, which is the first full quarter following the date the Double E Pipeline was placed in service. If the Subsidiary Series A Preferred Units were redeemed on December 31, 2023, the redemption amount would be $125.5 million, when considering the applicable multiple of invested capital metric and make-whole amount provisions contained in the Amended and Restated Limited Liability Company Agreement of Permian Holdco. See Note 12 - Partners' Capital and Mezzanine Capital to the consolidated financial statements for additional details.
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
Issuer Purchases of Equity Securities
We made no repurchases of our common units during the quarter or year ended December 31, 2023.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
MD&A is intended to inform the reader about matters affecting the financial condition and results of operations of the Partnership and its subsidiaries. As a result, the following discussion for the year ended December 31, 2023 should be read in conjunction with the consolidated financial statements and notes thereto included in this Annual Report. Among other things, the consolidated financial statements and the related notes include more detailed information regarding the basis of presentation for the following information. This discussion contains forward-looking statements that constitute our plans, estimates and beliefs. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to, those discussed in Forward-Looking Statements. Actual results may differ materially from those contained in any forward-looking statements.
Overview
We are a value-driven limited partnership focused on developing, owning and operating midstream energy infrastructure assets that are strategically located in unconventional resource basins, primarily shale formations, in the continental United States.
Our financial results are driven primarily by volume throughput across our gathering systems and by expense management. We generate the majority of our revenues from the gathering, compression, treating and processing services that we provide to our customers. A majority of the volumes that we gather, compress, treat and/or process have a fixed-fee rate structure which enhances the stability of our cash flows by providing a revenue stream that is not subject to direct commodity price risk. Currently, we also earn a portion of our revenues from the following activities that directly expose us to fluctuations in commodity prices: (i) the sale of physical natural gas and/or NGLs purchased under percentage-of-proceeds or other processing arrangements with certain of our customers in the Rockies and Piceance segments, (ii) the sale of natural gas we retain from certain Barnett segment customers, (iii) the sale of condensate we retain from our gathering services in the Piceance segment and (iv) additional gathering fees that are tied to the performance of certain commodity price indexes which are then added to the fixed gathering rates. During the year ended December 31, 2023, these additional activities accounted for approximately 39% of our total revenues.
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

The following table presents certain consolidated and reportable segment financial data. For additional information on our reportable segments, see the “Segment Overview for the Years Ended December 31, 2023 and 2022” section herein.

	Year ended December 31,
	2023	2022
	(In thousands)
Net loss	$(38,947)	$(123,461)
Reportable segment adjusted EBITDA
Northeast	$94,249	$77,046
Rockies	87,390	57,810
Permian	24,207	18,051
Piceance	59,749	60,055
Barnett	26,171	31,624

Net cash provided by operating activities	$126,906	$98,744
Capital expenditures(1)	68,905	30,472
Cash consideration paid for the acquisition of Outrigger DJ, net of cash acquired	—	(166,631)
Cash consideration paid for the acquisition of Sterling DJ, net of cash acquired	—	(139,896)
Proceeds from the disposition of the Lane G&P System, net of cash sold in the transaction	—	75,020
Proceeds from the disposition of Bison Midstream, net of cash sold in the transaction	—	38,920
Investment in Double E equity method investee	3,500	8,444

Net cash provided by (used in) financing activities
Borrowings on 2026 Unsecured Notes	29,480	—
Repurchase of 2025 Senior Notes	(29,650)	—
Borrowings on ABL Facility	70,000	293,000
Repayments on ABL Facility	(87,000)	(230,000)
Repayments on Permian Transmission Term Loan	(10,507)	(4,647)
Borrowings on 2026 Secured Notes	—	84,371
_________________________________
(1)See "Liquidity and Capital Resources" herein and Note 17 - Segment Information to the consolidated financial statements for additional information on capital expenditures.

Key Matters for the Year ended December 31, 2023. The following items are reflected in our financial results for the fiscal year ended December 31, 2023:
•Strategic review. As we previously announced in October 2023, based on our recent and expected financial performance, as well as interest recently received from third parties for potential transactions, ranging from the sale of specific assets to consideration for the whole Partnership, our Board of Directors has engaged external advisors to evaluate strategic alternatives for us with the goal of maximizing value for our unitholders. These alternatives may include, but are not limited to, continued execution of our business plan, sale of assets, refinancing parts or the entirety of our capital structure, sale of the Partnership by merger or cash, or any combination of these and other alternatives.
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
•Refinancing of 2025 Senior Notes. In November 2023, we entered into a private agreement to issue a total of $209.5 million aggregate principal amount of unsecured notes (the “2026 Unsecured Notes”) in exchange for $180.0 million aggregate principal amount of our existing 2025 Senior Notes and $29.5 million in cash (the “2023 Exchange”). The exchanged 2025 Senior Notes were cancelled. The cash raised was used to repurchase $29.7 million aggregate principal amount of existing 2025 Senior Notes (together with the 2023 Exchange, the “2023 Exchange Transactions”) that were not exchanged. As of December 31, 2023, following the consummation of the 2023 Exchange Transactions, approximately $49.8 million of 2025 Senior Notes remained outstanding. The 2026 Unsecured Notes will bear interest at 12.00% and mature on October 15, 2026, in line with the maturity date of our 2026 Secured Notes.
•Integration of DJ Acquisitions. Our financial results for the year ended December 31, 2023 include our first full year with the assets acquired in the 2022 DJ Acquisitions. During 2023, we worked on integrating the 2022 DJ Acquisitions into our existing DJ Basin assets and began to achieve capital and operating synergies. Those integration efforts will continue into 2024.
Key Matters for the Year ended December 31, 2022. The following items are reflected in our financial results for the fiscal year ended 2022:
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
As a result of the 2022 DJ Acquisitions, we acquired natural gas gathering and processing systems, a crude oil gathering system, freshwater rights, and a freshwater delivery system in the DJ Basin. The acquired assets of Outrigger DJ and Sterling DJ are located in Weld, Morgan, and Logan Counties, Colorado and Cheyenne County, Nebraska.
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
Integration of DJ Acquisitions. On December 1, 2022, we completed the 2022 DJ Acquisitions for total cash consideration of $305.0 million, subject to post-closing adjustments. As a result of the 2022 DJ Acquisitions, we acquired natural gas gathering and processing systems, a crude oil gathering system, freshwater rights, and a freshwater delivery system in the DJ Basin. The acquired assets of Outrigger DJ and Sterling DJ are located in Weld, Morgan, and Logan Counties, Colorado and Cheyenne County, Nebraska. During 2023, we continued to integrate the 2022 DJ Acquisitions into our existing DJ Basin assets and began to achieve capital and operating synergies. Those integration efforts will continue into 2024.
Capital structure optimization and portfolio management. The Partnership intends to improve its capital structure in the future by reducing its indebtedness with free cash flow, and when appropriate, it may pursue opportunistic transactions with the objective of increasing long term unitholder value. This may include opportunistic acquisitions (such as the 2022 DJ Acquisitions), divestitures (such as the dispositions of the Lane G&P System and Bison Midstream in 2022), re-allocation of capital to new or existing areas, and development of joint ventures involving our existing midstream assets or new investment opportunities. We believe that our internally generated cash flow, our ABL Facility, the Permian Term Loan Facility, and access to debt or equity will be adequate to finance our strategic initiatives. To attain our overall corporate strategic objectives, we may conduct an asset divestiture, or divestitures, at a transaction valuation that is less than the net book value of the divested asset.
Ongoing impact of the current Russia-Ukraine conflict, the international sanctions against Russia on commodity prices and conflict in the Middle East. Although the Partnership does not operate in Ukraine, Russia or the Middle East, there are certain impacts arising from Russia’s invasion of Ukraine and conflict in the Middle East that could have a potential effect on the Partnership, including, but not limited to, volatility in currencies and commodity prices, higher inflation, cost and supply chain pressures and availability and disruptions in banking systems and capital markets. As of the date of filing, there have been no material impacts on the Partnership.
Natural gas, NGL and crude oil supply and demand dynamics. Natural gas continues to be a critical component of energy supply and demand in the United States. The average spot price of natural gas decreased by approximately 61% from 2022 to 2023, primarily due to natural gas supply exceeding demand. The average daily Henry Hub Natural Gas Spot Price was $2.53 per MMBtu during 2023, compared with $6.45 per MMBtu during 2022. As of January 31, 2024, Henry Hub 12-month strip pricing closed at $2.10 per MMBtu. In response to the decreasing natural gas prices, the number of active natural gas drilling rigs in the continental United States decreased from 156 in December 2022 to 120 in December 2023, according to Baker Hughes. Over the long term, we believe that the prospects for continued natural gas demand are favorable and will be driven primarily by global population and economic growth, as well as the continued displacement of coal-fired electricity generation by natural gas-fired electricity generation and increase in U.S. LNG exports. Over the next several years, we expect natural gas prices will support continued upstream industry activity by producers focused on natural gas production.
In addition, certain of our gathering systems are directly affected by crude oil supply and demand dynamics. Crude oil prices decreased in 2023, with the average daily Cushing, Oklahoma West Texas Intermediate crude oil spot price average of $94.90 per barrel during 2022 decreasing to an average of $77.58 per barrel during 2023, representing an 18% decrease. As of January

31, 2024, West Texas Intermediate 12-month strip pricing closed at $75.85 per barrel. In response to the increasing crude oil prices, the number of active crude oil drilling rigs in the continental United States decreased from 621 in December 2022 to 500 in December 2023, according to Baker Hughes. Over the next several years, we expect that crude oil prices will support continued drilling activity and increasing production in the Williston Basin, Permian Basin and, given the current regulatory environment in Colorado, in rural parts of the DJ Basin.
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
The borrowings under our ABL Facility, which have a variable interest rate, expose us to the risk of increasing interest rates. We do not anticipate making offers to purchase in the designated amount for the fiscal year ended 2023, and, as a result, the interest rate on the 2026 Secured Notes will increase an incremental 50 basis points to 9.50% effective April 1, 2024, resulting in an incremental increase in annual interest expense of approximately $3.9 million.
Inflation and operating costs. The annual rate of inflation in the United States hit 6.5% in December 2022, one of the highest increases in more than three decades, as measured by the Consumer Price Index. While inflation has declined since the second half of 2022, declining to 3.4% as of December 31, 2023, further increases in inflation in 2024 could increase our operating costs and the overall cost of capital projects we undertake. While some of our fee arrangements escalate based on changes in price indexes, these fee escalations may not be sufficient to offset an increase in our expenditures. Furthermore, inflation may impact producers’ economic decision making, which in turn could impact their willingness to develop acreage in areas that are more susceptible to inflationary pressures and labor force shortages.

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

Results of Operations
Consolidated Overview for the Years Ended December 31, 2023 and 2022
The following table presents certain consolidated data and volume throughput for the years ended December 31, 2023 and 2022.

	Year ended December 31,
	2023	2022	Percentage change
	(In thousands)
Revenues:
Gathering services and related fees	$248,223	$248,358	—%
Natural gas, NGLs and condensate sales	179,254	86,225	108%
Other revenues	31,426	35,011	(10%)
Total revenues	458,903	369,594	24%
Costs and expenses:
Cost of natural gas and NGLs	112,462	76,826	46%
Operation and maintenance	100,741	84,152	20%
General and administrative	42,135	44,943	(6%)
Depreciation and amortization	122,764	119,055	3%
Acquisition integration costs	2,654	—	*
Transaction costs	1,251	6,968	(82%)
Gain on asset sales, net	(260)	(507)	(49%)
Long-lived asset impairment	540	91,644	(99%)
Total costs and expenses	382,287	423,081	(10%)
Other income (expense), net	865	(4)	*
Gain on interest rate swaps	1,830	16,414	(89%)
Loss on sale of business	(47)	(1,741)	(97%)
Interest expense	(140,784)	(102,459)	37%
Loss on early extinguishment of debt	(10,934)	—	*
Loss before income taxes and equity method investment income	(72,454)	(141,277)	(49%)
Income tax expense	(322)	(325)	(1%)
Income from equity method investees	33,829	18,141	86%
Net loss	$(38,947)	$(123,461)	(68%)

Volume throughput (1):
Aggregate average daily throughput - natural gas (MMcf/d)	1,292	1,208	7%
Aggregate average daily throughput - liquids (Mbbl/d)	78	62	26%
_________________________________________________
*Not considered meaningful
(1)Excludes volume throughput for Ohio Gathering and Double E. For additional information, see the Northeast and Permian sections herein under the caption “Segment Overview for the Years Ended December 31, 2023 and 2022”.

Volumes – Gas. Natural gas throughput volumes increased 84 MMcf/d for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily reflecting:
•a volume throughput increase of 40 MMcf/d for the Northeast segment.
•a volume throughput decrease of 2 MMcf/d for the Piceance segment.
•a volume throughput decrease of 14 MMcf/d for the Permian segment.
•a volume throughput decrease of 20 MMcf/d for the Barnett segment.
•a volume throughput increase of 80 MMcf/d for the Rockies segment.
Volumes – Liquids. Crude oil and produced water volume throughput for the Rockies segment increased 16 Mbbl/d for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily as a result of 65 new well connections that came online during 2023, offset by natural production declines and weather related downtime.
For additional information on volumes, see the “Segment Overview for the Years Ended December 31, 2023 and 2022” section herein.
Revenues. Total revenues increased $89.3 million during the year ended December 31, 2023 compared to the year ended December 31, 2022 comprised of a $93.0 million increase in natural gas, NGLs and condensate sales, offset by a $3.6 million decrease in Other revenues, and a $0.1 million decrease in gathering services and related fees.
Gathering services and related fees. Gathering services and related fees decreased $0.1 million compared to the year ended December 31, 2022, primarily reflecting:
•a $4.3 million decrease in the Barnett, primarily due to production curtailments associated with a significant reduction in commodity pricing;
•a $3.7 million decrease in the Permian, primarily due to the disposition of the Lane G&P System in June 2022;
•a $2.0 million decrease in the Rockies, primarily due to decreased volume throughput and the expiration of a customer’s minimum volume commitment contract in the DJ Basin; partially offset by
•a $9.4 million increase in the Northeast, primarily due to increased volume throughput,
Natural Gas, NGLs and Condensate Sales. Natural gas, NGLs and condensate sales revenue increased $93.0 million compared to the year ended December 31, 2022, primarily reflecting:
•a $114.5 million increase in the Rockies reportable segment, primarily due to the 2022 DJ Acquisitions, partially offset by the disposition of Bison Midstream in September 2022; offset by
•a $17.4 million decrease in the Permian reportable segment, primarily due to the disposition of the Lane G&P System in June 2022;
•a $2.3 million decrease in the Piceance reportable segment;
•a $1.7 million decrease in the Barnett reportable segment.
Costs and expenses. Total costs and expenses decreased $40.8 million during the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily reflecting:
Cost of natural gas and NGLs. Cost of natural gas and NGLs increased $35.6 million during the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily driven by the 2022 DJ Acquisitions in December 2022, partially offset by the disposition of the Lane G&P System in June 2022 and the disposition of Bison Midstream in September 2022.
Operation and maintenance. Operation and maintenance expense increased $16.6 million for the year ended December 31, 2023 compared to the year ended December 31, 2022; primarily as a result of the acquisitions of Sterling DJ and Outrigger DJ in December 2022, partially offset by the disposition of the Lane G&P System in June 2022 and the disposition of Bison Midstream in September 2022.
Asset Impairments. In 2022, we recognized impairments of $84.5 million related to the disposition of the Lane G&P System and $6.9 million in connection with disposition of Bison Midstream. In 2023, we recognized impairments of $0.5 million.
Interest Expense. Interest expense increased $38.3 million during the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to $18.0 million of increased borrowing costs on the ABL Facility resulting from higher interest rates and borrowings throughout 2023 compared to 2022, $7.0 million of increased borrowing costs resulting from the issuance of $85.0 million of 2026 Secured Notes to fund the 2022 DJ Acquisitions, $4.9 million of higher borrowing costs on the Permian Transmission Term Loan, $4.5 million of increased borrowing costs on the 2026 Secured Notes, $3.4 million of increased amortization of debt issuance costs and $3.1 million of borrowing costs on the newly issued 2026 Unsecured Notes.
See Note 9 – Debt to the consolidated financial statements for additional details. Interest expense does not include the impact of gains or losses from our interest rate swaps entered into for the Permian Transmission Credit Facilities.
Segment Overview for the Years Ended December 31, 2023 and 2022
Northeast.
Volume throughput for the Northeast reportable segment follows.

	Northeast
	Year ended December 31,
	2023	2022	Percentage Change
Average daily throughput (MMcf/d)	692	652	6%
Average daily throughput (MMcf/d) (Ohio Gathering)	779	674	16%
Volume throughput for the Northeast, excluding Ohio Gathering, increased 6% compared to the year ended December 31, 2022 primarily due 31 well connections that came online during the year ended December 31, 2023 partially offset by natural production declines as well as frac-protect activities which occurred primarily during the first half of 2023.
Volume throughput for the Ohio Gathering system increased 16% compared to the year ended December 31, 2022, primarily as a result of 48 new well connections that came online during the year ended December 31, 2023, partially offset by natural production declines and volume shut-in for frac-protect activities that occurred primarily during the first half of 2023.
Financial data for our Northeast reportable segment follows.

	Northeast
	Year ended December 31,
	2023	2022	Percentage Change
Revenues:	(Dollars in thousands)

Gathering services and related fees	$63,805	$54,392	17%
Total revenues	63,805	54,392	17%
Costs and expenses:
Operation and maintenance	8,862	7,097	25%
General and administrative	867	831	4%
Depreciation and amortization	17,856	17,501	2%
Gain on asset sales, net	(7)	(10)	(30)%
Total costs and expenses	27,578	25,419	8%
Add:
Depreciation and amortization	17,856	17,501
Adjustments related to capital reimbursement activity	(81)	(81)
Gain on asset sales, net	(7)	(10)
Proportional adjusted EBITDA for Ohio Gathering	40,125	30,656
Other	129	7
Segment adjusted EBITDA	$94,249	$77,046	22%
_________________
*Not considered meaningful
Year ended December 31, 2023. Segment adjusted EBITDA increased $17.2 million compared to the year ended December 31, 2022, primarily as a result of revenue increases of $9.4 million from gathering services and related fees as well as a $9.5 million increase in proportional adjusted EBITDA for Ohio Gathering.

Rockies.
Volume throughput for our Rockies reportable segment follows.

	Rockies
	Year ended December 31,
	2023	2022	Percentage Change
Aggregate average daily throughput - natural gas (MMcf/d)	113	33	242%
Aggregate average daily throughput - liquids (Mbbl/d)	78	62	26%
Natural gas. Natural gas volume throughput in 2023 increased 242% compared to the year ended December 31, 2022, primarily reflecting the 2022 DJ Acquisitions and 94 new well connections that came online during 2023, partially offset by the sale of Bison Midstream in September 2022. Aggregate volume throughput for 2022 includes 9 MMcf/d of average daily throughput related to the Bison Midstream assets.
For the years ended December 31, 2023 and 2022, costs of natural gas and NGLs includes $39.6 million and $12.2 million, respectively, of gathering fees collected under percentage of proceeds arrangements.
Liquids. Liquids volume throughput in 2023 increased 26% compared to the year ended December 31, 2022, primarily associated with 65 new well connections that came online during 2023.
Financial data for our Rockies reportable segment follows.

	Rockies
	Year ended December 31,
	2023	2022	Percentage Change
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$65,869	$67,838	(3%)
Natural gas, NGLs and condensate sales	173,688	59,208	193%
Other revenues	15,474	16,557	(7%)
Total revenues	255,031	143,603	78%
Costs and expenses:
Cost of natural gas and NGLs	110,105	52,749	109%
Operation and maintenance	50,246	30,260	66%
General and administrative	4,185	2,541	65%
Depreciation and amortization	36,148	30,532	18%
Integration costs	553	—	*
Gain on asset sales, net	(127)	(63)	102%
Long-lived asset impairment	540	7,068	(92%)
Total costs and expenses	201,650	123,087	64%
Add:
Depreciation and amortization	36,148	30,532
Integration costs	553	—
Adjustments related to capital reimbursement activity	(3,378)	(431)
Gain on asset sales, net	(127)	(63)
Long-lived asset impairment	540	7,068
Other	273	188
Segment adjusted EBITDA	$87,390	$57,810	51%
_________________
* Not considered meaningful

Year ended December 31, 2023. Segment adjusted EBITDA increased $29.6 million compared to the year ended December 31, 2022 primarily due to the 2022 DJ Acquisitions, partially offset by the sale of Bison Midstream in September 2022.

Permian.
Volume throughput for our Permian reportable segment follows.

	Permian
	Year ended December 31,
	2023	2022	Percentage Change
Average daily throughput (MMcf/d)	—	14	(100%)
Average daily throughput (MMcf/d) (Double E)	305	277	10%
On June 30, 2022, we completed the sale of our Lane G&P System.
Volume throughput for Double E increased 10% compared to the year ended December 31, 2022.
The following table presents the MVC quantities that Double E’s shippers have contracted to with firm transportation service agreements and related negotiated rate agreements, excluding a new firm transportation agreement executed with a large independent oil and gas exploration and production company that includes a 10 year contract term with an expected in-service upon completion of the associated project:

Weighted average MVC quantities for the year ended December 31,	(MMBTU/day)
2024	986,803
2025	1,000,000
2026	1,000,000
2027	1,000,000
2028	1,000,000
2029	1,000,000
2030	1,000,000
2031	879,452

Financial data for our Permian reportable segment follows.

	Permian
	Year ended December 31,
	2023	2022	Percentage Change
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$—	$3,668	(100%)
Natural gas, NGLs and condensate sales	—	17,382	(100%)
Other revenues	3,570	4,101	(13%)
Total revenues	3,570	25,151	(86%)
Costs and expenses:
Cost of natural gas and NGLs	—	18,007	(100%)
Operation and maintenance	—	3,082	(100%)
General and administrative	308	708	(56%)
Depreciation and amortization	—	2,736	(100%)
Transaction costs	75	—	*
Gain on asset sales, net	—	(13)	*
Long-lived asset impairment	—	84,516	(100%)
Total costs and expenses	383	109,036	(100%)
Add:
Depreciation and amortization	—	2,736
Transaction costs	75	—
Adjustments related to capital reimbursement activity	—	(63)
Gain on asset sales, net	—	(13)
Long-lived asset impairment	—	84,516
Proportional adjusted EBITDA for Double E	20,945	14,762
Other	—	(2)
Segment adjusted EBITDA	$24,207	$18,051	34%
_________________
* Not considered meaningful
Year ended December 31, 2023. Segment adjusted EBITDA increased $6.2 million compared to the year ended December 31, 2022 primarily as a result of an increase in proportional adjusted EBITDA from our equity method investment in Double E, partially offset by the disposition of the Lane G&P System in 2022.

Piceance.
Volume throughput for our Piceance reportable segment follows.

	Piceance
	Year ended December 31,
	2023	2022	Percentage Change
Aggregate average daily throughput (MMcf/d)	304	306	(1%)
Volume throughput decreased 1% in 2023 compared to the year ended December 31, 2022, primarily as a result of natural production declines, partially offset by 56 new well connections that came online during 2023.
Financial data for our Piceance reportable segment follows.

	Piceance
	Year ended December 31,
	2023	2022	Percentage Change
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$81,041	$80,630	1%
Natural gas, NGLs and condensate sales	4,788	7,111	(33%)
Other revenues	5,588	5,608	*
Total revenues	91,417	93,349	(2%)
Costs and expenses:
Cost of natural gas and NGLs	2,357	4,805	(51%)
Operation and maintenance	23,441	23,523	*
General and administrative	1,189	1,280	(7%)
Depreciation and amortization	52,014	51,352	1%
Gain on asset sales, net	(45)	(311)	(86%)
Total costs and expenses	78,956	80,649	(2%)
Add:
Depreciation and amortization	52,014	51,352
Adjustments related to capital reimbursement activity	(5,099)	(4,141)
Gain on asset sales, net	(45)	(311)
Other	418	455
Segment adjusted EBITDA	$59,749	$60,055	*
_________________
* Not considered meaningful
Year ended December 31, 2023. Segment adjusted EBITDA decreased $0.3 million compared to the year ended December 31, 2022.

Barnett.
Volume throughput for our Barnett reportable segment follows.

	Barnett
	Year ended December 31,
	2023	2022	Percentage Change
Average daily throughput (MMcf/d)	183	203	(10%)
Volume throughput decreased 10% compared to the year ended December 31, 2022, primarily as a result of temporary production curtailments associated with reductions in commodity pricing, partially offset by 10 wells that came online during 2023.
Financial data for our Barnett reportable segment follows.

	Barnett
	Year ended December 31,
	2023	2022	Percentage Change
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$37,508	$41,830	(10%)
Natural gas, NGLs and condensate sales	778	2,503	(69%)
Other revenues (1)	6,831	7,763	(12%)
Total revenues	45,117	52,096	(13%)
Costs and expenses:
Operation and maintenance	18,255	18,792	(3%)
General and administrative	1,299	1,301	*
Depreciation and amortization	15,233	15,178	*
Gain on asset sales, net	(73)	(85)	(14%)
Long-lived asset impairment	—	60	(100%)
Total costs and expenses	34,714	35,246	(2%)
Add:
Depreciation and amortization (1)	16,171	16,116
Adjustments related to capital reimbursement activity	(1,316)	(1,322)
Gain on asset sales, net	(73)	(85)
Long-lived asset impairment	—	60
Other	986	5
Segment adjusted EBITDA	$26,171	$31,624	(17%)
_________________
*Not considered meaningful
(1)Includes the amortization expense associated with our favorable and unfavorable gas gathering contracts as reported in other revenues.
Year ended December 31, 2023. Segment adjusted EBITDA decreased $5.5 million compared to the year ended December 31, 2022 primarily as a result of $1.7 million of commercial settlements that benefited the segment’s financial results in the first quarter of 2022 and the volume throughput decreases discussed above.

Corporate and Other Overview for the Years Ended December 31, 2023 and 2022
Corporate and Other represents those results that are not specifically attributable to a reportable segment or that have not been allocated to our reportable segments, including certain general and administrative expense items, transaction costs, acquisition integration costs, interest expense and losses on early extinguishment of debt. Corporate and Other includes intercompany eliminations.

	Corporate and Other
	Year ended December 31,
	2023	2022	Percentage Change
	(Dollars in thousands)
Costs and expenses:
General and administrative	34,287	38,282	(10%)
Transaction costs	1,176	6,968	(83%)
Interest expense	140,784	102,459	37%
_________________
* Not considered meaningful
Transaction costs. Transaction costs during 2022 were primarily related to costs incurred in connection with the 2022 DJ Acquisitions.
General and administrative. General and administrative expense attributable to Corporate and Other decreased by $4.0 million compared to the year ended December 31, 2022, primarily as a result of lower employee incentive compensation costs.
Interest Expense. Interest expense increased $38.3 million during the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to $18.0 million of increased borrowing costs on the ABL Facility resulting from higher interest rates and borrowings throughout 2023 compared to 2022, $7.0 million of increased borrowing costs resulting from the issuance of $85.0 million of 2026 Secured Notes to fund the 2022 DJ Acquisitions, $4.9 million of higher borrowing costs on the Permian Transmission Term Loan, $4.5 million of increased borrowing costs on the 2026 Secured Notes, $3.4 million of increased amortization of debt issuance costs and $3.1 million of borrowing costs on the newly issued 2026 Unsecured Notes.
See Note 9 – Debt to the consolidated financial statements for additional details. Interest expense does not include the impact of gains or losses from our interest rate swaps entered into for the Permian Transmission Credit Facilities.

Liquidity and Capital Resources
We rely primarily on internally generated cash flow as well as external financing sources, including our ABL Facility and the issuance of debt, equity and preferred equity securities, and proceeds from potential asset divestitures to fund our investments. We believe that our ABL Facility and Permian Transmission Credit Facilities, together with internally generated cash flow and access to debt or equity capital markets, will be adequate to finance our operations for the next twelve months without adversely impacting our liquidity.
Off-Balance Sheet Arrangements. We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of December 31, 2023, our material off-balance sheet arrangements and transactions include (i) letters of credit outstanding against our ABL Facility aggregating to $4.3 million and (ii) letters of credit outstanding against our Permian Transmission Credit Facilities aggregating to $10.5 million. There are no other transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of our capital resources.
ABL Facility. Summit Holdings has a $400.0 million revolving ABL Facility pursuant to that certain Loan and Security Agreement, dated as of November 2, 2021 (the “ABL Agreement”), with a maturity date of May 1, 2026. The ABL Facility will mature on May 1, 2026; provided that if the outstanding amount of the 2025 Senior Notes (or any permitted refinancing indebtedness in respect thereof that has a final maturity, scheduled amortization or any other scheduled repayment, mandatory prepayment, mandatory redemption or sinking fund obligation prior to the date that is 120 days after the Termination Date (as defined in the ABL Agreement)) on such date equals or exceeds $50.0 million, then the ABL Facility will mature on December 13, 2024. As of December 31, 2023, the outstanding balance of the ABL Facility was $313.0 million and the unused commitments were $82.7 million, after giving effect to the issuance thereunder of $4.3 million of outstanding but undrawn irrevocable standby letters of credit. The ABL Facility is secured by a first lien on all of our assets and borrowings are subject to a borrowing base comprised of a percentage of eligible accounts receivable of Summit Holdings and its subsidiaries that guarantee the ABL Facility (collectively, the “ABL Facility Guarantors”) and a percentage of eligible above-ground fixed assets including eligible compression units, processing plants, compression stations and related equipment of Summit Holdings and the ABL Facility Guarantors. As of the date of the most recent borrowing base determination, eligible assets totaled $723.2 million, an amount greater than the $400.0 million of aggregate lending commitments.
On November 16, 2023, we amended the ABL Facility to, among other things, permit the 2023 Exchange Transactions, address springing borrowing base reserves in relation to the outstanding principal amount of the 2025 Senior Notes and amend the Interest Coverage Ratio (as defined in the ABL Agreement) covenant to 1.75x through the end of 2024 and 1.90x thereafter.
There were no defaults or events of default under the ABL Facility during 2023, and as of December 31, 2023, we were in compliance with the financial covenants in the ABL Facility. The ABL Facility requires that Summit Holdings not permit (i) the First Lien Net Leverage Ratio (as defined in the ABL Agreement) as of the last day of any fiscal quarter to be greater than 2.50:1.00, or (ii) the Interest Coverage Ratio as of the last day of any fiscal quarter to be less than 1.75:1.00 through the end of 2024 or less than 1.90:1.00 thereafter.
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
As of December 31, 2023, the applicable margin under the adjusted term SOFR borrowings was 3.25%, the interest rate was 8.71% and the unused portion of the ABL Facility totaled $82.7 million after giving effect to the issuance of $4.3 million in outstanding but undrawn irrevocable standby letters of credit.
Permian Transmission Credit Facilities. On March 8, 2021 (the “Permian Closing Date”), the Partnership’s unrestricted subsidiary, Permian Transmission, entered into a Credit Agreement which allows for $175.0 million of senior secured credit facilities, including a $160.0 million Term Loan Facility and a $15.0 million Working Capital Facility. The Permian Transmission Credit Facilities can be used to finance Permian Transmission’s capital calls associated with its investment in Double E, debt service and other general corporate purposes.
As of December 31, 2023, the applicable margin under adjusted SOFR borrowings was 2.475%, the interest rate was 7.79% and the unused portion of the Permian Transmission Credit Facilities totaled $4.5 million, subject to a commitment fee of 0.7% after giving effect to the issuance of $10.5 million in outstanding but undrawn irrevocable standby letters of credit. As of December 31, 2023, the Partnership was in compliance with the financial covenants of the Permian Transmission Credit Facilities.

Permian Transmission Term Loan. In January 2022, the Permian Term Loan Facility was converted into the Permian Term Loan Facility. The Permian Transmission Term Loan is due January 2028, as of December 31, 2023, the applicable margin under adjusted SOFR borrowings was 2.475%, the interest rate was 7.79%. Summit Permian Transmission, LLC entered into interest rate hedges with notional amounts representing approximately 90% of the Permian Term Loan facility at a fixed SOFR rate of 1.23%. As of ended December 31, 2023, the Partnership was in compliance with the financial covenants governing the Permian Transmission Term Loan.
As of December 31, 2023, the balance of the Permian Transmission Term Loan was $144.8 million, and we were in compliance with the financial covenants of the Permian Transmission Term Loan and Permian Transmission Credit Facilities.
2025 Senior Notes. In February 2017, the Co-Issuers co-issued $500.0 million of 5.75% senior unsecured notes maturing April 15, 2025 (the “2025 Senior Notes”). On November 16, 2023, we entered into a private purchase and exchange agreement (the “Exchange Agreement”) with certain purchasers listed therein to issue a total of $209.5 million aggregate principal amount of the 2026 Unsecured Notes in exchange for $180.0 million aggregate principal amount of the 2025 Senior Notes and $29.5 million in cash. The exchanged 2025 Senior Notes were cancelled. The cash raised was used to repurchase $29.7 million aggregate principal amount of the remaining 2025 Senior Notes that were not exchanged. The 2025 Senior Notes are senior, unsecured obligations and rank equally in right of payment with all of our existing and future senior obligations. The 2025 Senior Notes are effectively subordinated in right of payment to all of our secured indebtedness, to the extent of the collateral securing such indebtedness. The Co-Issuers may redeem all or part of the remaining 2025 Senior Notes at a redemption price of 100.000%, plus accrued and unpaid interest, if any, to, but not including, the redemption date.
As of December 31, 2023, the outstanding balance of the 2025 Senior Notes was $49.8 million.
2026 Secured Notes. In November 2021, we issued $700.0 million of the 2026 Secured Notes, at a price of 98.5% of face value. Additionally, in November 2022, in connection with the 2022 DJ Acquisitions, we issued an additional $85.0 million of 2026 Secured Notes at a price of 99.26% of their face value. The Co-Issuers pay interest on the 2026 Secured Notes semi-annually on April 15 and October 15 of each year, and the 2026 Secured Notes are jointly and severally guaranteed, on a senior second-priority secured basis (subject to permitted liens), by us and each of our restricted subsidiaries that is an obligor under the ABL Facility, or under the 2025 Senior Notes on the issue date of the 2026 Secured Notes. As of December 31, 2023, the outstanding balance of the 2026 Secured Notes was $785.0 million.
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
Starting in the first quarter of 2023 with respect to the fiscal year ended 2022, and continuing annually through the fiscal year ended 2025, the Partnership is required under the terms of the 2026 Secured Notes Indenture to, if it has Excess Cash Flow (as defined in the 2026 Secured Notes Indenture), and subject to its ability to make such an offer under the ABL Facility, offer to purchase an amount of the 2026 Secured Notes, at 100% of the principal amount plus accrued and unpaid interest, equal to 100% of the Excess Cash Flow generated in the prior year. Generally, if the Partnership does not offer to purchase designated annual amounts of its 2026 Secured Notes or reduce its first lien capacity under the 2026 Secured Notes Indenture per annum from 2023 through 2025, the interest rate on the 2026 Secured Notes is subject to certain rate escalations. Because the Partnership did not offer to purchase at least $50.0 million in aggregate principal amount of 2026 Secured Notes by April 1, 2023, the interest rate on the 2026 Secured Notes automatically increased by 50 basis points per annum. If the Partnership has not offered to purchase $100.0 million in aggregate principal amount of 2026 Secured Notes by April 1, 2024, the interest rate on the 2026 Secured Notes shall automatically increase by 100 basis points per annum (minus any amount previously increased). If the Partnership has not offered to purchase at least $200.0 million in aggregate principal amount of 2026 Secured Notes by April 1, 2025, the interest rate on the 2026 Secured Notes shall automatically increase by 200 basis points per annum (minus any amount previously increased).
To the extent the Partnership makes an offer to purchase, and the offer is not fully accepted by the holders of the 2026 Secured Notes, the Partnership may use any remaining amount not accepted for any purpose not prohibited by the 2026 Secured Notes Indenture, or the ABL Facility. We do not anticipate making offers to purchase in the designated amount for the fiscal year ended 2023 and as a result, the interest rate on the 2026 Secured Notes will increase an incremental 50 basis points to 9.50% effective April 1, 2024, resulting in an incremental increase in annual interest expense of approximately $3.9 million.
2026 Unsecured Notes. In November 2023, we issued a total of $209.5 million aggregate principal amount of 2026 Unsecured Notes in exchange for $180.0 million aggregate principal amount of the 2025 Senior Notes and $29.5 million in cash. The exchanged 2025 Senior Notes were cancelled, and the cash raised was used to repurchase $29.7 million aggregate principal amount of the remaining 2025 Senior Notes that were not exchanged. The 2026 Unsecured Notes bear interest at 12.0% and mature on October 15, 2026, in line with the maturity date of the 2026 Secured Notes. The 2026 Unsecured Notes are senior, unsecured obligations and rank equally in right of payment with all of our existing and future senior obligations. The 2026 Unsecured Notes are effectively subordinated in right of payment to all of our secured indebtedness, to the extent of the collateral securing such indebtedness. The Co-Issuers may redeem all or a part of the 2026 Unsecured Notes at a redemption price of (a) on or before April 15, 2025, 101.00%, and (b) after April 15, 2025, 102.00%, plus accrued and unpaid interest, if any, to, but not including, the redemption date.
As of December 31, 2023, the outstanding balance of the 2026 Unsecured Notes was $209.5 million.

Cash Flows

	Year ended December 31,
	2023	2022
	(In thousands)
Net cash provided by operating activities	$126,906	$98,744
Net cash used in investing activities	(74,756)	(226,558)
Net cash provided by financing activities	(49,036)	121,773
Net change in cash, cash equivalents and restricted cash	$3,114	$(6,041)
The components of the net change in cash, cash equivalents and restricted cash were as follows:
Operating activities. Details of cash flows from operating activities follow.
Cash flows from operating activities for the year ended December 31, 2023, primarily reflected:
•a net loss of $38.9 million plus adjustments of $185.5 million for non-cash items; and
•a $19.7 million change in working capital accounts.
Cash flows from operating activities for the year ended December 31, 2022, primarily reflected:
•a net loss of $123.5 million plus adjustments of $235.7 million for non-cash items; and
•a $13.5 million change in working capital accounts.
Investing activities. Details of cash flows from investing activities follow.
Cash flows used in investing activities during the year ended December 31, 2023 primarily reflected:
•$68.9 million of capital expenditures primarily attributable to the ongoing development of our Rockies and Northeast segments; and
•$3.5 million of capital contributions and costs for our equity method investment in Double E.
Cash flows used in investing activities during the year ended December 31, 2022 primarily reflected:
•$166.6 million of cash consideration paid for the acquisition of Outrigger DJ, net of cash acquired in the transaction;
•$139.9 million of cash consideration paid for the acquisition of Sterling DJ, net of cash acquired in the transaction;
•$30.5 million of capital expenditures primarily attributable to the ongoing development of our Rockies and Northeast segments;
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
Cash flows used in financing activities during the year ended December 31, 2023 primarily reflected:
•$87.0 million of cash outflows for repayments on the ABL Facility;
•$29.7 million of cash outflows for the repurchase of 2025 Senior Notes;
•$10.5 million of cash outflows for repayments on the Permian Transmission Term Loan; offset by
•$29.5 million of borrowings under the 2026 Unsecured Notes; and
•$70.0 million from borrowings under the ABL Facility.

Cash flows provided by financing activities during the year ended December 31, 2022 primarily reflected:
•$293.0 million of cash received from borrowing under the ABL Facility;
•$84.4 million from the additional issuance of the 2026 Secured Notes; offset by
•$230.0 million in repayments on the ABL Facility.
Contractual Obligations Update
The Partnership’s cash flows generated from operations are the primary source for funding various contractual obligations. The table below summarizes the Partnership’s major commitments as of December 31, 2023 through 2028 (in thousands):

	Total	2024	2025	2026	2027	2028
2025 Senior Notes, due April 2025 (2)	$53,719	$2,863	$50,856	$—	$—	$—
ABL Facility, due May 2026 (2)	376,611	27,262	27,262	322,087	—	—
2026 Secured Notes, due October 2026 (1)	999,403	74,575	74,575	850,253	—	—
2026 Unsecured Notes, due October 2026 (2)	281,791	25,141	25,141	231,509	—	—
Permian Transmission Term Loan, due January 2028 (3)	186,451	26,360	26,179	25,263	24,720	83,929
Global Settlement for 2015 Blacktail release, inclusive of interest (4)	21,668	6,667	6,667	6,667	1,667	—
Lease obligations	14,310	4,937	4,309	2,842	2,161	61
Total	$1,933,953	$167,805	$214,989	$1,438,621	$28,548	$83,990
(1)Amounts above exclude the impact of principal reductions resulting from offers to purchase the 2026 Secured Notes with excess cash flow tenders required in the 2026 Secured Notes indenture. For illustration purposes, a 9.500% interest rate on the 2026 Secured Notes was utilized for the periods 2024 through 2026. If we fail to make certain offers to purchase the 2026 Secured Notes, the interest rate on the 2026 Secured Notes will increase. See Note 9 – Debt to the consolidated financial statements and the “The interest rate on the 2026 Secured Notes will be increased if the Partnership fails to make certain offers to purchase 2026 Secured Notes” section of Item 1A. Risk Factors for additional details.
(2)Amounts include an estimate for interest cost based on either the stated interest rate for fixed rate indebtedness or the interest rate in effect as of December 31, 2023 for variable rate indebtedness.
(3)Amounts include mandatory principal repayments of $15.5 million in 2024, $16.6 million in 2025, $17.0 million in 2026 and $17.8 million in 2027.
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
For the year ended December 31, 2023, cash paid for capital expenditures totaled $68.9 million which included $12.4 million of maintenance capital expenditures. For the year ended December 31, 2023, we contributed $3.5 million to Double E.
We rely primarily on internally generated cash flow as well as external financing sources, including commercial bank borrowings and the issuance of debt, equity and preferred equity securities, and proceeds from asset divestitures to fund our capital expenditures. We believe that our internally generated cash flow and access to debt or equity capital markets, will be adequate to finance our business for the next twelve months without adversely impacting our liquidity. Depending on the needs of our business, contractual limitations and market conditions, we may from time to time seek to issue equity securities, incur additional debt, issue debt securities, or redeem, repurchase, refinance, or retire our outstanding debt through privately negotiated transactions, open market repurchases, redemptions, exchanges, tender offers or otherwise, but we are under no obligation to do so. There can be no assurance that we will seek to do any of the foregoing or that we will be able to do any of the foregoing on terms acceptable to us or at all.
We estimate that our 2024 capital program will range from $30.0 million to $40.0 million, including between $10.0 million and $15.0 million of maintenance capital expenditures. We estimate investment in Double E equity method investee of approximately $5.0 million.

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
On December 1, 2022, we completed the acquisition of Outrigger DJ for cash consideration of $165.0 million, subject to post-closing adjustments, and Sterling DJ for cash consideration of $140.0 million, subject to post-closing adjustments. In connection with the acquisitions, Summit DJ - O, LLC (formerly Outrigger DJ Midstream, LLC), Summit DJ - O Operating, LLC (formerly Outrigger DJ Operating, LLC), Summit DJ - S, LLC (formerly Sterling Energy Investments, LLC), Grasslands Energy Marketing, LLC and Centennial Water Pipelines, LLC became newly acquired entities. With the exception of Centennial Water Pipeline, LLC, all acquired entities guarantee our obligations under the Senior Notes.
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

Summarized Balance Sheet Information. Summarized balance sheet information as of December 31, 2023 and December 31, 2022 follow.

	December 31, 2023
	SMLP	Obligor Group
	(In thousands)
Assets
Current assets	$2,993	$93,035
Noncurrent assets	9,801	2,069,149

Liabilities
Current liabilities	$10,395	$104,694
Noncurrent liabilities	2,054	1,383,704

	December 31, 2022
	SMLP	Obligor Group
	(In thousands)
Assets
Current assets	$2,553	$86,443
Noncurrent assets	8,274	2,130,052

Liabilities
Current liabilities	$16,345	$79,841
Noncurrent liabilities	2,172	1,410,370
Summarized Statements of Operations Information. For the purposes of the following summarized statements of operations, we allocate a portion of general and administrative expenses recognized at the SMLP parent to the Obligor Group to reflect what those entities' results would have been had they operated on a stand-alone basis. Summarized statements of operations for the years ended December 31, 2023 and 2022 follow.

	December 31, 2023
	SMLP	Obligor Group
	(In thousands)
Total revenues	$—	$451,032
Total costs and expenses	3,882	373,245
Loss before income taxes and income from equity method investees	(3,661)	(60,615)
Income from equity method investees	—	22,922
Net loss	$(3,983)	$(37,693)

	December 31, 2022
	SMLP	Obligor Group
	(In thousands)
Total revenues	$—	$369,592
Total costs and expenses	10,505	411,640
Income (loss) before income taxes and income from equity method investees	(10,505)	(136,912)
Income from equity method investees	—	13,358
Net income (loss)	$(10,827)	$(123,554)

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
As of December 31, 2023, we had net property, plant and equipment with a carrying value of approximately $1.7 billion and net amortizing intangible assets with a carrying value of approximately $175.6 million. When evidence exists that we will not be able to recover a long-lived asset's carrying value through future cash flows, we write down the carrying value of the asset to its estimated fair value. We test assets for impairment when events or circumstances indicate that the carrying value of a long-lived asset may not be recoverable. With respect to property, plant and equipment and our amortizing intangible assets, the carrying value of a long-lived asset is not recoverable if the carrying value exceeds the sum of the undiscounted cash flows expected to result from the asset's use and eventual disposal. In this situation, we would recognize an impairment loss equal to the amount by which the carrying value exceeds the asset's fair value. We determine fair value using a combination of approaches, including a market-based approach and an income-based approach in which we discount the asset's expected future cash flows to reflect the risk associated with achieving the underlying cash flows. Any impairment determinations involve significant assumptions and judgments. Differing assumptions regarding any of these inputs could have a significant effect on the various valuations. As such, the fair value measurements utilized within these estimates are classified as non-recurring Level 3 measurements in the fair value hierarchy because they are not observable from objective sources. Due to the volatility of the inputs used, we cannot predict the likelihood of any future impairment.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our current interest rate risk exposure is largely related to our indebtedness. As of December 31, 2023, we had $1.0 billion principal amount of fixed-rate debt, $313.0 million outstanding under our variable rate ABL Facility and $144.8 million outstanding under our variable rate Permian Transmission Term Loan. As of December 31, 2023, we had $130.4 million of interest rate exposure hedged to offset the impact of changes in interest rates on our Permian Transmission Term Loan. While existing fixed-rate debt mitigates the downside impact of fluctuations in interest rates, future issuances of long-term debt could be impacted by increases in interest rates, which could result in higher overall interest costs. In addition, the borrowings under our ABL Facility, which have a variable interest rate, also expose us to the risk of increasing interest rates. For the year ended December 31, 2023, a hypothetical 1% increase (decrease) in interest rates on our variable rate debt would have increased (decreased) our interest expense by approximately $4.6 million assuming no changes in amounts drawn or other variables under our ABL Facility or Permian Transmission Term Loan.
Commodity Price Risk
We generate a majority of our revenues pursuant to primarily long-term and fee-based gathering agreements, many of which include MVCs and AMIs. Currently, our direct commodity price exposure relates to (i) the sale of physical natural gas and/or NGLs purchased under percentage-of-proceeds and other processing arrangements with certain of our customers in the Rockies and Piceance segments, (ii) the sale of natural gas we retain from certain Barnett segment customers and (iii) the sale of condensate we retain from certain gathering services in the Piceance segment. Our gathering agreements with certain Barnett customers permit us to retain a certain quantity of natural gas that we sell to offset the power costs we incur to operate our electric-drive compression assets. We manage our direct exposure to natural gas and power prices through the use of forward power purchase contracts with wholesale power providers that require us to purchase a fixed quantity of power at a fixed heat rate based on prevailing natural gas prices on the Henry Hub Index. We sell retainage natural gas at prices that are based on the Atmos Zone 3 Index. By basing the power prices on a system and basin-relevant market, we are able to closely associate the relationship between the compression electricity expense and natural gas retainage sales. We do not enter into risk management contracts for speculative purposes.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of Summit Midstream, GP, LLC and the unitholders of Summit Midstream Partners, LP
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Summit Midstream Partners, LP and subsidiaries (the "Partnership") as of December 31, 2023 and 2022, the related consolidated statements of operations, partners' capital, and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2024, expressed an unqualified opinion on the Partnership's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Property, Plant and Equipment, Net - Determination of Impairment Indicators– Refer to Notes 2 and 5 to the financial statements
Critical Audit Matter Description
As described in Notes 2 and 5 to the Partnership's consolidated financial statements, the Partnership recorded approximately $1.7 billion of property, plant and equipment, net as of December 31, 2023. The Partnership tests assets for impairment when events or circumstances indicate the carrying value of a long-lived asset may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from its use and eventual disposition. If the Partnership concludes that an asset’s carrying value will not be recovered through future cash flows, the Partnership recognizes an impairment loss on the long-lived asset equal to the amount by which the carrying value exceeds its fair value.
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

/s/ Deloitte & Touche LLP
Houston, Texas
March 15, 2024
We have served as the Partnership's auditor since 2009.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
	(In thousands, except unit amounts)
ASSETS
Cash and cash equivalents	$14,044	$11,808
Restricted cash	2,601	1,723
Accounts receivable	76,275	75,287
Other current assets	5,502	8,724
Total current assets	98,422	97,542
Property, plant and equipment, net	1,698,585	1,718,754
Intangible assets, net	175,592	198,718
Investment in equity method investees	486,434	506,677
Other noncurrent assets	35,165	38,273
TOTAL ASSETS	$2,494,198	$2,559,964

LIABILITIES AND CAPITAL
Trade accounts payable	$22,714	$14,052
Accrued expenses	32,377	20,601
Deferred revenue	10,196	9,054
Ad valorem taxes payable	8,543	10,245
Accrued compensation and employee benefits	6,815	16,319
Accrued interest	19,298	17,355
Accrued environmental remediation	1,483	1,365
Accrued settlement payable	6,667	6,667
Current portion of long-term debt	15,524	10,507
Other current liabilities	10,395	11,724
Total current liabilities	134,012	117,889
Long-term debt, net	1,455,166	1,479,855
Noncurrent deferred revenue	30,085	37,694
Noncurrent accrued environmental remediation	1,454	2,340
Other noncurrent liabilities	30,266	38,784
Total liabilities	1,650,983	1,676,562
Commitments and contingencies (Note 10)

Mezzanine Capital
Subsidiary Series A Preferred Units (93,039 units issued and outstanding at December 31, 2023 and December 31, 2022)	124,652	118,584

Partners Capital
Series A Preferred Units (65,508 units issued and outstanding at December 31, 2023 and December 31, 2022)	96,893	85,327
Common limited partner capital (10,376,189 and 10,182,763 units issued and outstanding at December 31, 2023 and December 31, 2022, respectively)	621,670	679,491
Total partners capital	718,563	764,818
TOTAL LIABILITIES AND CAPITAL	$2,494,198	$2,559,964
The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2023	2022
	(In thousands, except per-unit amount)
Revenues:
Gathering services and related fees	$248,223	$248,358
Natural gas, NGLs and condensate sales	179,254	86,225
Other revenues	31,426	35,011
Total revenues	458,903	369,594
Costs and expenses:
Cost of natural gas and NGLs	112,462	76,826
Operation and maintenance	100,741	84,152
General and administrative	42,135	44,943
Depreciation and amortization	122,764	119,055
Transaction costs	1,251	6,968
Acquisition integration costs	2,654	—
Gain on asset sales, net	(260)	(507)
Long-lived asset impairment	540	91,644
Total costs and expenses	382,287	423,081
Other income (expense), net	865	(4)
Gain on interest rate swaps	1,830	16,414
Loss on sale of business	(47)	(1,741)
Interest expense	(140,784)	(102,459)
Loss on early extinguishment of debt	(10,934)	—
Loss before income taxes and equity method investment income	(72,454)	(141,277)
Income tax expense	(322)	(325)
Income from equity method investees	33,829	18,141
Net loss	$(38,947)	$(123,461)
Less: Net income attributable to Subsidiary Series A Preferred Units	(12,581)	(17,144)
Net loss attributable to Summit Midstream Partners, LP	$(51,528)	$(140,605)
Less: net income attributable to Series A Preferred Units	(11,566)	(8,048)
Add: deemed capital contribution	—	20,974
Net loss attributable to common limited partners	$(63,094)	$(127,679)
Net loss per limited partner unit:
Common unit – basic	$(6.11)	$(12.71)
Common unit – diluted	$(6.11)	$(12.71)

Weighted-average limited partner units outstanding:
Common units – basic	10,334	10,048
Common units – diluted	10,334	10,048

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS CAPITAL

	Partners Capital
	Series A Preferred Units	Common Limited Partner Capital	Total
	(In thousands)
Partners capital, December 31, 2021	$169,769	$734,594	$904,363
Net income (loss)	8,145	(148,743)	(140,598)
Unit-based compensation	—	3,778	3,778
Tax withholdings and associated payments on vested SMLP LTIP awards	—	(1,198)	(1,198)
Tax withholdings on 2022 Preferred Exchange Offer	—	(2,652)	(2,652)
LTIP cash to equity conversion	—	1,125	1,125
Effect of 2022 Preferred Exchange Offer, inclusive of a $20.9 million deemed contribution to common unit holders	(92,587)	92,587	—
Partners capital, December 31, 2022	$85,327	$679,491	$764,818
Net income (loss)	11,566	(63,094)	(51,528)
Unit-based compensation	—	6,566	6,566
Tax withholdings and associated payments on vested SMLP LTIP awards	—	(1,293)	(1,293)
Partners capital, December 31, 2023	$96,893	$621,670	$718,563
The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2023	2022
	(In thousands)
Cash flows from operating activities:
Net loss	$(38,947)	$(123,461)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	123,702	119,993
Noncash lease expense	3,773	885
Amortization of debt issuance costs	12,685	9,326
Unit-based and noncash compensation	6,566	3,778
Income from equity method investees	(33,829)	(18,141)
Distributions from equity method investees	57,572	43,040
Gain on asset sales, net	(260)	(507)
Foreign currency gain	(102)	—
Loss on earn-out	599	—
Loss on sale of business	47	1,741
Loss on extinguishment of debt	10,934	—
Unrealized (gain) loss on interest rate swaps	3,318	(16,016)
Long-lived asset impairment	540	91,644
Changes in operating assets and liabilities:
Accounts receivable	(3,352)	284
Trade accounts payable	4,483	2,248
Accrued expenses	5,586	(2,780)
Deferred revenue	(6,467)	(6,082)
Ad valorem taxes payable	(1,702)	14
Accrued interest	1,943	4,618
Accrued environmental remediation, net	(768)	(1,901)
Other, net	(19,415)	(9,939)
Net cash provided by operating activities	126,906	98,744
Cash flows from investing activities:
Capital expenditures	(68,905)	(30,472)
Cash consideration paid for the acquisition of Outrigger DJ, net of cash acquired	—	(166,631)
Cash consideration paid for the acquisition of Sterling DJ, net of cash acquired	—	(139,896)
Proceeds from sale of Lane G&P System, net of cash sold in transaction	—	75,020
Proceeds from sale of Bison Midstream, net of cash sold in transaction	—	38,920
Proceeds from asset sale	260	4,945
Investment in Double E equity method investee	(3,500)	(8,444)
Other, net	(2,611)	—
Net cash used in investing activities	(74,756)	(226,558)
Cash flows from financing activities:
Borrowings on 2026 Unsecured Notes	29,480	—
Repurchase of 2025 Senior Notes	(29,650)	—
Borrowings on 2026 Secured Notes	—	84,371
Repayments on Permian Transmission Term Loan	(10,507)	(4,647)
Borrowings on ABL Facility	70,000	293,000
Repayments on ABL Facility	(87,000)	(230,000)
Debt issuance costs	(2,968)	(14,409)
Debt extinguishment costs	(10,306)	—
Distributions on Subsidiary Series A Preferred Units	(6,512)	(3,257)
Other, net	(1,573)	(3,285)
Net cash provided by financing activities	(49,036)	121,773
Net change in cash, cash equivalents and restricted cash	3,114	(6,041)
Cash, cash equivalents and restricted cash, beginning of period	13,531	19,572
Cash, cash equivalents and restricted cash, end of period	$16,645	$13,531
The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION, BUSINESS OPERATIONS AND PRESENTATION AND CONSOLIDATION
Organization. Summit Midstream Partners, LP (including its subsidiaries, collectively “SMLP” or the “Partnership”) is a Delaware limited partnership that was formed in May 2012 and began operations in October 2012. SMLP is a value-oriented limited partnership focused on developing, owning and operating midstream energy infrastructure assets that are strategically located in unconventional resource basins, primarily shale formations, in the continental United States. The Partnership’s business activities are primarily conducted through various operating subsidiaries, each of which is owned or controlled by its wholly owned subsidiary holding company, Summit Holdings, a Delaware limited liability company. As of December 31, 2023, the Partnership indirectly owns its General Partner, and the General Partner is a wholly owned, indirect subsidiary of the Partnership. The General Partner has no assets or liabilities and holds the non-economic general partner interest in the Partnership.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ISSUED ACCOUNTING STANDARDS APPLICABLE TO THE PARTNERSHIP
Cash, Cash Equivalents and Restricted Cash. The Partnership considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash that is held by a major bank and has restrictions on its availability to the Partnership is classified as restricted cash. The restricted cash balance of $2.6 million and $1.7 million at December 31, 2023 and 2022, respectively, is related to proceeds which are available to finance Permian Transmission’s debt service or other general corporate purposes of Permian Transmission. See Note 9 - Debt for additional information.
Accounts Receivable. Accounts receivable relate to gathering and other services provided to the Partnership’s customers and other counterparties. The Partnership evaluates the collectability of its accounts receivable and the need for an allowance for doubtful accounts based on customer-specific facts and circumstances. To the extent the collectability of a specific customer or counterparty receivable is doubtful, the Partnership recognizes an allowance for doubtful accounts. Uncollectible receivables are written off when a settlement is reached for an amount that is less than the outstanding historical balance or a receivable amount is deemed otherwise unrealizable.
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

Useful lives (In years)
Gathering and processing systems and related equipment	12-30
Other	3-15
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
Asset Retirement Obligations. The Partnership records a liability for asset retirement obligations only if and when a future asset retirement obligation with a determinable life is identified. For identified asset retirement obligations, the Partnership evaluates whether the expected retirement date and related costs of retirement can be estimated. The Partnership has concluded that its gathering and processing assets have an indeterminate life because they are owned and will operate for an indeterminate period when properly maintained. Because the Partnership does not have sufficient information to reasonably estimate the amount or timing of such obligations and does not have any current plan to discontinue use of any significant assets, the Partnership did not provide for any asset retirement obligations as of December 31, 2023 or 2022.
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
•Contract amortization; and
•Revenue for management fees related to Double E.

Certain of the Partnership’s gathering and/or processing agreements provide for monthly MVCs. Under these MVCs, customers agree to ship and/or process a minimum volume of production on its gathering systems or to pay a minimum monetary amount over certain periods during the term of the MVC. A customer must make a shortfall payment to the Partnership at the end of the contracted measurement period if its actual throughput volumes are less than its contractual MVC for that period. Certain customers are entitled to utilize shortfall payments to offset gathering fees in one or more subsequent contracted measurement periods to the extent that such customers throughput volumes in a subsequent contracted measurement period exceed its MVC for that contracted measurement period. The amount of the shortfall payment is based on the difference between the actual throughput volume shipped and/or processed for the applicable period and the MVC for the applicable period, multiplied by the applicable gathering or processing fee.
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
The majority of the Partnership’s revenue is derived from long-term, fee-based contracts with its customers, which include original terms of up to 25 years. The Partnership recognizes revenue earned from fee-based gathering, compression, treating and processing services in gathering services and related fees. The Partnership also earns revenue in the Rockies and Piceance reporting segments from the sale of physical natural gas purchased from its customers under certain percent-of-proceeds arrangements. Under ASC Topic 606, these gathering contracts are presented net within cost of natural gas and NGLs. The Partnership sells natural gas that it retains from certain customers in the Barnett reporting segment to offset the power expenses, included in operations and maintenance expense, of the electric-driven compression on the gathering system. The Partnership also sells condensate and NGLs retained from certain of its gathering services in the Piceance and Rockies reporting segments. Revenues from the sale of natural gas and condensate are recognized in Natural gas, NGLs and condensate sales; the associated expense is included in Operation and maintenance expense. Certain customers reimburse the Partnership for costs incurred on their behalf. The Partnership records costs incurred and reimbursed by its customers on a gross basis, with the revenue component recognized in Other revenues and the associated expense included in operations and maintenance expense.
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

Accounting standards recently implemented. ASU No. 2020-4 Reference Rate Reform (“ASU 2020-4”). ASU 2020-4 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform on financial reporting. Contract terms that are modified due to the replacement of a reference rate are not required to be remeasured or reassessed under relevant accounting standards. During the quarter ended June 30, 2023, the Partnership amended the terms of its Permian Transmission Credit Facility and Term Loan and interest rate swaps, which replaced its existing LIBOR based terms with SOFR rate terms. The amendments in ASU 2020-4 are effective as of March 12, 2020 through December 31, 2022. In December 2022, the FASB issued ASU 2022-06, which amended Topic 848 to defer the sunset date to apply the practical expedients until December 31, 2024. The impact of the change in reference rate did not have a material impact on the Partnership’s consolidated financial statements. See Note 9 - Debt, for additional information.
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
ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 enhances disclosures on reportable segments and provides additional detailed information about significant segment expenses. The guidance in ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Partnership continues to assess the impact of the new guidance, but does not expect the provisions of ASU 2023-07 will have a material impact on its consolidated financial statements and disclosures.
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
The following table sets forth the preliminary fair value of the assets acquired and liabilities assumed as of the acquisition date. There were no material changes made during 2023 to the provisional purchase accounting measurements initially recorded in December 2022 for the Outrigger DJ Acquisition. The purchase price allocation was complete as of the fourth quarter of 2023.

(in thousands)
Total consideration paid for Outrigger DJ	$167,631
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	1,000
Accounts receivable	7,529
Other current assets	190
Property, plant and equipment, net	144,514
Intangible assets	21,447
Trade accounts payable, accrued expenses and other	(7,049)
Net assets acquired and liabilities assumed	$167,631
The assets acquired and liabilities assumed were recorded at their estimated fair values at the date of the acquisition. Acquired working capital amounts are expected to approximate fair value due to their short-term nature. The valuation of certain assets, including property, are based on appraisals. The fair value of acquired equipment is based on both available market data and cost and income approaches. These methods are considered Level 3 fair value estimates and include significant assumptions of future gathering and processing volumes, commodity prices, and operating and capital cost estimates, discounted using weighted average cost of capital for industry peers.
Intangible assets acquired consist of rights-of-way of $21.4 million with a weighted average amortization period of 30 years.

Acquisition of Sterling DJ. On December 1, 2022, the Partnership completed the acquisition of 100% of the equity interests in each of Sterling Energy Investments LLC, Grasslands Energy Marketing LLC and Centennial Water Pipelines LLC (collectively, “Sterling DJ”) from Sterling Investment Holdings LLC for cash consideration of $140.0 million, subject to customary working capital adjustments.. The acquisition of Sterling DJ constituted a business combination and was accounted for using the acquisition method of accounting. For tax purposes, the acquisition was accounted for as an acquisition of assets. The acquisition significantly increased the Partnership’s gas processing capacity and footprint in the DJ Basin and diversified its customer base.
The following table sets forth the preliminary fair value of the assets acquired and liabilities assumed as of the acquisition date. There were no material changes made during 2023 to the provisional purchase accounting measurements initially recorded in December 2022 for the Sterling DJ acquisition. The purchase price allocation was complete as of the fourth quarter of 2023.

(in thousands)
Total consideration paid for Sterling DJ	$140,396
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	500
Accounts receivable	16,224
Other current assets	4,557
Property, plant and equipment, net	108,720
Intangible assets	38,678
Other noncurrent assets	9,865
Trade accounts payable, accrued expenses and other	(38,148)
Net assets acquired	$140,396
The assets acquired and liabilities assumed were recorded at their estimated fair values at the date of the acquisition. Acquired working capital amounts are expected to approximate fair value due to their short-term nature. The valuation of certain assets, including property, are based on appraisals. The fair value of acquired equipment is based on both available market data and cost and income approaches. These methods are considered Level 3 fair value estimates and include significant assumptions of future gathering and processing volumes, commodity prices, and operating and capital cost estimates, discounted using weighted average cost of capital for industry peers.
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
During 2022, the Partnership recognized an impairment of $84.5 million related to the disposition of the Lane G&P System based on total cash proceeds received of $75.0 million, including $2.0 million of cash sold in the transaction, net assets of $158.3 million, and other costs to sell of $1.2 million.
Divestiture of Bison Midstream. On September 19, 2022, the Partnership completed the sale of Bison Midstream, LLC (“Bison Midstream”), its gas gathering system in Burke and Mountrail Counties, North Dakota to a subsidiary of Steel Reef Infrastructure Corp. (“Steel Reef”), an integrated owner and operator of associated gas capture, gathering and processing assets in North Dakota and Saskatchewan.
During 2022, the Partnership recognized an impairment of $6.9 million related to the disposition of Bison Midstream based on total cash proceeds received of $38.9 million and net assets of $45.8 million. The cash proceeds were used to reduce amounts outstanding under the ABL Facility.
Pro Forma Information (Unaudited). The following table summarizes the unaudited pro forma condensed financial information of SMLP as if the acquisitions of Outrigger DJ and Sterling DJ, along with the dispositions of Bison Midstream and the Lane G&P System, had occurred on January 1, 2021:

Year Ended December 31, 2022
Revenues	$543,024
Net loss	$(36,945)
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

	2024	2025	2026	2027	2028	Thereafter
	(in thousands)
Gathering services and related fees	$65,472	$45,594	$29,292	$7,685	$5,137	$—
Revenue by Category. In the following table, revenue is disaggregated by geographic area and major products and services. For more detailed information about reportable segments, see Note 17 -Segment Information.

	Year ended December 31, 2023
	Gathering services and related fees	Natural gas, NGLs and condensate sales	Other revenues	Total
	(in thousands)
Reportable Segments:
Northeast	$63,805	$—	$—	$63,805
Rockies	65,869	173,688	15,474	255,031
Permian	—	—	3,570	3,570
Piceance	81,041	4,788	5,588	91,417
Barnett	37,508	778	6,831	45,117
Total reportable segments	248,223	179,254	31,463	458,940
Corporate and other	—	—	(37)	(37)
Total	$248,223	$179,254	$31,426	$458,903

	Year ended December 31, 2022
	Gathering services and related fees	Natural gas, NGLs and condensate sales	Other revenues	Total
	(in thousands)
Reportable Segments:
Northeast	$54,392	$—	$—	$54,392
Rockies	67,838	59,208	16,557	143,603
Permian	3,668	17,382	4,101	25,151
Piceance	80,630	7,111	5,608	93,349
Barnett	41,830	2,503	7,763	52,096
Total reportable segments	248,358	86,204	34,029	368,591
Corporate and other	—	21	982	1,003
Total	$248,358	$86,225	$35,011	$369,594

5. PROPERTY, PLANT AND EQUIPMENT
Details on the Partnership’s property, plant and equipment follow.

	December 31, 2023	December 31, 2022
	(In thousands)
Gathering and processing systems and related equipment	$2,335,980	$2,262,330
Construction in progress	56,064	59,036
Land and line fill	11,534	11,756
Other	65,029	62,222
Total	2,468,607	2,395,344
Less accumulated depreciation	(770,022)	(676,590)
Property, plant and equipment, net	$1,698,585	$1,718,754
When the carrying amount of a long-lived asset is not recoverable, an impairment is recognized equal to the excess of the asset’s carrying value over its fair value, which is based on inputs that are not observable in the market, and thus represent Level 3 inputs under GAAP’s fair value hierarchy. The Partnership recognized $0.5 million and $91.6 million of impairments during the fiscal years ended December 31, 2023 and 2022, respectively. The Partnership cannot predict the likelihood of future impairments, if any.
Depreciation expense and capitalized interest for the Partnership follow.

	Year ended December 31,
	2023	2022
	(In thousands)
Depreciation expense	$95,307	$93,457
Capitalized interest	1,284	838

6. INTANGIBLE ASSETS
Details regarding the Partnership’s intangible assets follow.

	December 31, 2023
	Gross carrying amount	Accumulated amortization	Net
	(In thousands)
Favorable gas gathering contracts	$21,063	$(15,747)	$5,316
Contract intangibles	270,412	(247,024)	23,388
Rights-of-way	205,358	(66,906)	138,452
Indefinite-lived intangibles	8,436	—	8,436
Total intangible assets	$505,269	$(329,677)	$175,592

	December 31, 2022
	Gross carrying amount	Accumulated amortization	Net
	(In thousands)
Favorable gas gathering contracts	$21,063	$(14,809)	$6,254
Contract intangibles	270,412	(228,143)	42,269
Rights-of-way	200,089	(58,330)	141,759
Indefinite-lived intangibles	8,436	—	8,436
Total intangible assets	$500,000	$(301,282)	$198,718

The Partnership recognized amortization expense of its favorable gas gathering contracts in Other revenues as follows:

	Year ended December 31,
	2023	2022
	(In thousands)
Amortization expense – favorable gas gathering contracts	$938	$938
The Partnership recognized amortization expense of its contract and right of way intangibles in costs and expenses as follows:

	Year ended December 31,
	2023	2022
	(In thousands)
Amortization expense – contract intangibles	$18,881	$18,935
Amortization expense – rights-of-way	8,576	6,527
The Partnership’s estimated aggregate annual amortization expected to be recognized for each of the five succeeding fiscal years and thereafter, as of December 31, 2023, follows.

(In thousands)
2024	$18,076
2025	17,892
2026	14,867
2027	8,878
2028	8,711
Thereafter	98,732
$167,156
7. EQUITY METHOD INVESTMENTS
The Partnership has equity method investments in Double E and Ohio Gathering, the balances of which are included in the Investment in equity method investees caption on the consolidated balance sheets. Details of the Partnership’s equity method investments follows.

	December 31, 2023	December 31, 2022
	(In thousands)
Double E (1)	$276,221	$281,640
Ohio Gathering	210,213	225,037
Total	$486,434	$506,677
(1) The Partnership’s investment balance in Double E includes capitalized interest costs.
Double E. The Partnership, through its wholly owned subsidiary Summit Permian Transmission, LLC, has a 70% ownership in Double E Pipeline, LLC (“Double E”). Double E owns a long-haul natural gas pipeline (the “Double E Pipeline”) that provides transportation service for residue natural gas from multiple receipt points in the Delaware Basin to various delivery points in and around the Waha hub in Texas. The Double E Pipeline commenced operations in November 2021 and during the years ended December 31, 2023 and 2022, the Partnership made cash investments of $3.5 million and $8.4 million, respectively, in Double E. During the year ended December 31, 2023, Double E made distributions to its investors totaling $28.3 million of which the Partnership received $19.8 million, of which all amounts were utilized for payment of interest and principal on the Permian Transmission Term Loan and distributions to the holders of the Subsidiary Series A Preferred Units.
Double E is deemed to be a variable interest entity as defined in GAAP. Summit Permian Transmission was not deemed to be the primary beneficiary of Double E due to the voting rights of Double E’s other owner regarding significant matters. The Partnership accounts for its ownership interest in Double E as an equity method investment because it has significant influence over Double E.

Summarized balance sheet information for Double E follows (amounts represent 100% of investee financial information).

	December 31, 2023	December 31, 2022
	(In thousands)
Current assets	$11,410	$5,121
Noncurrent assets	391,777	403,594
Total assets	$403,187	$408,715

Current liabilities	$6,373	$8,635
Noncurrent liabilities	13,727	9,137
Total liabilities	$20,100	$17,772
Summarized statements of operations information for Double E follows (amounts represent 100% of investee financial information).

	Year Ended December 31, 2023	Year Ended December 31, 2022
	(In thousands)
Total revenues	$42,335	$32,418
Total operating expenses	26,868	25,685
Net income	$15,467	$6,733
At December 31, 2023 and 2022, the Partnership’s carrying amount of its interest in Double E approximated its underlying investment.
Ohio Gathering. The Partnership has investments in OGC and OCC that are collectively referred to as Ohio Gathering. Ohio Gathering owns, operates and is currently developing midstream infrastructure consisting of a liquids-rich natural gas gathering system, a dry natural gas gathering system and a condensate stabilization facility in the Utica Shale in southeastern Ohio. Ohio Gathering provides gathering services pursuant to primarily long-term, fee-based gathering agreements, which include acreage dedications. The Partnership made its initial investment in Ohio Gathering in 2014 and owned approximately 36.5% of OGC and approximately 38.2% of OCC at December 31, 2023 and approximately 37.2% of OGC and approximately 38.2% of OCC at December 31, 2022.
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

	2023	2022
	(In thousands)
Investment in Ohio Gathering, December 31	$210,213	$225,037
December cash distributions	3,950	2,673
Basis difference (1)	190,600	199,263
Investment in Ohio Gathering (Books and records), November 30,	$404,763	$426,973
(1) Amount consists of differences created as a result of equity method impairment charges previously recognized which are being amortized over the remaining average life of the underlying assets.

Summarized balance sheet information for OGC and OCC follows (amounts represent 100% of investee financial information).

	November 30, 2023		November 30, 2022
	OGC	OCC	OGC	OCC
	(In thousands)
Current assets	$42,716	$5,885	$36,062	$5,195
Noncurrent assets	1,131,503	1,104	1,157,530	274
Total assets	$1,174,219	$6,989	$1,193,592	$5,469

Current liabilities	$6,174	$3,736	$6,942	$3,588
Noncurrent liabilities	14,088	1,149	13,380	3,096
Total liabilities	$20,262	$4,885	$20,322	$6,684
Summarized statements of operations information for OGC and OCC follows (amounts represent 100% of investee financial information).

	Twelve Months Ended November 30, 2023		Twelve Months Ended November 30, 2022
	OGC	OCC	OGC	OCC
	(In thousands)
Total revenues	$138,707	$15,603	$113,317	$13,340
Total operating expenses	99,770	12,285	106,369	12,786
Net income	38,937	3,318	6,948	554
8. DEFERRED REVENUE
The balances in deferred revenue as of December 31, 2023 and 2022 are primarily related to contributions in aid of construction which will be recognized as revenue over the life of the contract. An update of current deferred revenue is as follows.

(In thousands)
Current deferred revenue, January 1, 2023	$9,054
Additions	10,970
Less: revenue recognized and other	(9,828)
Current deferred revenue, December 31, 2023	$10,196
An update of noncurrent deferred revenue follows.

(In thousands)
Noncurrent deferred revenue, January 1, 2023	$37,694
Additions	2,951
Less: reclassification to current deferred revenue and other	(10,560)
Noncurrent deferred revenue, December 31, 2023	$30,085

9. DEBT
Debt for the Partnership at December 31, 2023 and 2022 follows.

	December 31, 2023	December 31, 2022
	(In thousands)
ABL Facility: Summit Holdings’ asset based credit facility due May 1, 2026	$313,000	$330,000
Permian Transmission Term Loan: Permian Transmission’ variable rate senior secured term loan due January 2028	144,846	155,353
2026 Unsecured Notes: 12.00% senior unsecured notes due October 15, 2026	209,510	—
2025 Senior Notes: 5.75% senior unsecured notes due April 15, 2025	49,783	259,463
2026 Secured Notes: 8.50% senior second lien notes due October 15, 2026	785,000	785,000
Less: unamortized debt discount and debt issuance costs	(31,449)	(39,454)
Total debt, net of unamortized debt discount and debt issuance costs	1,470,690	1,490,362
Less: current portion of Permian Transmission Term Loan	(15,524)	(10,507)
Total long-term debt	$1,455,166	$1,479,855

The aggregate amount of Partnership’s debt maturing during each of the years after December 31, 2023 are as follows (in thousands):

2024	$15,524
2025	66,363
2026	1,324,477
2027	17,769
2028	78,006
Thereafter	—
Total debt	$1,502,139
ABL Facility. On November 2, 2021, the Partnership, the Partnership’s subsidiary, Summit Holdings, and the subsidiaries of
Summit Holdings party thereto entered into a first-lien, senior secured credit facility, consisting of a $400.0 million asset-based revolving credit facility (the “ABL Facility”), subject to a borrowing base comprised of a percentage of eligible accounts receivable of Summit Holdings and its subsidiaries that guarantee the ABL Facility (collectively, the “ABL Facility Subsidiary Guarantors”) and a percentage of eligible above-ground fixed assets including eligible compression units, processing plants, compression stations and related equipment of Summit Holdings and the ABL Facility Subsidiary Guarantors. As of December 31, 2023, the most recent borrowing base determination of eligible assets totaled $723.2 million, an amount greater than the $400.0 million of aggregate lending commitments.
As of December 31, 2023, the applicable margin under the adjusted term SOFR borrowings was 3.25%, the interest rate was 8.71% and the unused portion of the ABL Facility totaled $82.7 million after giving effect to the issuance of $4.3 million in outstanding but undrawn irrevocable standby letters of credit.
On November 16, 2023, the Partnership amended the ABL Facility to, among other things, permit the 2023 Exchange Transactions, address springing borrowing base reserves in relation to the outstanding principal amount of the 2025 Senior Notes and amend the Interest Coverage Ratio (as defined in the ABL Agreement) covenant to 1.75x through the end of 2024 and 1.90x thereafter.
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
The ABL Facility will mature on May 1, 2026; provided that if the outstanding amount of the 2025 Senior Notes (or any permitted refinancing indebtedness in respect thereof that has a final maturity, scheduled amortization or any other scheduled repayment, mandatory prepayment, mandatory redemption or sinking fund obligation prior to the date that is 120 days after the Termination Date (as defined in the ABL Agreement)) on such date equals or exceeds $50.0 million, then the ABL Facility will mature on December 13, 2024. As of December 31, 2023, the outstanding balance of the 2025 Senior Notes was $49.8 million.

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
The ABL Facility requires that Summit Holdings not permit (i) the First Lien Net Leverage Ratio (as defined in the ABL Agreement) as of the last day of any fiscal quarter to be greater than 2.50:1.00, or (ii) the Interest Coverage Ratio (as defined in the ABL Agreement) as of the last day of any fiscal quarter to be less than 1.75:1.00 through the end of 2024 or less than 1.90:1.00 thereafter. As of December 31, 2023, the First Lien Net Leverage Ratio was 1.22:1.00 and the Interest Coverage Ratio was 1.93:1.00 and the Partnership was in compliance with the financial covenants of the ABL Facility.
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
Permian Transmission Credit Facilities. On March 8, 2021 (the “Permian Closing Date”), the Partnership’s unrestricted subsidiary, Permian Transmission, entered into a Credit Agreement which allows for $175.0 million of senior secured credit facilities, including a $160.0 million Term Loan Facility and a $15.0 million Working Capital Facility. The Permian Transmission Credit Facilities can be used to finance Permian Transmission’s capital calls associated with its investment in Double E, debt service and other general corporate purposes. Unexpended proceeds from draws on the Permian Transmission Credit Facilities are classified as restricted cash on the accompanying unaudited condensed consolidated balance sheets.
On June 27, 2023, we amended the Permian Transmission Credit Facilities to, among other things, transition the LIBOR based interest rates under the Permian Transmission Credit Facilities to term SOFR.
As of December 31, 2023, the applicable margin under adjusted term SOFR borrowings was 2.475%, the interest rate was 7.79% and the unused portion of the Permian Transmission Credit Facilities totaled $4.5 million, subject to a commitment fee of 0.7% after giving effect to the issuance of $10.5 million in outstanding but undrawn irrevocable standby letters of credit. Summit Permian Transmission, LLC entered into interest rate hedges with notional amounts representing approximately 90% of the Permian Term Loan facility at a fixed SOFR rate of 1.23%. As of December 31, 2023, the Partnership was in compliance with the financial covenants of the Permian Transmission Credit Facilities.
Permian Transmission Term Loan. As described above, in January 2022, the Permian Term Loan Facility was converted into a Term Loan (the “Permian Transmission Term Loan”). The Permian Transmission Term Loan is due January 2028. As of December 31, 2023, the applicable margin under adjusted term SOFR borrowings was 2.475% and the interest rate was 7.79%. As of December 31, 2023, the Partnership was in compliance with the financial covenants governing the Permian Transmission Term Loan.

In accordance with the terms of the Permian Transmission Term Loan, Permian Transmission is required to make mandatory principal repayments. Below is a summary of the remaining mandatory principal repayments as of December 31, 2023:

(In thousands)	Total	2024	2025	2026	2027	2028
Amortizing principal repayments	$144,846	$15,524	$16,580	$16,967	$17,769	$78,006
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
2026 Secured Notes Indenture.
The Co-Issuers issued the 2026 Secured Notes pursuant to an indenture (the “2026 Secured Notes Indenture”), dated as of November 2, 2021, by and among the Co-Issuers, the Partnership, any other Restricted Subsidiary (as defined in the 2026 Secured Notes Indenture) of the Partnership that provides a Notes Guarantee (as defined in the 2026 Secured Notes Indenture) and Regions Bank, as trustee (the “2026 Secured Notes Trustee”) and collateral agent, setting forth specific terms applicable to the 2026 Secured Notes.
At any time prior to October 15, 2023, the Co-Issuers could have on any one or more occasions redeemed up to 35% of the aggregate principal amount of the 2026 Secured Notes (including any additional notes) issued under the 2026 Secured Notes Indenture at a redemption price of 108.5% of the principal amount of the 2026 Secured Notes, plus accrued and unpaid interest, if any, to, but not including, the redemption date, in an amount not greater than the net cash proceeds of certain equity offerings by the Partnership, provided that: (i) at least 65% of the initial aggregate principal amount of the 2026 Secured Notes (including any additional notes) remains outstanding immediately after the occurrence of such redemption (excluding notes held by the Partnership and its subsidiaries); and (ii) the redemption occurs within 180 days of the date of the closing of each such equity offering by the Partnership. On and after October 15, 2023, the Co-Issuers may redeem all or part of the 2026 Secured Notes at redemption prices (expressed as percentages of principal amount) equal to: (a) 104.250% for the twelve-month period beginning October 15, 2023; (b) 102.125% for the twelve-month period beginning October 15, 2024; and (c) 100.000% for the twelve-month period beginning on October 15, 2025 and at any time thereafter, in each case plus accrued and unpaid interest, if any, to, but not including, the redemption date. In certain circumstances, the Co-Issuers will be required to offer to purchase the 2026 Secured Notes with excess proceeds from asset sales, excess cash flow and upon the occurrence of certain change of control events.
The 2026 Secured Notes Indenture restricts the Partnership’s and its Restricted Subsidiaries’ ability and the ability of certain of their subsidiaries to: (i) incur additional debt or issue preferred stock; (ii) make distributions, repurchase equity or redeem junior lien, unsecured or subordinated debt; (iii) make payments on junior lien, unsecured or subordinated indebtedness; (iv) create liens or other encumbrances; (v) make investments, loans or other guarantees; (vi) engage in transactions with affiliates; and (viii) make acquisitions or merge or consolidate with another entity. These covenants are subject both to a number of important exceptions and qualifications. At any time when the 2026 Secured Notes are rated investment grade by at least two of Moody’s Investors Service, Inc., Standard & Poor’s Ratings Services or Fitch Ratings, Inc., many of these covenants will terminate. As of December 31, 2023, the Partnership was in compliance with the financial covenants of the 2026 Secured Notes.
The 2026 Secured Notes Indenture contains certain events of default customary for instruments of this type.
In the case of an event of default arising from certain events of bankruptcy, insolvency or reorganization with respect to either Co-Issuer, the Partnership, and certain significant subsidiaries of the Partnership, all outstanding Notes will become due and payable immediately without further action or notice. If any other event of default occurs and is continuing, the 2026 Secured Notes Trustee or the holders of at least 25% in principal amount of the then outstanding Notes may declare all the 2026 Secured Notes to be due and payable immediately.

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
Generally, if the Partnership does not offer to purchase designated annual amounts of its 2026 Secured Notes or reduce its first lien capacity under the 2026 Secured Notes Indenture per annum from 2023 through 2025, the interest rate on the 2026 Secured Notes is subject to certain rate escalations. Per the terms of the 2026 Secured Notes Indenture, the designated amounts are to offer to purchase $50.0 million aggregate principal amount of the 2026 Secured Notes by April 1, 2023, otherwise the interest rate shall automatically increase by 50 basis points per annum; $100.0 million aggregate principal amount of the 2026 Secured Notes by April 1, 2024, otherwise the interest rate shall automatically increase by 100 basis points per annum (minus any amount previously increased); and $200.0 million aggregate principal amount of the 2026 Secured Notes by April 1, 2025, otherwise the interest rate shall automatically increase by 200 basis points per annum (minus any amount previously increased). The Partnership does not anticipate making offers to purchase in the designated amount for the fiscal year ended 2023, and, as a result, the interest rate on the 2026 Secured Notes will increase an incremental 50 basis points to 9.50% effective April 1, 2024, resulting in an incremental increase in annual interest expense of approximately $3.9 million.
To the extent the Partnership makes an offer to purchase, and the offer is not fully accepted by the holders of the 2026 Secured Notes, the Partnership may use any remaining amount not accepted for any purpose not prohibited by the 2026 Secured Notes Indenture or the ABL Facility.
2026 Unsecured Notes. In November 2023, the Co-Issuers issued a total of $209.5 million aggregate principal amount of 2026 Unsecured Notes in exchange for $180.0 million aggregate principal amount of the 2025 Senior Notes and $29.5 million in cash. The cash raised was used to repurchase $29.7 million aggregate principal amount of the remaining 2025 Senior Notes that were not exchanged. The Partnership pays interest on the 2026 Unsecured Notes semi-annually in cash in arrears on April 15 and October 15 of each year. The 2026 Unsecured Notes are senior, unsecured obligations and rank equally in right of payment with all of the Partnership’s existing and future senior obligations. The 2026 Unsecured Notes are effectively subordinated in right of payment to all of the Partnership’s secured indebtedness, to the extent of the collateral securing such indebtedness.
The Co-Issuers have the right to redeem all or part of the 2026 Unsecured Notes at a redemption price of (a) on or before April 15, 2025, 101.000%, and (b) after April 15, 2025, 102.000%, plus accrued and unpaid interest, if any, to, but not including, the redemption date.
As December 31, 2023, the Partnership was in compliance with the financial covenants of the 2026 Unsecured Notes. The 2026 Unsecured Notes will mature on October 15, 2026.
2026 Unsecured Notes Indenture.
The Co-Issuers issued the 2026 Secured Notes pursuant to an indenture (the “2026 Unsecured Notes Indenture”), dated as of November 21, 2023, by and among the Co-Issuers, the guarantors party thereto and Regions Bank, as trustee (the “2026 Unsecured Notes Trustee”), setting forth specific terms applicable to the 2026 Unsecured Notes.
The indenture governing the 2026 Unsecured Notes restricts the Partnership’s and the Co-Issuers’ ability and the ability of certain of their subsidiaries to: (i) incur additional debt or issue preferred stock; (ii) make distributions, repurchase equity or redeem subordinated debt; (iii) make payments on subordinated indebtedness; (iv) create liens or other encumbrances; (v) make investments, loans or other guarantees; (vi) sell or otherwise dispose of a portion of their assets; (vii) engage in transactions with affiliates; and (viii) make acquisitions or merge or consolidate with another entity. These covenants are subject both to a number of important exceptions and qualifications. At any time when the 2026 Unsecured Notes are rated investment grade by Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services and no Default or Event of Default (each as defined in the indenture governing the 2026 Unsecured Notes) has occurred and is continuing, many of these covenants will terminate.

The indenture governing the 2026 Unsecured Notes provides that each of the following is an Event of Default: (i) default for 30 days in the payment when due of interest on the 2026 Unsecured Notes; (ii) default in payment when due of the principal of, or premium, if any, on the 2026 Unsecured Notes; (iii) failure by the Co-Issuers or the Partnership to comply with certain covenants relating to merger, consolidation, sale of assets, change of control or asset sales; (iv) failure by the Partnership for 180 days after notice to comply with certain covenants relating to the filing of annual, quarterly and current reports with the SEC; (v) failure by the Co-Issuers or the Partnership for 30 days after notice to comply with any of the other agreements in the indenture governing the 2026 Unsecured Notes; (vi) default under any mortgage, indenture or instrument under which there may be issued or by which there may be secured or evidenced any indebtedness for money borrowed by the Partnership or any of its restricted subsidiaries (or the payment of which is guaranteed by the Partnership or any of its restricted subsidiaries) if that default: (a) is caused by a failure to pay principal of, or interest or premium, if any, on such indebtedness prior to the expiration of the grace period provided in such indebtedness (a “Payment Default”); or (b) results in the acceleration of such indebtedness prior to its stated maturity, and, in each case, the principal amount of any such indebtedness, together with the principal amount of any other such indebtedness under which there has been a Payment Default or the maturity of which has been so accelerated, aggregates $75.0 million or more; (vii) failure by the Partnership or any of its restricted subsidiaries to pay final judgments aggregating in excess of $75.0 million, which judgments are not paid, discharged or stayed for a period of 60 days; (viii) except as permitted by the indenture governing the 2026 Unsecured Notes, any guarantee shall be held in any judicial proceeding to be unenforceable or invalid or shall cease for any reason to be in full force and effect or any Guarantor, or any person acting on behalf of any Guarantor, shall deny or disaffirm its obligations under its guarantee of the 2026 Unsecured Notes; and (ix) certain events of bankruptcy, insolvency or reorganization described in the indenture governing the 2026 Unsecured Notes with respect to the Co-Issuers, the Partnership or any of the Partnership’s restricted subsidiaries that is a significant subsidiary or any group of the Partnership’s restricted subsidiaries that, taken as a whole, would constitute a significant subsidiary of the Partnership.
In the case of an Event of Default arising from certain events of bankruptcy, insolvency or reorganization with respect to either Co-Issuer, the Partnership, any of the Partnership’s restricted subsidiaries that is a significant subsidiary or any group of the Partnership’s restricted subsidiaries that, taken as a whole, would constitute a significant subsidiary, all outstanding 2026 Unsecured Notes will become due and payable immediately without further action or notice. If any other Event of Default occurs and is continuing, the 2026 Unsecured Notes Trustee or the holders of at least 25% in principal amount of the then outstanding 2026 Unsecured Notes may declare all the 2026 Unsecured Notes to be due and payable immediately.
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
The Co-Issuers have the right to redeem all or part of the 2025 Senior Notes at a redemption price of 100.00%, plus accrued and unpaid interest, if any, to, but not including, the redemption date.
As discussed above, in November, 2023, the Partnership exchanged $180.0 million aggregate principal amount of the 2025 Senior Notes and repurchased $29.7 million aggregate principal amount of the remaining 2025 Senior Notes that were not exchanged. As of December 31, 2023, the outstanding balance of the 2025 Senior Notes was $49.8 million.
As of December 31, 2023, the Partnership was in compliance with the financial covenants of the 2025 Senior Notes. The 2025 Senior Notes will mature on April 15, 2025.
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
As of December 31, 2023, the Partnership has recognized (i) a current liability for remediation effort expenditures expected to be incurred within the next 12 months and (ii) a noncurrent liability for estimated remediation expenditures expected to be incurred subsequent to December 31, 2024. Each of these amounts represent the Partnership’s best estimate for costs expected to be incurred. Neither of these amounts have been discounted to their present value.

An update of the Partnership’s undiscounted accrued environmental remediation is as follows and is primarily related to the 2015 Blacktail Release and other environmental remediation activities, as described below.

(In thousands)
Accrued environmental remediation, December 31, 2021	$5,606
Payments made	(2,746)
Additional accruals	845
Accrued environmental remediation, December 31, 2022	$3,705
Payments made	(641)
Changes in estimates	(127)
Accrued environmental remediation, December 31, 2023	$2,937
In 2015, the Partnership learned of the rupture of a four-inch produced water gathering pipeline on the Meadowlark Midstream system near Williston, North Dakota (“2015 Blacktail Release”). On August 4, 2021, subsidiaries of the Partnership entered into the following agreements to resolve the U.S. federal and North Dakota state governments’ environmental claims with respect to the 2015 Blacktail Release: (i) a Consent Decree with the U.S. Department of Justice (“DOJ”), the U.S. Environmental Protection Agency (“EPA”), and the State of North Dakota (“Consent Decree”); (ii) a Plea Agreement with the United States (“Plea Agreement”); and (iii) a Consent Agreement with the North Dakota Industrial Commission (“Consent Agreement” together with the Consent Decree and Plea Agreement, the “Global Settlement”). As of December 31, 2023 and 2022, the accrued loss liability for the 2015 Blacktail Release was $21.7 million and $28.3 million, respectively, and are recorded within Other noncurrent liabilities and Accrued settlements payable within the consolidated balance sheets.
Key terms of the Global Settlement included (i) payment of penalties and fines totaling $36.3 million, consisting of $1.25 million in natural resource damages payable to federal and state governments, a $25.0 million payable to the federal government over five years, and a $10.0 million payable to state governments over, for the federal and state civil amounts six years, and, for the federal criminal amounts, five years, with interest applied to unpaid amounts accruing at, for the federal and state civil amounts, a fixed rate of 3.25%, and, for the federal criminal amounts, a variable rate set by statute, and of which $6.7 million is expected to be paid within the next twelve months; (ii) continuation of remediation efforts at the site of the 2015 Blacktail Release; (iii) other injunctive relief including but not limited to control room management, environmental management system audit, training, and reporting; (iv) guilty pleas by Defendant subsidiary for (a) one charge of negligent discharge of a harmful quantity of oil and (b) one charge of knowing failure to immediately report a discharge of oil; and (v) organizational probation for a minimum period of three years from sentencing on December 6, 2021, including payment in full of certain components of the fines and penalty amounts. The agreements comprising the Global Settlement were subject to the approval of the U.S. District Court for the District of North Dakota (the “U.S. District Court”). The U.S. District Court entered an order making the civil components of the Global Settlement effective on September 28, 2021 and accepted the sentencing in the Plea Agreement on December 6, 2021, completing approval of the Global Settlement.
Subsidiaries of the Partnership are also participating in two proceedings before the EPA as a result of the Plea Agreement becoming effective. Following the U.S. District Court’s entering judgment on Defendant subsidiary’s guilty plea to one count of negligent discharge of produced water in violation of the Clean Water Act, Defendant subsidiary was statutorily debarred by operation of law pursuant to 33 U.S.C. § 1368(a) to participate in federal awards performed at the “violating facility,” which EPA determined to be the Marmon subsystem of the produced water gathering system in North Dakota. The scope and effect of the debarment as defined did not materially affect the Partnership’s operations. Defendant has submitted a petition for reinstatement, which was denied by the EPA’s suspension and debarment office (“SDO”) on July 11, 2022. The SDO determined that the term of probation in the Plea Agreement was the appropriate period of time to demonstrate Defendant subsidiary’s change of corporate attitude, policies, practices, and procedures. The Partnership and certain subsidiaries have also received a show cause notice from the EPA requesting us to “show cause” why SDO should not issue a Notice of Proposed Debarment to the Defendant subsidiary and certain affiliates under 2 C.F.R. § 180.800(d), to which we have responded, and in which proceeding no further developments have occurred.
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
A summary of the estimated fair value of the Partnership’s debt financial instruments follows.

	December 31, 2023		December 31, 2022
	Carrying Value (1)	Estimated fair value (Level 2)	Carrying Value (1)	Estimated fair value (Level 2)
	(in thousands)
2025 Senior Notes	$49,783	$48,414	$259,463	$221,733
2026 Secured Notes	$785,000	$778,131	$785,000	$750,983
2026 Unsecured Notes	$209,510	$203,225	$—	$—
(1) Excludes applicable unamortized debt issuance costs and debt discounts.
The carrying value on the balance sheets of the ABL Facility and Permian Transmission Term Loan represent their fair value due to its floating interest rate. The fair value for the 2026 Unsecured Notes, 2026 Secured Notes and 2025 Senior Notes is based on an average of nonbinding broker quotes as of December 31, 2023 and 2022. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value of the Senior Notes.
Deferred earn-out. As a result of the acquisition of Sterling DJ, the Partnership assumed a deferred earn-out liability, which is remeasured each reporting period. As of December 31, 2023 and 2022, the estimated fair value of the deferred earn-out liability was $5.1 million and $5.2 million and was estimated using a discounted cash flow technique based on estimated future fresh water deliveries and appropriate discount rates, and the balances are recorded within other noncurrent liabilities on the consolidated balance sheets. Given the unobservable nature of the inputs, the fair value measurement of the deferred earn-out is deemed to use Level 3 inputs. The deferred earn-out sits within Centennial Water Pipelines LLC, one of the Partnership’s unrestricted subsidiaries.
Interest Rate Swaps. In connection with the Permian Transmission Term Loan, formerly the Permian Transmission Credit Facilities, the Partnership entered into amortizing interest rate swap agreements. As of December 31, 2023 and 2022, the outstanding notional amount of interest rate swaps was $130.4 million and $139.8 million, respectively. These interest rate swaps manage exposure to variability in expected cash flows attributable to interest rate risk. Interest rate swaps convert a portion of the Partnership’s variable rate debt to fixed rate debt. The Partnership chooses counterparties for its derivative instruments that it believes are creditworthy at the time the transactions are entered into, and the Partnership actively monitors the creditworthiness where applicable. However, there can be no assurance that a counterparty will be able to meet its obligations to the Partnership. The Partnership presents its derivative positions on a gross basis and does not net the asset and liability positions. During 2023, the Partnership amended its interest rate swap agreements to, among other things, replace its LIBOR based terms with a SOFR rate terms.
As of December 31, 2023 and 2022, the Partnership’s interest rate swap agreements had a fair value of $11.9 million and $15.2 million, respectively, and are recorded within other noncurrent assets within the consolidated balance sheets. The derivative instruments’ fair value are determined using level 2 inputs from the fair value hierarchy.
12. PARTNERS' CAPITAL AND MEZZANINE CAPITAL
Common Units. An update on the number of common units is as follows for the period from December 31, 2021 to December 31, 2023.

Common Units
December 31, 2021	7,169,834
2022 Preferred Exchange Offer, net of units withheld for taxes	2,853,875
Common units issued for SMLP LTIP, net	159,054
December 31, 2022	10,182,763
Common units issued for SMLP LTIP, net	193,426
December 31, 2023	10,376,189
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
The initial distribution rate for the Series A Preferred Units is 9.50% per annum of the $1,000 liquidation preference per Series A Preferred Unit. On and after December 15, 2022, distributions on the Series A Preferred Units will accumulate for each distribution period at a percentage of the liquidation preference equal to the three-month LIBOR plus a spread of 7.43%. During the fourth quarter of 2023, distributions on the Series A Preferred Units began to accumulate at a rate equal to the three-month SOFR plus a spread of 7.69%. The floating rate established on December 15, 2023 for the period ending March 31, 2024 was 13.1%.
The Partnership suspended its distributions to be paid to holders of its Series A Preferred Units, commencing with respect to the quarter ending March 31, 2020. As of December 31, 2023, the amount of accrued and unpaid distributions on the Series A Preferred Units was $33.0 million.
A rollforward of the number of outstanding Series A Preferred Units follows for the period from December 31, 2021 to December 31, 2023.

Series A Preferred Units
December 31, 2021	143,447
2022 Preferred Exchange Offer	(77,939)
December 31, 2022	65,508
2023 activity	—
December 31, 2023	65,508
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
The Partnership records its Subsidiary Series A Preferred Units at fair value upon issuance, net of issuance costs, and subsequently records an effective interest method accretion amount each reporting period to accrete the carrying value to a most probable redemption value that is based on a predetermined internal rate of return measure. The Partnership also elected to make PIK distributions to holders of the Subsidiary Series A Preferred Units during portions of the year ended December 31, 2022, which increase the liquidation preference on each Subsidiary Series A Preferred Unit. Ultimately, Net Income (Loss) Attributable to common limited partners includes adjustments for PIK distributions and redemption accretion. During the year ended December 31, 2022, the Partnership issued 1,600 Subsidiary Series A Preferred Units, through PIK transactions. The Partnership did not make any PIK distributions during the year ended December 31, 2023. As of December 31, 2023 and 2022, the Partnership had 93,039 Subsidiary Series A Preferred Units outstanding.
If the Subsidiary Series A Preferred Units were redeemed on December 31, 2023, the redemption amount would be $125.5 million, when considering the applicable multiple of invested capital metric and make-whole amount provisions contained in the Amended and Restated Limited Liability Company Agreement of Permian Holdco.
The following table shows the change in the Partnership’s Subsidiary Series A Preferred Unit balance from January 1, 2022 through December 31, 2023, net of $1.7 million and $2.2 million of unamortized issuance costs at December 31, 2023 and December 31, 2022, respectively:

(in thousands)
Balance at January 1, 2022	$106,325
PIK distributions	1,600
Redemption accretion, net of issuance cost amortization	15,544
Cash distribution (includes $1.6 million distributions payable as of December 31, 2022)	(4,885)
Balance at December 31, 2022	$118,584
Redemption accretion, net of issuance cost amortization	12,581
Cash distribution (includes $1.6 million distributions payable as of December 31, 2023)	(6,513)
Balance at December 31, 2023	$124,652
Cash Distribution Policy. The Partnership suspended its cash distributions to holders of its common units and Series A Preferred Units, commencing with respect to the quarter ending March 31, 2020. Upon the resumption of distributions, the Partnership Agreement requires that it distribute all available cash, subject to reserves established by its General Partner, within 45 days after the end of each quarter to unitholders of record on the applicable record date. The amount of distributions paid under this policy is subject to fluctuations based on the amount of cash the Partnership generates from its business and the decision to make any distribution is determined by the General Partner, taking into consideration the terms of the Partnership Agreement.
13. EARNINGS PER UNIT
The following table details the components of EPU.

	Year ended December 31,
	2023	2022
	(In thousands, except per-unit amounts)
Numerator for basic and diluted EPU:
Allocation of net loss among limited partner interests:
Net loss	$(38,947)	$(123,461)
Less: Net income attributable to Subsidiary Series A Preferred Units	(12,581)	(17,144)
Net loss attributable Summit Midstream Partners, LP	(51,528)	(140,605)

Less: Net income attributable to Series A Preferred Unit	(11,566)	(8,048)
Add: Deemed capital contribution	—	20,974
Net loss attributable to common limited partners	$(63,094)	$(127,679)

Denominator for basic and diluted EPU:
Weighted-average common units outstanding – basic	10,334	10,048
Effect of nonvested phantom units	—	—
Weighted-average common units outstanding – diluted	10,334	10,048

Net Loss per limited partner unit:
Common unit – basic	$(6.11)	$(12.71)
Common unit – diluted	$(6.11)	$(12.71)

Nonvested anti-dilutive phantom units excluded from the calculation of diluted EPU	245	177

14. SUPPLEMENTAL CASH FLOW INFORMATION

	Year ended December 31,
	2023	2022
	(In thousands)
Supplemental cash flow information:
Cash interest paid	$127,022	$89,472
Cash paid for taxes	15	149

Noncash investing and financing activities:
Capital expenditures in trade accounts payable (period-end accruals)	$11,612	$6,724
2025 Senior Notes Exchange	180,030	—
Accretion of Subsidiary Series A Preferred Units	12,581	15,544
Right-of-use assets acquired in connection with Sterling DJ acquisition	—	9,865
2022 Preferred Exchange Offer	—	92,587
15. UNIT-BASED AND NONCASH COMPENSATION
SMLP Long-Term Incentive Plan. The Partnership’s Long-Term Incentive Plan (“SMLP LTIP”) provides for equity awards to eligible officers, employees, consultants and directors of the Partnership, thereby linking the recipients' compensation directly to SMLP’s performance. The SMLP LTIP provides for the granting, from time to time, of unit-based awards, including common units, restricted units, phantom units, unit options, unit appreciation rights, distribution equivalent rights, profits interest units and other unit-based awards. Grants are made at the discretion of the Board of Directors or Compensation

Committee. Initially, a total of 1.0 million common units was reserved for issuance pursuant to and in accordance with the SMLP LTIP. On June 24, 2022 unitholders of the Partnership approved the Summit Midstream Partners, LP 2022 Long-Term Incentive Plan, which increased the number of common units available for issuance to the Partnership’s employees, consultants and directors. As of December 31, 2023, approximately 0.5 million common units remained available for future issuance under the SMLP LTIP, which includes the impact of 0.7 million granted but unvested phantom units.
Significant items for the year ended December 31, 2023:
•For the year ended December 31, 2023, the Partnership granted 212,893 phantom units and associated distribution equivalent rights to employees. These awards granted during the year ended December 31, 2023 had a fair values of $16.00 per common unit and vest ratably over a three-year period.
•For the year ended December 31, 2023, the Partnership granted 110,478 performance-based phantom units and associated distribution equivalent rights to certain members of management in connection with the Partnership’s annual incentive compensation award cycle. The grant date fair value of these awards total $2.2 million.
•For the year ended December 31, 2023, the Partnership issued 38,100 common units to the Partnership’s six independent directors in connection with their annual compensation plan. These awards had a grant date fair value of $16.00 per common unit and vested immediately.
The following table presents phantom unit activity for the periods presented:

	Units	Weighted-average grant date fair value
Nonvested phantom units, December 31, 2021	333,779	$21.78
Phantom units granted	509,631	17.70
Phantom units vested	(229,551)	23.61
Phantom units forfeited	(8,717)	22.53
Nonvested phantom units, December 31, 2022	605,142	17.62
Phantom units granted	323,371	17.29
Phantom units vested	(236,154)	15.69
Phantom units forfeited	(3,892)	20.50
Nonvested phantom units, December 31, 2023	688,467	$17.69
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
The intrinsic value of phantom units that vested during the years ended December 31, follows.

	Year ended December 31,
	2023	2022
	(In thousands)
Intrinsic value of vested LTIP awards	$3,758	$5,420
As of December 31, 2023, the unrecognized unit-based compensation related to the SMLP LTIP was $5.9 million. Incremental unit-based compensation will be recorded over the remaining weighted-average vesting period of approximately 0.98 years.
Unit-based compensation recognized in general and administrative expense related to awards under the SMLP LTIP follows.

	Year ended December 31,
	2023	2022
	(In thousands)
SMLP LTIP unit-based compensation	$6,566	$3,778

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
The rate implicit in the lease contracts are not readily determinable. In determining the discount rate used for lease liabilities, the Partnership analyzed certain factors in its incremental borrowing rate, including collateral assumptions and the term used. The Partnership’s incremental borrowing rate was 6.43% at December 31, 2023, which reflects the rate at which the Partnership could borrow a similar amount, for a similar term and with similar collateral as in the lease contracts at the commencement date.
ROU assets (included in the other noncurrent assets caption on the Partnership’s consolidated balance sheet) and lease liabilities (included in the Other current liabilities and Other noncurrent liabilities captions on the Partnership’s consolidated balance sheet) follow:

	December 31, 2023	December 31, 2022
	(In thousands)

ROU assets
Operating	$10,352	$11,633
Finance	2,400	1,389
	$12,752	$13,022
Lease liabilities, current
Operating	$3,341	$2,570
Finance	870	435
	$4,211	$3,005
Lease liabilities, noncurrent
Operating	$7,360	$9,672
Finance	1,197	679
	$8,557	$10,351

Lease cost and Other information follow:

	Year ended December 31,
	2023	2022
	(In thousands)
Lease cost
Finance lease cost:
Amortization of ROU assets (included in depreciation and amortization)	$686	$673
Interest on lease liabilities (included in interest expense)	62	18
Operating lease cost (included in general and administrative expense)	1,999	1,815
	$2,747	$2,506

	Year ended December 31,
	2023	2022
	(In thousands)
Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$3,975	$1,732
Operating cash outflows from finance leases	62	18
Financing cash outflows from finance leases	610	330
ROU assets obtained in exchange for new operating lease liabilities	3,516	9,865
ROU assets obtained in exchange for new finance lease liabilities	1,238	1,298
Weighted-average remaining lease term (years) - operating leases	3.6	4.7
Weighted-average remaining lease term (years) - finance leases	2.5	2.4
Weighted-average discount rate - operating leases	6%	6%
Weighted-average discount rate - finance leases	5%	3%
The Partnership recognizes total lease expense incurred or allocated to us in general and administrative expenses. Lease expense related to operating leases, including lease expense incurred on the Partnership’s behalf and allocated to us, was as follows:

	Year ended December 31,
	2023	2022
	(In thousands)
Lease expense	$5,898	$3,162
Future minimum lease payments due under noncancelable leases at December 31, 2023, were as follows:

	December 31, 2023
	(In thousands)
	Operating	Finance
2024	$4,067	$870
2025	3,573	736
2026	2,468	374
2027	2,074	87
2028	61	—
2029	27	—
Thereafter	330	—
Total future minimum lease payments	$12,600	$2,067

17. SEGMENT INFORMATION
As of December 31, 2023, the Partnership’s current reportable segments are:
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
Assets by reportable segment follow.

	December 31,
	2023	2022
	(in thousands)
Assets:
Northeast	$573,663	$591,091
Rockies	904,974	886,629
Permian	291,073	298,906
Piceance	431,687	475,719
Barnett	281,861	295,473
Total reportable segment assets	2,483,258	2,547,818
Corporate and Other	10,940	12,146
Total assets	$2,494,198	$2,559,964

Revenues by reportable segment follow.

	Year ended December 31,
	2023	2022
	(In thousands)
Revenues:
Northeast	$63,805	$54,392
Rockies	255,031	143,603
Permian	3,570	25,151
Piceance	91,417	93,349
Barnett	45,117	52,096
Total reportable segments revenue	458,940	368,591
Corporate and Other	(37)	1,003
Total revenues	$458,903	$369,594
Counterparties accounting for a significant portion of total revenues were as follows:

	Year ended December 31,
	2023	2022
Percentage of total revenues:
Counterparty A - Piceance	10%	13%
Counterparty B - Rockies	13%	*
________________________________________________________
* Less than 10% in the aggregate
Depreciation and amortization, including the amortization expense associated with the Partnership’s favorable and unfavorable gas gathering contracts as reported in other revenues, by reportable segment follow.

	Year ended December 31,
	2023	2022
	(In thousands)
Depreciation and amortization:
Northeast	$17,856	$17,501
Rockies	36,148	30,532
Permian	—	2,736
Piceance	52,014	51,352
Barnett(1)	16,171	16,116
Total reportable segment depreciation and amortization	122,189	118,237
Corporate and Other	1,513	1,756
Total depreciation and amortization	$123,702	$119,993
______________________________________
(1)Includes the amortization expense associated with the Partnership’s favorable and unfavorable gas gathering contracts as reported in Other revenues.
Cash paid for capital expenditures by reportable segment follow.

	Year ended December 31,
	2023	2022
	(In thousands)
Cash paid for capital expenditures:
Northeast	$4,695	$8,743
Rockies	54,969	11,903
Permian	—	1,407
Piceance	4,544	6,116
Barnett	186	366
Total reportable segment capital expenditures	64,394	28,535
Corporate and Other	4,511	1,937
Total cash paid for capital expenditures	$68,905	$30,472
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

Segment adjusted EBITDA by reportable segment follows.

	Year ended December 31,
	2023	2022
	(In thousands)
Reportable segment adjusted EBITDA
Northeast	$94,249	$77,046
Rockies	87,390	57,810
Permian	24,207	18,051
Piceance	59,749	60,055
Barnett	26,171	31,624
Total of reportable segments' measures of profit	$291,766	$244,586
A reconciliation of income or loss before income taxes and income or loss from equity method investees to total of reportable segments' measures of profit or loss follows.

	Year ended December 31,
	2023	2022
	(In thousands)
Reconciliation of loss before income taxes and income from equity method investees to total of reportable segments' measures of profit:
Loss before income taxes and income from equity method investees	$(72,454)	$(141,277)
Add:
Corporate and Other expense	30,758	29,118
Interest expense	140,784	102,459
Loss on early extinguishment of debt	10,934	—
Depreciation and amortization(1)	123,702	119,993
Proportional adjusted EBITDA for equity method investees	61,070	45,419
Adjustments related to capital reimbursement activity	(9,874)	(6,041)
Unit-based and noncash compensation	6,566	3,778
Gain on asset sales, net	(260)	(507)
Long-lived asset impairment	540	91,644
Total of reportable segments' measures of profit	$291,766	$244,586
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
There have been no changes in, or disagreements with, accountants on accounting and financial disclosure matters during the years ended December 31, 2023 and 2022.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to the management of our General Partner, including our General Partner’s principal executive and principal financial officers (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. SMLP’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of SMLP's General Partner, has evaluated the effectiveness of SMLP’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report (the “Evaluation Date”). Based on such evaluation, the Chief Executive Officer and Chief Financial Officer of SMLP's General Partner have concluded that, as of the Evaluation Date, SMLP’s disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
There have not been any changes in SMLP’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter of 2023 that have materially affected, or are reasonably likely to materially affect, SMLP's internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
Our General Partner is responsible for establishing and maintaining adequate internal control over financial reporting for the Partnership. With our participation, an evaluation of the effectiveness of our internal control over financial reporting was conducted as of December 31, 2023, based on the framework and criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2023.
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

/s/ WILLIAM J. MAULT
William J. Mault
Executive Vice President and Chief Financial Officer, Summit Midstream GP, LLC (the General Partner of SMLP)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of Summit Midstream, GP, LLC and the unitholders of Summit Midstream Partners, LP
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Summit Midstream Partners, LP and subsidiaries (the “Partnership”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Partnership and our report dated March 15, 2024, expressed an unqualified opinion on those financial statements based on our audit.
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

/s/ Deloitte & Touche, LLP
Houston, Texas
March 15, 2024

Item 9B. Other Information.
During the three months ended December 31, 2023, no director or officer of the General Partner adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
This information is incorporated by reference to the Partnership’s Proxy Statement for its 2024 Annual Meeting of Limited Partners, which will be filed with the SEC within 120 days of December 31, 2023.
Item 11. Executive Compensation.
This information is incorporated by reference to the Partnership’s Proxy Statement for its 2024 Annual Meeting of Limited Partners, which will be filed with the SEC within 120 days of December 31, 2023.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
This information is incorporated by reference to the Partnership’s Proxy Statement for its 2024 Annual Meeting of Limited Partners, which will be filed with the SEC within 120 days of December 31, 2023.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
This information is incorporated by reference to the Partnership’s Proxy Statement for its 2024 Annual Meeting of Limited Partners, which will be filed with the SEC within 120 days of December 31, 2023.
Item 14. Principal Accounting Fees and Services.
This information is incorporated by reference to the Partnership's Proxy Statement for its 2024 Annual Meeting of Limited Partners, which will be filed with the SEC within 120 days of December 31, 2023.

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
2.1
Purchase Agreement, dated May 3, 2020, by and among Energy Capital Partners II, LP, Energy Capital Partners II-A, LP, Energy Capital Partners II-C (SMLP IP), LP, Energy Capital Partners II-C (Summit IP), LP, Energy Capital Partners II (Summit Co-Invest), LP and Summit Midstream Management, LLC, as contributors, SMP TopCo, LLC and SMLP Holdings, LLC, as sellers, Summit Midstream Partners, LP, as the acquiror, and, solely for certain purposes set forth therein, Summit Midstream Partners GP, LLC (Incorporated herein by reference to Exhibit 2.1 to SMLP's Current Report on Form 8-K dated May 5, 2020 (Commission File No. 001-35666))

2.2
Purchase and Sale Agreement, dated as of June 9, 2022, among Summit Midstream Holdings, LLC as Seller, Longwood Gathering and Disposal Systems, LP as Buyer, and Summit Midstream Partners LP (Incorporated herein by reference to Exhibit 10.1 to SMLP’s Quarterly Report on Form 10-Q for the three months ended June 30, 2022 dated August 5, 2022 (Commission File No. 001-35666))

2.3
Purchase and Sale Agreement between Summit Midstream Holdings, LLC and Steel Reef US Corp. dated September 19, 2022 (Incorporated herein by reference to Exhibit 10.1 to SMLP’s Quarterly Report on Form 10-Q for the three months ended September 30, 2022 dated November 7, 2022 (Commission File No. 001-35666))

2.4
Membership Interest Purchase and Sale Agreement between Summit Midstream Holdings, LLC, Outrigger Energy II LLC and Outrigger DJ Midstream LLC, dated October 14, 2022 (Incorporated herein by reference to Exhibit 2.4 to SMLP’s Annual Report on Form 10-K filed March 1, 2023 (Commission File No. 001-35666))

2.5
Purchase and Sale Agreement between Summit Midstream Holdings, LLC and Sterling Investment Holdings, dated October 14, 2022 (Incorporated herein by reference to Exhibit 2.5 to SMLP’s Annual Report on Form 10-K filed March 1, 2023 (Commission File No. 001-35666))

3.1
Fourth Amended and Restated Agreement of Limited Partnership of Summit Midstream Partners, LP, dated May 28, 2020 (Incorporated herein by reference to Exhibit 3.1 to SMLP’s Current Report on Form 8-K dated June 2, 2020 (Commission File No. 001-35666))

3.2
First Amendment to Fourth Amended and Restated Agreement of Limited Partnership of Summit Midstream Partners, LP, dated February 23, 2023 (Incorporated herein by reference to Exhibit 3.2 to SMLP’s Annual Report on Form 10-K filed March 1, 2023 (Commission File No. 001-35666))

3.3
Second Amended and Restated Limited Liability Company Agreement of Summit Midstream GP, LLC, dated May 28, 2020 (Incorporated herein by reference to Exhibit 3.2 to SMLP's Current Report on Form 8-K filed June 2, 2020 (Commission File No. 001-35666))

3.4
Certificate of Limited Partnership of Summit Midstream Partners, LP (Incorporated herein by reference to Exhibit 3.1 to SMLP's Form S-1 Registration Statement dated August 21, 2012 (Commission File No. 333-183466))

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

10.53	*
Form of Summit Midstream Partners, LP 2012 Long-Term Incentive Plan Grant Award Agreement (Incorporated herein by reference to Exhibit 10.54 to SMLP’s Annual Report on Form 10-K filed February 28, 2022 (Commission File No. 001-35666))

10.54	*
Summit Midstream Partners, LP 2022 Long-Term Incentive Plan (incorporated herein by reference to Appendix B to SMLP’s definitive proxy statement on Schedule 14A filed March 31, 2022 (Commission File No. 001-35666))

10.55	*
Amended and Restated Employment Agreement, effective as of September 4, 2020, by and between Summit Operating Services Company, LLC and Heath Deneke (Incorporated herein by reference to Exhibit 10.2 to SMLP’s Quarterly Report on Form 10-Q for the three months ended March 31, 2022 dated May 5, 2022 (Commission File No. 001-35666))

10.56
Collateral Agreement, dated as of November 14, 2022, by and among Summit Midstream Partners, LP, as a pledgor, Summit Midstream Holdings, LLC and Summit Midstream Finance Corp., as pledgors and grantors, the Subsidiary Guarantors party therein, and Regions Bank, as collateral agent (Incorporated herein by reference to Exhibit 10.1 to SMLP’s Current Report on Form 8-K filed November 15, 2022 (Commission File No. 001-35666))

10.57
Second Lien Pari Passu Intercreditor Agreement, dated as of November 14, 2022, by and among Regions Bank, as the initial second lien representative and the initial second lien collateral agent for the 2021 indenture claimholders, Regions Bank, as additional initial second lien representative and additional initial second lien collateral agent, Summit Midstream Partners, LP, Summit Midstream Holdings, LLC, Summit Midstream Finance Corp., and the other Grantors party thereto (Incorporated herein by reference to Exhibit 10.2 to SMLP’s Current Report on Form 8-K filed November 15, 2022 (Commission File No. 001-35666))

10.58	*
Amended and Restated Employment Agreement, effective as of February 23, 2023, by and between Summit Operating Services Company, LLC and Heath Deneke (Incorporated herein by reference to Exhibit 10.58 to SMLP’s Annual Report on Form 10-K filed March 1, 2023 (Commission File No. 001-35666))

10.59	*
Amended and Restated Employment Agreement, effective as of February 23, 2023, by and between Summit Operating Services Company, LLC and William (Bill) Mault (Incorporated herein by reference to Exhibit 10.59 to SMLP’s Annual Report on Form 10-K filed March 1, 2023 (Commission File No. 001-35666))

10.60	*
Amended and Restated Employment Agreement, effective as of February 23, 2023, by and between Summit Operating Services Company, LLC and James Johnston (Incorporated herein by reference to Exhibit 10.60 to SMLP’s Annual Report on Form 10-K filed March 1, 2023 (Commission File No. 001-35666))

10.61	*
Amended and Restated Employment Agreement, effective as of February 23, 2023, by and between Summit Operating Services Company, LLC and Matthew Sicinski (Incorporated herein by reference to Exhibit 10.61 to SMLP’s Annual Report on Form 10-K filed March 1, 2023 (Commission File No. 001-35666))

10.62	*
Summit Midstream Partners, LP 2022 Long-Term Incentive Plan 2023 LTIP Grant Award Agreement for Performance-based Phantom Units, effective as of February 23, 2023 (Incorporated herein by reference to Exhibit 10.62 to SMLP’s Annual Report on Form 10-K filed March 1, 2023 (Commission File No. 001-35666))

10.63	*
Summit Midstream Partners, LP 2022 Long-Term Incentive Plan 2023 LTIP Grant Award Agreement for Time-based Phantom Units, effective as of February 23, 2023 (Incorporated herein by reference to Exhibit 10.63 to SMLP’s Annual Report on Form 10-K filed March 1, 2023 (Commission File No. 001-35666))

10.64	*
Form of Summit Midstream Partners, LP 2012 Long-Term Incentive Plan 2021 Grant Award Agreement (Incorporated herein by reference to Exhibit 10.64 to SMLP’s Annual Report on Form 10-K filed March 1, 2023 (Commission File No. 001-35666))

10.65	*
Form of Summit Midstream Partners, LP 2022 Long-Term Incentive Plan Director Unit Agreement (Incorporated herein by reference to Exhibit 10.65 to SMLP’s Annual Report on Form 10-K filed March 1, 2023 (Commission File No. 001-35666))

10.66	*
Form of Summit Midstream Partners, LP 2023 Long-Term Incentive Plan Director Unit Agreement (Incorporated herein by reference to Exhibit 10.66 to SMLP’s Annual Report on Form 10-K filed March 1, 2023 (Commission File No. 001-35666))

10.67
First Amendment to Loan and Security Agreement, dated October 14, 2022, by and among Summit Midstream Partners, LP, Summit Midstream Holdings, LLC and Bank of America, N.A. (Incorporated herein by Incorporated herein by reference to Exhibit 10.1 to SMLP’s Quarterly Report on Form 10-Q filed August 9, 2023 (Commission File No. 001-35666))

10.68
Second Amendment to Loan and Security Agreement, dated May 10, 2023, by and among Summit Midstream Partners, LP, Summit Midstream Holdings, LLC and Bank of America, N.A. (Incorporated herein by Incorporated herein by reference to Exhibit 10.2 to SMLP’s Quarterly Report on Form 10-Q filed August 9, 2023 (Commission File No. 001-35666))

10.69
Omnibus Amendment, dated June 27, 2023, by and among Summit Permian Transmission, LLC, MUFG Bank, Ltd., Mizuho Bank (USA), Mizuho Bank, Ltd. and the lenders party thereto (Incorporated herein by Incorporated herein by reference to Exhibit 10.3 to SMLP’s Quarterly Report on Form 10-Q filed August 9, 2023 (Commission File No. 001-35666))

10.70
Indenture, dated as of November 21, 2023, by and among Summit Midstream Holdings, LLC, Summit Midstream Finance Corp., the Guarantors party thereto and Regions Bank, as trustee (including form of the 12.00% Senior Unsecured Notes due 2026) (Incorporated herein by reference to Exhibit 4.1 to SMLP’s Current Report on Form 8-K filed November 22, 2023 (Commission File No. 001-35666))

10.71
Third Amendment to Loan and Security Agreement, dated November 21, 2023, among Summit Midstream Partners, LP, Summit Midstream Holdings, LLC, the lenders party thereto and Bank of America, N.A., as agent for such lenders (Incorporated herein by reference to Exhibit 10.1 to SMLP’s Current Report on Form 8-K filed November 22, 2023 (Commission File No. 001-35666))

21.1	***	List of Subsidiaries
22.1	***	Summit Midstream Partners, LP Subsidiary Issuers and Guarantors of Registered Securities
23.1	***	Consent of Deloitte & Touche LLP
31.1	***	Rule 13a-14(a)/15d-14(a) Certification, executed by Heath Deneke, President, Chief Executive Officer and Director
31.2	***	Rule 13a-14(a)/15d-14(a) Certification, executed by William J. Mault, Executive Vice President and Chief Financial Officer
32.1	****
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Heath Deneke, President, Chief Executive Officer and Director, and William J. Mault, Executive Vice President and Chief Financial Officer

97.1	***	Summit Midstream Partners, LP Policy for the Recovery of Erroneously Awarded Compensation, effective as of October 2, 2023.
101.INS	**	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	**	Inline XBRL Taxonomy Extension Schema
101.CAL	**	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	**	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	**	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	**	Inline XBRL Taxonomy Extension Presentation Linkbase
104		Cover Page Interactive Data File (embedded within the Inline XBRL document).
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
**** Furnished herewith
(c) Financial Statement Schedules
Not applicable.
Item 16. Form 10-K Summary.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Summit Midstream Partners, LP
(Registrant)

By: Summit Midstream GP, LLC (its General Partner)

March 15, 2024	/s/ WILLIAM J. MAULT

William J. Mault, Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ J. HEATH DENEKE	Director, President and Chief Executive Officer (Principal Executive Officer)	March 15, 2024
J. Heath Deneke

/s/ WILLIAM J. MAULT	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 15, 2024
William J. Mault

/s/ MATTHEW B. SICINSKI	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 15, 2024
Matthew B. Sicinski

/s/ JAMES J. CLEARY	Director	March 15, 2024
James J. Cleary

/s/ LEE JACOBE	Director	March 15, 2024
Lee Jacobe

/s/ ROBERT J. MCNALLY	Director	March 15, 2024
Robert J. McNally

/s/ ROMMEL M. OATES	Director	March 15, 2024
Rommel M. Oates

/s/ JERRY L. PETERS	Director	March 15, 2024
Jerry L. Peters

/s/ MARGUERITE WOUNG-CHAPMAN	Director	March 15, 2024
Marguerite Woung-Chapman