Form 10-Q
period 2024-03-31
Summit Midstream Partners, LP
filed 2024-05-06
CIK 1549922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	As of April 30, 2024
Common Units	10,648,685 units

COMMONLY USED OR DEFINED TERMS

2015 Blacktail Release	a 2015 rupture of our four-inch produced water gathering pipeline near Williston, North Dakota
2022 DJ Acquisitions	the acquisition of Outrigger DJ Midstream LLC from Outrigger Energy II LLC, and each of Sterling Energy Investments LLC, Grasslands Energy Marketing LLC and Centennial Water Pipelines LLC from Sterling Investment Holdings LLC

2025 Senior Notes	Summit Holdings' and Finance Corp.’s 5.75% senior unsecured notes due April 2025
2026 Secured Notes	Summit Holdings' and Finance Corp.’s 8.500% senior secured second lien notes due October 2026
2026 Secured Notes Indenture	Indenture, dated as of November 2, 2021, by and among Summit Holdings, Finance Corp., the guarantors party thereto and Regions Bank, as trustee
2026 Unsecured Notes	Summit Holdings’ and Finance Corp.’s 12.00% senior unsecured notes due October 2026
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

ABL Facility	the asset-based lending credit facility governed by the ABL Agreement
ASU	Accounting Standards Update
Bcf/d	one billion cubic feet per day
Board of Directors	the board of directors of our General Partner
Co-Issuers	Summit Holdings and Finance Corp., as co-issuers of the 2025 Senior Notes, the 2026 Unsecured Notes and the 2026 Secured Notes
condensate	a natural gas liquid with a low vapor pressure, mainly composed of propane, butane, pentane and heavier hydrocarbon fractions
DFW Midstream	DFW Midstream Services LLC
DJ Basin	Denver-Julesburg Basin
Double E	Double E Pipeline, LLC
Double E Pipeline	a 135 mile, 1.35 Bcf/d, FERC-regulated interstate natural gas transmission pipeline that commenced operations in November 2021 and provides transportation service from multiple receipt points in the Delaware Basin to various delivery points in and around the Waha hub in Texas

Double E Project	the development and construction of the Double E Pipeline
EPA	Environmental Protection Agency

EPU	earnings or loss per unit
FASB	Financial Accounting Standards Board
Finance Corp.	Summit Midstream Finance Corp.
fracking	the process of injecting liquid at high pressure into subterranean rocks, boreholes, etc. so as to force open existing fissures and extract oil or gas
frac-protect activities	activities that are designed to protect existing hydrocarbon wells from harm by shutting in existing hydrocarbon production until new well activities have concluded
GAAP	accounting principles generally accepted in the United States of America
General Partner	Summit Midstream GP, LLC
GP	general partner
Grand River	Grand River Gathering, LLC
Guarantor Subsidiaries
Grand River and its subsidiaries, DFW Midstream, Summit Marketing, OpCo, Meadowlark Midstream, Summit Permian II, LLC, Mountaineer Midstream, Epping Transmission Company, LLC, Red Rock Gathering, Polar Midstream, LLC and Summit Niobrara

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(In thousands, except unit amounts)
ASSETS
Cash and cash equivalents	$344,590	$14,044
Restricted cash	3,454	2,601
Accounts receivable	66,587	76,275
Other current assets	5,935	5,502
Total current assets	420,566	98,422
Property, plant and equipment, net	1,447,443	1,698,585
Intangible assets, net	147,304	175,592
Investment in equity method investees	273,476	486,434
Other noncurrent assets	31,786	35,165
TOTAL ASSETS	$2,320,575	$2,494,198

LIABILITIES AND CAPITAL
Trade accounts payable	$18,063	$22,714
Accrued expenses	36,554	32,377
Deferred revenue	8,899	10,196
Ad valorem taxes payable	3,282	8,543
Accrued compensation and employee benefits	2,824	6,815
Accrued interest	44,826	19,298
Accrued environmental remediation	1,854	1,483
Accrued settlement payable	6,667	6,667
Current portion of long-term debt	29,098	15,524
Other current liabilities	7,476	10,395
Total current liabilities	159,543	134,012
Long-term debt, net of issuance costs	1,127,287	1,455,166
Noncurrent deferred revenue	28,761	30,085
Noncurrent accrued environmental remediation	1,278	1,454
Other noncurrent liabilities	28,298	30,266
TOTAL LIABILITIES	1,345,167	1,650,983
Commitments and contingencies (Note 14)

Mezzanine Capital
Subsidiary Series A Preferred Units (93,039 units issued and outstanding at March 31, 2024 and December 31, 2023)	126,794	124,652

Partners' Capital
Series A Preferred Units (65,508 units issued and outstanding at March 31, 2024 and December 31, 2023)	100,113	96,893
Common limited partner capital (10,648,685 and 10,376,189 units issued and outstanding at March 31, 2024 and December 31, 2023, respectively)	748,501	621,670
Total partners' capital	848,614	718,563
TOTAL LIABILITIES AND CAPITAL	$2,320,575	$2,494,198
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2024	2023
	(In thousands, except per-unit amounts)
Revenues:
Gathering services and related fees	$61,985	$57,371
Natural gas, NGLs and condensate sales	49,092	49,163
Other revenues	7,794	5,965
Total revenues	118,871	112,499
Costs and expenses:
Cost of natural gas and NGLs	30,182	30,882
Operation and maintenance	25,012	23,972
General and administrative	14,785	9,987
Depreciation and amortization	27,867	29,824
Transaction costs	7,791	302
Acquisition integration costs	40	1,502
Gain on asset sales, net	(27)	(68)
Long-lived asset impairments	67,916	—
Total costs and expenses	173,566	96,401
Other income (expense), net	(13)	56
Gain (loss) on interest rate swaps	2,590	(1,273)
Gain on sale of business	86,202	18
Gain on sale of equity method investment	126,261	—
Interest expense	(37,846)	(34,223)
Income (loss) before income taxes and equity method investment income	122,499	(19,324)
Income tax benefit (expense)	(210)	252
Income from equity method investees	10,638	4,909
Net income (loss)	$132,927	$(14,163)
Less: Net income attributable to Subsidiary Series A Preferred Units	(3,770)	(1,746)
Net income (loss) attributable to Summit Midstream Partners, LP	$129,157	$(15,909)
Less: net income attributable to Series A Preferred Units	(3,220)	(2,639)
Net income (loss) attributable to common limited partners	$125,937	$(18,548)
Net income (loss) per limited partner unit:
Common unit – basic	$12.05	$(1.82)
Common unit – diluted	$11.47	$(1.82)

Weighted-average limited partner units outstanding:
Common units – basic	10,449	10,213
Common units – diluted	10,980	10,213
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

	Partners' Capital
	Series A Preferred Units	Common Limited Partners Capital	Total
	(In thousands)
Partners' capital, December 31, 2023	$96,893	$621,670	$718,563
Net income	3,220	125,937	129,157
Unit-based compensation	—	2,772	2,772
Tax withholdings and associated payments on vested SMLP LTIP awards	—	(1,878)	(1,878)
Partners' capital, March 31, 2024	$100,113	$748,501	$848,614

	Partners' Capital
	Series A Preferred Units	Common Limited Partners Capital	Total
	(In thousands)
Partners' capital, December 31, 2022	$85,327	$679,491	$764,818
Net income (loss)	2,639	(18,548)	(15,909)
Unit-based compensation	—	1,929	1,929
Tax withholdings and associated payments on vested SMLP LTIP awards	—	(1,136)	(1,136)
Partners' capital, March 31, 2023	$87,966	$661,736	$749,702
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$132,927	$(14,163)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	28,102	30,059
Noncash lease expense	1,009	784
Amortization of debt issuance costs	3,505	3,161
Unit-based and noncash compensation	2,772	1,929
Income from equity method investees	(10,638)	(4,909)
Distributions from equity method investees	17,082	10,403
Gain on asset sales, net	(27)	(68)
Foreign currency (gain) loss	19	(32)
Gain on sale of business	(86,202)	—
Gain on sale of equity method investment	(126,261)	—
Unrealized (gain) loss on interest rate swaps	(1,244)	2,417
Long-lived asset impairment	67,916	—
Changes in operating assets and liabilities:
Accounts receivable	2,961	12,377
Trade accounts payable	(3,497)	6,033
Accrued expenses	3,833	2,816
Deferred revenue, net	(2,293)	(1,082)
Ad valorem taxes payable	(5,261)	(6,990)
Accrued interest	25,528	21,961
Accrued environmental remediation, net	195	(289)
Other, net	(6,810)	(14,712)
Net cash provided by operating activities	43,616	49,695
Cash flows from investing activities:
Proceeds from sale of business	292,266	—
Proceeds from sale of equity method investment	332,734	—
Capital expenditures	(16,398)	(16,438)
Proceeds from asset sale	27	—
Investment in Double E equity method investee	—	(3,500)
Other, net	—	(2,611)
Net cash provided by (used in) investing activities	608,629	(22,549)
Cash flows from financing activities:
Repayments on ABL Facility	(313,000)	(13,000)
Repayments on Permian Transmission Term Loan	(3,794)	(2,519)
Distributions on Subsidiary Series A Preferred Units	(1,628)	(1,628)
Debt issuance costs	—	(97)
Other, net	(2,424)	(150)
Net cash used in financing activities	(320,846)	(17,394)
Net change in cash, cash equivalents and restricted cash	331,399	9,752
Cash, cash equivalents and restricted cash, beginning of period	16,645	13,531
Cash, cash equivalents and restricted cash, end of period	$348,044	$23,283
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
Business Operations. The Partnership provides natural gas gathering, compression, treating and processing services as well as crude oil and produced water gathering services pursuant to primarily long-term, fee-based agreements with its customers. In addition to these services, the Partnership also provides freshwater delivery services pursuant to short-term agreements with customers. The Partnership’s results are primarily driven by the volumes of natural gas that it gathers, compresses, treats and/or processes as well as by the volumes of crude oil and produced water that it gathers. As of March 31, 2024, other than the Partnership’s investment in Double E, all of its business activities are conducted through wholly owned operating subsidiaries.
Presentation and Consolidation. The Partnership prepares its condensed consolidated financial statements in accordance with GAAP as established by the FASB and pursuant to the rules and regulations of the SEC pertaining to interim financial information. The unaudited condensed consolidated financial statements contained in this report include all normal and recurring material adjustments that, in the opinion of management, are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented herein. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and related notes that are included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2023.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ISSUED ACCOUNTING STANDARDS APPLICABLE TO THE PARTNERSHIP
There have been no changes to the Partnership’s significant accounting policies since December 31, 2023.
Accounting standards recently implemented. ASU No. 2020-06 Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815–40) (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in GAAP. The ASU’s amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The provisions of ASU 2020-06 did not have a material impact on the Partnership’s condensed consolidated financial statements and disclosures.
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

3. DIVESTITURES
Summit Utica Sale. On March 22, 2024, the Partnership completed the disposition of Summit Utica, LLC (“Summit Utica”) to a subsidiary of MPLX LP (“MPLX”) for a cash sale price of $625.0 million, subject to customary post-closing adjustments (the “Utica Sale”). Summit Utica is the owner of (i) approximately 36% of the issued and outstanding equity interests in OGC, (ii) approximately 38% of the issued and outstanding equity interests in OCC, together with OGC, Ohio Gathering and (iii) midstream assets located in the Utica Shale. Ohio Gathering is the owner of a natural gas gathering system and condensate stabilization facility located in Belmont and Monroe counties in the Utica Shale in southeastern Ohio.
During the quarterly period ended March 31, 2024, the Partnership recognized a total gain on the disposition of Summit Utica of $212.5 million based on total cash proceeds received of $625.0 million and net assets sold of $412.5 million. A portion of the cash proceeds was used to reduce amounts outstanding under the ABL Facility (see Note 8 - Debt, for additional information) and are subject to final working capital adjustments.
The $625.0 million sale price did not discretely list values for either OGC, OCC or the Partnership’s midstream assets located in the Utica Shale. Using fair value methods allowed by GAAP, the Partnership derived a preliminary fair value estimate for the disposed assets and then determined the appropriate gain recognition amount for each disposal to include in its unaudited condensed consolidated financial statements. The estimated fair values were determined utilizing a discounted cash flow technique based on estimated revenues, costs, capital expenditures and an appropriate discount rate. Given the unobservable nature of the inputs, the fair value measurement is deemed to use Level 3 inputs. These fair value estimates are preliminary, and subject to change and such changes could be material. Based on these preliminary fair values, the Partnership recognized a gain on the disposition of the Utica midstream business of $86.2 million, which is recorded within gain on sale of business in the unaudited condensed consolidated statements of operations, and a gain of $126.3 million related to the disposition of Ohio Gathering, which is recorded within gain on sale of equity method investment in the unaudited condensed consolidated statements of operations.
4. REVENUE
The following table presents estimated revenue expected to be recognized during the remainder of 2024 and over the remaining contract period related to performance obligations that are unsatisfied and are comprised of estimated MVC shortfall payments.

(In thousands)	2024	2025	2026	2027	2028	Thereafter

Gathering services and related fees	$48,833	$45,594	$29,292	$7,685	$5,137	$—
Revenue by category. In the following tables, revenue is disaggregated by geographic area and major products and services. For more detailed information about reportable segments, see Note 15 – Segment Information.

	Three Months Ended March 31, 2024
	Gathering services and related fees	Natural gas, NGLs and condensate sales	Other revenues	Total
	(In thousands)
Reportable Segments:
Northeast	$16,853	$—	$—	$16,853
Rockies	16,516	47,970	4,108	68,594
Permian	—	—	910	910
Piceance	20,387	948	1,245	22,580
Barnett	8,229	174	1,457	9,860
Total reportable segments	61,985	49,092	7,720	118,797
Corporate and other	—	—	74	74
Total	$61,985	$49,092	$7,794	$118,871

	Three Months Ended March 31, 2023
	Gathering services and related fees	Natural gas, NGLs and condensate sales	Other revenues	Total
	(In thousands)
Reportable Segments:
Northeast	$12,755	$—	$—	$12,755
Rockies	15,303	47,329	2,619	65,251
Permian	—	—	893	893
Piceance	19,119	1,641	1,426	22,186
Barnett	10,194	193	1,064	11,451
Total reportable segments	57,371	49,163	6,002	112,536
Corporate and other	—	—	(37)	(37)
Total	$57,371	$49,163	$5,965	$112,499
5. PROPERTY, PLANT AND EQUIPMENT
Details on the Partnership’s property, plant and equipment follow.

	March 31, 2024	December 31, 2023
	(In thousands)
Gathering and processing systems and related equipment	$2,124,517	$2,335,980
Construction in progress	41,888	56,064
Land and line fill	11,546	11,534
Other	64,319	65,029
Total	2,242,270	2,468,607
Less: accumulated depreciation	(794,827)	(770,022)
Property, plant and equipment, net	$1,447,443	$1,698,585
Depreciation expense and capitalized interest for the Partnership follow.

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Depreciation expense	$23,571	$22,918
Capitalized interest	472	193
6. EQUITY METHOD INVESTMENTS
As of March 31, 2024, the Partnership has an equity method investment in Double E, the balance of which is included in the Investment in equity method investees caption on the unaudited condensed consolidated balance sheets. On March 22, 2024, in connection with the Utica Sale, the Partnership sold its investment in Ohio Gathering and recognized an estimated $126.3 million gain, which is recorded within Gain on sale of equity method investment within the unaudited condensed consolidated statements of operations. See Note 3 - Divestitures for additional information.
Details of the Partnership’s equity method investments follow.

	March 31, 2024	December 31, 2023
	(In thousands)
Double E	$273,476	$276,221
Ohio Gathering	—	210,213
Total	$273,476	$486,434

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
The balances in deferred revenue as of March 31, 2024 and December 31, 2023 are primarily related to contributions in aid of construction which will be recognized as revenue over the life of the contract. An update of current deferred revenue follows.

Total
(In thousands)
Current deferred revenue, December 31, 2023	$10,196
Add: additions	1,696
Less: revenue recognized and other	(2,993)
Current deferred revenue, March 31, 2024	$8,899
An update of noncurrent deferred revenue follows.

Total
(In thousands)
Noncurrent deferred revenue, December 31, 2023	$30,085
Add: additions	563
Less: reclassification to current deferred revenue and other	(1,887)
Noncurrent deferred revenue, March 31, 2024	$28,761
8. DEBT
Debt for the Partnership at March 31, 2024 and December 31, 2023, follows:

	March 31, 2024	December 31, 2023
	(In thousands)
ABL Facility: Summit Holdings' asset based credit facility due May 1, 2026	$—	$313,000
Permian Transmission Term Loan: Summit Permian Transmission's variable rate senior secured term loan due January 2028	141,052	144,846
2026 Unsecured Notes: 12.00% senior unsecured notes due October 15, 2026	209,510	209,510
2025 Senior Notes: 5.75% senior unsecured notes due April 15, 2025	49,783	49,783
2026 Secured Notes: 8.50% senior second lien notes due October 15, 2026	785,000	785,000
Less: unamortized debt discount and debt issuance costs	(28,960)	(31,449)
Total debt, net of unamortized debt discount and debt issuance costs	1,156,385	1,470,690
Less: current portion of Permian Transmission Term Loan and 2026 Secured Notes tender	(29,098)	(15,524)
Total long-term debt	$1,127,287	$1,455,166
ABL Facility. On November 2, 2021, the Partnership, the Partnership’s subsidiary, Summit Holdings, and the subsidiaries of Summit Holdings party thereto entered into a first-lien, senior secured credit facility, consisting of a $400.0 million asset-based revolving credit facility (the “ABL Facility”), subject to a borrowing base comprised of a percentage of eligible accounts receivable of Summit Holdings and its subsidiaries that guarantee the ABL Facility (collectively, the “ABL Facility Subsidiary Guarantors”) and a percentage of eligible above-ground fixed assets including eligible compression units, processing plants, compression stations and related equipment of Summit Holdings and the ABL Facility Subsidiary Guarantors. As of March 31, 2024, the most recent borrowing base determination of eligible assets totaled $683.6 million, an amount greater than the $400.0 million of aggregate lending commitments.
The ABL Facility will mature on May 1, 2026; provided that if the outstanding amount of the 2025 Senior Notes (or any permitted refinancing indebtedness in respect thereof that has a final maturity, scheduled amortization or any other scheduled repayment, mandatory prepayment, mandatory redemption or sinking fund obligation prior to the date that is 120 days after the Termination Date (as defined in the ABL Agreement)) on such date equals or exceeds $50.0 million, then the ABL Facility will mature on December 13, 2024. As of March 31, 2024, the outstanding balance of the 2025 Senior Notes was $49.8 million.
As of March 31, 2024, the applicable margin under the adjusted SOFR borrowings was 3.25%, the interest rate was 8.69% and the available borrowing capacity of the ABL Facility totaled $383.7 million after giving effect to the issuance of $4.3 million in outstanding but undrawn irrevocable standby letters of credit and $12.0 million of commitment reserves.
In connection with the closing of the Utica Sale, the ABL Facility was amended to, among other things, (i) permit the Utica Sale, (ii) amend the change of control provision to permit certain structural changes in connection with a conversion to a C-corporation and (iii) amend the Interest Coverage Ratio (as defined in the ABL Agreement) covenant such that the Interest Coverage Ratio as of the last day of any fiscal quarter must be less than (a) for any fiscal quarter ending on or before December 31, 2024, (x) if no loans under the Credit Agreement are outstanding and unrestricted cash exceeds $200.0 million, 1.50:1.00 and (y) if any loans under the Credit Agreement are outstanding or unrestricted cash is less than such threshold, 1.75:1.00 and (b) thereafter, 1.90:1.00.
The ABL Facility also requires that Summit Holdings not permit the First Lien Net Leverage Ratio (as defined in the ABL Agreement) as of the last day of any fiscal quarter to be greater than 2.50:1.00. As of March 31, 2024, the First Lien Net Leverage Ratio was -0.26:1.00 and the Interest Coverage Ratio was 1.87:1.00. As of March 31, 2024, the Partnership was in compliance with the financial covenants of the ABL Facility.
A portion of the proceeds from the Utica Sale were used to repay all amounts outstanding under the ABL Facility. As of March 31, 2024, there were no amounts outstanding under the ABL Facility.
Permian Transmission Credit Facilities. On March 8, 2021, the Partnership’s unrestricted subsidiary, Summit Permian Transmission, entered into a Credit Agreement which allows for $175.0 million of senior secured credit facilities (the “Permian Transmission Credit Facilities”), including a $160.0 million Term Loan Facility and a $15.0 million working capital facility. The Permian Transmission Credit Facilities can be used to finance Summit Permian Transmission’s capital calls associated with its investment in Double E, debt service and other general corporate purposes. Unexpended proceeds from draws on the Permian Transmission Credit Facilities are classified as restricted cash on the accompanying unaudited condensed consolidated balance sheets.
As of March 31, 2024, the applicable margin under adjusted term SOFR borrowings was 2.475%, the average interest rate was 7.79% and the unused portion of the Permian Transmission Credit Facilities totaled $4.5 million, subject to a commitment fee of 0.7% after giving effect to the issuance of $10.5 million in outstanding but undrawn irrevocable standby letters of credit. Summit Permian Transmission, LLC entered into interest rate hedges with notional amounts representing approximately 90% of the Permian Term Loan facility at a fixed SOFR rate of 1.23%. As of March 31, 2024, the Partnership was in compliance with the financial covenants of the Permian Transmission Credit Facilities.
Permian Transmission Term Loan. In accordance with the terms of the Permian Transmission Credit Facilities, in January 2022, the Permian Term Loan Facility was converted into a Term Loan (the “Permian Transmission Term Loan”). The Permian Transmission Term Loan is due January 2028. As of March 31, 2024, the applicable margin under adjusted term SOFR borrowings was 2.475% and the average interest rate was 7.79%. As of March 31, 2024, the Partnership was in compliance with the financial covenants governing the Permian Transmission Term Loan.
In accordance with the terms of the Permian Transmission Term Loan, Summit Permian Transmission is required to make mandatory principal repayments. Below is a summary of the remaining mandatory principal repayments as of March 31, 2024:

(In thousands)	Total	2024	2025	2026	2027	2028
Amortizing principal repayments	$141,052	$11,730	$16,580	$16,967	$17,769	$78,006
2026 Secured Notes. In 2021, the Co-Issuers issued $700.0 million of 8.500% Senior Secured Second Lien Notes due 2026 to eligible purchasers pursuant to Rule 144A and Regulation S of the Securities Act, at a price of 98.5% of their face value. Additionally, in November 2022, in connection with the 2022 DJ Acquisitions, the Co-Issuers issued an additional $85.0 million of 2026 Secured Notes at a price of 99.26% of their face value. The 2026 Secured Notes will pay interest semi-annually on April 15 and October 15 of each year, commencing on April 15, 2022 and are jointly and severally guaranteed, on a senior second-priority secured basis (subject to permitted liens), by the Partnership and each restricted subsidiary of the Partnership (other than the Co-Issuers) that is an obligor under the ABL Agreement, or under the Co-Issuers’ 2025 Senior Notes on the issue date of the 2026 Secured Notes.
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
At any time prior to October 15, 2023, the Co-Issuers could have on any one or more occasions redeemed up to 35% of the aggregate principal amount of the 2026 Secured Notes (including any additional notes) issued under the 2026 Secured Notes Indenture at a redemption price of 108.5% of the principal amount of the 2026 Secured Notes, plus accrued and unpaid interest, if any, to, but not including the redemption date, in an amount not greater than the net cash proceeds of certain equity offerings by the Partnership, provided that: (i) at least 65% of the initial aggregate principal amount of the 2026 Secured Notes (including any additional notes) remains outstanding immediately after the occurrence of such redemption (excluding notes held by the Partnership and its subsidiaries); and (ii) the redemption occurs within 180 days of the date of the closing of each such equity offering by the Partnership. On and after October 15, 2023, the Co-Issuers may redeem all or part of the 2026 Secured Notes at redemption prices (expressed as percentages of principal amount) equal to: (a) 104.250% for the twelve-month period beginning October 15, 2023; (b) 102.125% for the twelve-month period beginning October 15, 2024; and (c) 100.000% for the twelve-month period beginning on October 15, 2025 and at any time thereafter, in each case plus accrued and unpaid interest, if any, to, but not including the redemption date. As of March 31, 2024, the Partnership was in compliance with the financial covenants governing its 2026 Secured Notes.
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
Based on the amount of our Excess Cash Flow for the fiscal year ended 2023, on March 27, 2024, the Partnership commenced a cash tender offer to purchase up to $19.3 million aggregate principal amount of the outstanding 2026 Secured Notes at 100% of the principal amount plus accrued and unpaid interest. The cash flow offer expired on April 24, 2024 with $13.6 million tendered and validly accepted. Accordingly, $13.6 million of the 2026 Secured Notes is reflected as current debt in the March 31, 2024 unaudited condensed consolidated balance sheet.
As of April 1, 2024, the Partnership had not made offers to purchase in the required amount of $100.0 million and the interest rate on the 2026 Secured Notes increased an incremental 50 basis points to 9.50% effective on such date.
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
The Co-Issuers have the right to redeem all or part of the 2026 Unsecured Notes at a redemption price of (a) on or before April 15, 2025, 101.000%, and (b) after April 15, 2025, 102.000%, plus accrued and unpaid interest, if any, to, but not including the redemption date.
As March 31, 2024, the Partnership was in compliance with the financial covenants of the 2026 Unsecured Notes. The 2026 Unsecured Notes will mature on October 15, 2026.
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
As of March 31, 2024, the Partnership was in compliance with the financial covenants of the 2025 Senior Notes. The 2025 Senior Notes will mature on April 15, 2025.
9. FINANCIAL INSTRUMENTS
Fair Value. A summary of the estimated fair value of our debt financial instruments follows.

	March 31, 2024		December 31, 2023
	Carrying Value (1)	Estimated fair value (Level 2)	Carrying Value (1)	Estimated fair value (Level 2)
	(In thousands)
2025 Senior Notes	$49,783	$49,016	$49,783	$48,414
2026 Secured Notes	$785,000	$794,485	$785,000	$778,131
2026 Unsecured Notes	$209,510	$211,605	$209,510	$203,225
________
(1) Excludes applicable unamortized debt issuance costs and debt discounts.
The carrying values on the balance sheets of the ABL Facility and Permian Transmission Term Loan represent their fair value due to their floating interest rates. The fair values of the 2026 Unsecured Notes, 2026 Secured Notes and 2025 Senior Notes are based on an average of nonbinding broker quotes as of March 31, 2024 and December 31, 2023. The use of different market assumptions or valuation methodologies may have a material effect on their estimated fair value of the Senior Notes.
Deferred earn-out. The Partnership’s deferred earn-out liability is remeasured each reporting period. As of March 31, 2024 and December 31, 2023, the estimated fair value of the deferred earn-out liability was $4.9 million and $5.1 million, respectively, and was estimated using a discounted cash flow technique based on estimated future freshwater deliveries and appropriate discount rates. Given the unobservable nature of the inputs, the fair value measurement of the deferred earn-out is deemed to use Level 3 inputs. The deferred earn-out sits within Centennial Water Pipelines LLC, one of the Partnership’s unrestricted subsidiaries.
Interest Rate Swaps. In connection with the Permian Transmission Term Loan, the Partnership entered into amortizing interest rate swap agreements. As of March 31, 2024 and December 31, 2023, the outstanding notional amounts of interest rate swaps were $126.9 million and $130.4 million, respectively. These interest rate swaps manage exposure to variability in expected cash flows attributable to interest rate risk. Interest rate swaps convert a portion of the Partnership’s variable rate debt to fixed rate debt. The Partnership chooses counterparties for its derivative instruments that it believes are creditworthy at the time the transactions are entered into, and the Partnership actively monitors the creditworthiness where applicable. However, there can be no assurance that a counterparty will be able to meet its obligations to the Partnership. The Partnership presents its derivative positions on a gross basis and does not net the asset and liability positions.
As of March 31, 2024 and December 31, 2023, the Partnership’s interest rate swap agreements had a fair value of $13.2 million and $11.9 million, respectively, and are recorded within other noncurrent assets within the unaudited condensed consolidated balance sheets. The derivative instruments’ fair value are determined using level 2 inputs from the fair value hierarchy. For the three months ended March 31, 2024 and 2023, the Partnership recorded a gain on interest rate swaps of $2.6 million and a loss on interest rate swaps of $1.3 million, respectively.
10. PARTNERS' CAPITAL AND MEZZANINE CAPITAL
Common Units. An update on the number of common units is as follows for the period from December 31, 2023 to March 31, 2024.

Common Units
Units, December 31, 2023	10,376,189
Common units issued for SMLP LTIP, net	272,496
Units, March 31, 2024	10,648,685
Series A Preferred Units. As of March 31, 2024, the Partnership had 65,508 Series A Preferred Units outstanding and $36.3 million of accrued and unpaid distributions on its Series A Preferred Units.
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
As of March 31, 2024, the Partnership had 93,039 Subsidiary Series A Preferred Units issued and outstanding.
If the Subsidiary Series A Preferred Units were redeemed on March 31, 2024, the redemption amount would be $127.1 million when considering the applicable multiple of invested capital metric and make-whole amount provisions contained in the Amended and Restated Limited Liability Company Agreement of Permian Holdco.
The following table shows the change in the Partnership’s Subsidiary Series A Preferred Unit balance from January 1, 2024 to March 31, 2024, net of $1.6 million and $1.7 million of unamortized issuance costs at March 31, 2024 and December 31, 2023, respectively:

(In thousands)
Balance at December 31, 2023	$124,652
Redemption accretion, net of issuance cost amortization	3,770
Cash distribution (includes a $1.6 million distribution payable as of March 31, 2024)	(1,628)
Balance at March 31, 2024	$126,794
Cash Distribution Policy. The Partnership suspended its cash distributions to holders of its common units and Series A Preferred Units, commencing with respect to the quarter ended March 31, 2020. Upon the resumption of distributions, the Partnership Agreement requires that it distribute all available cash, subject to reserves established by its General Partner, within 45 days after the end of each quarter to unitholders of record on the applicable record date. The amount of distributions paid under this policy is subject to fluctuations based on the amount of cash the Partnership generates from its business and the decision to make any distribution is determined by the General Partner, taking into consideration the terms of the Partnership Agreement. There were no distributions paid during the three months ended March 31, 2024 or during the twelve months ended December 31, 2023.

11. EARNINGS PER UNIT
The following table details the components of EPU.

	Three Months Ended March 31,
	2024	2023
	(In thousands, except per-unit amounts)
Numerator for basic and diluted EPU:
Allocation of net loss among limited partner interests:
Net income (loss)	$132,927	$(14,163)
Less: Net income attributable to Subsidiary Series A Preferred Units	(3,770)	(1,746)
Net income (loss) attributable to Summit Midstream Partners, LP	$129,157	(15,909)

Less: Net income attributable to Series A Preferred Units	$(3,220)	(2,639)
Net income (loss) attributable to common limited partners	$125,937	$(18,548)

Denominator for basic and diluted EPU:
Weighted-average common units outstanding – basic	10,449	10,213
Effect of nonvested phantom units	531	—
Weighted-average common units outstanding – diluted	10,980	10,213

Net income (loss) per limited partner unit:
Common unit – basic	$12.05	$(1.82)
Common unit – diluted	$11.47	$(1.82)

Nonvested anti-dilutive phantom units excluded from the calculation of diluted EPU	38	285
12. SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Supplemental cash flow information:
Cash interest paid	$9,210	$9,420

Noncash investing and financing activities:
Capital expenditures in trade accounts payable (period-end accruals)	$6,183	$8,735
Accretion of Subsidiary Series A Preferred Units, net of issuance cost amortization	$3,770	$1,746

13. UNIT-BASED AND NONCASH COMPENSATION
SMLP Long-Term Incentive Plan. The Partnership’s Long-Term Incentive Plan (“SMLP LTIP”) provides for equity awards to eligible officers, employees, consultants and directors of the Partnership, thereby linking the recipients’ compensation directly to SMLP’s performance. Significant items to note:
•For the three-month period ended March 31, 2024, the Partnership granted 230,815 time-based phantom units and associated distribution equivalent rights to employees in connection with the Partnership’s annual incentive compensation award cycle. The grant date fair value of these awards totaled $3.7 million and the awards vest ratably over a 3-year period.
•For the three-month period ended March 31, 2024, the Partnership granted 122,867 performance-based phantom units and associated distribution equivalent rights to certain members of management in connection with the Partnership’s annual incentive compensation award cycle. The grant date fair value of these awards totaled $2.4 million and the awards vest at the end of three years.
•For the three-month period ended March 31, 2024, the Partnership issued 39,486 common units to the Partnership’s six independent directors in connection with their annual compensation plan. The grant date fair value of these awards totaled $0.6 million and became fully vested at the grant date.
•As of March 31, 2024, approximately 0.1 million common units remained available for future issuance under the SMLP LTIP, which includes the impact of 0.7 million granted but unvested phantom units.
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
As of March 31, 2024, the Partnership has recognized (i) a current liability for remediation effort expenditures expected to be incurred within the next 12 months and (ii) a noncurrent liability for estimated remediation expenditures expected to be incurred subsequent to March 31, 2025. Each of these amounts represent the Partnership’s best estimate for costs expected to be incurred. Neither of these amounts have been discounted to their present value.
An update of the Partnership’s undiscounted accrued environmental remediation is as follows and is primarily related to the 2015 Blacktail Release and other environmental remediation activities, as detailed below.

(In thousands)
Accrued environmental remediation, December 31, 2023	$2,937
Payments made	(226)
Changes in estimates	421
Accrued environmental remediation, March 31, 2024	$3,132
In 2015, the Partnership learned of the rupture of a four-inch produced water gathering pipeline on the Meadowlark Midstream system near Williston, North Dakota (“2015 Blacktail Release”). On August 4, 2021, subsidiaries of the Partnership entered into the following agreements to resolve the U.S. federal and North Dakota state governments’ environmental claims with respect to the 2015 Blacktail Release: (i) a Consent Decree with the U.S. Department of Justice (“DOJ”), the U.S. Environmental Protection Agency (“EPA”), and the State of North Dakota (“Consent Decree”); (ii) a Plea Agreement with the United States (“Plea Agreement”); and (iii) a Consent Agreement with the North Dakota Industrial Commission (“Consent Agreement” together with the Consent Decree and Plea Agreement, the “Global Settlement”). As of March 31, 2024 and December 31, 2023, the accrued loss liability for the 2015 Blacktail Release was $21.7 million and are recorded within Other noncurrent liabilities and Accrued settlement payable within the unaudited condensed consolidated balance sheets.
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
Subsidiaries of the Partnership are also participating in two proceedings before the EPA as a result of the Plea Agreement becoming effective. Following the U.S. District Court’s entering judgment on Defendant subsidiary’s guilty plea to one count of negligent discharge of produced water in violation of the Clean Water Act, Defendant subsidiary was statutorily debarred by operation of law pursuant to 33 U.S.C. § 1368(a) to participate in federal awards performed at the “violating facility,” which EPA determined to be the Marmon subsystem of the produced water gathering system in North Dakota. The scope and effect of the debarment as defined do not materially affect our operations. Defendant has submitted a petition for reinstatement, which was denied by the EPA’s suspension and debarment office (“SDO”) on July 11, 2022. The SDO determined that the term of probation in the Plea Agreement was the appropriate period of time to demonstrate Defendant subsidiary’s change of corporate attitude, policies, practices, and procedures. The Partnership and certain subsidiaries have also received a show cause notice from the EPA requesting us to “show cause” why SDO should not issue a Notice of Proposed Debarment to the Defendant subsidiary and certain affiliates under 2 C.F.R. § 180.800(d), to which the Partnership has responded, and in which proceeding no further developments have occurred.
Legal Proceedings. The Partnership is involved in various litigation and administrative proceedings arising in the ordinary course of business. In the opinion of management, any liabilities, which include insured claims, would not individually or in the aggregate have a material adverse effect on the Partnership's financial position or results of operations.
15. SEGMENT INFORMATION
As of March 31, 2024, the Partnership’s reportable segments are:
•Rockies – Includes the Partnership’s wholly owned midstream assets located in the Williston Basin and the DJ Basin.
•Permian – Includes the Partnership’s equity method investment in Double E.
•Northeast – Includes the Partnership’s wholly owned midstream assets located in the Marcellus shale play and its wholly owned midstream assets located in the Utica shale play together with its equity method investment in Ohio Gathering that is focused on the Utica Shale. For additional information regarding the Utica Sale, see Note 3 - Divestitures regarding the disposition of Northeast assets.
•Piceance – Includes the Partnership’s wholly owned midstream assets located in the Piceance Basin.
•Barnett – Includes the Partnership’s wholly owned midstream assets located in the Barnett Shale.

Corporate and Other represents those results that: (i) are not specifically attributable to a reportable segment; (ii) are not individually reportable; or (iii) have not been allocated to our reportable segments, including certain general and administrative expense items, transaction costs, acquisition integration costs and interest expense.
Assets by reportable segment follow.

	March 31, 2024	December 31, 2023
	(In thousands)
Assets:
Rockies	$906,854	$904,974
Permian	290,168	291,073
Northeast	80,460	573,663
Piceance	419,773	431,687
Barnett	276,378	281,861
Total reportable segment assets	1,973,633	2,483,258
Corporate and Other	346,942	10,940
Total assets	$2,320,575	$2,494,198
Segment adjusted EBITDA by reportable segment follows.

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Reportable segment adjusted EBITDA
Rockies	$22,874	$23,130
Permian	7,265	5,073
Northeast	29,021	17,854
Piceance	15,233	13,983
Barnett	5,100	7,027
Total of reportable segments' measures of profit	$79,493	$67,067

A reconciliation of income or loss before income taxes and income from equity method investees to total of reportable segments' measures of profit follows.

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Reconciliation of loss before income taxes and income from equity method investees to total of reportable segments' measures of profit:
Income (loss) before income taxes and income from equity method investees	$122,499	$(19,324)
Add:
Corporate and Other expense	15,096	9,796
Interest expense	37,846	34,223
Depreciation and amortization (1)	28,102	30,059
Proportional adjusted EBITDA for equity method investees	20,675	11,638
Adjustments related to capital reimbursement activity	(2,923)	(1,186)
Unit-based and noncash compensation	2,772	1,929
Gain on asset sales, net	(27)	(68)
Gain on sale of business	(86,202)	—
Gain on sale of equity method investment	(126,261)	—
Long-lived asset impairment	67,916	—
Total of reportable segments' measures of profit	$79,493	$67,067
________
(1) Includes the amortization expense associated with our favorable gas gathering contracts as reported in other revenues.
(2) The Partnership records financial results of its investment in Ohio Gathering on a one-month lag and is based on the financial information available to us during the reporting period. With the divestiture of Ohio Gathering in March 2024, proportional adjusted EBITDA includes financial results from December 1, 2023 through March 22, 2024.
16. SUBSEQUENT EVENTS
Mountaineer Midstream. On May 1, 2024, the Partnership completed the sale of its Mountaineer Midstream system, to Antero Midstream LLC for a cash sale price of $70 million, subject to customary post-closing adjustments (the “Mountaineer Transaction”). Mountaineer Midstream is the owner of midstream assets located in the Marcellus Shale. Prior to closing the Mountaineer Transaction, the Partnership sold related compression assets located in the Marcellus Shale to a compression service provider for approximately $5 million in April 2024.
During the three months ended March 31, 2024, the Partnership recognized an impairment of $68 million, in connection with the Mountaineer Transaction and the sale of compression assets, based on total cash proceeds of approximately $75 million and net assets of approximately $143 million.
Cash Tender. As discussed in Note 8 - Debt, on March 27, 2024, the Partnership commenced a cash tender offer to purchase up to $19.3 million aggregate principal amount of the outstanding 2026 Secured Notes at 100% of the principal amount plus accrued and unpaid interest. The cash flow offer expired on April 24, 2024 with $13.6 million tendered and validly accepted. Accordingly, $13.6 million of the 2026 Secured Notes is reflected as current debt in the March 31, 2024 unaudited condensed consolidated balance sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to inform the reader about matters affecting the financial condition and results of operations of the Partnership and its subsidiaries for the periods since December 31, 2023. As a result, the following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this report and the MD&A and the audited consolidated financial statements and related notes that are included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”). Among other things, those financial statements and the related notes include more detailed information regarding the basis of presentation for the following information. This discussion contains forward-looking statements that constitute our plans, estimates and beliefs. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to, those discussed in Forward-Looking Statements. Actual results may differ materially from those contained in any forward-looking statements.
Overview
We are a value-driven limited partnership focused on developing, owning and operating midstream energy infrastructure assets that are strategically located in unconventional resource basins, primarily shale formations, in the continental United States.
Our financial results are driven primarily by volume throughput across our gathering systems and by expense management. We generate the majority of our revenues from the gathering, compression, treating and processing services that we provide to our customers. A majority of the volumes that we gather, compress, treat and/or process have a fixed-fee rate structure which enhances the stability of our cash flows by providing a revenue stream that is not subject to direct commodity price risk. We also earn a portion of our revenues from the following activities that directly expose us to fluctuations in commodity prices: (i) the sale of physical natural gas and/or NGLs purchased under percentage-of-proceeds or other processing arrangements with certain of our customers in the Rockies and Piceance segments, (ii) the sale of natural gas we retain from certain Barnett segment customers, (iii) the sale of condensate we retain from our gathering services in the Rockies and Piceance segment and (iv) additional gathering fees that are tied to the performance of certain commodity price indexes which are then added to the fixed gathering rates.
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

The following table presents certain consolidated and reportable segment financial data. For additional information on our reportable segments, see the "Segment Overview for the Three Months Ended March 31, 2024 and 2023" section included herein.

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Net income (loss)	$132,927	$(14,163)
Reportable segment adjusted EBITDA
Northeast	$29,021	$17,854
Rockies	22,874	23,130
Permian	7,265	5,073
Piceance	15,233	13,983
Barnett	5,100	7,027

Net cash provided by operating activities	$43,616	$49,695
Capital expenditures (1)	16,398	16,438
Proceeds from sale of business	292,266	—
Proceeds from sale of equity method investment	332,734	—
Investment in Double E equity method investee	—	3,500
Repayments on ABL Facility	(313,000)	(13,000)
Repayments on Permian Transmission Term Loan	(3,794)	(2,519)
________
(1)See "Liquidity and Capital Resources" herein to the unaudited condensed consolidated financial statements for additional information on capital expenditures.
Trends and Outlook
Our business has been, and we expect our future business to continue to be, affected by the following key trends:
•Ongoing impact of political and economic conditions and events in foreign oil and natural gas producing countries on commodity prices, including the continued conflict in the Middle East, current Russia-Ukraine conflict, the international sanctions against Russia and other sustained military campaigns;
•Natural gas, NGL and crude oil supply and demand dynamics;
•Actions of the OPEC and its allies, including the ability and willingness of the members of OPEC and other exporting nations to agree to and maintain oil price and production controls;
•Production from U.S. shale plays;
•Capital markets availability and cost of capital; and
•Inflation and shifts in operating costs.
Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about, or interpretations of, available information prove to be incorrect, our actual results may vary materially from our expected results. For additional information, see the "Trends and Outlook" section of MD&A included in the 2023 Annual Report.
Summit Utica Sale. As previously announced on March 22, 2024, we completed the Utica Sale for a cash sale price of $625.0 million, subject to customary post-closing adjustments. Summit Utica is the owner of (i) approximately 36% of the issued and outstanding equity interests in OGC, (ii) approximately 38% of the issued and outstanding equity interests in OCC, together with OGC, Ohio Gathering and (iii) midstream assets located in the Utica Shale. Ohio Gathering is the owner of a natural gas gathering system and condensate stabilization facility located in Belmont and Monroe counties in the Utica Shale in southeastern Ohio.
Mountaineer Transaction. On May 1, 2024, we completed the Mountaineer Transaction for a cash sale price of $70 million, subject to customary post-closing adjustments. Mountaineer Midstream is the owner of midstream assets located in the

Marcellus Shale. Prior to closing the Mountaineer Transaction, we sold related compression assets located in the Marcellus Shale to a compression service provider for approximately $5 million in April 2024.
Conclusion of Strategic Alternatives Review. In connection with the announcement of the Utica Sale, we also announced the conclusion of the strategic alternative review process undertaken by our Board of Directors that was previously announced on October 3, 2023. While we have concluded our active process, we remain open to all potential value-enhancing transactions.
Capital structure optimization and portfolio management. We intend to continue to improve our capital structure in the future by reducing our indebtedness with free cash flow, and when appropriate, we may pursue opportunistic transactions with the objective of increasing long term unitholder value. This may include opportunistic acquisitions, divestitures (such as the Utica Sale in 2024), re-allocation of capital to new or existing areas, and development of joint ventures involving our existing midstream assets or new investment opportunities. We believe that our current cash balance, internally generated cash flow, our ABL Facility, the Permian Credit Facility, and access to debt (such as the additional 2026 Unsecured Notes) or equity will be adequate to finance our strategic initiatives. To attain our overall corporate strategic objectives, we may conduct an asset divestiture, or divestitures, at a transaction valuation that is less than the net book value of the divested asset.
Ongoing impact of political and economic conditions and events in foreign oil and natural gas producing countries on commodity prices. Although we operate solely in the United States, certain events and conditions in foreign oil and natural gas producing countries, such as the continued conflict in the Middle East, including the Hamas-Israel war and Russia’s invasion of Ukraine, could have potential effects on us, including, but not limited to, volatility in currencies and commodity prices, higher inflation, cost and supply chain pressures and availability and disruptions in banking systems and capital markets. As of the date of filing, there have been no material impacts to us.
Based on recently updated production forecasts and 2024 development plans from our customers, we currently expect that 2024 activity will be higher than 2023 and be at an activity level near our historical periods prior to COVID-19.
Impact of increases in interest rates. Increases in interest rates could adversely affect our future ability to obtain financing or materially increase the cost of existing and any additional financing. Since March 2022, the Federal Reserve has raised its target range for the federal funds rate multiple times to a current target range of 5.25% to 5.50%, and the timing of any potential further increases or decreases remains uncertain. As of March 31, 2024, we had approximately $1.0 billion principal of fixed-rate debt, nil outstanding under our variable rate ABL Facility and $141.1 million outstanding under the variable rate Permian Transmission Term Loan (see Note 8 - Debt). As of March 31, 2024, we had $126.9 million of interest rate exposure hedged to offset the impact of changes in interest rates on our Permian Transmission Term Loan.
C-Corporation conversion. In connection with the recently concluded strategic alternatives review, we evaluated various corporate structures to determine how to drive the greatest long-term value for unitholders. We believe converting to a C-Corp positions us to maximize value by optimizing long-term tax consequences to unitholders, enhancing trading liquidity, and expanding the universe of potential investors. We plan to seek approval from Summit unitholders to convert the Partnership to a C-Corp at a Special Meeting later this year. Summit will file a proxy statement to provide unitholders with additional information about the rationale and benefits of the C-Corp conversion in advance of the Special Meeting.
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
Our management uses a variety of financial and operational metrics to analyze our consolidated and segment performance. We view these metrics as important factors in evaluating our profitability. These metrics include:
•throughput volume;
•revenues;
•operation and maintenance expenses;
•capital expenditures; and
•segment adjusted EBITDA.
We review these metrics on a regular basis for consistency and trend analysis. There have been no changes in the composition or characteristics of these metrics during the three months ended March 31, 2024.
Additional Information. For additional information, see the "Results of Operations" section herein and the notes to the unaudited condensed consolidated financial statements. For additional information on how these metrics help us manage our business, see the "How We Evaluate Our Operations" section of MD&A included in the 2023 Annual Report. For information on impending accounting changes that are expected to materially impact our financial results reported in future periods, see Note 2 – Summary of Significant Accounting Policies and Recently Issued Accounting Standards Applicable to the Partnership.

Results of Operations
Consolidated Overview for the Three Months Ended March 31, 2024 and 2023
The following table presents certain consolidated financial and operating data.

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Revenues:
Gathering services and related fees	$61,985	$57,371
Natural gas, NGLs and condensate sales	49,092	49,163
Other revenues	7,794	5,965
Total revenues	118,871	112,499
Costs and expenses:
Cost of natural gas and NGLs	30,182	30,882
Operation and maintenance	25,012	23,972
General and administrative	14,785	9,987
Depreciation and amortization	27,867	29,824
Transaction costs	7,791	302
Acquisition integration costs	40	1,502
Gain on asset sales, net	(27)	(68)
Long-lived asset impairment	67,916	—
Total costs and expenses	173,566	96,401
Other income (expense), net	(13)	56
Gain (loss) on interest rate swaps	2,590	(1,273)
Gain on sale of business	86,202	18
Gain on sale of equity method investment	126,261	—
Interest expense	(37,846)	(34,223)
Income (loss) before income taxes and equity method investment income	122,499	(19,324)
Income tax (expense) benefit	(210)	252
Income from equity method investees	10,638	4,909
Net income (loss)	$132,927	$(14,163)

Volume throughput (1):
Aggregate average daily throughput - natural gas (MMcf/d)	1,327	1,185
Aggregate average daily throughput - liquids (Mbbl/d)	74	74
________
(1)Excludes volume throughput for Ohio Gathering and Double E. For additional information, see the Northeast and Permian sections herein under the caption “Segment Overview for the Three Months Ended March 31, 2024 and 2023”.

Volumes – Gas. Natural gas throughput volumes increased 142 MMcf/d for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily reflecting:
•a volume throughput increase of 121 MMcf/d for the Northeast segment.
•a volume throughput increase of 25 MMcf/d for the Piceance segment.
•a volume throughput increase of 16 MMcf/d for the Rockies segment.
•a volume throughput decrease of 20 MMcf/d for the Barnett segment.
Volumes – Liquids. Crude oil and produced water throughput volumes at the Rockies segment remained consistent for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily as a result of 60 new well connections that came online subsequent to March 31, 2023, offset by natural production declines.
For additional information on volumes, see the "Segment Overview for the Three Months Ended March 31, 2024 and 2023" section herein.
Revenues. Total revenues increased $6.4 million during the three months ended March 31, 2024 compared to the three months ended March 31, 2023, comprised of a $4.6 million increase in gathering services and related fees, a $1.8 million increase in other revenue; offset by a $0.1 million decrease in natural gas, NGLs and condensate sales.
Gathering Services and Related Fees. Gathering services and related fees increased $4.6 million compared to the three months ended March 31, 2023, primarily reflecting:
•a $4.1 million increase in the Northeast, primarily due to increased volume throughput;
•a $1.3 million increase in the Piceance, primarily due to increased volume throughput;
•a $1.2 million increase in the Rockies, primarily due to increased volume throughput; offset by
•a $2.0 million decrease in the Barnett, primarily due to decreased volume throughput.
Natural Gas, NGLs and Condensate Sales. Natural gas, NGLs and condensate revenues decreased $0.1 million compared to the three months ended March 31, 2023.
Costs and Expenses. Total costs and expenses increased $77.2 million during the three months ended March 31, 2024 compared to the three months ended March 31, 2023.
Cost of Natural Gas and NGLs. Cost of natural gas and NGLs decreased $0.7 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023.
Operation and Maintenance. Operation and maintenance expense increased $1.0 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023.
Acquisition Integration Costs. Acquisition integration costs in 2023 were primarily related to costs associated with the ongoing integration of the 2022 DJ Acquisitions.
Long-lived asset impairments. During the quarterly period ended March 31, 2024, we recognized an impairment charge of $67.9 million in connection with the Mountaineer Transaction.
Interest Expense. Interest expense increased $3.6 million for the three months ended March 31, 2024, compared to three months ended March 31, 2023, primarily due to $6.3 million of increased borrowing costs on the recently issued 2026 Unsecured Notes, partially offset by $3.0 million of reduced interest expense as a result of the exchange and repurchase of $209.7 million of the 2025 Senior Notes that occurred in November 2023.

Segment Overview for the Three Months Ended March 31, 2024 and 2023
Northeast.
Volume throughput for the Northeast reportable segment follows.

	Northeast
	Three Months Ended March 31,
	2024	2023	Percentage Change
Average daily throughput (MMcf/d)	712	591	20%
Average daily throughput (MMcf/d) (Ohio Gathering)	849	636	33%
On March 22, 2024, we completed the disposition of Summit Utica. Summit Utica is also the owner of our equity method investment, Ohio Gathering.
Volume throughput for the Northeast, excluding Ohio Gathering, increased 20% compared to the three months ended March 31, 2023, primarily due to 29 well connections that came online subsequent to March 31, 2023, partially offset by natural production declines as well as the disposition of Summit Utica as discussed above.
Volume throughput for the Ohio Gathering system increased 33%, compared to the three months ended March 31, 2023, primarily as a result of 43 new well connections that came online subsequent to March 31, 2023, partially offset by natural production declines as well as the disposition of Summit Utica as discussed above, which owns an interest in the Ohio Gathering System.
Financial data for our Northeast reportable segment follows.

	Northeast
	Three Months Ended March 31,
	2024	2023	Percentage Change
	(In thousands)
Revenues:
Gathering services and related fees	$16,853	$12,755	32%
Total revenues	16,853	12,755	32%
Costs and expenses:
Operation and maintenance	1,893	2,085	(9%)
General and administrative	201	210	(4%)
Depreciation and amortization	4,248	4,453	(5)%
Long-lived asset impairment	67,916	—	*
Total costs and expenses	74,258	6,748	*
Add:
Depreciation and amortization	4,248	4,453
Adjustments related to capital reimbursement activity	(20)	(20)
Long-lived asset impairment	67,916	—
Proportional adjusted EBITDA for Ohio Gathering (1)	14,282	7,414	93%
Segment adjusted EBITDA	$29,021	$17,854	63%
* Not considered meaningful
(1)The Partnership records financial results of its investment in Ohio Gathering on a one-month lag based on financial information available to us during the reporting period. With the divestiture of Ohio Gathering in March 2024, proportional adjusted EBITDA includes financial results from December 1, 2023 through March 22, 2024 ($2.5 million for March 1, 2024 - March 22, 2024).
Three months ended March 31, 2024. Segment adjusted EBITDA increased $11.2 million, compared to the three months ended March 31, 2023 primarily as the result of an increase of $6.9 million, in proportional adjusted EBITDA from Ohio Gathering during the three months ended March 31, 2024, as well as an increase in gathering services and related fees. These results were partially offset by the disposition of Summit Utica on March 22, 2024.

Rockies.
Volume throughput for our Rockies reportable segment follows.

	Rockies
	Three Months Ended March 31,
	2024	2023	Percentage Change
Aggregate average daily throughput - natural gas (MMcf/d)	124	108	15%
Aggregate average daily throughput - liquids (Mbbl/d)	74	74	*
Natural gas. Natural gas volume throughput increased 15% compared to the three months ended March 31, 2023, primarily reflecting 120 new well connections that came online subsequent to March 31, 2023, partially offset by winter related interruptions which occurred during the first quarter of 2024.
For the three months ended March 31, 2024 and 2023, costs of natural gas and NGLs includes $11.2 million and $10.9 million, respectively, of gathering fees collected under percentage of proceeds arrangements.
Liquids. Liquids volume throughput remained consistent compared to the three months ended March 31, 2023, primarily associated with 60 new well connections that came online subsequent to March 31, 2023 offset by natural production declines.
Financial data for our Rockies reportable segment follows.

	Rockies
	Three Months Ended March 31,
	2024	2023	Percentage Change
	(In thousands)
Revenues:
Gathering services and related fees	$16,516	$15,303	8%
Natural gas, NGLs and condensate sales	47,970	47,329	1%
Other revenues	4,108	2,619	57%
Total revenues	68,594	65,251	5%
Costs and expenses:
Cost of natural gas and NGLs	29,808	29,808	*
Operation and maintenance	13,012	12,069	8%
General and administrative	1,431	673	113%
Depreciation and amortization	8,945	8,378	7%
Integration costs	—	411	*
Gain on asset sales, net	(19)	(57)	(67%)
Total costs and expenses	53,177	51,282	4%
Add:
Depreciation and amortization	8,945	8,378
Integration costs	—	411
Adjustments related to capital reimbursement activity	(1,469)	404
Gain on asset sales, net	(19)	(57)
Other	—	25
Segment adjusted EBITDA	$22,874	$23,130	*
* Not considered meaningful
Three months ended March 31, 2024. Segment adjusted EBITDA remained consistent, compared to the three months ended March 31, 2023.

Permian.
Volume throughput for our Permian reportable segment follows.

	Permian
	Three Months Ended March 31,
	2024	2023	Percentage Change
Average daily throughput (MMcf/d) (Double E)	467	264	77%
Volume throughput for Double E increased 77% compared to the three months ended March 31, 2023.
The following table presents the MVC quantities that Double E’s shippers have contracted to with firm transportation service agreements and related negotiated rate agreements. This table excludes two new firm transportation agreements executed during the fourth quarter of 2023 and first half of 2024 with large independent oil and gas exploration and production companies aggregating to 115,000 MMBTU/day. The firm transportation agreements contain 10 year contract terms and commence upon the completion of in service construction activities or other contractual start dates:

(Amounts in MMBTU/day)	Weighted average MVC quantities for the year ended December 31,
2024	986,803
2025	1,000,000
2026	1,000,000
2027	1,000,000
2028	1,000,000
2029	1,000,000
2030	1,000,000
2031	879,452
Financial data for our Permian reportable segment follows.

	Permian
	Three Months Ended March 31,
	2024	2023	Percentage Change
	(In thousands)
Revenues:
Other revenues	910	893	2%
Total revenues	910	893	2%
Costs and expenses:
General and administrative	36	44	(18)%
Total costs and expenses	36	44	(18)%
Add:
Proportional adjusted EBITDA for Double E	6,391	4,224	51%
Segment adjusted EBITDA	$7,265	$5,073	43%
*Not considered meaningful
Three months ended March 31, 2024. Segment adjusted EBITDA increased $2.2 million compared to the three months ended March 31, 2023, primarily as a result of an increase in proportional adjusted EBITDA from our equity method investment in Double E.

Piceance.
Volume throughput for our Piceance reportable segment follows.

	Piceance
	Three Months Ended March 31,
	2024	2023	Percentage Change
Aggregate average daily throughput (MMcf/d)	312	287	9%
Volume throughput increased 9% compared to the three months ended March 31, 2023 primarily as a result of 48 new well connections that came online subsequent to March 31, 2023, partially offset by natural production declines.
Financial data for our Piceance reportable segment follows.

	Piceance
	Three Months Ended March 31,
	2024	2023	Percentage Change
	(In thousands)
Revenues:
Gathering services and related fees	$20,387	$19,119	7%
Natural gas, NGLs and condensate sales	948	1,641	(42)%
Other revenues	1,245	1,426	(13)%
Total revenues	22,580	22,186	2%
Costs and expenses:
Cost of natural gas and NGLs	374	1,074	(65)%
Operation and maintenance	5,672	5,749	(1)%
General and administrative	306	239	28%
Depreciation and amortization	10,468	12,881	(19%)
Gain on asset sales, net	(8)	(4)	100%
Total costs and expenses	16,812	19,939	(16)%
Add:
Depreciation and amortization	10,468	12,881
Adjustments related to capital reimbursement activity	(1,105)	(1,245)
Gain on asset sales, net	(8)	(4)
Other	110	104
Segment adjusted EBITDA	$15,233	$13,983	9%
________
*Not considered meaningful
Three months ended March 31, 2024. Segment adjusted EBITDA increased $1.3 million, compared to the three months ended March 31, 2023.

Barnett.
Volume throughput for our Barnett reportable segment follows.

	Barnett
	Three Months Ended March 31,
	2024	2023	Percentage Change
Average daily throughput (MMcf/d)	179	199	(10%)
Volume throughput decreased 10% compared to the three months ended March 31, 2023, primarily due to temporary production curtailments associated with reductions in commodity pricing, partially offset by 14 wells that came online subsequent to March 31, 2023.
Financial data for our Barnett reportable segment follows.

	Barnett
	Three Months Ended March 31,
	2024	2023	Percentage Change
	(In thousands)
Revenues:
Gathering services and related fees	$8,229	$10,194	(19%)
Natural gas, NGLs and condensate sales	174	193	(10%)
Other revenues (1)	1,457	1,064	37%
Total revenues	9,860	11,451	(14%)
Costs and expenses:
Operation and maintenance	4,376	4,069	8%
General and administrative	291	265	10%
Depreciation and amortization	3,820	3,805	*
Total costs and expenses	8,487	8,139	4%
Add:
Depreciation and amortization	4,055	4,039
Adjustments related to capital reimbursement activity	(328)	(324)
Segment adjusted EBITDA	$5,100	$7,027	(27)%
________
*Not considered meaningful
(1)Includes the amortization expense associated with our favorable gas gathering contracts as reported in Other revenues.
Three months ended March 31, 2024. Segment adjusted EBITDA decreased $1.9 million, compared to the three months ended March 31, 2023, primarily as a result of decreased throughput described above.

Corporate and Other Overview for the Three Months Ended March 31, 2024 and 2023
Corporate and Other represents those results that are not specifically attributable to a reportable segment or that have not been allocated to our reportable segments, including certain general and administrative expense items, transaction costs, acquisition integration costs and interest expense. Corporate and Other includes intercompany eliminations.

	Corporate and Other
	Three Months Ended March 31,
	2024	2023	Percentage Change
	(In thousands)
Costs and expenses:
General and administrative	12,520	8,556	46%
Transaction costs	7,791	302	*
Interest expense	37,846	34,223	11%
________
* Not considered meaningful
General and administrative. General and administrative expenses increased by $4.0 million, compared to the three months ended March 31, 2023, primarily due to increased employee salaries and benefit expense.
Transaction costs. Transaction costs in 2024 are primarily related to the Utica Sale that closed on March 22, 2024.
Interest expense. Interest expense increased $3.6 million for the three months ended March 31, 2024, compared to three months ended March 31, 2023, primarily due to $6.3 million of increased borrowing costs on the recently issued 2026 Unsecured Notes, partially offset by $3.0 million of reduced interest expense as a result of the exchange and repurchase of $209.7 million of the 2025 Senior Notes that occurred in November 2023.
Liquidity and Capital Resources
We rely primarily on internally generated cash flows as well as current cash balance and external financing sources, including commercial bank borrowings, and the issuance of debt, equity and preferred equity securities, and proceeds from potential asset divestitures to fund our capital expenditures. We believe that our ABL Facility and Permian Transmission Credit Facility, together with internally generated cash flows, current cash balance and access to debt or equity capital markets, will be adequate to finance our operations for the next twelve months without adversely impacting our liquidity.
We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of March 31, 2024, our material off-balance sheet arrangements and transactions include (i) letters of credit outstanding against our ABL Facility aggregating to $4.3 million, and (ii) letters of credit outstanding against our Permian Transmission Credit Facility aggregating to $10.5 million. There are no other transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of our capital resources.
As of March 31, 2024, we were in compliance with all covenants contained in the Senior Notes, the ABL Facility and the Permian Transmission Credit Facility. The ABL Facility requires that Summit Holdings not permit (i) the First Lien Net Leverage Ratio (as defined in the ABL Agreement) as of the last day of any fiscal quarter to be greater than 2.50:1.00, or (ii) the Interest Coverage Ratio (as defined in the ABL Agreement) for any fiscal quarter ending on or before December 31, 2024, (x) if no loans under the Credit Agreement are outstanding and unrestricted cash exceeds $200.0 million, 1.50:1.00 and (y) if any loans under the Credit Agreement are outstanding or unrestricted cash is less than such threshold, 1.75:1.00 and (b) thereafter, 1.90:1.00. As of March 31, 2024, the First Lien Net Leverage Ratio and Interest Coverage Ratio was -0.26:1.00 and 1.87:1.00, respectively.

ABL Facility. As of March 31, 2024, we had a $400.0 million revolving ABL Facility with a maturity date of May 1, 2026. As of March 31, 2024, there were no amounts outstanding under the ABL Facility and the available borrowing capacity totaled $383.7 million after giving effect to the issuance thereunder of $4.3 million of outstanding but undrawn irrevocable standby letters of credit and $12.0 million of commitment reserves.
2025 Senior Notes. In February 2017, the Co-Issuers co-issued $500.0 million of 5.75% senior unsecured notes maturing April 15, 2025 (the “2025 Senior Notes”). As of March 31, 2024, the outstanding balance of the 2025 Senior Notes was $49.8 million. The 2025 Senior Notes are senior, unsecured obligations and rank equally in right of payment with all of our existing and future senior obligations. The 2025 Senior Notes are effectively subordinated in right of payment to all of our secured indebtedness, to the extent of the collateral securing such indebtedness. As of March 31, 2024, the Co-Issuers could redeem all or part of the 2025 Senior Notes at a redemption price of 100.000%, plus accrued and unpaid interest, if any, to, but not including the redemption date.
2026 Secured Notes. In November 2021, we issued $700.0 million of the 2026 Secured Notes, at a price of 98.5% of face value. Additionally, in November 2022, we issued an additional $85.0 million of 2026 Secured Notes at a price of 99.26% of their face value. The Co-Issuers pay interest on the 2026 Secured Notes semi-annually on April 15 and October 15 of each year, and the 2026 Secured Notes are jointly and severally guaranteed, on a senior second-priority secured basis (subject to permitted liens), by us and each of our restricted subsidiaries that is an obligor under the ABL Facility, or under the 2025 Senior Notes on the issue date of the 2026 Secured Notes. As of March 31, 2024, the outstanding balance of the 2026 Secured Notes was $785.0 million.
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
Based on the amount of our Excess Cash Flow for the fiscal year ended 2023, on March 27, 2024, we commenced a cash tender offer to purchase up to $19.3 million aggregate principal amount of the outstanding 2026 Secured Notes at 100% of the principal amount plus accrued and unpaid interest. The cash flow offer expired on April 24, 2024 with $13.6 million tendered and validly accepted. Accordingly, $13.6 million of the 2026 Secured Notes is reflected as current debt in the March 31, 2024 unaudited condensed consolidated balance sheet.
As of April 1, 2024, we have not made offers to purchase in the required amount of $100.0 million and the interest rate on the 2026 Secured Notes increased an incremental 50 basis points to 9.50% effective on such date.
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
2026 Unsecured Notes. In November 2023, we issued a total of $209.5 million aggregate principal amount of 2026 Unsecured Notes in exchange for $180.0 million aggregate principal amount of the 2025 Senior Notes and $29.5 million in cash. As of March 31, 2024, the outstanding balance of the 2026 Unsecured Notes was $209.5 million. The 2026 Unsecured Notes bear interest at 12.00% and mature on October 15, 2026, in line with the maturity date of the 2026 Secured Notes. The 2026 Unsecured Notes are senior, unsecured obligations and rank equally in right of payment with all of our existing and future senior obligations. The 2026 Unsecured Notes are effectively subordinated in right of payment to all of our secured indebtedness, to the extent of the collateral securing such indebtedness. The Co-Issuers may redeem all or a part of the 2026 Unsecured Notes at a redemption price of (a) on or before April 15, 2025, 101.00%, and (b) after April 15, 2025, 102.00%, plus accrued and unpaid interest, if any, to, but not including the redemption date.
Cash Flows
The components of the net change in cash and cash equivalents were as follows:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Net cash provided by operating activities	$43,616	$49,695
Net cash provided by (used in) investing activities	608,629	(22,549)
Net cash used in financing activities	(320,846)	(17,394)
Net change in cash, cash equivalents and restricted cash	$331,399	$9,752
Operating activities.
Cash flows provided by operating activities for the three months ended March 31, 2024 primarily reflected:
•a net income of $132.9 million plus positive adjustments of $104.0 million for non-cash operating items; and
•a $14.7 million change in working capital accounts.
Cash flows provided by operating activities for the three months ended March 31, 2023 primarily reflected:
•a net loss of $14.2 million plus adjustments of $43.7 million for non-cash operating items; and
•a $20.1 million change in working capital accounts.
Investing activities.
Cash flows provided by investing activities during the three months ended March 31, 2024 primarily reflected:
•$332.7 million of cash inflows from the proceeds of the sale of our equity method investment;
•$292.3 million of cash inflows from the proceeds of the sale of Summit Utica; and
•$16.4 million of cash outflows for capital expenditures.
Cash flows used in investing activities during the three months ended March 31, 2023 primarily reflected:
•$16.4 million of cash outflows for capital expenditures; and
•$3.5 million for cash investments in the Double E Project.
Financing activities.
Cash flows used in financing activities during the three months ended March 31, 2024 primarily reflected:
•$313.0 million of cash outflows for repayments on the ABL Facility; and
•$3.8 million of cash outflows for repayments on the Permian Transmission Term Loan.
Cash flows used in financing activities during the three months ended March 31, 2023 primarily reflected:

•$13.0 million of cash outflows for repayments on the ABL Facility;
•$2.5 million of cash outflows for repayments on the Permian Transmission Term Loan.
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
For the three months ended March 31, 2024, cash paid for capital expenditures totaled $16.4 million which included $2.7 million of maintenance capital expenditures. For the three months ended March 31, 2024, we did not make any contributions to Double E and Ohio Gathering.
We rely primarily on internally generated cash flows, our current cash balance as well as external financing sources, including commercial bank borrowings and the issuance of debt, equity and preferred equity securities, and proceeds from potential asset divestitures to fund our capital expenditures. We believe that our internally generated cash flows, current cash balance, our ABL Facility and the Permian Transmission Credit Facility, and access to debt or equity capital markets, will be adequate to finance our operations for the next twelve months without adversely impacting our liquidity. .
We estimate that our 2024 capital program will range from $30.0 million to $40.0 million, including between $10.0 million and $15.0 million of maintenance capital expenditures. We estimate that our 2024 investment in our Double E equity method investee will be approximately $5.0 million.
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
Based on the amount of our Excess Cash Flow for the fiscal year ended 2023, on March 27, 2024, we commenced a cash tender offer to purchase up to $19.3 million aggregate principal amount of the outstanding 2026 Secured Notes at 100% of the principal amount plus accrued and unpaid interest. The cash flow offer expired on April 24, 2024 with $13.6 million tendered and validly accepted. Accordingly, $13.6 million of the 2026 Secured Notes is reflected as current debt in the March 31, 2024 unaudited condensed consolidated balance sheet.
As of April 1, 2024, we had not made offers to purchase in the required amount of $100.0 million and the interest rate on the 2026 Secured Notes increased an incremental 50 basis points to 9.50% effective on such date.

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
Off-Balance Sheet Arrangements
During the three months ended March 31, 2024, there were no material changes to the off-balance sheet obligations disclosed in our 2023 Annual Report.
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
On March 22, 2024, we completed the disposition of Summit Utica, to a subsidiary of MPLX LP. In connection with the disposition, the status of Summit Utica as guarantor subsidiary, was modified prior to the occurrence of the disposition.
The summarized financial information below presents the activities and balances of Summit Utica as guarantor subsidiaries for all summarized income statement periods and balance sheet dates presented in which they were owned by the Partnership. Summit Utica was not included in the Partnership’s balance sheet as of March 31, 2024.
A list of each of SMLP’s subsidiaries that is a guarantor, issuer or co-issuer of our registered securities subject to the reporting requirements in Release 33-10762 is filed as Exhibit 22.1 to this report.

Summarized Balance Sheet Information. Summarized balance sheet information as of March 31, 2024 and December 31, 2023 follows.

	March 31, 2024
	SMLP	Obligor Group
	(In thousands)
Assets
Current assets	$3,963	$411,806
Noncurrent assets	9,960	1,575,023

Liabilities
Current liabilities	$15,587	$124,283
Noncurrent liabilities	1,986	1,056,379

	December 31, 2023
	SMLP	Obligor Group
	(In thousands)
Assets
Current assets	$2,993	$93,035
Noncurrent assets	9,801	2,069,149

Liabilities
Current liabilities	$10,395	$104,694
Noncurrent liabilities	2,054	1,383,704
Summarized Statements of Operations Information. For the purposes of the following summarized statements of operations, we allocate a portion of general and administrative expenses recognized at the SMLP parent to the Obligor Group to reflect what those entities' results would have been had they operated on a stand-alone basis. Summarized statements of operations for the three months ended March 31, 2024 and for the year ended December 31, 2023 follow.

	Three Months Ended March 31, 2024
	SMLP	Obligor Group
	(In thousands)
Total revenues	$—	$115,168
Total costs and expenses	8,477	162,711
Income (loss) before income taxes and income from equity method investees	(8,477)	130,202
Income from equity method investees	—	7,039
Net income (loss)	$(8,687)	$137,241

	Year Ended December 31, 2023
	SMLP	Obligor Group
	(In thousands)
Total revenues	$—	$451,032
Total costs and expenses	3,882	373,245
Loss before income taxes and income from equity method investees	(3,661)	(60,615)
Income from equity method investees	—	22,922
Net loss	$(3,983)	$(37,693)
Critical Accounting Estimates
We prepare our financial statements in accordance with GAAP. These principles are established by the FASB. We employ methods, estimates and assumptions based on currently available information when recording transactions resulting from business operations. There have been no significant changes to our critical accounting estimates from those disclosed on Form 10-K for the fiscal year ended December 31, 2023.

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
•the extent and success of our customers' drilling and completion efforts, as well as the quantity of natural gas, crude oil, freshwater deliveries, and produced water volumes produced within proximity of our assets;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our interest rate risk exposure, which is largely related to our indebtedness, has not changed materially since December 31, 2023. As of March 31, 2024, we had approximately $1.0 billion principal of fixed-rate debt, nil outstanding under our variable rate ABL Facility and $141.1 million outstanding under the variable rate Permian Transmission Term Loan (see Note 8 - Debt). As of March 31, 2024, we had $126.9 million of interest rate exposure hedged to offset the impact of changes in interest rates on our Permian Transmission Term Loan. While existing fixed-rate debt mitigates the downside impact of fluctuations in interest rates, future issuances of long-term debt could be impacted by increases in interest rates, which could result in higher overall interest costs. In addition, the borrowings under our ABL Facility, which have a variable interest rate, also expose us to the risk of increasing interest rates. For additional information, see the "Interest Rate Risk" section included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the 2023 Annual Report and updates to our risk factors included herein.
Commodity Price Risk
We generate a majority of our revenues pursuant to primarily long-term and fee-based gathering agreements, many of which include MVCs and areas of mutual interest. Our direct commodity price exposure relates to (i) the sale of physical natural gas and/or NGLs purchased under percentage-of-proceeds and other processing arrangements with certain of our customers in the Rockies and Piceance segments, (ii) the sale of natural gas we retain from certain Barnett segment customers and (iii) the sale of condensate we retain from certain gathering services in the Piceance segment. Our gathering agreements with certain Barnett customers permit us to retain a certain quantity of natural gas that we sell to offset the power costs we incur to operate our electric-drive compression assets. We manage our direct exposure to natural gas and power prices through the use of forward power purchase contracts with wholesale power providers that require us to purchase a fixed quantity of power at a fixed heat rate based on prevailing natural gas prices on the Henry Hub Index. We sell retainage natural gas at prices that are based on the Atmos Zone 3 Index. By basing the power prices on a system and basin-relevant market, we are able to closely associate the relationship between the compression electricity expense and natural gas retainage sales. We do not enter into risk management contracts for speculative purposes. Our current commodity price risk exposure has not changed materially since December 31, 2023. For additional information, see the "Commodity Price Risk" section included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the 2023 Annual Report.
Item 4. Controls and Procedures.
Under the direction of our General Partner's Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of March 31, 2024 and (ii) no change in internal control over financial reporting occurred during the quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On December 6, 2021, the U.S. District Court accepted the Plea Agreement. This Global Settlement resulted in losses amounting to $36.3 million and will be paid over five to six years, of which we have paid principal amounts of $14.7 million as of March 31, 2024.
Sage Natural Resources. In July 2022, the Partnership’s subsidiary DFW Midstream filed a petition in the District Court of Dallas County, Texas seeking payment, before costs and interest, of approximately $1.0 million in electric power costs for gathering services provided to Sage Natural Resources, LLC (“Sage”) in 2021-2022. Sage has denied the amounts are owed and has filed counterclaims seeking damages and other relief for DFW Midstream’s alleged breaches of the gathering agreement. The issues in this case arose from events in February 2021 impacting the oil and gas industry in the Barnett during Winter Storm Uri. A non-jury trial is currently scheduled for August 2024, and we are unable to predict the final outcome of this matter.

Item 1A. Risk Factors.
The risk factors contained in the Item 1A. Risk Factors of the 2023 Annual Report are incorporated herein by reference except to the extent they address risks arising from or relating to the failure of events described therein to occur, which events have since occurred.
Item 5. Other Information.
Mountaineer Disposition
On May 1, 2024, Mountaineer Midstream, a wholly owned subsidiary of the Partnership, closed the sale (the “Mountaineer Sale”) of its operated gathering system, the Mountaineer Midstream System, to Antero Midstream LLC (“Antero”) for a cash sale price of $70.0 million, subject to customary closing adjustments, pursuant to a purchase and sale agreement between Mountaineer Midstream and Antero, and solely for the purpose of unconditionally and irrevocably guaranteeing the payment and performance of all of Mountaineer Midstream’s obligations under the agreement, the Partnership, and its wholly owned subsidiary, Summit Midstream Holdings, LLC. Under the agreement, Mountaineer Midstream has agreed to customary indemnification obligations for breaches of covenants, warranties, and representations, including environmental representations.
The Mountaineer Midstream system, located within the Marcellus shale, is in Doddridge and Harrison counties in West Virginia.
The Partnership intends to use the proceeds from the Mountaineer Sale for general partnership purposes or future acquisitions. In addition, a subsidiary of the Partnership has agreed to provide customary transition services to Antero for an initial period of 60 days, unless terminated or otherwise extended.
The foregoing summary of the Purchase agreement is not complete and is qualified in its entirety by reference to the full and complete Purchase agreement, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.
See the unaudited condensed consolidated proforma financial information of the Partnership filed as exhibit 99.1 to this Quarterly Report on form 10-Q.

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
Purchase and Sale Agreement, dated May 1, 2024, by and among Mountaineer Midstream Company, LLC, as Seller, and Antero Midstream LLC, as Buyer, and for the limited purposes expressly set forth thereto, Summit Midstream Partners, LP

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

99.1	+
The unaudited pro forma condensed consolidated balance sheet as of March 31, 2024 and the unaudited pro forma condensed consolidated statements of operations for the year ended December 31, 2023 and the three-months ended March 31, 2024

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

Summit Midstream Partners, LP
(Registrant)

By: Summit Midstream GP, LLC (its General Partner)

May 6, 2024	/s/ WILLIAM J. MAULT
William J. Mault, Executive Vice President and Chief Financial Officer (Principal Financial Officer)