Form 10-Q
period 2024-06-30
Summit Midstream Partners, LP
filed 2024-08-09
CIK 1549922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Not applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Units	SMLP	New York Stock Exchange	*
* The registrant’s Common Units are currently registered pursuant to Section 12(b) of the Act. On August 1, 2024, the New York Stock Exchange filed a Form 25-NSE with the United States Securities and Exchange Commission, which will delist the Common Units from the New York Stock Exchange on August 11, 2024.
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

EXPLANATORY NOTE
On May 31, 2024, Summit Midstream Partners, LP (the “Partnership”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Summit Midstream Corporation (“New Summit”), Summit SMC NewCo, LLC (“Merger Sub”), a wholly-owned subsidiary of New Summit, the Partnership and Summit Midstream GP, LLC, the general partner of the Partnership. Upon the terms and subject to the conditions set forth in the Merger Agreement, on August 1, 2024 (the closing date of the Corporate Reorganization, as defined below), Merger Sub merged with and into the Partnership, with the Partnership continuing as the surviving entity and a wholly-owned subsidiary of New Summit (the “Corporate Reorganization”). The Partnership remains a wholly-owned subsidiary of New Summit as of the date of this filing.
On August 1, 2024, the New York Stock Exchange (“NYSE”) filed a Form 25-NSE with the U.S. Securities and Exchange Commission to remove the common units representing limited partner interests in the Partnership from listing on the NYSE. Following the filing of this Form 10-Q, the Partnership expects to file a Form 15 to suspend its remaining reporting obligations under the Securities Exchange Act of 1934, as amended. Unless otherwise specified herein, all information in this report is provided as of June 30, 2024.

COMMONLY USED OR DEFINED TERMS

2015 Blacktail Release	a 2015 rupture of our four-inch produced water gathering pipeline near Williston, North Dakota
2022 DJ Acquisitions	the acquisition of Outrigger DJ Midstream LLC from Outrigger Energy II LLC, and each of Sterling Energy Investments LLC, Grasslands Energy Marketing LLC and Centennial Water Pipelines LLC from Sterling Investment Holdings LLC

2025 Senior Notes	Summit Holdings' and Finance Corp.’s 5.75% senior unsecured notes due April 2025
2026 Secured Notes	Summit Holdings' and Finance Corp.’s 8.500% senior secured second lien notes due October 2026
2026 Secured Notes Indenture	Indenture, dated as of November 2, 2021, by and among Summit Holdings, Finance Corp., the guarantors party thereto and Regions Bank, as trustee
2026 Unsecured Notes	Summit Holdings’ and Finance Corp.’s 12.00% senior unsecured notes due October 2026
2029 Notes	Summit Holdings’ 8.625% Senior Secured Second Lien Notes due October 2029
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

ABL Facility	the asset-based lending credit facility governed by the ABL Agreement
ASU	Accounting Standards Update
Bcf/d	one billion cubic feet per day
Board of Directors	the board of directors of our General Partner
Co-Issuers	Summit Holdings and Finance Corp., as co-issuers of the 2025 Senior Notes, the 2026 Unsecured Notes and the 2026 Secured Notes
condensate	a natural gas liquid with a low vapor pressure, mainly composed of propane, butane, pentane and heavier hydrocarbon fractions
Corporate Reorganization	the August 1, 2024 consummation of a transaction that resulted in the Partnership becoming a wholly owned subsidiary of a newly formed Delaware corporation, Summit Midstream Corporation (taxed as a C-corporation)

DFW Midstream	DFW Midstream Services LLC
DJ Basin	Denver-Julesburg Basin
Double E	Double E Pipeline, LLC

Double E Pipeline	a 135 mile, 1.35 Bcf/d, FERC-regulated interstate natural gas transmission pipeline that commenced operations in November 2021 and provides transportation service from multiple receipt points in the Delaware Basin to various delivery points in and around the Waha hub in Texas

Double E Project	the development and construction of the Double E Pipeline
EPA	Environmental Protection Agency
EPU	earnings or loss per unit
FASB	Financial Accounting Standards Board
Finance Corp.	Summit Midstream Finance Corp.
fracking	the process of injecting liquid at high pressure into subterranean rocks, boreholes, etc. so as to force open existing fissures and extract oil or gas
frac-protect activities	activities that are designed to protect existing hydrocarbon wells from harm by shutting in existing hydrocarbon production until new well activities have concluded
GAAP	accounting principles generally accepted in the United States of America
General Partner	Summit Midstream GP, LLC
GP	general partner
Grand River	Grand River Gathering, LLC
Guarantor Subsidiaries
Grand River, DFW Midstream, Summit Marketing, OpCo, Meadowlark Midstream, Summit Permian II, LLC, Epping Transmission Company, LLC, Red Rock Gathering, Polar Midstream, LLC, Summit Niobrara, Grasslands Energy Marketing LLC, Summit DJ-O, LLC, Summit DJ-O Operating, LLC, and Summit DJ-S, LLC.

Hub	geographic location of a storage facility and multiple pipeline interconnections
Mbbl/d	one thousand barrels per day
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
Meadowlark Midstream	Meadowlark Midstream Company, LLC
MMBTU	metric million British thermal units
MMcf/d	one million cubic feet per day
Mountaineer Midstream	Mountaineer Midstream Company, LLC
MVC	minimum volume commitment
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

Senior Notes	The 2025 Senior Notes, the 2026 Unsecured Notes and the 2026 Secured Notes, collectively
Series A Preferred Units	Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units issued by the Partnership
shortfall payment	the payment received from a counterparty when its volume throughput does not meet its MVC for the applicable period
SMLP	Summit Midstream Partners, LP
SMLP LTIP	SMLP 2022 Long-Term Incentive Plan

SOFR	Secured Overnight Financing Rate
Subsidiary Series A Preferred Units	Series A Fixed Rate Cumulative Redeemable Preferred Units issued by Permian Holdco
Summit Holdings	Summit Midstream Holdings, LLC
Summit Investments	Summit Midstream Partners, LLC
Summit Marketing	Summit Midstream Marketing, LLC
Summit Niobrara	Summit Midstream Niobrara, LLC
Summit Permian II	Summit Midstream Permian II, LLC
Summit Permian Transmission	Summit Permian Transmission, LLC
Summit Utica	Summit Midstream Utica, LLC
the Partnership	Summit Midstream Partners, LP and its subsidiaries
the Partnership Agreement	the Fourth Amended and Restated Agreement of Limited Partnership of the Partnership dated May 28, 2020, as amended
throughput volume	the volume of natural gas, crude oil or produced water gathered, transported or passing through a pipeline, plant or other facility during a particular period; also referred to as volume throughput
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(In thousands, except unit amounts)
ASSETS
Cash and cash equivalents	$156,008	$14,044
Restricted cash	4,208	2,601
Accounts receivable	55,991	76,275
Other current assets	5,227	5,502
Total current assets	221,434	98,422
Property, plant and equipment, net	1,366,522	1,698,585
Intangible assets, net	143,735	175,592
Investment in equity method investees	271,622	486,434
Other noncurrent assets	29,625	35,165
TOTAL ASSETS	$2,032,938	$2,494,198

LIABILITIES AND CAPITAL
Trade accounts payable	$19,090	$22,714
Accrued expenses	32,494	32,377
Deferred revenue	8,305	10,196
Ad valorem taxes payable	4,819	8,543
Accrued compensation and employee benefits	4,943	6,815
Accrued interest	16,160	19,298
Accrued environmental remediation	1,764	1,483
Accrued settlement payable	6,667	6,667
Current portion of long-term debt	65,708	15,524
Other current liabilities	6,695	10,395
Total current liabilities	166,645	134,012
Long-term debt, net	861,676	1,455,166
Noncurrent deferred revenue	29,496	30,085
Noncurrent accrued environmental remediation	1,198	1,454
Other noncurrent liabilities	21,839	30,266
TOTAL LIABILITIES	1,080,854	1,650,983
Commitments and contingencies (Note 14)

Mezzanine Capital
Subsidiary Series A Preferred Units (93,039 units issued and outstanding at June 30, 2024 and December 31, 2023)	129,032	124,652

Partners' Capital
Series A Preferred Units (65,508 units issued and outstanding at June 30, 2024 and December 31, 2023)	103,426	96,893
Common limited partner capital (10,648,685 and 10,376,189 units issued and outstanding at June 30, 2024 and December 31, 2023, respectively)	719,626	621,670
Total partners' capital	823,052	718,563
TOTAL LIABILITIES AND CAPITAL	$2,032,938	$2,494,198
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands, except per-unit amounts)
Revenues:
Gathering services and related fees	$45,213	$57,086	$107,198	$114,457
Natural gas, NGLs and condensate sales	47,959	36,082	97,051	85,245
Other revenues	8,143	4,725	15,937	10,690
Total revenues	101,315	97,893	220,186	210,392
Costs and expenses:
Cost of natural gas and NGLs	29,619	19,975	59,801	50,857
Operation and maintenance	23,440	25,158	48,452	49,130
General and administrative	14,164	10,812	28,949	20,799
Depreciation and amortization	23,917	30,132	51,784	59,956
Transaction costs	3,271	480	11,062	782
Acquisition integration costs	—	723	40	2,225
(Gain) loss on asset sales, net	34	(75)	7	(143)
Long-lived asset impairments	20	455	67,936	455
Total costs and expenses	94,465	87,660	268,031	184,061
Other income, net	2,131	1,006	2,118	1,062
Gain on interest rate swaps	920	3,268	3,510	1,995
Gain (loss) on sale of business	(2,192)	(54)	84,010	(36)
Gain on sale of Ohio Gathering	—	—	126,261	—
Interest expense	(31,457)	(35,175)	(69,303)	(69,398)
Loss on early extinguishment of debt	(4,964)	—	(4,964)	—
Income (loss) before income taxes and equity method investment income	(28,712)	(20,722)	93,787	(40,046)
Income tax benefit	654	—	444	252
Income from equity method investees	4,280	7,182	14,918	12,091
Net income (loss)	$(23,778)	$(13,540)	$109,149	$(27,703)
Less: Net income attributable to Subsidiary Series A Preferred Units	(3,866)	(3,496)	(7,636)	(5,242)
Net income (loss) attributable to Summit Midstream Partners, LP	$(27,644)	$(17,036)	$101,513	$(32,945)
Less: net income attributable to Series A Preferred Units	(3,313)	(2,799)	(6,533)	(5,438)
Net income (loss) attributable to common limited partners	$(30,957)	$(19,835)	$94,980	$(38,383)
Net income (loss) per limited partner unit:
Common unit – basic	$(2.91)	$(1.91)	$9.00	$(3.73)
Common unit – diluted	$(2.91)	$(1.91)	$8.57	$(3.73)

Weighted-average limited partner units outstanding:
Common units – basic	10,649	10,369	10,549	10,291
Common units – diluted	10,649	10,369	11,081	10,291
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

	Partners' Capital
	Series A Preferred Units	Common Limited Partners Capital	Total
	(In thousands)
Partners' capital, December 31, 2023	$96,893	$621,670	$718,563
Net income	3,220	125,937	129,157
Unit-based compensation	—	2,772	2,772
Tax withholdings and associated payments on vested SMLP LTIP awards	—	(1,878)	(1,878)
Partners' capital, March 31, 2024	$100,113	$748,501	$848,614
Net income (loss)	3,313	(30,957)	(27,644)
Unit-based compensation	—	2,086	2,086
Tax withholdings and associated payments on vested SMLP LTIP awards	—	(4)	(4)
Partners' capital, June 30, 2024	$103,426	$719,626	$823,052

	Partners' Capital
	Series A Preferred Units	Common Limited Partners Capital	Total
	(In thousands)
Partners' capital, December 31, 2022	$85,327	$679,491	$764,818
Net income (loss)	2,639	(18,548)	(15,909)
Unit-based compensation	—	1,929	1,929
Tax withholdings and associated payments on vested SMLP LTIP awards	—	(1,136)	(1,136)
Partners' capital, March 31, 2023	$87,966	$661,736	$749,702
Net income (loss)	2,799	(19,835)	$(17,036)
Unit-based compensation	—	1,833	1,833
Tax withholdings and associated payments on vested SMLP LTIP awards	—	(148)	(148)
Partners' capital, June 30, 2023	$90,765	$643,586	$734,351
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2024	2023
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$109,149	$(27,703)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	52,254	60,425
Noncash lease expense	1,705	2,827
Amortization of debt issuance costs	6,903	6,325
Unit-based and noncash compensation	4,858	3,762
Income from equity method investees	(14,918)	(12,091)
Distributions from equity method investees	23,659	23,904
Interest income and other	(2,498)	(175)
Loss on early extinguishment of debt	4,964	—
Gain on sale of business	(84,010)	—
Gain on sale of equity method investment	(126,261)	—
Unrealized (gain) loss on interest rate swaps	(853)	423
Long-lived asset impairment	67,936	455
Changes in operating assets and liabilities:
Accounts receivable	14,462	14,783
Trade accounts payable	(6,076)	81
Accrued expenses	(702)	(1,429)
Deferred revenue, net	(2,153)	(2,331)
Ad valorem taxes payable	(3,724)	(4,247)
Accrued interest	(3,138)	1,049
Accrued environmental remediation, net	26	(556)
Other, net	(10,610)	(13,862)
Net cash provided by operating activities	30,973	51,640
Cash flows from investing activities:
Capital expenditures	(26,920)	(32,178)
Proceeds from Summit Utica Sale (excluding Ohio Gathering)	292,266	—
Proceeds from sale of Ohio Gathering	332,734	—
Proceeds from Mountaineer Transaction	70,000	—
Proceeds from asset sale	4,400	128
Investment in Double E equity method investee	(442)	(3,500)
Other, net	—	(2,667)
Net cash provided by (used in) investing activities	672,038	(38,217)
Cash flows from financing activities:
Debt repayments - ABL Facility	(313,000)	(37,000)
Debt repayments - Redemption of 2026 Unsecured Notes	(209,510)	—
Debt repayments - 2026 Secured Notes (Excess Cash Flow Offer)	(13,626)	—
Debt repayments - 2026 Secured Notes (Asset Sale Offer)	(6,910)	—
Debt repayments - Permian Transmission Term Loan	(7,621)	(5,120)
Borrowings on ABL Facility	—	35,000
Distributions on Subsidiary Series A Preferred Units	(3,256)	(3,256)
Debt extinguishment costs	(2,095)	—
Debt issuance costs	—	(168)
Other, net	(3,422)	(1,533)
Net cash used in financing activities	(559,440)	(12,077)
Net change in cash, cash equivalents and restricted cash	143,571	1,346
Cash, cash equivalents and restricted cash, beginning of period	16,645	13,531
Cash, cash equivalents and restricted cash, end of period	$160,216	$14,877
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
Business Operations. The Partnership provides natural gas gathering, compression, treating and processing services as well as crude oil and produced water gathering services pursuant to primarily long-term, fee-based agreements with its customers. In addition to these services, the Partnership also provides freshwater delivery services pursuant to short-term agreements with customers. The Partnership’s results are primarily driven by the volumes of natural gas that it gathers, compresses, treats and/or processes as well as by the volumes of crude oil and produced water that it gathers. As of June 30, 2024, other than the Partnership’s investment in Double E, all of its business activities are conducted through wholly owned operating subsidiaries.
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

3. DIVESTITURES
Summit Utica Sale. On March 22, 2024, the Partnership completed the disposition of Summit Utica, LLC (“Summit Utica”) to a subsidiary of MPLX LP (“MPLX”) for a cash sale price of $625.0 million, subject to customary post-closing adjustments (the “Utica Sale”). Summit Utica was the owner of (i) approximately 36% of the issued and outstanding equity interests in OGC, (ii) approximately 38% of the issued and outstanding equity interests in OCC, together with OGC, Ohio Gathering and (iii) midstream assets located in the Utica Shale. Ohio Gathering was the owner of a natural gas gathering system and condensate stabilization facility located in Belmont and Monroe counties in the Utica Shale in southeastern Ohio.
During the quarterly period ended March 31, 2024, the Partnership recognized a total gain on the disposition of Summit Utica of $212.5 million based on total cash proceeds received of $625.0 million and net assets sold of $412.5 million. A portion of the cash proceeds was used to reduce amounts outstanding under the ABL Facility and pay the costs and expenses in connection with the Asset Sale Offer (as defined below) (see Note 8 - Debt, for additional information) and are subject to final working capital adjustments.
The $625.0 million sale price did not discretely list values for either OGC, OCC or the Partnership’s midstream assets located in the Utica Shale. Using fair value methods allowed by GAAP, the Partnership derived a preliminary fair value estimate for the disposed assets and then determined the appropriate gain recognition amount for each disposal to include in its unaudited condensed consolidated financial statements. The estimated fair values were determined utilizing a discounted cash flow technique based on estimated revenues, costs, capital expenditures and an appropriate discount rate. Given the unobservable nature of the inputs, the fair value measurement is deemed to use Level 3 inputs. These fair value estimates are preliminary, and subject to change and such changes could be material. Based on these preliminary fair values, the Partnership recognized a gain on the disposition of the Utica midstream business of $85.6 million, which is recorded within gain on sale of business in the unaudited condensed consolidated statements of operations, and a gain of $126.3 million related to the disposition of Ohio Gathering, which is recorded within gain on sale of Ohio Gathering in the unaudited condensed consolidated statements of operations.
Mountaineer Midstream System. On May 1, 2024, the Partnership completed the sale of its Mountaineer Midstream system, to Antero Midstream LLC for a cash sale price of $70.0 million, subject to customary post-closing adjustments (the “Mountaineer Transaction”). Mountaineer Midstream was the owner of midstream assets located in the Marcellus Shale. Prior to closing the Mountaineer Transaction, the Partnership sold related compression assets located in the Marcellus Shale to a compression service provider for cash consideration of approximately $5 million in April 2024.
During the three months ended March 31, 2024, the Partnership recognized an impairment of $68 million in connection with the Mountaineer Transaction and the sale of compression assets based on their estimated fair value and net assets of approximately $143 million.
4. REVENUE
The following table presents estimated revenue, as of June 30, 2024, expected to be recognized during the remainder of 2024 and over the remaining contract period related to performance obligations that are unsatisfied and are comprised of estimated MVC shortfall payments.

(In thousands)	2024	2025	2026	2027	2028	Thereafter

Gathering services and related fees	$23,926	$37,249	$26,112	$7,685	$5,137	$—
Revenue by category. In the following tables, revenue is disaggregated by geographic area and major products and services. For more detailed information about reportable segments, see Note 15 – Segment Information.

	Three Months Ended June 30, 2024
	Gathering services and related fees	Natural gas, NGLs and condensate sales	Other revenues	Total
	(In thousands)
Reportable Segments:
Northeast	$1,998	$—	$—	$1,998
Rockies	16,323	47,214	3,321	66,858
Permian	—	—	911	911
Piceance	18,063	666	1,234	19,963
Barnett	8,829	79	2,026	10,934
Total reportable segments	45,213	47,959	7,492	100,664
Corporate and other	—	—	651	651
Total	$45,213	$47,959	$8,143	$101,315

	Six Months Ended June 30, 2024
	Gathering services and related fees	Natural gas, NGLs and condensate sales	Other revenues	Total
	(In thousands)
Reportable Segments:
Northeast	$18,851	$—	$—	$18,851
Rockies	32,839	95,184	7,429	135,452
Permian	—	—	1,821	1,821
Piceance	38,450	1,614	2,479	42,543
Barnett	17,058	253	3,483	20,794
Total reportable segments	107,198	97,051	15,212	219,461
Corporate and other	—	—	725	725
Total	$107,198	$97,051	$15,937	$220,186

	Three Months Ended June 30, 2023
	Gathering services and related fees	Natural gas, NGLs and condensate sales	Other revenues	Total
	(In thousands)
Reportable Segments:
Northeast	$12,805	$—	$—	$12,805
Rockies	14,909	34,575	725	50,209
Permian	—	—	892	892
Piceance	20,014	1,335	1,373	22,722
Barnett	9,358	172	1,736	11,266
Total reportable segments	57,086	36,082	4,726	97,894
Corporate and other	—	—	(1)	(1)
Total	$57,086	$36,082	$4,725	$97,893

	Six Months Ended June 30, 2023
	Gathering services and related fees	Natural gas, NGLs and condensate sales	Other revenues	Total
	(In thousands)
Reportable Segments:
Northeast	$25,560	$—	$—	$25,560
Rockies	30,212	81,904	3,344	115,460
Permian	—	—	1,785	1,785
Piceance	39,133	2,976	2,799	44,908
Barnett	19,552	365	2,800	22,717
Total reportable segments	114,457	85,245	10,728	210,430
Corporate and other	—	—	(38)	(38)
Total	$114,457	$85,245	$10,690	$210,392
5. PROPERTY, PLANT AND EQUIPMENT
Details on the Partnership’s property, plant and equipment follow.

	June 30, 2024	December 31, 2023
	(In thousands)
Gathering and processing systems and related equipment	$1,932,418	$2,335,980
Construction in progress	42,338	56,064
Land and line fill	11,534	11,534
Other	64,834	65,029
Total	2,051,124	2,468,607
Less: accumulated depreciation	(684,602)	(770,022)
Property, plant and equipment, net	$1,366,522	$1,698,585
Depreciation expense and capitalized interest for the Partnership follow.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)		(In thousands)
Depreciation expense	$20,357	$23,285	$43,928	$46,204
Capitalized interest	175	246	647	439
6. EQUITY METHOD INVESTMENTS
As of June 30, 2024, the Partnership has an equity method investment in Double E, the balance of which is included in the Investment in equity method investees caption on the unaudited condensed consolidated balance sheets. On March 22, 2024, in connection with the Utica Sale, the Partnership sold its investment in Ohio Gathering and recognized an estimated $126.3 million gain, which is recorded within Gain on sale of Ohio Gathering within the unaudited condensed consolidated statements of operations. See Note 3 - Divestitures for additional information.
Details of the Partnership’s equity method investments follow.

	June 30, 2024	December 31, 2023
	(In thousands)
Double E	$271,622	$276,221
Ohio Gathering	—	210,213
Total	$271,622	$486,434

7. DEFERRED REVENUE
The balances in deferred revenue as of June 30, 2024 and December 31, 2023 are primarily related to contributions in aid of construction which will be recognized as revenue over the life of the contract. An update of current deferred revenue follows.

Total
(In thousands)
Current deferred revenue, December 31, 2023	$10,196
Add: additions	3,830
Less: revenue recognized and other	(5,721)
Current deferred revenue, June 30, 2024	$8,305
An update of noncurrent deferred revenue follows.

Total
(In thousands)
Noncurrent deferred revenue, December 31, 2023	$30,085
Add: additions	3,378
Less: reclassification to current deferred revenue and other	(3,967)
Noncurrent deferred revenue, June 30, 2024	$29,496
8. DEBT
Debt for the Partnership at June 30, 2024 and December 31, 2023, follows:

	June 30, 2024	December 31, 2023
	(In thousands)
ABL Facility: Summit Holdings' asset based credit facility due May 1, 2026	$—	$313,000
Permian Transmission Term Loan: Summit Permian Transmission's variable rate senior secured term loan due January 2028	137,225	144,846
2026 Unsecured Notes: 12.00% senior unsecured notes due October 15, 2026	—	209,510
2025 Senior Notes: 5.75% senior unsecured notes due April 15, 2025	49,783	49,783
2026 Secured Notes: 8.50% senior second lien notes due October 15, 2026	764,464	785,000
Less: unamortized debt discount and debt issuance costs	(24,088)	(31,449)
Total debt, net of unamortized debt discount and debt issuance costs	927,384	1,470,690
Less: current portion of Permian Transmission Term Loan and 2025 Senior Notes redemption	(65,708)	(15,524)
Total long-term debt	$861,676	$1,455,166
ABL Facility. On November 2, 2021, the Partnership, the Partnership’s subsidiary, Summit Holdings, and certain subsidiaries of Summit Holdings party thereto entered into a first-lien, senior secured credit facility, consisting of a $400.0 million asset-based revolving credit facility (the “ABL Facility”), subject to a borrowing base comprised of a percentage of eligible accounts receivable of Summit Holdings and its subsidiaries that guarantee the ABL Facility (collectively, the “ABL Facility Subsidiary Guarantors”) and a percentage of eligible above-ground fixed assets including eligible compression units, processing plants, compression stations and related equipment of Summit Holdings and the ABL Facility Subsidiary Guarantors. As of June 30, 2024, the most recent borrowing base determination of eligible assets totaled $632.1 million, an amount greater than the $400.0 million of aggregate lending commitments.
As of June 30, 2024, the ABL Facility will mature on May 1, 2026; provided that if the outstanding amount of the 2025 Senior Notes (or any permitted refinancing indebtedness in respect thereof that has a final maturity, scheduled amortization or any other scheduled repayment, mandatory prepayment, mandatory redemption or sinking fund obligation prior to the date that is 120 days after the Termination Date (as defined in the ABL Agreement)) on such date equals or exceeds $50.0 million, then the ABL Facility will mature on December 13, 2024. As of June 30, 2024, the outstanding balance of the 2025 Senior Notes was $49.8 million.
As of June 30, 2024, the available borrowing capacity of the ABL Facility totaled $371.7 million after giving effect to the issuance of $4.3 million in outstanding but undrawn irrevocable standby letters of credit and $24.0 million of commitment reserves.

In connection with the closing of the Utica Sale, the ABL Facility was amended to, among other things, (i) permit the Utica Sale, (ii) amend the change of control provision and certain other provisions to permit certain structural changes in connection with a conversion to a C-corporation and (iii) amend the Interest Coverage Ratio (as defined in the ABL Agreement) covenant such that the Interest Coverage Ratio as of the last day of any fiscal quarter must be less than (a) for any fiscal quarter ending on or before December 31, 2024, (x) if no loans under the Credit Agreement are outstanding and unrestricted cash exceeds $200.0 million on such date, 1.50:1.00 and (y) if any loans under the Credit Agreement are outstanding or unrestricted cash is less than such threshold on such date, 1.75:1.00 and (b) for any fiscal quarter ending after December 31, 2024, 1.90:1.00.
The ABL Facility also requires that Summit Holdings not permit the First Lien Net Leverage Ratio (as defined in the ABL Agreement) as of the last day of any fiscal quarter to be greater than 2.50:1.00. The Partnership is in compliance with the financial covenants of the ABL Facility.
A portion of the proceeds from the Utica Sale were used to repay all amounts outstanding under the ABL Facility. As of June 30, 2024, there were no amounts outstanding under the ABL Facility.
For additional information, see Note 16 – Subsequent Events.
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
As of June 30, 2024, the applicable margin under adjusted term SOFR borrowings was 2.475%, the average interest rate was 7.79% and the unused portion of the Permian Transmission Credit Facilities totaled $4.5 million, subject to a commitment fee of 0.7% after giving effect to the issuance of $10.5 million in outstanding but undrawn irrevocable standby letters of credit. Summit Permian Transmission, LLC entered into interest rate hedges with notional amounts representing approximately 90% of the Permian Term Loan facility at a fixed SOFR rate of 1.23%. The Partnership is in compliance with the financial covenants of the Permian Transmission Credit Facilities.
Permian Transmission Term Loan. In accordance with the terms of the Permian Transmission Credit Facilities, in January 2022, the Permian Term Loan Facility was converted into a Term Loan (the “Permian Transmission Term Loan”). The Permian Transmission Term Loan is due January 2028. As of June 30, 2024, the applicable margin under adjusted term SOFR borrowings was 2.475% and the average interest rate was 7.79%. The Partnership is in compliance with the financial covenants governing the Permian Transmission Term Loan.
In accordance with the terms of the Permian Transmission Term Loan, Summit Permian Transmission is required to make mandatory principal repayments. Below is a summary of the remaining mandatory principal repayments as of June 30, 2024:

(In thousands)	Total	2024	2025	2026	2027	2028
Amortizing principal repayments	$137,225	$7,903	$16,580	$16,967	$17,769	$78,006
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
The 2026 Secured Notes are effectively subordinated to any of our or the guarantors’ current and future secured first lien indebtedness, including indebtedness incurred under the ABL Facility, to the extent of the value of the collateral securing such indebtedness, and our and the guarantors’ current and future debt that is secured by liens on assets other than the collateral, to the extent of the value of such assets. The 2026 Secured Notes are structurally subordinated to all indebtedness and other liabilities of our subsidiaries that do not guarantee the 2026 Secured Notes (including, but not limited to, the Permian Transmission Credit Facilities and the Subsidiary Series A Preferred Units). The 2026 Secured Notes are effectively equal to our and the guarantors’ obligations under any future second lien indebtedness and effectively senior to all of our future junior lien indebtedness and existing and future unsecured indebtedness, including our outstanding senior unsecured notes, to the extent of the value of the collateral, and senior to any of our future subordinated indebtedness. The 2026 Secured Notes will mature on October 15, 2026.
On and after October 15, 2023, the Co-Issuers may redeem all or part of the 2026 Secured Notes at redemption prices (expressed as percentages of principal amount) equal to: (a) 104.250% for the twelve-month period beginning October 15, 2023; (b) 102.125% for the twelve-month period beginning October 15, 2024; and (c) 100.000% for the twelve-month period beginning on October 15, 2025 and at any time thereafter, in each case plus accrued and unpaid interest, if any, to, but not including the redemption date. The Partnership is in compliance with the covenants governing its 2026 Secured Notes.
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
Based on the amount of our Excess Cash Flow for the fiscal year ended 2023, on March 27, 2024, the Partnership commenced a cash tender offer to purchase up to $19.3 million aggregate principal amount of the outstanding 2026 Secured Notes at 100% of the principal amount plus accrued and unpaid interest. The cash flow offer expired on April 24, 2024 with $13.6 million tendered and validly accepted and fully discharged as of June 30, 2024 (the “Excess Cash Flow Offer”).
As of April 1, 2024, the Partnership had not made offers to purchase in the required amount of $100.0 million and the interest rate on the 2026 Secured Notes increased an incremental 50 basis points to 9.50% effective on such date.
On May 7, 2024, the Co-Issuers commenced a cash tender offer to purchase up to $215.0 million of the outstanding 2026 Secured Notes (the “Asset Sale Offer”). The Asset Sale Offer expired on June 5, 2024 with $6.9 million of the 2026 Secured Notes tendered and validly accepted and fully discharged as of June 30, 2024.
To the extent the Partnership makes an offer to purchase, and the offer is not fully accepted by the holders of the 2026 Secured Notes, the Partnership may use any remaining amount not accepted for any purpose not prohibited by the 2026 Secured Notes Indenture or the ABL Facility.
For additional information, see Note 16 – Subsequent Events.
2026 Unsecured Notes. In November 2023, the Co-Issuers issued a total of $209.5 million aggregate principal amount of 2026 Unsecured Notes in exchange for $180.0 million aggregate principal amount of the 2025 Senior Notes and $29.5 million in cash. The cash raised was used to repurchase $29.7 million aggregate principal amount of the remaining 2025 Senior Notes that were not exchanged. The Partnership paid interest on the 2026 Unsecured Notes semi-annually in cash in arrears on April 15 and October 15 of each year.
On June 7, 2024, the Co-Issuers delivered a redemption notice with respect to all $209.5 million of the outstanding 2026 Unsecured Notes. On June 24, 2024, the 2026 Unsecured Notes were fully repaid and discharged. As of June 30, 2024, no amounts of the 2026 Unsecured Notes remained outstanding.
2025 Senior Notes. In February 2017, the Co-Issuers co-issued the 2025 Senior Notes. The Partnership pays interest on the 2025 Senior Notes semi-annually in cash in arrears on April 15 and October 15 of each year. The 2025 Senior Notes are senior, unsecured obligations and rank equally in right of payment with all of the Partnership’s existing and future senior obligations. The 2025 Senior Notes are effectively subordinated in right of payment to all of the Partnership’s secured indebtedness, to the extent of the collateral securing such indebtedness including indebtedness incurred under the ABL Facility and the 2026 Secured Notes.
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
The Partnership is in compliance with the covenants of the 2025 Senior Notes. The 2025 Senior Notes mature on April 15, 2025.
For additional information, see Note 16 – Subsequent Events.
9. FINANCIAL INSTRUMENTS
Fair Value. A summary of the estimated fair value of our debt financial instruments follows.

	June 30, 2024		December 31, 2023
	Carrying Value (1)	Estimated fair value (Level 2)	Carrying Value (1)	Estimated fair value (Level 2)
	(In thousands)
2025 Senior Notes	$49,783	$49,451	$49,783	$48,414
2026 Secured Notes	$764,464	$785,818	$785,000	$778,131
2026 Unsecured Notes	$—	$—	$209,510	$203,225
(1) Excludes applicable unamortized debt issuance costs and debt discounts.
The carrying values on the balance sheets of the ABL Facility and Permian Transmission Term Loan represent their fair value due to their floating interest rates. The fair values of the 2026 Unsecured Notes, 2026 Secured Notes and 2025 Senior Notes are based on an average of nonbinding broker quotes as of June 30, 2024 and December 31, 2023. The use of different market assumptions or valuation methodologies may have a material effect on their estimated fair value of the Senior Notes.
Deferred earn-out. The Partnership’s deferred earn-out liability was settled in full during the quarterly period ended June 30, 2024. As of December 31, 2023, the estimated fair value of the deferred earn-out liability was $5.1 million, and was estimated using a discounted cash flow technique based on estimated future freshwater deliveries and appropriate discount rates. Given the unobservable nature of the inputs, the fair value measurement of the deferred earn-out is deemed to use Level 3 inputs.
Interest Rate Swaps. In connection with the Permian Transmission Term Loan, the Partnership entered into amortizing interest rate swap agreements. As of June 30, 2024 and December 31, 2023, the outstanding notional amounts of interest rate swaps were $123.5 million and $130.4 million, respectively. These interest rate swaps manage exposure to variability in expected cash flows attributable to interest rate risk. Interest rate swaps convert a portion of the Partnership’s variable rate debt to fixed rate debt. The Partnership chooses counterparties for its derivative instruments that it believes are creditworthy at the time the transactions are entered into, and the Partnership actively monitors the creditworthiness where applicable. However, there can be no assurance that a counterparty will be able to meet its obligations to the Partnership. The Partnership presents its derivative positions on a gross basis and does not net the asset and liability positions.
As of June 30, 2024 and December 31, 2023, the Partnership’s interest rate swap agreements had a fair value of $12.8 million and $11.9 million, respectively, and are recorded within other noncurrent assets within the unaudited condensed consolidated balance sheets. The derivative instruments’ fair value are determined using level 2 inputs from the fair value hierarchy. For the three and six months ended June 30, 2024, the Partnership recorded a gain on interest rate swaps of $0.9 million and $3.5 million, respectively.
10. PARTNERS' CAPITAL AND MEZZANINE CAPITAL
Common Units. An update on the number of common units is as follows for the period from December 31, 2023 to June 30, 2024.

Common Units
Units, December 31, 2023	10,376,189
Common units issued for SMLP LTIP, net	272,496
Units, June 30, 2024	10,648,685
Series A Preferred Units. As of June 30, 2024, the Partnership had 65,508 Series A Preferred Units outstanding and $39.6 million of accrued and unpaid distributions on its Series A Preferred Units.
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
As of June 30, 2024, the Partnership had 93,039 Subsidiary Series A Preferred Units issued and outstanding.
If the Subsidiary Series A Preferred Units were redeemed on June 30, 2024, the redemption amount would be $128.8 million when considering the applicable multiple of invested capital metric and make-whole amount provisions contained in the Amended and Restated Limited Liability Company Agreement of Permian Holdco.
The following table shows the change in the Partnership’s Subsidiary Series A Preferred Unit balance from January 1, 2024 to June 30, 2024, net of $1.4 million and $1.7 million of unamortized issuance costs at June 30, 2024 and December 31, 2023, respectively:

(In thousands)
Balance at December 31, 2023	$124,652
Redemption accretion, net of issuance cost amortization	7,636
Cash distribution (includes a $1.6 million distribution payable as of June 30, 2024)	(3,256)
Balance at June 30, 2024	$129,032
Cash Distribution Policy. The Partnership suspended its cash distributions to holders of its common units and Series A Preferred Units, commencing with respect to the quarter ended March 31, 2020. Upon the resumption of distributions, the Partnership Agreement would have required that it distribute all available cash, subject to reserves established by its General Partner, within 45 days after the end of each quarter to unitholders of record on the applicable record date. The amount of distributions paid under this policy was subject to fluctuations based on the amount of cash the Partnership generated from its business and the decision to make any distribution was determined by the General Partner, taking into consideration the terms of the Partnership Agreement. There were no distributions paid during the three and six months ended June 30, 2024 or during the twelve months ended December 31, 2023. In connection with the consummation of the Corporate Reorganization (as defined herein), the Partnership Agreement was amended to, among other things, reflect that all of the issued and outstanding limited partnership interests of the Partnership are held by Summit Midstream Corporation. For information on the Corporate Reorganization, see Note 16 – Subsequent Events.

11. EARNINGS PER UNIT
The following table details the components of EPU.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands, except per-unit amounts)
Numerator for basic and diluted EPU:
Allocation of net loss among limited partner interests:
Net income (loss)	$(23,778)	$(13,540)	$109,149	$(27,703)
Less: Net income attributable to Subsidiary Series A Preferred Units	(3,866)	(3,496)	(7,636)	(5,242)
Net income (loss) attributable to Summit Midstream Partners, LP	$(27,644)	$(17,036)	$101,513	$(32,945)

Less: Net income attributable to Series A Preferred Units	$(3,313)	$(2,799)	$(6,533)	$(5,438)
Net income (loss) attributable to common limited partners	$(30,957)	$(19,835)	$94,980	$(38,383)

Denominator for basic and diluted EPU:
Weighted-average common units outstanding – basic	10,649	10,369	10,549	10,291
Effect of nonvested phantom units	—	—	532	—
Weighted-average common units outstanding – diluted	10,649	10,369	11,081	10,291

Net income (loss) per limited partner unit:
Common unit – basic	$(2.91)	$(1.91)	$9.00	$(3.73)
Common unit – diluted	$(2.91)	$(1.91)	$8.57	$(3.73)

Nonvested anti-dilutive phantom units excluded from the calculation of diluted EPU	—	217	19	251
12. SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30,
	2024	2023
	(In thousands)
Supplemental cash flow information:
Cash interest paid	$65,807	$62,587
Cash paid for taxes	$15	$15

Noncash investing and financing activities:
Capital expenditures in trade accounts payable (period-end accruals)	$8,999	$8,399
Accretion of Subsidiary Series A Preferred Units, net of issuance cost amortization	$7,636	$5,242

13. UNIT-BASED AND NONCASH COMPENSATION
SMLP Long-Term Incentive Plan. The Partnership’s 2022 Long-Term Incentive Plan (“SMLP LTIP”) provides for equity awards to eligible officers, employees, consultants and directors of the Partnership, thereby linking the recipients’ compensation directly to SMLP’s performance. Significant items to note:
•For the six-month period ended June 30, 2024, the Partnership granted 230,815 time-based phantom units and associated distribution equivalent rights to employees in connection with the Partnership’s annual incentive compensation award cycle. The grant date fair value of these awards totaled $3.7 million and the awards vest ratably over a 3-year period.
•For the six-month period ended June 30, 2024, the Partnership granted 122,867 performance-based phantom units and associated distribution equivalent rights to certain members of management in connection with the Partnership’s annual incentive compensation award cycle. The grant date fair value of these awards totaled $2.4 million and the awards vest at the end of three years.
•For the six-month period ended June 30, 2024, the Partnership issued 39,486 common units to the Partnership’s six independent directors in connection with their annual compensation plan. The grant date fair value of these awards totaled $0.6 million and became fully vested at the grant date.
•On May 16, 2024, the Board of Directors of the Partnership approved the First Amendment to the SMLP LTIP, which increased the number of common units that may be delivered with respect to awards granted under the SMLP LTIP by 750,000 common units. As of June 30, 2024, approximately 0.9 million common units remained available for future issuance under the SMLP LTIP, which includes the impact of 0.7 million granted but unvested phantom units.
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
As of June 30, 2024, the Partnership has recognized (i) a current liability for remediation effort expenditures expected to be incurred within the next 12 months and (ii) a noncurrent liability for estimated remediation expenditures expected to be incurred subsequent to June 30, 2025. Each of these amounts represent the Partnership’s best estimate for costs expected to be incurred. Neither of these amounts have been discounted to their present value.
An update of the Partnership’s undiscounted accrued environmental remediation is as follows and is primarily related to the 2015 Blacktail Release and other environmental remediation activities, as detailed below.

(In thousands)
Accrued environmental remediation, December 31, 2023	$2,937
Payments made	(598)
Changes in estimates	623
Accrued environmental remediation, June 30, 2024	$2,962
In 2015, the Partnership learned of the rupture of a four-inch produced water gathering pipeline on the Meadowlark Midstream system near Williston, North Dakota (“2015 Blacktail Release”). On August 4, 2021, subsidiaries of the Partnership entered into the following agreements to resolve the U.S. federal and North Dakota state governments’ environmental claims with respect to the 2015 Blacktail Release: (i) a Consent Decree with the U.S. Department of Justice (“DOJ”), the U.S. Environmental Protection Agency (“EPA”), and the State of North Dakota (“Consent Decree”); (ii) a Plea Agreement with the United States (“Plea Agreement”); and (iii) a Consent Agreement with the North Dakota Industrial Commission (“Consent Agreement” together with the Consent Decree and Plea Agreement, the “Global Settlement”). As of June 30, 2024 and December 31, 2023, the accrued loss liability for the 2015 Blacktail Release was $21.7 million and are recorded within Other noncurrent liabilities and Accrued settlement payable within the unaudited condensed consolidated balance sheets.
Key terms of the Global Settlement included (i) payment of penalties and fines totaling $36.3 million, consisting of $1.25 million in natural resource damages payable to federal and state governments, $25.0 million payable to the federal government over 5 years, and $10.0 million payable to state governments over, for the federal and state civil amounts, six years and, for the federal criminal amounts, five years, with interest applied to unpaid amounts accruing at, for the federal and state civil amounts, a fixed rate of 3.25% and, for the federal criminal amounts, a variable rate set by statute, and of which

$6.7 million is expected to be paid within the next twelve months; (ii) continuation of remediation efforts at the site of the 2015 Blacktail Release; (iii) other injunctive relief, including, but not limited to, control room management, environmental management system audit, training, and reporting; (iv) guilty pleas by defendant Summit Midstream Partners, LLC (the “Defendant”) for (a) one charge of negligent discharge of a harmful quantity of oil and (b) one charge of knowing failure to immediately report a discharge of oil; and (v) organizational probation for a minimum period of three years from sentencing on December 6, 2021, including payment in full of certain components of the fines and penalty amounts. The agreements comprising the Global Settlement were subject to the approval of the U.S. District Court for the District of North Dakota (the “U.S. District Court”). The U.S. District Court entered an order making the civil components of the Global Settlement effective on September 28, 2021 and accepted the sentencing in the Plea Agreement on December 6, 2021, completing approval of the Global Settlement.
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
15. SEGMENT INFORMATION
As of June 30, 2024, the Partnership’s reportable segments are:
•Rockies – Includes the Partnership’s wholly owned midstream assets located in the Williston Basin and the DJ Basin.
•Permian – Includes the Partnership’s equity method investment in Double E.
•Northeast – Includes the operations of the Partnership’s wholly owned midstream assets located in the Marcellus shale play and its wholly owned midstream assets located in the Utica shale play together with its equity method investment in Ohio Gathering that is focused on the Utica Shale. For additional information regarding the Utica Sale and Mountaineer Transaction, see Note 3 - Divestitures regarding the disposition of Northeast assets.
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
Assets by reportable segment follow.

	June 30, 2024	December 31, 2023
	(In thousands)
Assets:
Rockies	$905,649	$904,974
Permian	289,168	291,073
Northeast	2,343	573,663
Piceance	407,191	431,687
Barnett	272,090	281,861
Total reportable segment assets	1,876,441	2,483,258
Corporate and Other	156,497	10,940
Total assets	$2,032,938	$2,494,198
Segment adjusted EBITDA by reportable segment follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Reportable segment adjusted EBITDA(1)
Rockies	$22,858	$16,858	$45,732	$39,988
Permian	7,697	5,370	14,962	10,443
Northeast	1,613	20,201	30,634	38,055
Piceance	12,848	14,365	28,081	28,348
Barnett	5,420	7,269	10,520	14,296
Total of reportable segments' measures of profit	$50,436	$64,063	$129,929	$131,130
(1) Segment adjusted EBITDA is a non-GAAP financial measure. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations” for additional information.

A reconciliation of income or loss before income taxes and income from equity method investees to total of reportable segments' measures of profit follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Reconciliation of loss before income taxes and income from equity method investees to total of reportable segments' measures of profit:

Income (loss) before income taxes and income from equity method investees	$(28,712)	$(20,722)	$93,787	$(40,046)
Add:
Corporate and Other expense	4,391	3,606	11,397	13,069
Interest expense	31,457	35,175	69,303	69,398
Depreciation and amortization (1)	24,152	30,366	52,254	60,425
Proportional adjusted EBITDA for equity method investees (2)	6,842	14,100	27,517	25,738
Adjustments related to capital reimbursement activity	(2,728)	(2,481)	(5,651)	(3,667)
Unit-based and noncash compensation	2,086	1,833	4,858	3,762
(Gain) loss on asset sales, net	34	(75)	7	(143)
(Gain) loss on sale of business	2,192	54	(84,010)	36
Gain on sale of Ohio Gathering	—	—	(126,261)	—
Long-lived asset impairment	20	455	67,936	455
Transaction costs and other	5,738	1,752	13,828	2,103
Early extinguishment of debt	4,964	—	4,964	—
Total of reportable segments' measures of profit	$50,436	$64,063	$129,929	$131,130
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
16. SUBSEQUENT EVENTS
Corporate Reorganization. On August 1, 2024, following unitholder approval at the Partnership’s Special Meeting of Unitholders on July 18, 2024, the Partnership consummated a previously announced transaction that resulted in the Partnership becoming a wholly owned subsidiary of a newly formed Delaware corporation, Summit Midstream Corporation (the “Corporate Reorganization”). Upon the consummation of the Corporate Reorganization, each outstanding common unit of the Partnership was converted into the right to receive 1.000 shares of common stock of Summit Midstream Corporation and each outstanding Series A Preferred Unit was converted into the right to receive 1.000 shares of Series A Floating Rate Cumulative Redeemable Perpetual Preferred Stock (“Series A Preferred Stock”) of Summit Midstream Corporation, with the liquidation preference of each share of Series A Preferred Stock initially equal to $1,000 and the Certificate of Designation of Series A Floating Rate Cumulative Redeemable Perpetual Preferred Stock of Summit Midstream Corporation (the “Series A Certificate of Designation”) deeming all accumulated and unpaid distributions on the Series A Preferred Units to be Series A Unpaid Cash Dividends (as defined in the Series A Certificate of Designation) per share of Series A Preferred Stock, which constituted all consideration to be paid in respect to such Series A Preferred Units, and any rights to accumulated and unpaid distributions on such Series A Preferred Units were discharged.
Refinancing Transactions.
2029 Notes. On July 26, 2024, Summit Holdings issued $575.0 million aggregate principal amount of 8.625% Senior Secured Second Lien Notes due 2029 (the “2029 Notes”). The 2029 Notes are guaranteed on a senior second-priority basis by Summit Midstream Corporation and certain of Summit Midstream Corporation’s existing and future subsidiaries and are secured on a second-priority basis by substantially the same collateral that is pledged for the benefit of the lenders under the Amended and

Restated ABL Facility (as defined below). The 2029 Notes mature on October 31, 2029 and have interest payable semi-annually in arrears on each February 15 and August 15, commencing on February 15, 2025.
At any time prior to July 31, 2026, Summit Holdings may on any one or more occasions redeem up to 40% of the aggregate principal amount of the 2029 Notes at a redemption rate of 108.625% of the principal amount plus accrued and unpaid interest, if any, to, but not including, the redemption date, in an amount not greater than the net cash proceeds of one or more equity offerings. At any time before July 31, 2026, Summit Holdings may also redeem the 2029 Notes, in whole or in part, at a price equal to 100% of their principal amount, plus a make-whole premium, together with accrued and unpaid interest to, but not including, the redemption date. Thereafter, Summit Holdings may redeem all or a portion of the 2029 Notes in whole at any time or in part from time to time at the following redemption prices (expressed as percentages of the principal amount) plus accrued and unpaid interest if redeemed during the periods indicated below:

Period	Redemption Price
July 31, 2026 to July 30, 2027	104.313%
July 31, 2027 to July 30, 2028	102.156%
July 31, 2028 and thereafter	100.000%
2026 Secured Notes Tender Offer and Redemption. On July 26, 2024, concurrently with closing the offering of 2029 Notes, Summit Holdings and Finance Corp. consummated a cash tender offer to purchase any and all of the outstanding 2026 Secured Notes (the “2026 Secured Notes Tender Offer”). Summit Holdings and Finance Corp. accepted for payment and made payment for $649.8 million aggregate principal amount of the 2026 Secured Notes validly tendered in the 2026 Secured Notes Tender Offer. On July 26, 2024, concurrently with consummation of the 2026 Secured Notes Tender Offer, Summit Holdings and Finance Corp. delivered notice of redemption to holders of 2026 Secured Notes for the redemption of all $114.7 million aggregate principal amount of 2026 Secured Notes not purchased in the 2026 Secured Notes Tender Offer, at a price equal to 102.125% of the principal amount thereof, plus accrued and unpaid interest to the redemption date (which is expected to be October 15, 2024). On July 26, 2024, concurrently with delivery of notice of redemption, Summit Holdings and Finance Corp. irrevocably deposited $121.2 million in aggregate principal amount of non-callable United States Treasury securities, which includes amounts for principal, interest, and premium with the trustee to satisfy and discharge the 2026 Secured Notes until redeemed on October 15, 2024 with the funds deposited with the trustee.
2025 Senior Notes Redemption. On July 17, 2024, Summit Holdings and Finance Corp. delivered conditional notice of redemption to holders of 2025 Senior Notes for the redemption of all $49.8 million aggregate principal amount of outstanding 2025 Senior Notes, at a price equal to 100.000% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, conditioned on closing of the offering of 2029 Notes. On July 26, 2024, concurrently with closing of the offering of 2029 Notes, Summit Holdings and Finance Corp. irrevocably deposited $50.6 million in aggregate principal amount of non-callable United States Treasury securities, which includes amounts for principal and interest with the trustee to satisfy and discharge the 2025 Senior Notes until redeemed with the funds deposited with the trustee.
Amended and Restated ABL Facility. Concurrently with the issuance of the 2029 Notes, on July 26, 2024, Summit Holdings, as borrower, amended and restated its existing first-lien, senior secured credit agreement, with the Partnership, the subsidiaries party thereto, Bank of America, N.A., as agent, and the several lenders and other agents party thereto, consisting of a $500.0 million asset-based revolving credit facility (the “Amended and Restated ABL Facility”), subject to a borrowing base comprised of a percentage of eligible accounts receivable of Summit Holdings and its subsidiaries that guarantee the Amended and Restated ABL Facility (collectively, the “Amended and Restated ABL Facility Subsidiary Guarantors”) and a percentage of eligible above-ground fixed assets including eligible compression units, processing plants, compression stations and related equipment of Summit Holdings and the Amended and Restated ABL Facility Subsidiary Guarantors.
Summit Holdings amended and restated its existing ABL Facility pursuant to that certain Amended and Restated Loan and Security Agreement (the “New ABL Agreement”), dated as of July 26, 2024.
The Amended and Restated ABL Facility will mature on the earliest of (a) July 26, 2029, (b) July 31, 2029 if either (i) the outstanding amount of the 2029 Notes (or any refinancing debt permitted under the Amended and Restated ABL Facility in respect thereof that has a final maturity date, scheduled amortization or any other scheduled repayment, mandatory prepayment, mandatory redemption or sinking fund obligation prior to the date that is 91 days after the Amended and Restated ABL Termination Date (as defined below) (provided, that the terms of such permitted refinancing debt may (x) require the payment of interest from time to time and (y) include customary mandatory redemptions, prepayments or offers to purchase with proceeds of asset sales or upon the occurrence of a change of control)) on such date equals or exceeds $50.0 million or (ii) the outstanding amount of such debt described in clause (i) above on such date is less than $50.0 million and Liquidity (as defined in the New ABL Agreement) at any time on or after such date is less than the sum of (A) such outstanding amount and (B) the greater of (x) 10% of the aggregate Commitments (as defined in the New ABL Agreement) then in effect and (y) $50.0 million (and, for the avoidance of doubt, once the Amended and Restated ABL Termination Date occurs it may not be unwound as a result of Liquidity increasing on a subsequent date), and (c) any date on which the aggregate Commitments terminate thereunder (such date, the “Amended and Restated ABL Termination Date”).
Borrowings under the Amended and Restated ABL Facility will bear interest, at the election of Summit Holdings, at a SOFR-based rate or a base rate, in each case, plus an applicable borrowing margin based on our Total Net Leverage Ratio (as defined in the New ABL Agreement consistent with the ABL Facility). The applicable margin for base rate loans will vary from 1.50% to 2.25% and the applicable margin for SOFR-based loans will vary from 2.50% to 3.25%, in each case, depending on our Total Net Leverage Ratio.
The Amended and Restated ABL Facility (together with certain Secured Bank Product Obligations (as defined in the New ABL Agreement)) will be jointly and severally guaranteed, on a senior first-priority secured basis (subject to permitted liens), by the Partnership, Summit Holdings and each of the Amended and Restated ABL Facility Subsidiary Guarantors.
The Amended and Restated ABL Facility restricts, among other things, Summit Holdings’ and its Restricted Subsidiaries’ (as defined in the New ABL Agreement) ability and the ability of certain of their subsidiaries to: (i) incur additional debt or issue preferred stock; (ii) make distributions or repurchase equity; (iii) make payments on or redeem junior lien, unsecured or subordinated indebtedness; (iv) create liens or other encumbrances; (v) make investments, loans or other guarantees; (vi) engage in transactions with affiliates; and (viii) make acquisitions or merge or consolidate with another entity. These covenants are subject both to a number of important exceptions and qualifications.
The Amended and Restated ABL Facility requires that Summit Holdings not permit (i) the First Lien Net Leverage Ratio (as defined in the New ABL Agreement) as of the last day of any fiscal quarter to be greater than 2.50:1.00, or (ii) the Interest Coverage Ratio (as defined in the New ABL Agreement) as of the last day of any fiscal quarter to be less than 2.00:1.00.
The Amended and Restated ABL Facility contains certain events of default customary for instruments of this type. In the case of an event of default arising from certain events of bankruptcy, insolvency or reorganization with respect to Summit Holdings, all outstanding Obligations (as defined in the New ABL Agreement) will become due and payable immediately without further action or notice and all commitments under the Amended and Restated ABL Facility will terminate.
Pursuant to the New ABL Agreement, the Obligations (as defined in the New ABL Agreement) are (or, subject to post-closing periods for certain types of collateral, will be) generally secured by a first priority lien on and security interest in (subject to permitted liens), subject to certain exclusions and limitations set forth in the New ABL Agreement, (i) substantially all of the personal property of Summit Holdings and the Amended and Restated ABL Facility Subsidiary Guarantors, (ii) all equity interests in Summit Holdings and certain other entities, all debt securities and certain rights related to the foregoing, in each case, owned by the Partnership, (iii) Closing Date Gathering Station Real Property and Closing Date Pipeline Systems Real Property (each, as defined in the New ABL Agreement) and certain other material real property interests (including improvements thereon) of Summit Holdings and the Amended and Restated ABL Facility Subsidiary Guarantors as provided in the New ABL Agreement and (iv) all proceeds of the foregoing collateral.
Intercreditor Agreement. On November 2, 2021, Summit Holdings and the other guarantors party thereto entered into an Intercreditor Agreement (as amended, restated, supplemented or otherwise modified, the “Intercreditor Agreement”) with Bank of America, N.A., as first lien representative and collateral agent for the initial first lien claimholders, and Regions Bank, as initial second lien representative for the initial second lien claimholders and collateral agent for the initial second lien claimholders, which was reaffirmed by Bank of America, N.A., in connection with its entry into the Amended and Restated ABL Facility, and which Regions Bank joined as an additional second lien representative for the additional second lien claimholders and additional second lien collateral agent for the additional second lien claimholders, in each case, substantially concurrently with the entry into the Amended and Restated ABL Facility. The Intercreditor Agreement establishes (i) a first-priority lien (subject to permitted liens) status for the liens on the collateral securing the ABL Facility (and will apply to the Amended and Restated ABL Facility) and any additional first-lien indebtedness and (ii) a junior priority lien (subject to permitted liens) status for the liens on the collateral securing the 2026 Secured Notes and any additional second-lien indebtedness (including the 2029 Notes).

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

The following table presents certain consolidated and reportable segment financial data. For additional information on our reportable segments, see the "Segment Overview for the Three and Six Months Ended June 30, 2024 and 2023" section included herein.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Net income (loss)	$(23,778)	$(13,540)	$109,149	$(27,703)
Reportable segment adjusted EBITDA(1)
Rockies	$22,858	$16,858	$45,732	$39,988
Permian	7,697	5,370	14,962	10,443
Northeast	1,613	20,201	30,634	38,055
Piceance	12,848	14,365	28,081	28,348
Barnett	5,420	7,269	10,520	14,296

Net cash provided by operating activities	$(12,643)	$1,945	$30,973	$51,640
Capital expenditures (2)	10,522	15,740	26,920	32,178
Proceeds from Summit Utica Sale (excluding Ohio Gathering)	—	—	292,266	—
Proceeds from sale of Ohio Gathering	—	—	332,734	—
Proceeds from Mountaineer Transaction	70,000	—	70,000	—
Proceeds from asset sale	4,373	128	4,400	128
Investment in Double E equity method investee	442	—	442	3,500
Debt repayments - ABL Facility	—	(24,000)	(313,000)	(37,000)
Debt repayments - Redemption of 2026 Unsecured Notes	(209,510)	—	(209,510)	—
Debt repayments - 2026 Secured Notes (Excess Cash Flow Offer)	(13,626)	—	(13,626)	—
Debt repayments - 2026 Secured Notes (Asset Sale Offer)	(6,910)	—	(6,910)	—
Debt repayments - Permian Transmission Term Loan	(3,827)	(2,601)	(7,621)	(5,120)
Borrowings on ABL Facility	—	35,000	—	35,000
________
(1)Segment adjusted EBITDA is a non-GAAP financial measure. See “Results of Operations” for additional information.
(2)See "Liquidity and Capital Resources" herein to the unaudited condensed consolidated financial statements for additional information on capital expenditures.
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

Mountaineer Transaction. On May 1, 2024, we completed the Mountaineer Transaction for a cash sale price of $70.0 million, subject to customary post-closing adjustments. Mountaineer Midstream was the owner of midstream assets located in the Marcellus Shale. Prior to closing the Mountaineer Transaction, we sold related compression assets located in the Marcellus Shale to a compression service provider for approximately $5 million in April 2024.
Summit Utica Sale. As previously announced on March 22, 2024, we completed the Utica Sale for a cash sale price of $625.0 million, subject to customary post-closing adjustments. Summit Utica was the owner of (i) approximately 36% of the issued and outstanding equity interests in OGC, (ii) approximately 38% of the issued and outstanding equity interests in OCC, together with OGC, Ohio Gathering and (iii) midstream assets located in the Utica Shale. Ohio Gathering was the owner of a natural gas gathering system and condensate stabilization facility located in Belmont and Monroe counties in the Utica Shale in southeastern Ohio.
Refinancing Transactions. Subsequent to June 30, 2024, and as described below, the Partnership issued the 2029 Notes and completed the 2026 Secured Notes Tender Offer and subsequent redemption, and the redemption of the 2025 Senior Notes. 2029 Notes. On July 26, 2024, Summit Holdings issued $575.0 million aggregate principal amount of 8.625% Senior Secured Second Lien Notes due 2029 (the “2029 Notes”). The 2029 Notes mature on October 31, 2029 and have interest payable semi-annually in arrears on each February 15 and August 15, commencing on February 15, 2025.
2026 Secured Notes Tender Offer and Redemption. Concurrently with closing the offering of 2029 Notes, Summit Holdings and Finance Corp. consummated a cash tender offer to purchase any and all of the outstanding 2026 Secured Notes (the “2026 Secured Notes Tender Offer”). Summit Holdings and Finance Corp. accepted for payment and made payment for $649.8 million aggregate principal amount of the 2026 Secured Notes validly tendered in the 2026 Notes Tender Offer. On July 26, 2024, concurrently with consummation of the 2026 Secured Notes Tender Offer, Summit Holdings and Finance Corp. delivered notice of redemption to holders of 2026 Secured Notes for the redemption of all $114.7 million aggregate principal amount of 2026 Secured Notes not purchased in the 2026 Secured Notes Tender Offer, at a price equal to 102.125% of the principal amount thereof, plus accrued and unpaid interest to the redemption date (which is expected to be October 15, 2024). On July 26, 2024, concurrently with delivery of notice of redemption, Summit Holdings and Finance Corp. irrevocably deposited $121.2 million in aggregate principal amount of non-callable United States Treasury securities, which includes amounts for principal, interest, and premium with the trustee to satisfy and discharge the 2026 Secured Notes until redeemed on October 15, 2024 with the funds deposited with the trustee.
2025 Senior Notes Redemption. On July 17, 2024, Summit Holdings and Finance Corp. delivered conditional notice of redemption to holders of 2025 Senior Notes for the redemption of all $49.8 million aggregate principal amount of outstanding 2025 Senior Notes, at a price equal to 100.000% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, conditioned on closing of the offering of 2029 Notes. On July 26, 2024, concurrently with closing of the offering of 2029 Notes, Summit Holdings and Finance Corp. irrevocably deposited $50.6 million in aggregate principal amount of non-callable United States Treasury securities, which includes amounts for principal and interest with the trustee to satisfy and discharge the 2025 Senior Notes until redeemed with the funds deposited with the trustee.
C-corporation conversion. In connection with the recently concluded strategic alternatives review, we evaluated various corporate structures to determine how to drive the greatest long-term value for unitholders. We believe converting to a C-corporation positions us to maximize value by reducing unitholders’ tax burdens moving forward, enhancing trading liquidity, and expanding the universe of potential investors. On August 1, 2024, the Partnership consummated the Corporate Reorganization, becoming a wholly owned subsidiary of a newly formed Delaware corporation, Summit Midstream Corporation. For additional information, see Note 16 –Subsequent Events.
Conclusion of Strategic Alternatives Review. In connection with the announcement of the Utica Sale, we also announced the conclusion of the strategic alternative review process undertaken by our Board of Directors that was previously announced on October 3, 2023. While we have concluded our active process, we remain open to all potential value-enhancing transactions.
Capital structure optimization and portfolio management. We intend to continue to improve our capital structure in the future by reducing our indebtedness with free cash flow, and when appropriate, we may pursue opportunistic transactions with the objective of increasing long term unitholder value. This may include opportunistic acquisitions, divestitures (such as the Utica Sale in 2024), re-allocation of capital to new or existing areas, and development of joint ventures involving our existing midstream assets or new investment opportunities. We believe that our current cash balance, internally generated cash flow, our ABL Facility, the Permian Credit Facility, and access to debt or equity will be adequate to finance our strategic initiatives. To attain our overall corporate strategic objectives, we may conduct an asset divestiture, or divestitures, at a transaction valuation that is less than the net book value of the divested asset. For additional information, see Note 16 – Subsequent Events.
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
Impact of increases in interest rates. Increases in interest rates could adversely affect our future ability to obtain financing or materially increase the cost of existing and any additional financing. Since March 2022, the Federal Reserve has raised its target range for the federal funds rate multiple times to a current target range of 5.25% to 5.50%, and the timing of any potential further increases or decreases remains uncertain. As of June 30, 2024, we had approximately $814.2 million principal of fixed-rate debt, nil outstanding under our variable rate ABL Facility and $137.2 million outstanding under the variable rate Permian Transmission Term Loan (see Note 8 - Debt). As of June 30, 2024, we had $123.5 million of interest rate exposure hedged to offset the impact of changes in interest rates on our Permian Transmission Term Loan.
How We Evaluate Our Operations
Prior to the Utica Sale and Mountaineer Transaction, we conducted and reported our operations in the midstream energy industry through five reportable segments: Northeast, Rockies, Permian, Piceance and Barnett. Each of our reportable segments provides midstream services in a specific geographic area and our reportable segments reflect the way in which we internally report the financial information used to make decisions and allocate resources in connection with our operations. For additional information see Note 15 - Segment Information.
Our management uses a variety of financial and operational metrics to analyze our consolidated and segment performance. We view these metrics as important factors in evaluating our profitability. These metrics include:
•throughput volume;
•revenues;
•operation and maintenance expenses;
•capital expenditures; and
•segment adjusted EBITDA.
We review these metrics on a regular basis for consistency and trend analysis. There have been no changes in the composition or characteristics of these metrics during the three and six months ended June 30, 2024.
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

Results of Operations
Consolidated Overview for the Three and Six Months Ended June 30, 2024 and 2023
The following table presents certain consolidated financial and operating data.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Revenues:
Gathering services and related fees	$45,213	$57,086	$107,198	$114,457
Natural gas, NGLs and condensate sales	47,959	36,082	97,051	85,245
Other revenues	8,143	4,725	15,937	10,690
Total revenues	101,315	97,893	220,186	210,392
Costs and expenses:
Cost of natural gas and NGLs	29,619	19,975	59,801	50,857
Operation and maintenance	23,440	25,158	48,452	49,130
General and administrative	14,164	10,812	28,949	20,799
Depreciation and amortization	23,917	30,132	51,784	59,956
Transaction costs	3,271	480	11,062	782
Acquisition integration costs	—	723	40	2,225
(Gain) loss on asset sales, net	34	(75)	7	(143)
Long-lived asset impairment	20	455	67,936	455
Total costs and expenses	94,465	87,660	268,031	184,061
Other income (expense), net	2,131	1,006	2,118	1,062
Gain on interest rate swaps	920	3,268	3,510	1,995
Gain (loss) on sale of business	(2,192)	(54)	84,010	(36)
Gain on sale of Ohio Gathering	—	—	126,261	—
Interest expense	(31,457)	(35,175)	(69,303)	(69,398)
Loss on early extinguishment of debt	(4,964)	—	(4,964)	—
Income (loss) before income taxes and equity method investment income	(28,712)	(20,722)	93,787	(40,046)
Income tax benefit	654	—	444	252
Income from equity method investees	4,280	7,182	14,918	12,091
Net income (loss)	$(23,778)	$(13,540)	$109,149	$(27,703)

Volume throughput (1):
Aggregate average daily throughput - natural gas (MMcf/d)	716	1,207	1,023	1,197
Aggregate average daily throughput - liquids (Mbbl/d)	75	71	75	73
________
(1)Excludes volume throughput for Ohio Gathering and Double E. For additional information, see the Northeast and Permian sections herein under the caption “Segment Overview for the Three and Six Months Ended June 30, 2024 and 2023”.

Volumes – Gas. Natural gas throughput volumes decreased 491 MMcf/d for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily reflecting:
•a volume throughput decrease of 534 MMcf/d for the Northeast segment.
•a volume throughput increase of 31 MMcf/d for the Rockies segment.
•a volume throughput decrease of 8 MMcf/d for the Piceance segment.
•a volume throughput increase of 20 MMcf/d for the Barnett segment.
Natural gas throughput volumes decreased 174 MMcf/d for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily reflecting:
•a volume throughput decrease of 206 MMcf/d for the Northeast segment.
•a volume throughput increase of 9 MMcf/d for the Piceance segment.
•a volume throughput increase of 23 MMcf/d for the Rockies segment.
Volumes – Liquids. Crude oil and produced water throughput volumes at the Rockies segment increased for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily as a result of 56 new well connections that came online subsequent to June 30, 2023, offset by natural production declines.
Crude oil and produced water throughput volumes at the Rockies segment increased for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily as a result of 56 new well connections that came online subsequent to June 30, 2023, offset by natural production declines.
For additional information on volumes, see the "Segment Overview for the Three and Six Months Ended June 30, 2024 and 2023" section herein.
Revenues. Total revenues increased $3.4 million during the three months ended June 30, 2024 compared to the three months ended June 30, 2023, comprised of an $11.9 million increase in natural gas, NGLs and condensate sales, a $3.4 million increase in other revenue; offset by an $11.9 million decrease in gathering services and related fees.
Gathering Services and Related Fees. Gathering services and related fees decreased $11.9 million compared to the three months ended June 30, 2023, primarily reflecting:
•a $1.4 million increase in the Rockies, primarily due to increased volume throughput;
•a $10.8 million decrease in the Northeast, primarily due to the sale of the Mountaineer Midstream system and the disposition of Summit Utica;
•a $2.0 million decrease in the Piceance, primarily due to decreased volume throughput and contractual step-downs;
•a $0.5 million decrease in the Barnett, primarily due to decreased volume throughput.
Natural Gas, NGLs and Condensate Sales. Natural gas, NGLs and condensate revenues increased $11.9 million compared to the three months ended June 30, 2023, primarily reflecting:
•a $0.7 million decrease in the Piceance, primarily due to decreased volume throughput;
•a $12.6 million increase in the Rockies, primarily due to increased volume throughput.
Total revenues increased $9.8 million during the six months ended June 30, 2024 compared to the six months ended June 30, 2023, comprised of a $7.3 million decrease in gathering services and related fees, offset by a $5.2 million increase in other revenue and an $11.8 million increase in natural gas, NGLs and condensate sales.
Gathering Services and Related Fees. Gathering services and related fees decreased $7.3 million compared to the six months ended June 30, 2023, primarily reflecting:
•a $2.6 million increase in the Rockies, primarily due to increased volume throughput;
•a $6.7 million decrease in the Northeast, primarily due to the sale of the Mountaineer Midstream system and the disposition of Summit Utica;
•a $2.5 million decrease in the Barnett, primarily due to decreased volume throughput;
•a $0.7 million decrease in the Piceance, primarily due to contractual step-downs; offset by increased volume throughput.

Natural Gas, NGLs and Condensate Sales. Natural gas, NGLs and condensate revenues increased $11.8 million compared to the six months ended June 30, 2023, primarily reflecting:
•a $1.4 million decrease in the Piceance; primarily due to lower commodity prices; partially offset by increased volume throughput;
•a $13.3 million increase in the Rockies, primarily due to increased volume throughput.
Costs and Expenses. Total costs and expenses increased $6.8 million during the three months ended June 30, 2024 compared to the three months ended June 30, 2023.
Total costs and expenses increased $84.0 million during the six months ended June 30, 2024 compared to the six months ended June 30, 2023.
Cost of Natural Gas and NGLs. Cost of natural gas and NGLs increased $9.6 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023.
Cost of natural gas and NGLs increased $8.9 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023.
Operation and Maintenance. Operation and maintenance expense decreased $1.7 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023.
Operation and maintenance expense decreased $0.7 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023.
Long-lived asset impairments. During the quarterly period ended March 31, 2024, we recognized an impairment charge of $67.9 million in connection with the Mountaineer Transaction.
Interest Expense. Interest expense decreased $3.7 million for the three months ended June 30, 2024, compared to three months ended June 30, 2023, primarily due to $7.3 million of reduced interest expense in connection with the repayment of the ABL Facility and $3.0 of reduced interest expense as a result of the exchange and repurchase of $209.7 million of the 2025 Senior Notes that occurred in November 2023, partially offset by $5.7 million of increased borrowing costs on the 2026 Unsecured Notes issued in November 2023.
Interest expense decreased $0.1 million for the six months ended June 30, 2024, compared to six months ended June 30, 2023, primarily due to $7.8 million of reduced interest expense in connection with the repayment of the ABL Facility and $6.0 of reduced interest expense as a result of the exchange and repurchase of $209.7 million of the 2025 Senior Notes that occurred in November 2023, partially offset by $12.0 million of increased borrowing costs on the 2026 Unsecured Notes issued in November 2023.

Segment Overview for the Three and Six Months Ended June 30, 2024 and 2023
Northeast.
Volume throughput for the Northeast reportable segment follows.

	Northeast
	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Percentage Change	2024	2023	Percentage Change
Average daily throughput (MMcf/d)	95	629	*	404	610	*
Average daily throughput (MMcf/d) (Ohio Gathering)	—	781	*	425	709	*
* Not considered meaningful
On March 22, 2024, we completed the disposition of Summit Utica, the owner of our equity method investment, Ohio Gathering, and on May 1, 2024, we completed the disposition of our Mountaineer Midstream system.
Volume throughput for the Northeast, excluding Ohio Gathering, decreased for the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023, primarily due to the sale of our Mountaineer Midstream system and the disposition of Summit Utica as discussed above.
Volume throughput for the Ohio Gathering system decreased for the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023, primarily due to the disposition of Summit Utica, which owns an interest in the Ohio Gathering system.
Financial data for our Northeast reportable segment follows.

	Northeast
	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Percentage Change	2024	2023	Percentage Change
	(In thousands)			(In thousands)
Revenues:
Gathering services and related fees	$1,998	$12,805	(84)%	$18,851	$25,560	(26)%
Total revenues	1,998	12,805	(84)%	18,851	25,560	(26)%
Costs and expenses:
Operation and maintenance	366	2,025	(82%)	2,259	4,110	(45%)
General and administrative	19	192	(90%)	220	402	(45%)
Depreciation and amortization	—	4,431	(100)%	4,248	8,884	(52)%
Gain on asset sales, net	(21)	(7)	200%	(21)	(7)	200%
Long-lived asset impairment	—	—	*	67,916	—	*
Total costs and expenses	364	6,641	(95%)	74,622	13,389	*
Add:
Depreciation and amortization	—	4,431		4,248	8,884
Adjustments related to capital reimbursement activity	20	(21)		—	(41)
Gain on asset sales, net	(21)	(7)		(21)	(7)
Long-lived asset impairment	—	—		67,916	—
Proportional adjusted EBITDA for Ohio Gathering (1)	—	9,505	(100)%	14,282	16,919	(16)%
Other	(20)	129		(20)	129
Segment adjusted EBITDA (2)	$1,613	$20,201	(92)%	$30,634	$38,055	(20)%
* Not considered meaningful
(1)The Partnership recorded its financial results of its investment in Ohio Gathering on a one-month lag based on financial information available to us during the reporting period. With the divestiture of Ohio Gathering in March 2024, proportional adjusted EBITDA includes financial results from December 1, 2023 through March 22, 2024 ($2.5 million for March 1, 2024 - March 22, 2024).
(2)Segment adjusted EBITDA is a non-GAAP financial measure.
Three and six months ended June 30, 2024. Segment adjusted EBITDA decreased $18.6 million and $7.4 million, compared to the three and six months ended June 30, 2023, respectively, primarily as the result of the sale of our Mountaineer Midstream system and the disposition of Summit Utica.

Rockies.
Volume throughput for our Rockies reportable segment follows.

	Rockies
	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Percentage Change	2024	2023	Percentage Change
Aggregate average daily throughput - natural gas (MMcf/d)	130	99	31%	127	104	22%
Aggregate average daily throughput - liquids (Mbbl/d)	75	71	6%	75	73	3%
Natural gas. Natural gas volume throughput increased for the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023, primarily reflecting 100 new well connections that came online subsequent to June 30, 2023, partially offset by winter related interruptions which occurred during the first quarter of 2024.
For the three months ended June 30, 2024 and 2023, costs of natural gas and NGLs includes $11.4 million and $9.6 million, respectively, of gathering fees collected under percentage of proceeds arrangements.
For the six months ended June 30, 2024 and 2023, costs of natural gas and NGLs includes $22.6 million and $20.5 million, respectively, of gathering fees collected under percentage of proceeds arrangements.
Liquids. Liquids volume throughput increased for the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023, primarily associated with 56 new well connections that came online subsequent to June 30, 2023 offset by natural production declines.
Financial data for our Rockies reportable segment follows.

	Rockies
	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Percentage Change	2024	2023	Percentage Change
	(In thousands)			(In thousands)
Revenues:
Gathering services and related fees	$16,323	$14,909	9%	$32,839	$30,212	9%
Natural gas, NGLs and condensate sales	47,214	34,575	37%	95,184	81,904	16%
Other revenues	3,321	725	358%	7,429	3,344	122%
Total revenues	66,858	50,209	33%	135,452	115,460	17%
Costs and expenses:
Cost of natural gas and NGLs	29,302	19,476	50%	59,110	49,284	20%
Operation and maintenance	12,059	12,176	(1%)	25,071	24,245	3%
General and administrative	1,051	1,068	(2%)	2,482	1,741	43%
Depreciation and amortization	9,090	8,635	5%	18,035	17,013	6%
Integration costs	—	51	(100%)	—	462	(100%)
(Gain) loss on asset sales, net	55	(54)	(202%)	36	(111)	(132%)
Long-lived asset impairment	20	455	(96%)	20	455	(96%)
Total costs and expenses	51,577	41,807	23%	104,754	93,089	13%
Add:
Depreciation and amortization	9,090	8,635		18,035	17,013
Integration costs	—	51		—	462
Adjustments related to capital reimbursement activity	(1,588)	(875)		(3,057)	(471)
(Gain) loss on asset sales, net	55	(54)		36	(111)
Long-lived asset impairment	20	455		20	455
Other	—	244		—	269
Segment adjusted EBITDA (1)	$22,858	$16,858	36%	$45,732	$39,988	14%
* Not considered meaningful
(1) Segment adjusted EBITDA is a non-GAAP financial measure.
Three and six months ended June 30, 2024. Segment adjusted EBITDA increased $6.0 million and $5.7 million, compared to the three and six months ended June 30, 2023, respectively, primarily as a result of increased throughput as described above.

Permian.
Volume throughput for our Permian reportable segment follows.

	Permian
	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Percentage Change	2024	2023	Percentage Change
Average daily throughput (MMcf/d) (Double E)	549	243	126%	508	254	100%
Volume throughput for Double E increased for the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023.
The following table presents the MVC quantities that Double E’s shippers have contracted to with firm transportation service agreements and related negotiated rate agreements:

(Amounts in MMBTU/day)	Weighted average MVC quantities for the year ended December 31,
2024	1,008,587
2025	1,068,630
2026	1,115,000
2027	1,115,000
2028	1,115,000
2029	1,115,000
2030	1,115,000
2031	1,009,521
2032	240,000
2033	240,000
2034	105,753
2035	9,863

Financial data for our Permian reportable segment follows.

	Permian
	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Percentage Change	2024	2023	Percentage Change
	(In thousands)			(In thousands)
Revenues:
Other revenues	$911	$892	2%	$1,821	$1,785	2%
Total revenues	911	892	2%	1,821	1,785	2%
Costs and expenses:
General and administrative	57	116	(51)%	93	160	(42)%
Transaction costs	—	75	*	—	75	*
Total costs and expenses	57	191	(70)%	93	235	(60)%
Add:
Transaction costs	—	75		—	75
Proportional adjusted EBITDA for Double E	6,843	4,594	49%	13,234	8,818	50%
Segment adjusted EBITDA (1)	$7,697	$5,370	43%	$14,962	$10,443	43%
*Not considered meaningful
(1) Segment adjusted EBITDA is a non-GAAP financial measure.
Three and six months ended June 30, 2024. Segment adjusted EBITDA increased $2.3 million and $4.5 million, compared to the three and six months ended June 30, 2023, primarily as a result of an increase in proportional adjusted EBITDA from our equity method investment in Double E.

Piceance.
Volume throughput for our Piceance reportable segment follows.

	Piceance
	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Percentage Change	2024	2023	Percentage Change
Aggregate average daily throughput (MMcf/d)	289	297	(3%)	301	292	3%
Volume throughput decreased for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily as a result of natural production declines, offset by 33 new well connections that came online subsequent to June 30, 2023.
Volume throughput increased for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily as a result of 33 new well connections that came online subsequent to June 30, 2023, partially offset by natural production declines.
Financial data for our Piceance reportable segment follows.

	Piceance
	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Percentage Change	2024	2023	Percentage Change
	(In thousands)			(In thousands)
Revenues:
Gathering services and related fees	$18,063	$20,014	(10%)	$38,450	$39,133	(2%)
Natural gas, NGLs and condensate sales	666	1,335	(50)%	1,614	2,976	(46)%
Other revenues	1,234	1,373	(10)%	2,479	2,799	(11)%
Total revenues	19,963	22,722	(12%)	42,543	44,908	(5%)
Costs and expenses:
Cost of natural gas and NGLs	302	499	(39)%	676	1,573	(57)%
Operation and maintenance	5,752	6,427	(11)%	11,424	12,176	(6)%
General and administrative	307	279	10%	613	518	18%
Depreciation and amortization	10,529	12,898	(18%)	20,997	25,779	(19%)
Gain on asset sales, net	—	—	*	(8)	(4)	100%
Total costs and expenses	16,890	20,103	(16)%	33,702	40,042	(16)%
Add:
Depreciation and amortization	10,529	12,898		20,997	25,779
Adjustments related to capital reimbursement activity	(808)	(1,258)		(1,913)	(2,503)
Gain on asset sales, net	—	—		(8)	(4)
Other	54	106		164	210
Segment adjusted EBITDA (1)	$12,848	$14,365	(11%)	$28,081	$28,348	(1%)
________
*Not considered meaningful
(1) Segment adjusted EBITDA is a non-GAAP financial measure.
Three and six months ended June 30, 2024. Segment adjusted EBITDA decreased $1.5 million and $0.3 million, compared to the three and six months ended June 30, 2023 primarily related to the contractual step-downs.

Barnett.
Volume throughput for our Barnett reportable segment follows.

	Barnett
	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Percentage Change	2024	2023	Percentage Change
Average daily throughput (MMcf/d)	202	182	11%	191	191	—%
Volume throughput continues to be impacted by temporary production curtailments associated with reductions in commodity pricing.
Financial data for our Barnett reportable segment follows.

	Barnett
	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Percentage Change	2024	2023	Percentage Change
	(In thousands)			(In thousands)
Revenues:
Gathering services and related fees	$8,829	$9,358	(6%)	$17,058	$19,552	(13%)
Natural gas, NGLs and condensate sales	79	172	(54%)	253	365	(31%)
Other revenues (1)	2,026	1,736	17%	3,483	2,800	24%
Total revenues	10,934	11,266	(3%)	20,794	22,717	(8%)
Costs and expenses:
Operation and maintenance	5,060	4,561	11%	9,436	8,630	9%
General and administrative	355	328	8%	646	593	9%
Depreciation and amortization	3,820	3,798	1%	7,640	7,603	—%
Gain on asset sales, net	—	(14)	(100%)	—	(14)	(100%)
Total costs and expenses	9,235	8,673	6%	17,722	16,812	5%
Add:
Depreciation and amortization	4,054	4,033		8,109	8,072
Adjustments related to capital reimbursement activity	(333)	(328)		(661)	(652)
Gain on asset sales, net	—	(14)		—	(14)
Other	—	985		—	985
Segment adjusted EBITDA (2)	$5,420	$7,269	(25)%	$10,520	$14,296	(26)%
________
*Not considered meaningful
(1) Includes the amortization expense associated with our favorable gas gathering contracts as reported in Other revenues.
(2) Segment adjusted EBITDA is a non-GAAP financial measure.
Three and six months ended June 30, 2024. Segment adjusted EBITDA decreased $1.8 million and $3.8 million, compared to the three and six months ended June 30, 2023, respectively, primarily as a result of a decrease in gas gathering services revenue.

Corporate and Other Overview for the Three and Six Months Ended June 30, 2024 and 2023
Corporate and Other represents those results that are not specifically attributable to a reportable segment or that have not been allocated to our reportable segments, including certain general and administrative expense items, transaction costs, acquisition integration costs and interest expense. Corporate and Other includes intercompany eliminations.

	Corporate and Other
	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Percentage Change	2024	2023	Percentage Change
	(In thousands)			(In thousands)
Costs and expenses:
General and administrative	$12,375	$8,829	40%	$24,895	$17,385	43%
Transaction costs	3,271	405	*	11,062	707	*
Interest expense	31,457	35,175	(11)%	69,303	69,398	—%
________
* Not considered meaningful
General and administrative. General and administrative expenses increased by $3.5 million and $7.5 million for the three and six months ended June 30, 2024, compared to the three months ended June 30, 2023, respectively, primarily due to increased employee salaries and benefit expense, as well as professional and other expenses associated with our Corporate Reorganization.
Transaction costs. Transaction costs in 2024 are primarily related to the Utica Sale that closed on March 22, 2024, the Mountaineer Transaction that closed on May 1, 2024 and the costs incurred in connection with our Corporate Reorganization and strategic alternatives review .
Interest expense. Interest expense decreased $3.7 million for the three months ended June 30, 2024, compared to three months ended June 30, 2023, primarily due to $7.3 million of reduced interest expense in connection with the repayment of the ABL Facility and $3.0 of reduced interest expense as a result of the exchange and repurchase of $209.7 million of the 2025 Senior Notes that occurred in November 2023, partially offset by $5.7 million of increased borrowing costs on the 2026 Unsecured Notes issued in November 2023.
Interest expense decreased $0.1 million for the six months ended June 30, 2024, compared to six months ended June 30, 2023, primarily due to $7.8 million of reduced interest expense in connection with the repayment of the ABL Facility and $6.0 of reduced interest expense as a result of the exchange and repurchase of $209.7 million of the 2025 Senior Notes that occurred in November 2023, partially offset by $12.0 million of increased borrowing costs on the 2026 Unsecured Notes issued in November 2023.
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
We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of June 30, 2024, our material off-balance sheet arrangements and transactions include (i) letters of credit outstanding against our ABL Facility aggregating to $4.3 million, and (ii) letters of credit outstanding against our Permian Transmission Credit Facility aggregating to $10.5 million. There are no other transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of our capital resources.
We are in compliance with all covenants contained in the Senior Notes, the ABL Facility and the Permian Transmission Credit Facility. The ABL Facility requires that Summit Holdings not permit (i) the First Lien Net Leverage Ratio (as defined in the ABL Agreement) as of the last day of any fiscal quarter to be greater than 2.50:1.00, or (ii) the Interest Coverage Ratio (as defined in the ABL Agreement) for any fiscal quarter ending on or before December 31, 2024, (x) if no loans under the Credit Agreement are outstanding and unrestricted cash exceeds $200.0 million on such date, 1.50:1.00 and (y) if any loans under the Credit Agreement are outstanding or unrestricted cash is less than such threshold on such date, 1.75:1.00 and (b) thereafter, 1.90:1.00.

ABL Facility. As of June 30, 2024, we had a $400.0 million revolving ABL Facility with a maturity date of May 1, 2026; provided that if the outstanding amount of the 2025 Senior Notes (or any permitted refinancing indebtedness in respect thereof that has a final maturity, scheduled amortization or any other scheduled repayment, mandatory prepayment, mandatory redemption or sinking fund obligation prior to the date that is 120 days after the Termination Date (as defined in the ABL Agreement)) on such date equals or exceeds $50.0 million, then the ABL Facility will mature on December 13, 2024. As of June 30, 2024, there were no amounts outstanding under the ABL Facility and the available borrowing capacity totaled $371.7 million after giving effect to the issuance thereunder of $4.3 million of outstanding but undrawn irrevocable standby letters of credit and $24.0 million of commitment reserves. For additional information on our refinancing transactions, see Note 16.
2025 Senior Notes. In February 2017, the Co-Issuers co-issued $500.0 million of 5.75% senior unsecured notes maturing April 15, 2025 (the “2025 Senior Notes”). As of June 30, 2024, the outstanding balance of the 2025 Senior Notes was $49.8 million. The 2025 Senior Notes were senior, unsecured obligations and ranked equally in right of payment with all of our existing and future senior obligations. The 2025 Senior Notes were effectively subordinated in right of payment to all of our secured indebtedness, to the extent of the collateral securing such indebtedness. As of June 30, 2024, the Co-Issuers could have redeemed all or part of the 2025 Senior Notes at a redemption price of 100.000%, plus accrued and unpaid interest, if any, to, but not including the redemption date. For additional information on our refinancing transactions, see Note 16.
2026 Secured Notes. In November 2021, we issued $700.0 million of the 2026 Secured Notes, at a price of 98.5% of face value. Additionally, in November 2022, we issued an additional $85.0 million of 2026 Secured Notes at a price of 99.26% of their face value. The Co-Issuers paid interest on the 2026 Secured Notes semi-annually on April 15 and October 15 of each year, and the 2026 Secured Notes were jointly and severally guaranteed, on a senior second-priority secured basis (subject to permitted liens), by us and each of our restricted subsidiaries that is an obligor under the ABL Facility, or under the 2025 Senior Notes on the issue date of the 2026 Secured Notes. As of June 30, 2024, the outstanding balance of the 2026 Secured Notes was $764.5 million.
The 2026 Secured Notes would have matured on October 15, 2026; provided that, if the outstanding amount of the 2025 Senior Notes (or any refinancing indebtedness in respect thereof that has a final maturity on or prior to the date that is 91 days after the Initial Maturity Date (as defined in the 2026 Secured Notes Indenture)) is greater than or equal to $50.0 million on January 14, 2025, which is 91 days prior to the scheduled maturity date of the 2025 Senior Notes, then the 2026 Secured Notes would have matured on January 14, 2025.
Starting in the first quarter of 2023 with respect to the fiscal year ended 2022, and continuing annually through the fiscal year ended 2025, we were required under the terms of the 2026 Secured Notes Indenture to, if we have Excess Cash Flow (as defined in the 2026 Secured Notes Indenture), and subject to our ability to make such an offer under the ABL Facility, offer to purchase an amount of the 2026 Secured Notes, at 100% of the principal amount plus accrued and unpaid interest, equal to 100% of the Excess Cash Flow generated in the prior year. Excess Cash Flow is generally defined as consolidated cash flow minus the sum of capital expenditures and cash payments in respect of permitted investments and permitted restricted payments.
Generally, if we did not offer to purchase designated annual amounts of its 2026 Secured Notes or reduce its first lien capacity under the 2026 Secured Notes Indenture per annum from 2023 through 2025, the interest rate on the 2026 Secured Notes is subject to certain rate escalations. Per the terms of the 2026 Secured Notes Indenture, the designated amounts are $50.0 million aggregate principal amount of the 2026 Secured Notes by April 1, 2023, otherwise the interest rate shall automatically increase by 50 basis points per annum; $100.0 million aggregate principal amount of the 2026 Secured Notes by April 1, 2024, otherwise the interest rate shall automatically increase by 100 basis points per annum (minus any amount previously increased); and $200.0 million aggregate principal amount of the 2026 Secured Notes by April 1, 2025, otherwise the interest rate shall automatically increase by 200 basis points per annum (minus any amount previously increased).
Based on the amount of our Excess Cash Flow for the fiscal year ended 2023, on March 27, 2024, we commenced a cash tender offer to purchase up to $19.3 million aggregate principal amount of the outstanding 2026 Secured Notes at 100% of the principal amount plus accrued and unpaid interest. The cash flow offer expired on April 24, 2024 with $13.6 million tendered and validly accepted and fully discharged as of June 30, 2024.
As of April 1, 2024, we had not made offers to purchase in the required amount of $100.0 million and the interest rate on the 2026 Secured Notes increased an incremental 50 basis points to 9.50% effective on such date.
On May 7, 2024, we commenced a cash tender offer to purchase up to $215.0 million of the outstanding 2026 Secured Notes (the “Asset Sale Offer”). The Asset Sale Offer expired on June 5, 2024 with $6.9 million of the 2026 Secured Notes validly tendered and fully discharged as of June 30, 2024.

To the extent we made an offer to purchase, and the offer was not fully accepted by the holders of the 2026 Secured Notes, we could have used any remaining amount not accepted for any purpose not prohibited by the 2026 Secured Notes Indenture or the ABL Facility.
For additional information on our refinancing transactions, see Note 16.
2026 Unsecured Notes. In November 2023, we issued a total of $209.5 million aggregate principal amount of 2026 Unsecured Notes in exchange for $180.0 million aggregate principal amount of the 2025 Senior Notes and $29.5 million in cash. The 2026 Unsecured Notes bore interest at 12.00% and would have matured on October 15, 2026, in line with the maturity date of the 2026 Secured Notes. On June 7, 2024, the Co-Issuers, delivered a redemption notice with respect to all $209.5 million of the outstanding 2026 Unsecured Notes at 101.000%. On June 24, 2024, the 2026 Unsecured Notes were fully repaid and discharged. As of June 30, 2024, the 2026 Unsecured Notes were redeemed in full and satisfied and discharged.
Other. We may in the future use a combination of cash, secured or unsecured borrowings and issuances of our common units or other securities and the proceeds from asset sales to retire or refinance our outstanding debt or Series A Preferred Units through privately negotiated transactions, open market repurchases, redemptions, exchange offers, tender offers or otherwise, but we are under no obligation to do so. Any such transactions occurring prior to the August 1, 2024 Corporate Reorganization may produce allocations of taxable income to a unitholder with respect to such time period, such as gains on asset sales or income from cancellation of indebtedness, that would be large on a per-unit basis relative to the then trading price of our common units and were not, and will not be, accompanied by any corresponding distribution of cash to fund the payment of the resulting tax liability to the unitholder.
Cash Flows
The components of the net change in cash and cash equivalents were as follows:

	Six Months Ended June 30,
	2024	2023
	(In thousands)
Net cash provided by operating activities	$30,973	$51,640
Net cash provided by (used in) investing activities	672,038	(38,217)
Net cash used in financing activities	(559,440)	(12,077)
Net change in cash, cash equivalents and restricted cash	$143,571	$1,346
Operating activities.
Cash flows provided by operating activities for the six months ended June 30, 2024 primarily reflected:
•a net income of $109.1 million plus positive adjustments of $66.3 million for non-cash operating items; and
•a $11.9 million change in working capital accounts.
Cash flows provided by operating activities for the six months ended June 30, 2023 primarily reflected:
•a net loss of $27.7 million plus adjustments of $85.9 million for non-cash operating items; and
•a $6.5 million change in working capital accounts.
Investing activities.
Cash flows provided by investing activities during the six months ended June 30, 2024 primarily reflected:
•$332.7 million of cash inflows from the proceeds of the sale Ohio Gathering;
•$292.3 million of cash inflows from the proceeds of the Utica Sale (excluding Ohio Gathering);
•$70.0 million of cash inflows from the proceeds of the Mountaineer Transaction;
•$4.4 million of cash inflows from the sale of compressor equipment; and
•$26.9 million of cash outflows for capital expenditures.
Cash flows used in investing activities during the six months ended June 30, 2023 primarily reflected:
•$32.2 million of cash outflows for capital expenditures; and
•$3.5 million for cash investments in the Double E Project.

Financing activities.
Cash flows used in financing activities during the six months ended June 30, 2024 primarily reflected:
•$313.0 million of cash outflows for repayments on the ABL Facility;
•$209.5 million of cash outflows from the redemption of 2026 Unsecured Notes;
•$13.6 million of cash outflows for the Excess Cash Flow Offer;
•$7.6 million of cash outflows for repayments on the Permian Transmission Term Loan; and
•$6.9 million of cash outflows for the Asset Sale Offer.
Cash flows used in financing activities during the six months ended June 30, 2023 primarily reflected:
•$37.0 million of cash outflows for repayments on the ABL Facility;
•$5.1 million of cash outflows for repayments on the Permian Transmission Term Loan; offset by
•$35.0 million from borrowings on the ABL Facility.
Capital Requirements
Overall.
Our business is capital intensive, requiring significant investment for the maintenance of existing gathering systems and the acquisition or construction and development of new gathering systems and other midstream assets and facilities. Our Partnership Agreement required that we categorize our capital expenditures as either:
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
In connection with the consummation of the Corporate Reorganization, the Partnership Agreement was amended to, among other things, reflect that all of the issued and outstanding limited partnership interests of the Partnership are held by Summit Midstream Corporation. For information on the Corporate Reorganization, see Note 16 – Subsequent Events.
For the six months ended June 30, 2024, cash paid for capital expenditures totaled $26.9 million which included $6.3 million of maintenance capital expenditures. For the six months ended June 30, 2024, we did not make any contributions to Ohio Gathering and we contributed $0.4 million to Double E.
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
Excess Cash Flow Offers to Purchase.
Starting in the first quarter of 2023 with respect to the fiscal year ended 2022, and continuing annually through the fiscal year 2025, we were required under the terms of the 2026 Secured Notes Indenture to, if we have Excess Cash Flow (as defined in the 2026 Secured Notes Indenture), and subject to our ability to make such an offer under the ABL Facility, offer to purchase an amount of the 2026 Secured Notes, at 100% of the principal amount plus accrued and unpaid interest, equal to 100% of the Excess Cash Flow generated in the prior year. Excess Cash Flow is generally defined as consolidated cash flow minus the sum of capital expenditures and cash payments in respect of permitted investments and permitted restricted payments.

Generally, if we did not offer to purchase designated annual amounts of our 2026 Secured Notes or reduce our first lien capacity under the 2026 Secured Notes Indenture per annum from 2023 through 2025, the interest rate on the 2026 Secured Notes is subject to certain rate escalations. Per the terms of the 2026 Secured Notes Indenture, the designated amounts are to offer to purchase $50.0 million aggregate principal amount of the 2026 Secured Notes by April 1, 2023, otherwise the interest rate shall automatically increase by 50 basis points per annum; $100.0 million aggregate principal amount of the 2026 Secured Notes by April 1, 2024, otherwise the interest rate shall automatically increase by 100 basis points per annum (minus any amount previously increased); and $200.0 million aggregate principal amount of the 2026 Secured Notes by April 1, 2025, otherwise the interest rate shall automatically increase by 200 basis points per annum (minus any amount previously increased).
Based on the amount of our Excess Cash Flow for the fiscal year ended 2023, on March 27, 2024, we commenced a cash tender offer to purchase up to $19.3 million aggregate principal amount of the outstanding 2026 Secured Notes at 100% of the principal amount plus accrued and unpaid interest. The cash flow offer expired on April 24, 2024 with $13.6 million tendered, validly accepted and fully discharged as of June 30, 2024.
As of April 1, 2024, we had not made offers to purchase in the required amount of $100.0 million and the interest rate on the 2026 Secured Notes increased an incremental 50 basis points to 9.50% effective on such date.
To the extent we made an offer to purchase, and the offer was not fully accepted by the holders of the 2026 Secured Notes, we could have used any remaining amount not accepted for any purpose not prohibited by the 2026 Secured Notes Indenture or the ABL Facility.
For additional information, see Note 16 – Subsequent Events.
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
Off-Balance Sheet Arrangements
During the three and six months ended June 30, 2024, there were no material changes to the off-balance sheet obligations disclosed in our 2023 Annual Report.
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

On May 1, 2024, we completed the sale of our Mountaineer Midstream system to Antero Midstream LLC. In connection with the sale, we designated Mountaineer Midstream Company, LLC as an unrestricted subsidiary, terminating its status as a guarantor subsidiary prior to the occurrence of the sale.
The summarized financial information below presents the activities and balances of Summit Utica and Mountaineer Midstream as guarantor subsidiaries for all summarized income statement periods and balance sheet dates presented in which they were owned by the Partnership. Summit Utica and Mountaineer Midstream are not included in the Partnership’s balance sheet as of June 30, 2024.

Summarized Balance Sheet Information. Summarized balance sheet information as of June 30, 2024 and December 31, 2023 follows.

	June 30, 2024
	SMLP	Obligor Group
	(In thousands)
Assets
Current assets	$2,495	$215,781
Noncurrent assets	10,234	1,488,737

Liabilities
Current liabilities	$15,815	$132,410
Noncurrent liabilities	1,228	794,587

	December 31, 2023
	SMLP	Obligor Group
	(In thousands)
Assets
Current assets	$2,993	$93,035
Noncurrent assets	9,801	2,069,149

Liabilities
Current liabilities	$10,395	$104,694
Noncurrent liabilities	2,054	1,383,704

Summarized Statements of Operations Information. For the purposes of the following summarized statements of operations, we allocate a portion of general and administrative expenses recognized at the SMLP parent to the Obligor Group to reflect what those entities' results would have been had they operated on a stand-alone basis. Summarized statements of operations for the six months ended June 30, 2024 and for the year ended December 31, 2023 follow.

	Six Months Ended June 30, 2024
	SMLP	Obligor Group
	(In thousands)
Total revenues	$—	$214,370
Total costs and expenses	11,808	252,331
Income (loss) before income taxes and income from equity method investees	(11,808)	106,703
Income from equity method investees	—	—
Net income (loss)	$(11,365)	$113,742

	Year Ended December 31, 2023
	SMLP	Obligor Group
	(In thousands)
Total revenues	$—	$451,032
Total costs and expenses	3,882	373,245
Loss before income taxes and income from equity method investees	(3,661)	(60,615)
Income from equity method investees	—	22,922
Net loss	$(3,983)	$(37,693)
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
•the current and potential future impact of pandemics on our business, results of operations, financial position or cash flows;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our interest rate risk exposure, which is largely related to our indebtedness, has not changed materially since December 31, 2023. As of June 30, 2024, we had approximately $814.2 million principal of fixed-rate debt, nil outstanding under our variable rate ABL Facility and $137.2 million outstanding under the variable rate Permian Transmission Term Loan (see Note 8 - Debt). As of June 30, 2024, we had $123.5 million of interest rate exposure hedged to offset the impact of changes in interest rates on our Permian Transmission Term Loan. While existing fixed-rate debt mitigates the downside impact of fluctuations in interest rates, future issuances of long-term debt could be impacted by increases in interest rates, which could result in higher overall interest costs. In addition, the borrowings under our ABL Facility, which have a variable interest rate, also expose us to the risk of increasing interest rates. For additional information, see the "Interest Rate Risk" section included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the 2023 Annual Report and updates to our risk factors included herein.
See Note 16 – Subsequent Events for additional information on our Refinancing Transactions.
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
Item 4. Controls and Procedures.
Under the direction of our General Partner's Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of June 30, 2024 and (ii) no change in internal control over financial reporting occurred during the quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Fiberspar Corporation. On May 3, 2022, Fiberspar Corporation (“Fiberspar”) filed a petition in the District Court of Harris County, Texas alleging, before costs and interest, over $5.0 million owed but not paid for orders of pipeline product from Fiberspar. The petition asserts causes of action for breach of contract and suit on sworn account. A civil action on the same claims had been filed by Fiberspar in 2016 but was dismissed without prejudice pursuant to a standstill and tolling agreement that expired in 2021. We filed an answer on September 6, 2022 denying Fiberspar’s claims and asserting counter claims. The case is pending in the District Court of Harris County, Texas. We are unable to predict the final outcome of this matter.
Global Settlement. On August 4, 2021, the Partnership and several of its subsidiaries entered into agreements to resolve government investigations into the previously disclosed 2015 Blacktail Release, from a pipeline owned and operated by Meadowlark Midstream, which at the time was a wholly owned subsidiary of Summit Investments (together with Meadowlark Midstream, the “Companies”). The Companies entered into the following agreements to resolve the U.S. federal and North Dakota state governments’ environmental claims against the Companies with respect to the 2015 Blacktail Release: (i) a Consent Decree with (a) the DOJ, on behalf of the U.S. Environmental Protection Agency and the U.S. Department of Interior, and (b) the State of North Dakota, on behalf of the North Dakota Department of Environmental Quality and the North Dakota Game and Fish Department, lodged with the U.S. District Court; (ii) a Plea Agreement with the United States, by and through the U.S. Attorney for the District of North Dakota, and the Environmental Crimes Section of the DOJ; and (iii) a Consent Agreement with the North Dakota Industrial Commission (together, the “Global Settlement”).
The Consent Decree provides for, among other requirements and subject to the conditions therein, (i) payment of total civil penalties and reimbursement of assessment costs of $21.25 million, with the federal portion of penalties payable over up to five years and the state portion of penalties payable over up to, for the federal and state civil amounts, six years and, for the federal criminal amounts, five years, with interest accruing at, for the federal and state civil amounts, a fixed rate of 3.25% and, for the federal criminal amounts, a variable rate set by statute; (ii) continuation of remediation efforts at the site of the 2015 Blacktail Release; (iii) other injunctive relief, including, but not limited to, control room management, an environmental management system audit, training, and reporting; and (iv) no admission of liability to the U.S. or North Dakota. The Consent Decree was entered by the U.S. District Court on September 28, 2021.
The Consent Agreement settles a complaint brought by the North Dakota Industrial Commission in an administrative action against the Companies for alleged violations of the North Dakota Administrative Code (“NDAC”) arising from the 2015 Blacktail Release on the following terms: (i) the Companies admit to three counts of violating the NDAC; (ii) the Companies agree to follow the terms and conditions of the Consent Decree, including payment of penalty and reimbursement amounts set forth in the Consent Decree; and (iii) specified conditions in the Consent Decree regarding operation and testing of certain existing produced water pipelines shall survive until those pipelines are properly abandoned.
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
On December 6, 2021, the U.S. District Court accepted the Plea Agreement. This Global Settlement resulted in losses amounting to $36.3 million and will be paid over five to six years, of which we have paid principal amounts of $14.7 million as of June 30, 2024.
Sage Natural Resources. In July 2022, the Partnership’s subsidiary DFW Midstream filed a petition in the District Court of Dallas County, Texas seeking payment, before costs and interest, of approximately $1.0 million in electric power costs for gathering services provided to Sage Natural Resources, LLC (“Sage”) in 2021-2022. On July 25, 2024, this matter was resolved with no material impact to the Partnership.
Item 1A. Risk Factors.
The risk factors contained in Exhibit 99.1 to the Partnership’s Current Report on Form 8-K filed with the SEC on June 3, 2024 are incorporated herein by reference except to the extent they address risks arising from or relating to the failure of events described therein to occur, which events have since occurred.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosure.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.

Exhibit number		Description
2.1
Agreement and Plan of Merger, dated as of May 31, 2024, by and among Summit Midstream Corporation, Summit SMC NewCo, LLC, Summit Midstream Partners, LP and Summit Midstream GP, LLC (Incorporated herein by reference to Exhibit 2.1 to SMLP’s Current Report on Form 8-K filed June 3, 2024 (Commission File No. 001-35666))

3.1
Fifth Amended and Restated Agreement of Limited Partnership of Summit Midstream Partners, LP, dated August 1, 2024 (Incorporated herein by reference to Exhibit 3.1 to SMLP's Current Report on Form 8-K filed August 1, 2024 (Commission File No. 001-35666)).

3.2
Third Amended and Restated Limited Liability Company Agreement of Summit Midstream GP, LLC, dated August 1, 2024 (Incorporated herein by reference to Exhibit 3.2 to SMLP's Current Report on Form 8-K filed August 1, 2024 (Commission File No. 001-35666)).

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
10.1
Purchase and Sale Agreement, dated May 1, 2024, by and among Mountaineer Midstream Company, LLC, as Seller, and Antero Midstream LLC, as Buyer, and for the limited purposes expressly set forth thereto, Summit Midstream Partners, LP (Incorporated herein by reference to Exhibit 10.1 to SMLP’s Quarterly Report on Form 10-Q filed May 6, 2024 (Commission File No. 001-35666))

10.2
First Amendment to the Summit Midstream Partners, LP 2022 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to SMLP’s Current Report on Form 8-K filed May 22, 2024 (Commission File No. 001-35666))

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

Summit Midstream Partners, LP
(Registrant)

By: Summit Midstream GP, LLC (its General Partner)

August 9, 2024	/s/ WILLIAM J. MAULT
William J. Mault, Executive Vice President and Chief Financial Officer (Principal Financial Officer)